Form 10QSB
period 2000-03-31
FINDEX COM INC
filed 2000-05-26
CIK 1089061

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended:     March 31, 2000

Commission File No.        0-29963

                                FINDEX.COM, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

             NEVADA                                        88-0379462
   ----------------------------               ---------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

                 11640 ARBOR STREET, SUITE 201, OMAHA, NE 68144
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (402) 333-1900
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,367,312 shares as of May 1, 2000.

Transitional Small Business Format: No

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Registrant's financial statements are filed herewith following the signature page.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

     The following discussion should be read together with the financial statements of FindEx.com, Inc., which are included in this Form 10-QSB. The following discussion contains certain forward-looking statements regarding FindEx's expectations for its business and its capital resources. These expectations are subject to various uncertainties and risks that may cause actual results to differ significantly from these forward-looking statements.

GENERAL

     FindEx.com, Inc ("the Company") was incorporated under the laws of the State of Delaware on December 26,1995 as FinSource, Ltd. In April 1999 the company merged with FINdex Acquisition Corporation, (FAC) a Delaware corporation in a stock for stock transaction. Then on April 30, 1999 the Company was acquired by EJH Entertainment, Inc.(EJH) a Nevada corporation in a stock for stock transaction and the name of the Company was changed to FindEx.com, Inc. Both the merger with FAC and the acquisition by EJH were treated as reorganization mergers with the Company.

     The Company is a retail, wholesale and internet supplier of software products to business and religious organizations and individuals. In July of 1999 the Company completed an exclusive license agreement with Mattel Corporation for the Parsons Church Division of Mattel. In so doing, FindEx.com obtained the exclusive right to market, sell and continue to develop several bible study software products. The Company develops and publishes church and bible study software products designed to simplify biblical research, and streamline church office tasks.

     Pursuant to a Share Exchange Agreement dated March 07, 2000, FindEx.com, Inc., a Nevada corporation, acquired all of the issued and outstanding capital stock of Reagan Holdings, Inc. ("Reagan") from the shareholders of Reagan in a pro rata exchange for an aggregate of 150,000 shares of FindEx.com's common stock, par value $0.001 per share (the "Share Exchange"). As a result of the Share Exchange, 100% of the outstanding capital stock of Reagan is owned by FindEx.com and Reagan became a wholly-owned subsidiary of FindEx.com. Upon effectiveness of the Share Exchange, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, FindEx.com became the successor issuer to Reagan for reporting purposes under the Securities Exchange Act of 1934.

RESULTS OF OPERATIONS

     FindEx.com has material operations in only one division.

     Revenues

     Gross revenues were $2,135,481 in the three months ended March 31, 2000. Since during the period of January 1, 1999 through March 31, 1999, FindEx was still a development stage business, revenue comparisons to the prior year is not meaningful; the generation of revenues for the quarter was from internal operations and did not include revenue from any acquisitions. Net Revenue for the three months ended March 31, 2000 were $2,040,291 which included $290 for sales discounts and a separate reserve for potential returns of $94,900. This return reserve is a based upon a percentage of total retail and direct sales for the period and may increase or decrease as actual returns are processed.

     Cost of Sales

     Costs of sales were $588,810 in the three months ended March 31, 2000. Gross profit (revenues less cost of sales) was $1,451,481 for the three month period ending March 31, 2000.

     The Company had manufacturing and assembly costs of sales of $441,310. The Company also had product royalties of $147,500 for the three month period ending March 31, 2000.

     Selling, General and Administrative Expenses

     The selling, general and administrative expenses for FindEx were $1,186,716 for the three months ended March 31, 2000. These costs are primarily personnel, advertising and professional service related expenses. The Company also recorded one-time costs of $150,000 during the period which are included in the Selling, General and Administrative expenses related to the acquisition of Reagan Holdings, Inc. The Company as a result posted Net Ordinary Income (EBITDA) of $264,766 for the three month period ending March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, FindEx had $1,525,548 in current assets, $3,140,745 in current liabilities and retained earnings of $302,029. The Company had a net profit of $56,297 for the three months ended March 31, 2000.

     Pursuant to a note originally issued to a management company in December 1999, the Company received additional funds in January of 2000, in order to fund the continued development and sales of its software products and services. FindEx received $300,000 of additional financing under the note agreement, which is due in the form of a note payable in December of 2001. This note is unsecured and bears an annual interest of 9%.

     On April 20, 2000, the Company entered into a Corporate Development Consulting Agreement with Ardt Investment Management, Inc. ("AIM") to provide support for the Company's further development and growth. The Agreement provides for a retainer fee of 50,000 shares of Common Stock and a monthly payment of $2,000 for a period of twelve months commencing one month from the date of execution of the agreement. The Agreement further provides that delinquent monthly installments may be paid in cash or by transferring an appropriate number of free-trading common stock shares valued at a 50% discount to the market Bid price to AIM per month, upon the due date, in lieu of cash, at AIM's option. The 50,000 shares are due and paid in two installments of 25,000 shares, commencing with the execution of the Agreement and the second payment of 25,000 due upon completion of term negotiation and documentation. The Agreement further provides for 100,000 warrants on the Common Stock shares which were due and vested immediately upon execution of the agreement. The exercise price is fixed at $3.00 per share with each warrant being convertible upon exercise into one share of common stock for a period of one year from the effective date of the agreement. AIM may, at the time for each payment and at its sole option, elect to receive all or a portion of said fees in the form of securities, equity, or financing instruments issued by FindEx to AIM on terms agreed to in writing. In addition, FindEx agrees to pay AIM various finder fees and/or placement agent commissions ranging from 2% - 10% according to industry standards.

     On April 27, 2000, FindEx signed a Term Sheet with AIM Securities, Inc. to seek Bridge Financing in the amount of $1M - $5,000,000 through the issuance of Convertible Debentures with interest accruing on the unpaid principal at a rate of up to 12%.

     The Company received $300,000 from a stock subscription agreement dated April 28, 2000. This agreement is for 150,000 restricted shares of FindEx.com, Inc Common Stock at a price of $2.00 per share. These shares do carry piggyback registration rights.

     FindEx has not entered into any arrangements with any financial institutions or third parties to provide additional financing. If FindEx is unable to obtain additional financing or raise adequate working capital in the amounts desired and on acceptable terms, FindEx may be required to reduce the scope of its presently anticipated activities.

     Management believes that the net proceeds of future anticipated securities offerings and the on-going results of revenues, which are projected to be realized from operations, should be sufficient to fund ongoing operations and its business plan. However, there is no assurance that anticipated offerings will be undertaken, and if undertaken, in fact, will be successful or the proceeds derived from such offerings will, in fact, be sufficient to fund operations and meet the needs of the Company's business plans.

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-QSB includes "forward-looking statements" within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) uncertainties involved in the rate of growth and acceptance of the Internet,
(iii) adoption by the Christian community of electronic technology for gathering information, facilitating e-commerce transactions, and providing new products, websites, and services, (iv) volatility of the stock market, particularly within the technology sector, and the ability to use our capital stock as a currency for acquisitions, and (v) general economic conditions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurance that such expectations reflected in these forward-looking statements will prove to have been correct.

     We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this quarterly report.

PART II - OTHER INFORMATION

Item 5. OTHER INFORMATION

     On March 4, 2000, the Company ("FindEx") entered into a Service Agreement ("Agreement") with TM Capital Partners LLC ("TM Capital") to effect transactions intended to merge or otherwise combine FindEx with a United States reporting company and for related matters. The Agreement calls for FindEx to pay TM Capital $150,000 for its services.

     As a result of the Service Agreement, on March 7, 2000, FindEx entered into a Share Exchange Agreement with the shareholders ("Shareholders") of all of the issued and outstanding stock of Reagan Holdings, Inc., a Delaware corporation ("Reagan") whereby the Company agreed to purchase the Reagan Shares from the Shareholders in exchange for 150,000 shares of FindEx common stock. As a result of this exchange, Reagan became a wholly-owned subsidiary of FindEx.

      On April 20, 2000, the Company entered into a Corporate Development Consulting Agreement with Ardt Investment Management, Inc. ("AIM") to provide support for the Company's further development and growth. The Agreement provides for a retainer fee of 50,000 shares of Common Stock and a monthly payment of $2,000 for a period of twelve months commencing one month from the date of execution of the agreement. The Agreement further provides that delinquent monthly installments may be paid in cash or by transferring an appropriate number of free-trading common stock shares valued at a 50% discount to the market Bid price to AIM per month, upon the due date, in lieu of cash, at AIM's option. The 50,000 shares are due and paid in two installments of 25,000 shares, commencing with the execution of the Agreement and the second payment of 25,000 due upon completion of term negotiation and documentation. The Agreement further provides for 100,000 warrants on the Common Stock shares which were due and vested immediately upon execution of the agreement. The exercise price is fixed at $3.00 per share with each warrant being convertible upon exercise into one share of common stock for a period of one year from the effective date of the agreement. AIM may, at the time for each payment and at its sole option, elect to receive all or a portion of said fees in the form of securities, equity, or financing instruments issued by FindEx to AIM on terms agreed to in writing. In addition, FindEx agrees to pay AIM various finder fees and/or placement agent commissions ranging from 2% - 10% according to industry standards.

     On April 27, 2000, FindEx signed a Term Sheet with AIM Securities, Inc. to seek Bridge Financing in the amount of $1M - $5,000,000 through the issuance of Convertible Debentures with interest accruing on the unpaid principal at a rate of up to 12%.

     The Company received $300,000 from a stock subscription agreement dated April 28, 2000. The agreement is for 150,000 restricted shares of FindEx.com, Inc. Common Stock at a price of $2.00 per share. These shares do carry piggyback registration rights.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBITS

*27.1  Financial Data Schedule

-----------
*Filed herewith

(b) Reports on Form 8-K and Form 8-K/A filed during the three months ended March 31, 2000:

Form 8-K12G3 dated March 15, 2000 reporting (i) the acquisition by FindEx.com, Inc of Reagan Holdings, Inc. a Delaware corporation in the development stage of funding and acquiring companies related to industries in the service, high technology, product development and financial resources and (ii) the financial statements and pro forma financial information of the acquired company.

Form 8-K dated April 18, 2000, reporting the change in independent auditors by the Company from Grant Thorton, LLP to the new accounting firm Crouch, Bierwolf & Chisholm.

Form 8-K/A dated May 18, 2000, the Company files the audited financial statements which were not filed with Form 8-K dated March 15, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FINDEX.COM, INC.

By: /s/ JOSEPH V. SZCZEPANIAK
    ---------------------------
     Joseph V. Szczepaniak
     President & CEO

May 23, 2000

                          FINDEX.COM, INC.

               CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          MARCH 31, 2000      DECEMBER 31, 1999
                                                                          --------------      -----------------
                                                                           (UNAUDITED)
                            ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                           $   16,777        $  147,272
        Accounts receivable, trade
             (net of allowance of $9,277 and $11,000, respectively)            903,694           942,568
        Inventories                                                            602,993           545,348
        Other current assets                                                     2,084            13,603
                                                                             ---------         ---------
             TOTAL CURRENT ASSETS                                            1,525,548         1,648,791
                                                                             ---------         ---------
PROPERTY AND EQUIPMENT, net                                                    108,903            97,973
                                                                             ---------         ---------
OTHER ASSETS
        Licenses, net                                                        4,707,694         4,858,695
        Other assets                                                             9,108             9,108
                                                                             ---------         ---------
             TOTAL OTHER ASSETS                                              4,716,802         4,867,803
                                                                             ---------         ---------
             TOTAL ASSETS                                                   $6,351,253        $6,614,567
                                                                            ==========        ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable                                                    $  993,306        $1,153,561
        Accrued royalties                                                      833,643           754,825
        Accrued income taxes                                                   811,000           770,000
        License fees payable                                                        --           744,360
        Other current liabilities                                              502,796           488,311
                                                                             ---------         ---------
             TOTAL CURRENT LIABILITIES                                       3,140,745         3,911,057
                                                                             ---------         ---------
LONG TERM NOTE PAYABLE                                                         650,000           200,000
                                                                             ---------         ---------
STOCKHOLDERS' EQUITY
        Preferred stock, Series A, $.001 par value, 5,000,000
             shares authorized, 20,000 shares issued and outstanding                20                20
        Preferred stock, Series B, $.001 par value, 5,000,000
             shares authorized, 67,500 shares issued and outstanding                68                68
        Common stock, $.001 par value, 50,000,000 shares
             authorized, 9,222,312 and 9,072,312 shares issued and
             outstanding, respectively                                           9,222             9,072
        Paid-in capital                                                      2,249,169         2,248,618
        Retained earnings                                                      302,029           245,732
                                                                             ---------         ---------
             TOTAL STOCKHOLDERS' EQUITY                                      2,560,508         2,503,510
                                                                             ---------         ---------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $6,351,$53        $6,614,567
                                                                            ==========        ==========


                                FINDEX.COM, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                        2000                1999
                                                      ---------           ---------

REVENUES, net of reserves and allowances             $2,040,291           $      --

COST OF SALES                                           588,810                  --
                                                     ----------           ---------

GROSS PROFIT                                          1,451,481                  --

OPERATING EXPENSES
         Sales                                          172,696                  --
         General and administrative                   1,014,020              44,625
                                                     ----------           ---------
                 TOTAL OPERATING EXPENSES             1,186,716              44,625
                                                     ----------           ---------

EARNINGS (LOSS) BEFORE INTEREST, TAXES,
         DEPRECIATION AND AMORTIZATION                  264,765             (44,625)
                                                     ----------           ---------

OTHER INCOME (EXPENSES)
         Interest income                                  1,482                  --
         Other income                                     1,500                  --
         Depreciation and amortization                 (156,777)                 --
         Interest expense                               (13,673)                 --
                                                     ----------           ---------
                 NET OTHER INCOME (EXPENSES)           (167,468)                 --
                                                     ----------           ---------

NET INCOME (LOSS) BEFORE INCOME TAXES                    97,297             (44,625)

         INCOME TAXES                                   (41,000)                 --
                                                     ----------           ---------

NET INCOME (LOSS)                                    $   56,297           $ (44,625)
                                                     ==========           =========
NET EARNINGS (LOSS) PER SHARE
                 Basic                               $   0.0062           $ (0.0087)
                                                     ==========           =========
                 Diluted                             $   0.0056           $ (0.0087)
                                                     ==========           =========
WEIGHTED NUMBER OF SHARES OUTSTANDING
                 Basic                                9,122,312           5,157,625
                                                     ==========           =========
                 Diluted                              9,977,812           5,157,625
                                                     ==========           =========



                                FINDEX.COM, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                                 2000              1999
                                                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                  $    56,297         $   (44,625)
         Adjustments to reconcile net income (loss)
             to cash provided (used) by operating activities:
                  Depreciation and amortization                                 156,777                  --
                  Collection on accounts receivable - major customer          1,500,000                  --
                  Changes in assets and liabilities, net of
                  effects of acquisition:
                       Accounts receivable                                       38,874               1,376
                       Inventory                                                (57,645)                 --
                       Prepaid expenses                                          11,519               8,249
                       Accounts payable                                        (160,255)            (11,677)
                       Accrued royalties                                         78,818                  --
                       Accrued income taxes                                      41,000                  --
                       License fees payable                                    (744,360)                 --
                       Other current liabilities                                 14,485              (3,535)
                                                                            -----------         -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                935,510             (50,212)
                                                                            -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                                     (16,705)                 --
         Cash from merger with Reagan Holdings, Inc.                                700                  --
         Payment on license agreements                                       (1,500,000)                 --
                                                                            -----------         -----------
NET CASH USED BY INVESTING ACTIVITIES                                        (1,516,005)                 --
                                                                            -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from debt financing                                           450,000                  --
         Proceeds from issuance of Preferred stock                                   --             140,460
                                                                            -----------         -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                       450,000             140,460
                                                                            -----------         -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (130,495)             90,248
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  147,272                 212
                                                                            -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $    16,777         $    90,460
                                                                            ===========         ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES
         Common stock issued to acquire Reagan Holdings, Inc.,
             a Delaware corporation                                         $       150         $        --

SUPPLEMENTAL CASH FLOW INFORMATION
         Cash paid for:
             Interest                                                       $     1,423         $        --
             Income taxes                                                   $        --         $        --

