Form 10QSB
period 2000-06-30
FINDEX COM INC
filed 2000-08-14
CIK 1089061

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2000

Commission File No. 0-29963


                                FINDEX.COM, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)


             Nevada                                            88-0379462
---------------------------------                         -------------------
 (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                         Identification No.)


                 11640 Arbor Street, Suite 201, Omaha, NE 68144
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (402) 333-1900
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,690,812 shares as of June 30, 2000.


Transitional Small Business Format: No

                                FindEx.com, Inc.
                            CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                  (Unaudited)
                                                                            December 31,            June 30,
                                                                                1999                  2000
                                                                             ----------            ----------
                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                              $  147,272            $    9,573
      Accounts receivable, trade
          (net of allowance of $11,000 and $20,000, respectively)               942,568             1,025,186
      Inventories                                                               545,348               713,063
      Other current assets                                                       13,603               317,805
                                                                             ----------            ----------
          TOTAL CURRENT ASSETS                                                1,648,791             2,065,627
                                                                             ----------            ----------

PROPERTY AND EQUIPMENT, net                                                      97,973               119,317
                                                                             ----------            ----------

OTHER ASSETS
      Licenses, net                                                           4,858,695             4,556,692
      Other assets, net                                                           9,108                15,190
                                                                             ----------            ----------
          TOTAL OTHER ASSETS                                                  4,867,803             4,571,882
                                                                             ----------            ----------

          TOTAL ASSETS                                                       $6,614,567            $6,756,826
                                                                             ==========            ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                       $1,153,561            $1,039,511
      Accrued royalties                                                         754,825               903,185
      Accrued income taxes                                                      770,000               770,000
      License fees payable                                                      744,360                    --
      Other current liabilities                                                 488,311               394,558
                                                                             ----------            ----------
          TOTAL CURRENT LIABILITIES                                           3,911,057             3,107,254
                                                                             ----------            ----------

LONG TERM NOTE PAYABLE                                                          200,000               650,000
                                                                             ----------            ----------

STOCKHOLDERS' EQUITY
      Preferred stock, Series A, $.001 par value, 5,000,000
          shares authorized, 20,000 shares issued and outstanding                    20                    20
      Preferred stock, Series B, $.001 par value, 5,000,000
          shares authorized, 67,500 shares issued and outstanding                    68                    68
      Common stock, $.001 par value, 50,000,000 shares
          authorized, 9,072,312 and 9,828,312 shares issued and
          outstanding, respectively                                               9,072                 9,828
      Paid-in capital                                                         2,248,618             2,925,562
      Retained earnings                                                         245,732                64,094
                                                                             ----------            ----------
          TOTAL STOCKHOLDERS' EQUITY                                          2,503,510             2,999,572
                                                                             ----------            ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $6,614,567            $6,756,826
                                                                             ==========            ==========


                             See accompanying notes.

--------------------------------------------------------------------------------

                                FindEx.com, Inc.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended                     Six Months Ended
                                                          June 30,                              June 30,
                                              -------------------------------       -------------------------------
                                                  1999               2000               1999               2000
                                              ------------       ------------       ------------       ------------
REVENUES, net of reserves and allowances      $         --       $  1,357,938       $         --       $  3,398,229

COST OF SALES                                           --            337,870                 --            926,679
                                              ------------       ------------       ------------       ------------

GROSS PROFIT                                            --          1,020,068                 --          2,471,549

OPERATING EXPENSES
      Sales                                             --            163,237            335,934
      General and administrative                   129,595            996,884            171,220          2,010,902
                                              ------------       ------------       ------------       ------------
          TOTAL OPERATING EXPENSES                 129,595          1,160,121            171,220          2,346,836
                                              ------------       ------------       ------------       ------------

EARNINGS (LOSS) BEFORE INTEREST, TAXES,
      DEPRECIATION AND AMORTIZATION               (129,595)          (140,053)          (171,220)           124,713
                                              ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSES)
      Interest income                                   37              1,924                 37              3,405
      Other income                                      --                 --                 --              1,500
      Depreciation and amortization                    (60)          (159,182)               (60)          (315,958)
      Interest expense                              (1,000)           (14,625)            (4,000)           (28,298)
                                              ------------       ------------       ------------       ------------
          NET OTHER INCOME (EXPENSES)               (1,023)          (171,883)            (4,023)          (339,351)
                                              ------------       ------------       ------------       ------------

NET LOSS BEFORE INCOME TAXES                      (130,618)          (311,936)          (175,243)          (214,638)

      INCOME TAXES                                      --             74,000                 --             33,000
                                              ------------       ------------       ------------       ------------
NET LOSS                                      $   (130,618)      $   (237,936)      $   (175,243)      $   (181,638)
                                              ============       ============       ============       ============

NET LOSS PER SHARE
      Basic                                   $    (0.0202)      $    (0.0255)      $    (0.0271)      $    (0.0194)
                                              ============       ============       ============       ============
      Diluted                                 $    (0.0195)      $    (0.0233)      $    (0.0261)      $    (0.0178)
                                              ============       ============       ============       ============
WEIGHTED NUMBER OF SHARES OUTSTANDING
      Basic                                      7,767,416          9,566,312          6,462,521          9,344,312
                                              ============       ============       ============       ============
      Diluted                                    8,017,416         10,421,812          6,712,521         10,199,812
                                              ============       ============       ============       ============




                             See accompanying notes.

--------------------------------------------------------------------------------

                                FindEx.com, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                     -----------------------------
                                                                                         1999              2000
                                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                       $  (175,243)      $  (181,638)
      Adjustments to reconcile net loss
          to cash provided (used) by operating activities:
              Depreciation and amortization                                                   60           315,958
              Collection on accounts receivable - major customer                              --         1,500,000
              Changes in assets and liabilities, net of effects of acquisition:
                  Accounts receivable                                                      1,376           (82,618)
                  Inventory                                                               (6,167)         (167,715)
                  Prepaid expenses                                                       (38,149)           46,848
                  Accounts payable                                                        84,478          (114,051)
                  Accrued royalties                                                           --           148,360
                  License fees payable                                                        --          (744,360)
                  Other current liabilities                                               (3,535)          (93,753)
                                                                                     -----------       -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                        (137,180)          627,031
                                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                                  (3,800)          (33,588)
      Website development costs                                                           (8,500)           (6,843)
      Cash from merger with Reagan Holdings, Inc.                                             --               701
      Payment on business purchased                                                     (226,127)               --
      Payment on license agreements                                                   (1,000,000)       (1,500,000)
                                                                                     -----------       -----------

NET CASH USED BY INVESTING ACTIVITIES                                                 (1,238,427)       (1,539,730)
                                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of Preferred Stock - Series B,
          net of issuance costs                                                        1,530,000                --
      Proceeds from debt financing                                                            --           450,000
      Proceeds from issuance of common stock                                                  --           325,000
                                                                                     -----------       -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                              1,530,000           775,000
                                                                                     -----------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     154,393          (137,699)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               212           147,272
                                                                                     -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $   154,605       $     9,573
                                                                                     ===========       ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
      Common stock issued to acquire Reagan Holdings, Inc.,
          a Delaware corporation                                                     $        --       $       150
      Common stock issued to satisfy accounts payable                                         --           100,000
      Common stock issued for future investor relations services                              --           252,000

SUPPLEMENTAL CASH FLOW INFORMATION
      Cash paid for:
          Interest                                                                   $        --       $     1,423
          Income taxes                                                               $        --       $        --




                             See accompanying notes.


--------------------------------------------------------------------------------

                                FindEx.com, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (UNAUDITED)

NOTES TO FINANCIAL STATEMENTS

     FindEx.com, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three and six months ended June 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 8-K/A for the Fiscal year ended December 31, 1999.

UNAUDITED INFORMATION

     The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ACQUISITION OF REAGAN HOLDINGS, INC.

     On March 7, 2000, the Company acquired Reagan Holdings, Inc., ("Reagan") a Delaware corporation. The Company issued 150,000 shares of common stock for all the outstanding stock of Reagan. The purchase was recorded at a value of $700. Reagan had assets of $700 and no liabilities at December 31, 1999. The operating history of Reagan is included in the consolidated numbers of the Company effective January 1, 2000. The acquisition was recorded using the purchase method of a business combination.

SUBSEQUENT EVENTS

     On July 14, 2000, the Company signed a letter of intent to merge with and acquire 100% of the outstanding capital stock of 711.NET, Inc., a North Carolina corporation ("711"). Consumation of the proposed merger will result in the Company receiving all of the outstanding capital stock of
     711. The shareholders of 711 will receive a set number of FindEx shares according to a formula yet to be agreed upon.


--------------------------------------------------------------------------------

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

GENERAL

     FindEx.com, Inc ("the Company") was incorporated under the laws of the State of Delaware on December 26, 1995 as FinSource, Ltd. In April 1999 the company merged with FINdex Acquisition Corporation, (FAC) a Delaware corporation in a stock for stock transaction. Then on April 30, 1999 the Company was acquired by EJH Entertainment, Inc.(EJH) a Nevada corporation in a stock for stock transaction and the name of the Company was changed to FindEx.com, Inc. Both the merger with FAC and the acquisition by EJH were treated as reorganization mergers with the Company.

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

     Revenues

     Gross revenues were $1,420,938 for the three months ended June 30, 2000 and $3,556,438 for the six months then ended. Since during the period of March 1, 1999 through June 30, 1999, FindEx was still a development stage business, revenue comparison to the prior year is not meaningful; the generation of revenues for the quarter was from internal operations and did not include revenue from any acquisitions.

     Net Revenue for the three months ended June 30, 2000 were $1,357,938 which included $201 for sales discounts and a separate reserve for potential returns of $62,800. For the six months ended June 30, 2000 the net revenue was $3,398,229 which included $510 for sales discounts and a separate reserve for


--------------------------------------------------------------------------------
potential returns of $157,700. This return reserve is a based upon a percentage of total retail and direct sales for the period and may increase or decrease as actual returns are processed.

     Cost of Sales

     Costs of sales were $337,870 in the three months ended June 30, 2000 and $926,679 for the six months then ended. Gross profit (revenues less cost of sales) was $1,020,068 for the three month period ending June 30, 2000 and $2,471,549 for the six months then ended.

     The Company's Cost of Sales were comprised of manufacturing and assembly costs of $224,870 and the Company also had product royalties of $113,000 for the three month period ending June 30, 2000. The costs of manufacturing and assembly for the six months ended June 30, 2000 were $666,179 and the cost of product royalties were $260,500 for the same period.

     Selling, General and Administrative Expenses

     The selling, general and administrative expenses for FindEx were $996,884 for the three months ended June 30, 2000 and $2,010,902 for the six months then ended. These costs are primarily personnel, advertising and professional service related expenses. The Company as a result posted Net Ordinary Income (EBITDA) of $(140,053) for the three month period ending June 30, 2000 and $124,713 for the six months then ended.

LIQUIDITY AND CAPITAL RESOURCES

     As of the period ending June 30, 2000, FindEx had $6,756,826 in total assets, $3,757,254 in total liabilities and retained earnings of $64,094. The Company had a net profit(loss) of $(237,936) for the three months ended June 30, 2000 and $(181,638) for the six months then ended.

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

     The Company received $325,000 from a stock subscription agreement dated April 28, 2000. This agreement is for 162,500 restricted shares of FindEx.com, Inc Common Stock at a price of $2.00 per share. These shares do carry piggyback registration rights.

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



--------------------------------------------------------------------------------

FORWARDING-LOOKING STATEMENTS

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







--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 5. OTHER INFORMATION

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

     The Company received $325,000 from a stock subscription agreement dated April 28, 2000.The agreement is for 162,500 restricted shares of FindEx.com, Inc. Common Stock at a price of $2.00 per share. These shares do carry piggyback registration rights.

     On July 14, 2000 FindEx signed a letter of intent to merge with and acquire 100% of the outstanding capital stock of 711.NET, Inc., a North Carolina corporation. 711.NET, Inc., creates, aggregates and delivers filtered Internet content and content management solutions for homes, businesses, and educational applications through a national network. 711.NET, Inc, was founded in 1996 whose brands and products include 711 Online, Rated-G Online, Via Family Online, Netcomply, ISP Brand, The Learning Center, 711 Web Cafe and the Online Mega-Mall. The agreement is subject to successful negotiation of a Definitive Agreement in form acceptable to both parties.




--------------------------------------------------------------------------------

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBITS

*27.1  Financial Data Schedule

-----------
*Filed herewith

(b) Reports on Form 8-K and Form 8-K/A filed during the three months ended June 30, 2000:

Form 8-K dated April 18, 2000, reporting the change in independent auditors by the Company from Grant Thorton, LLP to the new accounting firm Crouch, Bierwolf & Chisholm.

Form 8-K/A dated May 18, 2000, the Company files the audited financial statements which were not filed with Form 8-K dated March 15, 2000.











--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FINDEX.COM, INC.




By: /s/ Joseph V. Szczepaniak
    ---------------------------
    Joseph V. Szczepaniak
    President & CEO


August 14, 2000








--------------------------------------------------------------------------------
                                                                         Page 11