Form 10QSB
period 2000-09-30
FINDEX COM INC
filed 2000-11-14
CIK 1089061

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

                          Commission File No. 0-29963


              ----------------------------------------------------
                                FINDEX.COM, INC.
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,303,824 shares as of September 30, 2000.

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

Revenues

Gross revenues were $ 1,290,884 for the three months ended September 30, 2000 and $ 4,847,322 for the nine months then ended. Since during the period of January 1, 1999 through June 30, 1999, FindEx was still a development stage business, revenue comparison to the prior year is not meaningful; the generation of revenues for the quarter was from internal operations and did not include revenue from any acquisitions.

Net Revenue for the three months ended September 30, 2000 were $ 1,217,787 which included $ 2,097 for sales discounts and a separate reserve for potential returns of $ 71,000. For the nine months ended September 30, 2000 the net revenue was $ 4,616,015 which included $ 2,607 for sales discounts and a separate reserve for potential returns of $ 228,700. The return reserve is based upon a percentage of total retail and direct sales for the period and may increase or decrease as actual returns are processed.

Cost of Sales

Costs of sales were $262,447 in the three months ended September 30, 2000 and $1,189,127 for the nine months then ended. Gross profit (revenues less cost of sales) was $ 955,340 for the three month period ending September 30, 2000 and $3,426,888 for the nine months then ended.

The Company's Cost of Sales were comprised of manufacturing and assembly costs of $ 152,647 and the Company also had product royalties of $ 109,800 for the three month period ending September 30, 2000. The costs of manufacturing and assembly for the nine months ended September 30, 2000 were $ 818,827 and the cost of product royalties were $ 370,300 for the same period.

Selling, General and Administrative Expenses

The selling, general and administrative expenses for FindEx were $ 1,133,403 for the three months ended September 30, 2000 and $ 3,480,239 for the nine months then ended. These costs are primarily personnel, advertising and professional service related expenses. The Company as a result posted Net Ordinary Income (EBITDA) of $(178,063) for the three month period ending September 30, 2000 and $ (53,351) for the nine months then ended.

LIQUIDITY AND CAPITAL RESOURCES

As of the period ending September 30, 2000, FindEx had $ 7,366,099 in total assets, $ 4,327,180 in total liabilities and retained earnings of $ (290,254). The Company had a net profit(loss) of $(299,473) for the three months ended September 30, 2000 and $(481,112) for the nine months then ended.

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

During the second fiscal quarter the Company received $325,000 from a stock subscription agreement dated April 28, 2000. This agreement is for 162,500 restricted shares of FindEx.com, Inc Common Stock at a price of $2.00 per share. These shares do carry piggyback registration rights.

During the month of August 2000, the Company received $400,000 from a stock subscription agreement dated April 28, 2000. This agreement is for 200,000 restricted shares of FindEx.com, Inc Common Stock at a price of $2.00 per share. These shares do carry piggyback registration rights.

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

On July 14, 2000 FindEx signed a letter of intent to merge with and acquire 100% of the outstanding capital stock of 711.NET, Inc., a North Carolina corporation. 711.NET, Inc., creates, aggregates and delivers filtered Internet content and content management solutions for homes, businesses, and educational applications through a national network. 711.NET, Inc, was founded in 1996 whose brands and products include 711 Online, Rated-G Online, Via Family Online, Netcomply, ISP Brand, The Learning Center, 711 Web Cafe and the Online Mega-Mall. The agreement is subject to successful negotiation of a Definitive Agreement in form acceptable to both parties

During the month of August 2000, the Company received $400,000 from a stock subscription agreement dated April 28, 2000. This agreement is for 200,000 restricted shares of FindEx.com, Inc Common Stock at a price of $2.00 per share. These shares do carry piggyback registration rights.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBITS

*27.1  Financial Data Schedule

-----------
*Filed herewith

Reports on Form 8-K and Form 8-K/A filed during the nine months ended September 30, 2000:

Form 8-K dated April 18, 2000, reporting the change in independent auditors by the Company from Grant Thorton, LLP to the new accounting firm Crouch, Bierwolf & Chisholm.

Form 8 - K/A dated May 18, 2000, the Company files the audited financial statements which were not filed with Form 8-K dated March 15, 2000:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FINDEX.COM, INC.

By:  /s/ Joseph V. Szczepaniak
     ---------------------------
     Joseph V. Szczepaniak
     President & CEO

November 14, 2000

                                FINDEX.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                                 (UNAUDITED)
                                                                                                DECEMBER 31,      SEPTEMBER 30,
                                                                                                    1999             2000
                                                                                                -----------      -----------
                                   ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                                 $   147,272      $    19,788
      Accounts receivable, trade
          (net of allowance of $11,000 and $20,000, respectively)                                   942,568        1,334,075
      Inventories                                                                                   545,348          669,590
      Other current assets                                                                           13,603          809,940
                                                                                                -----------      -----------
          TOTAL CURRENT ASSETS                                                                    1,648,791        2,833,393
                                                                                                -----------      -----------
PROPERTY AND EQUIPMENT, net                                                                          97,973          114,236
                                                                                                -----------      -----------
OTHER ASSETS
      Licenses, net                                                                               4,858,695        4,405,690
      Other assets, net                                                                               9,108           12,780
                                                                                                -----------      -----------
          TOTAL OTHER ASSETS                                                                      4,867,803        4,418,470
                                                                                                -----------      -----------
          TOTAL ASSETS                                                                          $ 6,614,567      $ 7,366,099
                                                                                                ===========      ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                                          $ 1,153,561      $ 1,109,784
      Accrued royalties                                                                             754,825        1,012,955
      Accrued income taxes                                                                          770,000           46,169
      License fees payable                                                                          744,360               --
      Other current liabilities                                                                     488,311        1,508,272
                                                                                                -----------      -----------
          TOTAL CURRENT LIABILITIES                                                               3,911,057        3,677,180
                                                                                                -----------      -----------
LONG TERM NOTE PAYABLE                                                                              200,000          650,000
                                                                                                -----------      -----------

STOCKHOLDERS' EQUITY
      Preferred stock, Series A, $.001 par value, 5,000,000 shares
          authorized, 20,000 and 15,000 shares issued and outstanding, respectively                      20               15
      Preferred stock, Series B, $.001 par value, 5,000,000 shares
          authorized, 67,500 and 40,000 shares issued and outstanding, respectively                      68               40
      Common stock, $.001 par value, 50,000,000 shares
          authorized, 9,072,312 and 10,303,824 shares issued and outstanding, respectively            9,072           10,304
      Paid-in capital                                                                             2,248,618        3,318,814
      Retained earnings                                                                             245,732         (290,254)
                                                                                                -----------      -----------
          TOTAL STOCKHOLDERS' EQUITY                                                              2,503,510        3,038,919
                                                                                                -----------      -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 6,614,567      $ 7,366,099
                                                                                                ===========      ===========



                             See accompanying notes.

                                FINDEX.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                              -------------------------------       -------------------------------
                                                   1999               2000                1999              2000
                                              ------------       ------------       ------------       ------------
REVENUES, net of reserves and allowances      $  2,717,392       $  1,217,787       $  2,717,392       $  4,616,015
COST OF SALES                                      852,114            262,447            852,114          1,189,127
                                              ------------       ------------       ------------       ------------
GROSS PROFIT                                     1,865,278            955,340          1,865,278          3,426,888
OPERATING EXPENSES
      Sales                                        342,893            220,484            342,893            556,417
      General and administrative                   606,972            912,919            778,192          2,923,822
                                              ------------       ------------       ------------       ------------
          TOTAL OPERATING EXPENSES                 949,865          1,133,403          1,121,085          3,480,239
                                              ------------       ------------       ------------       ------------

EARNINGS (LOSS) BEFORE INTEREST, TAXES,
      DEPRECIATION AND AMORTIZATION                915,413           (178,063)           744,193            (53,351)
                                              ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSES)
      Interest income                                1,833                587              1,870              3,992
      Other income                                      --                547                 --              2,047
      Depreciation and amortization               (130,857)          (159,744)          (130,917)          (475,702)
      Interest expense                                  --            (14,800)            (4,000)           (43,098)
                                              ------------       ------------       ------------       ------------
          NET OTHER INCOME (EXPENSES)             (129,024)          (173,410)          (133,047)          (512,761)
                                              ------------       ------------       ------------       ------------

NET INCOME (LOSS) BEFORE INCOME TAXES              786,389           (351,473)           611,146           (566,112)

      INCOME TAXES                                (255,000)            52,000           (255,000)            85,000
                                              ------------       ------------       ------------       ------------
NET INCOME (LOSS)                             $    531,389       $   (299,473)      $    356,146       $   (481,112)
                                              ============       ============       ============       ============
NET EARNINGS (LOSS) PER SHARE
      Basic                                   $       0.08       $     (0.035)      $       0.08       $    (0.056)
                                              ============       ============       ============       ============
      Diluted                                 $       0.05       $     (0.033)      $       0.05       $    (0.053)
                                              ============       ============       ============       ============
WEIGHTED NUMBER OF SHARES OUTSTANDING
      Basic                                      9,090,116         10,039,227          7,350,255          9,572,542
                                              ============       ============       ============       ============
      Diluted                                    9,713,816         10,615,427          7,973,955         10,148,742
                                              ============       ============       ============       ============


                             See accompanying notes.

                                FINDEX.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                       1999              2000
                                                                                   -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $   356,146       $  (481,112)
     Adjustments to reconcile net income
         to cash provided (used) by operating activities:
            Depreciation and amortization                                              130,917           475,702
            Collection on accounts receivable - major customer                              --         1,500,000
            Changes in assets and liabilities, net of effects of acquisition:
                Accounts receivable                                                   (939,671)         (391,507)
                Inventory                                                             (137,132)         (124,242)
                Prepaid expenses                                                         3,362           163,412
                Accounts payable                                                       859,182           (43,777)
                Accrued royalties                                                      445,000           258,130
                Accrued income taxes                                                   255,000          (723,831)
                Deferred income taxes                                                       --           638,831
                License fees payable                                                        --          (744,360)
                Other current liabilities                                               16,491           (26,870)
                                                                                   -----------       -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                       989,295           500,376
                                                                                   -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                                (59,271)          (35,538)
     Website development costs                                                              --            (6,843)
     Cash from merger with Reagan Holdings, Inc.                                            --               701
     Loans made                                                                             --          (200,000)
     License acquisition costs                                                         (35,074)               --
     Downpayment on business purchased                                                (226,127)               --
     Downpayment on license agreements                                              (1,000,000)               --
                                                                                   -----------       -----------
NET CASH USED BY INVESTING ACTIVITIES                                               (1,320,472)         (241,680)
                                                                                   -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of Preferred Stock - Series B,
         net of issuance costs                                                       1,530,000                --
     Proceeds from issuance of common stock                                                 --           663,820
     Proceeds from debt financing                                                           --           450,000
     Payment on license agreements                                                  (1,000,000)       (1,500,000)
                                                                                   -----------       -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                              530,000          (386,180)
                                                                                   -----------       -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   198,823          (127,484)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             212           147,272
                                                                                   -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   199,035       $    19,788
                                                                                   ===========       ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Common stock issued to acquire Reagan Holdings, Inc.,
         a Delaware corporation                                                    $        --       $       150
     Common stock issued to satisfy accounts payable                                        --           100,000
     Common stock issued for future investor relations services                             --           252,000
     Common stock dividend                                                                  --            54,874
     Conversion of preferred stock to common stock                                          --               201

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for:
         Interest                                                                  $        --       $     1,423
         Income taxes                                                              $        --       $        --



                             See accompanying notes.

                                FINDEX.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTES TO FINANCIAL STATEMENTS

      FindEx.com, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three and nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 8-K/A for the Fiscal year ended December 31, 1999.

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

LETTER OF INTENT

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

EARNINGS PER SHARE

      Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements.

                                                        INCOME            SHARES         PER-SHARE
                                                      (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                      -----------      -------------       ------

For the Three Months Ended September 30, 1999
       Net income                                     $  531,389        9,090,116      $    0.058
                                                                                       ==========
       Effect of dilutive securities
              Options                                         --          356,200
              Convertible Preferred Series A                  --          200,000
              Convertible Preferred Series B                  --           67,500
                                                      ----------        ---------
       Income available to common stockholders -
              diluted earnings per share              $  531,389        9,713,816      $    0.055
                                                      ==========        =========      ==========
For the Nine Months Ended September 30, 1999
       Net income                                     $  356,146        7,350,255      $    0.048
                                                                                       ==========






       Effect of dilutive securities
              Options                                         --          356,200
              Convertible Preferred Series A                  --          200,000
              Convertible Preferred Series B                  --           67,500
                                                      ----------        ---------
       Income available to common stockholders -
              diluted earnings per share              $  356,146        7,973,955      $    0.045
                                                      ==========        =========      ==========

For the Three Months Ended September 30, 2000
       Net loss                                       $ (299,473)
       Less preferred stock dividends                    (54,874)
                                                      ----------
       Income available to common stockholders -
              basic earnings per share                  (354,347)      10,039,227      $   (0.035)
                                                                                       ==========
       Effect of dilutive securities
              Options                                         --          386,200
              Convertible Preferred Series A                  --          150,000
              Convertible Preferred Series B                  --           40,000
                                                      ----------        ---------
       Income available to common stockholders -
              diluted earnings per share              $ (354,347)      10,615,427      $   (0.033)
                                                      ==========        =========      ==========
For the Nine Months Ended September 30, 2000
       Net loss                                       $ (481,112)
       Less preferred stock dividends                    (54,656)
                                                      ----------
       Income available to common stockholders -
              basic earnings per share                  (535,768)       9,572,542      $   (0.056)
                                                                                       ==========
       Effect of dilutive securities
              Options                                         --          386,200
              Convertible Preferred Series A                  --          150,000
              Convertible Preferred Series B                  --           40,000
                                                      ----------        ---------
       Income available to common stockholders -
              diluted earnings per share              $ (535,768)      10,148,742      $   (0.053)
                                                      ==========        =========      ==========


      During the three months ended September 30, 2000, the Company converted 5,000 shares of Preferred Series A and 27,500 shares of Preferred Series B into 233,333 shares of common stock. In connection therewith, the Company issued 17,804 shares of common stock as cumulative dividends. The weighted average number of shares and the per share amounts above have been adjusted retroactively to reflect this stock dividend.