Form 10KSB
period 2000-12-31
FINDEX COM INC
filed 2001-04-16
CIK 1089061

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 Of 1934 for the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

                         Commission File Number: 0-29963

                                Findex.com, Inc.
                 (Name of Small Business Issuer in its Charter)


                    Nevada                                 88-0379462
         (State or other Jurisdiction                   (I.R.S. Employer
              of Incorporation)                        Identification No.)

        11640 Arbor Street, Suite 201                         68144
               Omaha, Nebraska                             (Zip Code)
   (Address of Principal Executive Offices)

                                 (402) 333-1900
                (Issuer's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 1999 totaled $6,513,408 and for the fiscal year ended December 31, 2000 totaled $7,154,964.

As of December 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $4,592,485.

As of March 15, 2001, the registrant had outstanding:  10,509,609

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.


                                TABLE OF CONTENTS


                                                                                    Page Number

                                     PART I
ITEM 1.  Description of Business                                                        1
ITEM 2.  Description of Property                                                        5
ITEM 3.  Legal Proceedings                                                              5
ITEM 4.  Submission of Matters to a Vote of Security Holders                            5

                                     PART II
ITEM 5.  Market for the Company's Common Equity and Related Stockholder
                  Matters                                                               6
ITEM 6.  Management's Discussion and Analysis of Financial Condition or
                  Plan of Operations                                                    7
ITEM 7.  Financial Statements                                                          15
ITEM 8.  Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                 32

                                    PART III
ITEM 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
                  with Section 16(a) of the Exchange Act                               32
ITEM 10. Executive Compensation                                                        33
ITEM 11. Security Ownership of Certain Beneficial Owners and Management                34
ITEM 12. Certain Relationships and Related Transactions                                34
ITEM 13. Exhibits and Reports on Form 8-K                                              35

                                     PART I

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties, including the risks associated with our limited operating history, our need for additional funds and our proposed expansion plans, identified below under "Management's Discussion and Analysis or Plan of Operation - Cautionary Statements and Risk Factors".

Item 1.  Description of Business

Overview

FindEx.com, Inc. ("FindEx" or the "Company" and collectively referred to as "we","us" or "our" as required by the context) is a retail, wholesale, and Internet (www.Quickverse.com) supplier of software products to business and religious organizations and individuals. As the premier Bible study software provider, we develop and publish church and Bible study software products designed to simplify Biblical research, streamline church office tasks, provide easy access to Bible-related stories and enhance the user's understanding of the Bible. FindEx.com also offers financial information and decision support services online through its Website, www.findex.com. As discussed in more detail below, we have adopted a two-part business plan related to the development and sale of religious software products and Financial Information Products and Services.

         Religious Software Business

The first step is to be the premier provider of Bible study and related products and content to the domestic and international markets, through both acquiring established companies and ongoing internal development of products and Bible-related content. On June 30 1999, we completed an exclusive licensing agreement (the "Mattel License Agreement") with Mattel Corporation ("Mattel") for their Parsons Church Division. In so doing, we obtained the exclusive world-wide right to market, sell, and continue to develop several top-selling Bible study software products including the Zondervan NIV Bible and QuickVerse to churches or other places of worship, religious schools and religious organizations. The Mattel License Agreement is valid for a period of ten years. QuickVerse is currently our largest-selling product with over 1,000,000 certified copies sold.

As part of our strategy, we intend to extend our current Bible software category into one that is more of a broad-based "inspirational" category, thereby allowing us to broaden our existing product lines. Such an initiative might include, for example, children's educational titles, Christian graphics programs, Sunday school teaching aides, and inspirational commentaries and devotionals.

In addition to the Mattel License Agreement, we also entered into a distribution agreement with Mattel whereby we acquired the exclusive right to sell other Mattel software titles into the Christian Bookseller Association ("CBA") market. We also now employ the strength of The Learning Company's (formerly Mattel) direct marketing group to market and sell our products directly to consumers.

         Financial Information Products & Services

The second step is to build upon our existing base of financial information products and services. We currently market Membership Plus and Membership Plus - Church Office. Each of these products provides church database, financial management and church productivity tools. We have sold this suite of products to over 25,000 church and para-church ministries. As we continue to develop the financial information and financial decision-making tools through our Findex.com website, it has the natural base of existing users to provide a broad range of products and services. We believe that we can rely upon a brand and affinity group marketing strategy to extend our product lines beyond our existing core of Bible, reference and inspirational productivity tools and into broader market segments including fundraising, debt management and building fund decision tools. The first step in extending in our plan to accomplish this is making these products and services available to the church and para-church ministries. The second step will be to provide similar tools customized to the members and other attendees of these churches.

         Our Key Products

Our two most significant products are QuickVerse, a Bible study search engine tool, and the Membership Plus product, a Windows-based financial and data management product for churches currently used in over 25,000 churches.

                  QuickVerse Software

QuickVerse software simplifies Biblical research, allowing the user to view multiple reference materials, including Bibles, dictionaries, commentaries and encyclopedias side-by-side on the computer screen. A built-in QuickSearch feature enables the user to highlight a word or Bible verse and find all of its occurrences in a particular text. Advanced search options also enable users to search by word, phrase or verse in any language across multiple books. QuickVerse Version 7 is available in three CD-ROM editions, the QuickVerse Standard Edition which includes 8 Bibles, and 38 reference titles, the QuickVerse Expanded Edition which includes 11 Bibles and 54 reference titles and the QuickVerse Deluxe Edition which includes 16 Bibles and 76 reference titles. Each QuickVerse purchase includes access to various online books via the QuickVerse(TM) Online Library, with complete access to all library titles for a monthly fee.

In February 2000, the Company released QuickVerse Essentials, a new addition to the QuickVerse Bible software family. Positioned as an affordable, entry-level version of the original flagship QuickVerse software, Essentials includes 6 Bibles and 22 reference titles. Essentials provides the same simplified access and personal Bible study features found in the higher-end versions, as well as advanced search options and the ability to transfer text for word processing applications.

                  Membership Plus Software

The Membership Plus church management software is designed to streamline church office tasks and organize church membership databases. Membership Plus makes it easier to produce targeted mailings, attendance reports and IRS-compliant contribution receipts. It also includes financial management software designed to give users a better understanding of church finances.

Information services are also available through our financial information Web site www.findex.com. We deliver financial information and decision support in the areas of accounting and taxes, banking information and services, insurance, investments, and legal, regulatory and mortgage information. Each category on our web site supplies users with information to support an informed decision through conducting a search and/or providing access to professionals within each category by linking to other Web sites.

                  Other Software Products

Our other software products include: Bible Illustrator, which provides quick access to thousands of Bible-related stories, quotes and anecdotes, and various biblical language tutorials, sermons and stories. Calendar Creator Christian Edition software allows the user to create custom, personalized calendars for church, classroom, and personal use. Other benefits include the ability to view multiple calendars at once, a fully integrated address book and the ability to select images from the products inspirational photo collection and then complete the calendar with Bible verses to give a spiritual touch to the user's schedule. Clickart Christian Graphics Deluxe is a graphic program with over 13,000 high-quality illustrative and photographic images, fonts and alphabets. Included is PrintMaster Classic 7.0, which aids in the creation of custom logos, graphics and easy Web page publishing in addition to providing thousands of professional templates and images free via the Online Art Gallery.

Our Market

A 1999 Gallup poll found 55 percent of Americans identified themselves as Protestant, while 28 percent identified themselves as Catholic. The number of people who describe themselves as born-again or evangelical Christians is at an all-time high of 47 percent. Religious retailing is a $3 billion business according to the CBA. The 3,500-store segment has a few chains, Family Christian Stores being the largest with 340 stores. We believe that the growth in religious sales has been, and is currently being, driven in part by the increased spending power of churchgoer's generally. According to the CBA, the average Christian shopper is well-educated, aged 30 to 49 and has a net income of more than $40,000.

As religious retailing increases, secular stores are offering more religious products. Wal-Mart, for example, is offering more shelf space to religious products. Moreover, 70 percent of religious books are now generally available at chains such as Barnes and Noble. Finally, Amazon.com is credited as presently being the largest seller of Christian books and music on the Internet.

Jupiter Communications, an Internet commerce research Company predicts the online retail market for religious commerce will be $7 billion by 2003.

According to SOMA Communications, Inc. (a Christian broadcast market research firm utilizing data supplied by Simmons) over 70 percent of Christians on the Internet have an annual income in excess of $40,000 and over 30 percent of Christians on the Internet have annual income of over $75,000. According to Christianity Today, Inc., a publisher of Christian periodicals, when compared to the general U.S. population, Christians are approximately 25 percent more likely to own a computer and approximately 15 percent more likely to own a modem.

Acquisition Strategy

A major aspect of our development strategy includes the pursuit of acquisition or other strategic growth opportunities with respect to companies in the Bible Study, e-commerce and/or financial information marketplace. Although we have no current intentions or plans to do so, we have not ruled out the pursuit of transactional opportunities in areas outside of these as well.

As part of our strategy, we may acquire businesses that (i) only recently commenced operations, or (ii) which are development-stage enterprises in need of additional funds to expand into new products or markets, or (iii) an established business that may be experiencing financial or operating difficulties and needs additional capital. We may also pursue opportunities to acquire assets of other companies and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

Because acquisition and related opportunities may occur in relation to businesses at various stages of development, the task of comparative investigation and analysis of such business opportunities is likely to be extremely difficult and complex. We are also likely to incur significant legal and accounting costs in connection with our pursuit of such opportunities, including the legal fees for preparing acquisition documentation, due diligence investigation costs and the costs of preparing reports and filings with the Securities and Exchange Commission.

Formation

We were incorporated under the laws of the State of Delaware on December 26,1995 as FinSource, Ltd. In April 1999, we merged with FINdex Acquisition Corporation, a Delaware corporation, in a stock for stock transaction. Then on April 30, 1999, we were acquired by EJH Entertainment, Inc., a Nevada corporation, in a stock for stock transaction and, in connection therewith, we changed our name to FindEx.com, Inc. Pursuant to a Share Exchange Agreement dated March 07, 2000, we acquired all of the issued and outstanding capital stock of Reagan Holdings, Inc., a public company ("Reagan") from the shareholders of Reagan (the "Share Exchange"). As a result of the Share Exchange, we owned 100% of the outstanding capital stock of Reagan, Reagan became our wholly-owned subsidiary, and we became the successor issuer to Reagan for reporting purposes under the Securities Exchange Act of 1934.

Recent Development

On March 26, 2001, we entered into a binding letter of intent with an institutional private equity investor, (the "Letter of Intent") pursuant to which we have the ability to require such investor to purchase up to $15 million of our common stock from time to time over a period of up to 36 months (the
"Term"). The shares will be sold to a private institutional investor at a discount to the market price of our common stock at the time of sale. During any twenty (20) day period during the Term, we will have the ability to require such investor to purchase up to $2 million of our common stock, subject to certain limitations based upon our trading volume and share price.

The consummation of the financing contemplated by the Letter of Intent is subject to numerous conditions, certain of which are outside our control, including the investor's completion of its due diligence, our entry into definitive agreements with the investor and the effectiveness with the Securities and Exchange Commission of a registration statement covering the resale of the shares to be issued to such investor, and there can be no assurance that the financing will be consummated on the term described herein, or at all. See "Management's Discussion of Financial Condition and Plan of Operation - Liquidity and Capital Resources."

Marketing and Sales

We face the challenge of reaching the mostly independent 3,500 CBA stores on a consistent basis to keep them informed of new releases, promotional offers, etc. In addition to advertising in trade publications and maintaining a large presence at CBA Trade shows and events, we believe that it is critical to see each customer routinely in order to stay ahead of the competition. Towards that end, we employ an in house sales force consisting of five sales representatives. Our sales representatives contact each of the 3,500 independent stores at least once each calendar quarter and present them with the latest in our products and promotions. We believe our personalized approach to marketing provides us with an edge over our competition, which we believe rely more on advertising to reach the CBA customers.

At secular retail, we continue to be the top seller of Bible study software and are developing additional product offerings and promotions to grow our market share.

In the direct sales market, we use the strength of The Learning Company's (TLC and formerly Mattel) direct marketing and sales force to sell our products directly to the consumer. TLC sends out several million catalogs, emails and direct offerings for the Company's products annually and has a direct sales infrastructure of telephone sales reps to handle both inbound and outbound sales campaigns. Additionally, in 2000, over 12% of our direct sales come through our Internet site www.quickverse.com, which is driven by TLC's www.learningco.com.

Significant Customers and Suppliers

For the years ended December 31, 2000 and 1999, sales to TLC (formerly Mattel) and subsidiaries, accounted for 41% and 69%, respectively, and sales to Navarre Corporation accounted for 14% and 0%, respectively, of consolidated revenue. We expect that sales of our products to TLC and Navarre will continue to account for a high percentage of our revenue in the foreseeable future.

Also for the years ended December 31, 2000 and 1999, product and material purchases from TLC accounted for 17% and 47%, respectively, purchases from SonoPress, Inc. accounted for 3% and 14%, respectively, purchases from Cedar
Graphics, Inc. accounted for 28% and 12%, respectively, purchases from Zomax Optical Media, Inc. accounted for 13% and 6%, respectively, and purchases from N-Lightning Software Development, Inc. accounted for 12% and 0%, respectively, of the total product and material purchases made by the Company.

Regulatory Environment

The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. However, due to the increasing media attention focused on the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's services and products and increase the Company's cost of doing business or cause the Company to modify its operations, or otherwise have an adverse effect on the Company's business, operating results or financial condition.

Competition

The market for our products is rapidly evolving, particularly as a result of the Internet and mobile computing, and is highly competitive. We face competition in secular, CBA, direct and Internet sales. We currently or potentially compete with a variety of companies, including Logos Research Systems, Inc., Biblesoft, Inc., Thomas Nelson, Inc. and iExalt. Certain of our competitors have longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources than us. Moreover, we believe that competition from new entrants will increase as the market for religious products and services expands.

We compete in the religious software market primarily based upon the breadth and quality of our products and service offerings. With the Company's exclusive agreement to market TLC products into CBA, the Company already offers many more titles to CBA than any other software provider. The Company has the advantage of offering titles with such brand names as American Greetings (i.e. American Greetings Spiritual Expressions, American Greetings Sunday School Crafts and American Greetings Scrapbooks and More). Additionally, we offer the CBA Market educational and family titles from TLC that we believe are synergistic to its current offering and consistent with the desires of the CBA shopper. With our partnership with TLC, we can offer more than 500 software titles to the CBA Market.

Employees

The Company currently has seventeen full-time employees and four part-time employees operating the software publishing business. In addition, the Company has engaged the services of several consulting firms who are working full or part time for the company. The Company relies heavily on its current officers and directors in operating its businesses including the Company's executive officer resident in Omaha, Nebraska. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

Item 2. Description of Property.

The Company's principal executive offices are located at 11640 Arbor St, Suite 201, Omaha, Nebraska. The Company subleases these corporate offices under a lease agreement with Ervin & Smith Inc. The Company also leases warehouse space in LaVista, Nebraska as the Company's distribution and fulfillment facility. The Company leases office space in Cedar Rapids, Iowa for sales offices.

Item 3.  Legal Proceedings

We may in the future, be party to litigation, arising from the ordinary course of our business. Our insurance coverage may not be adequate to cover all liabilities arising out of any claims that may be initiated in the future. A lack of insurance coverage may have an adverse effect on our business, financial condition, and operating results.

Item 4.  Submission of matters to a Vote of Security Holders

At the annual meeting of stockholders held December 12, 2000, the following directors were elected for terms expiring at the next annual meeting.

Name                      Votes For           Votes Withheld

Benjamin Marcovitch       6,043,955                24,195
Henry Washington          5,788,680               279,470
Jacques de Groote         5,788,680               279,470
John Kuehne               6,043,955                24,195

Sheldon Becher            6,043,955                24,195

In addition, the appointment of Chisholm & Associates, P.C. was ratified by the shareholders as independent auditors for the Company for the year ended December 31, 2000 by a percentage of 99%.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol, "FIND". The Nasdaq Stock Market has implemented a change in its rules requiring all companies trading securities on the OTC Bulletin Board to become reporting companies under the Exchange Act of 1934. The Company was required to become a reporting company by the close of business on April 19, 2000.

FindEx.com acquired all the outstanding shares of Reagan to become successor issuer to it pursuant to Rule 12g-3 in order to comply with the reporting company requirements implemented by the Nasdaq Stock Market.

The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board. The prices have been adjusted to reflect the 20-to-1 reverse split of the Company's common stock effected in July 1999. The prices are inter-dealer prices, do not include retail mark up, mark down or commission and may not necessarily represent actual transactions.


                             Common Stock
                             ------------

         1999                        High              Low
         ----------------------------------------------------
         First Quarter                --               --
         Second Quarter             $19.00            $4.75
         Third Quarter              $12.44            $5.75
         Fourth Quarter             $12.88            $4.38

         2000                        High              Low
         ----------------------------------------------------
         First Quarter             $10.625           $5.8125
         Second Quarter             $7.750           $3.0000
         Third Quarter              $3.500           $0.9063
         Fourth Quarter             $1.500           $0.3750


During the last two years, no dividends have been paid on the Company's stock and the Company does not anticipate paying any cash dividends in the foreseeable future. Although it is the Company's intention to utilize all available funds for the development of the Company's business, no restrictions are in place that would limit or restrict the ability of the Company to pay dividends.

Recent Sales of Unregistered Securities

In April, 2000, we entered into a stock subscription agreement with Business Investor Services, Inc. and issued 362,500 common shares to twenty-nine accredited investors under Section 506 of Regulation D. The issuance and sale of these shares was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4 (2) of the Securities Act of 1933, or Section 506 of Regulation D promulgated thereunder, as a transaction not involving any public offering.



Item 6.   Management's Discussion and Analysis or Plan of Operation

The following discussion should be read together with the consolidated financial statements of FindEx.com, Inc. and the notes to the consolidated financial statements included elsewhere in this Form 10-KSB.

THE FOLLOWING DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS REGARDING FINDEX'S EXPECTATIONS FOR ITS BUSINESS AND ITS CAPITAL RESOURCES. THESE EXPECTATIONS ARE SUBJECT TO VARIOUS UNCERTAINTIES AND RISKS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM THESE FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF CERTAIN LIMITATIONS INHERENT IN SUCH STATEMENTS, SEE "FORWARD-LOOKING STATEMENTS" BELOW.

GENERAL

For a discussion of the history and development of FindEx.com, Inc., see the "General" discussion above. Since our acquisition of the Parsons Church Division from Mattel Corporation, we have expanded our presence in the Christian Booksellers Association (CBA) marketplace, lost our presence in the secular retail marketplace, re-established our presence in the secular market and expanded that presence to the point that we have a larger presence than before. We have been aggressively pursing our business plan to be the premier provider of Bible study and related products and content to the domestic and international markets through both acquisition of established companies and ongoing internal development of products and Bible-related content, to build upon the Company's existing financial information products and services, and to offer additional technology, products and services that are synergistic to the affinity group FindEx already serves. We have developed two (2) enhanced releases of our flagship product, QuickVerse, one (1) new product targeted mainly to the secular market, QuickVerse Essentials, and one (1) enhanced release of our top financial product, Membership Plus. We are currently researching new opportunities in technology for our existing software titles and expanding our financial product line.

RESULTS OF OPERATIONS

FindEx.com was an inactive company until the acquisition of the Parsons Church Division from Mattel Corporation in June 1999, and had no revenue and limited expenses from January 1, 1999 through approximately mid-July, 1999. Therefore, the results of operations for fiscal year 2000 are not comparable to the results for the same period in 1999. Much of the discussion of results analyzes operations solely for the twelve months ended December 31, 2000.

Our software products have a significant seasonality to their revenues. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are expected to be the weakest generating only about 33% of our annual sales.

Our Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) for the twelve months ended December 31, 2000 was a loss of approximately $3,258,000. This loss, however, includes several non-cash expenses recorded during the year. We recognized expenses of $555,363 relating to 120,000 common shares issued to IC Capital, LLC for investor relations services, $181,250 relating to 50,000 common shares issued to Genesis Financial Group, LLC for consulting services, $2,171,875 relating to 250,000 common shares issued to MHE, Inc. for consulting services, and $328,571 to Business Investor Services, Inc. relating to 100,000 shares and 100,000 warrants for consulting services. In addition, we increased our reserve for sales returns by $150,720 and our reserve for rebates by $92,300 to reflect higher expected future occurrences due to our expanded presence in the secular retail marketplace.

Revenues

Revenues from the sale of software are recognized when the product is shipped. Product return reserves are based upon a percentage of total retail and direct sales for the period and may increase or decrease as actual returns are processed. Product returns or price protection concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results. See "Risk Factors - Product returns that exceed our anticipated reserves could result in worse than expected operating results."

Gross revenues increased from $6,802,000 for the year ended December 31, 1999 to $7,947,000 for the year ended December 31, 2000. Sales returns and allowances increased from $289,000 for the year ended December 31, 1999 to $792,000 for the year ended December 31, 2000. On March 8, 2000, The Learning Company, a division of Mattel Corporation, canceled the distribution agreement. Realizing the importance of that marketplace to our business plan, we began the process of establishing those relationships on our own behalf. Key distributors in the secular market began placing orders with us on a test basis in early third quarter and by late third quarter, they began placing significant orders in preparation for the Christmas retail season. The full benefit of these efforts was not realized until fourth quarter of 2000 and is continuing to expand. In addition, Mattel Interactive, the direct sales division of Mattel Corporation, made significant reductions in workforce and product lines. This decision on their part resulted in significantly fewer and smaller orders during the last three quarters of 2000. Finally, 1999 gross revenues reflect the release of our top two titles; QuickVerse version 6.0 (QV6) in early October 1999, and Membership Plus version 6.0 in mid November 1999. Gross revenues for 2000 reflect the introduction of one new title, QuickVerse Essentials, in the first quarter, immediately before The Learning Company cancelled the distribution agreement, and the release of QuickVerse version 7.0 (QV7) in mid November 2000. The earlier release of QV6 in 1999 allowed our customers to sell down their initial orders and place reorders in time for the Christmas season. The timing of the release of QV7 did not provide adequate time for the initial orders to be sold through.

The Company experienced larger product returns during the fourth quarter of 2000 than during the same period of 1999. Product returns are typically higher in the secular marketplace than the Christian marketplace. As the distributors place the products into the secular retail channel, they monitor the sell-through rates of those products and generally return quantities of those that aren't selling as anticipated. This practice contrasts with the Christian marketplace in that the quantities ordered are generally smaller and the retailer is willing to hold on to the products for a longer period of time before making the decision to return. The release of QV7 in November 2000 also increased the quantity of returns of prior versions as stores made shelf space. With our expanded presence in the secular retail market, we increased our reserve for anticipated returns of channel inventory at December 31, 2000.

COST OF SALES

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce and package software products. The direct costs and manufacturing overhead remained steady increasing only slightly from 15.3% of gross revenues in 1999 to 15.5% of gross revenues in 2000. Royalties to third party providers of intellectual property also increased slightly from 11.2% of gross revenues in 1999 to 13.1% of gross revenues in 2000. The primary reason for the royalty increase in 2000 stems from content additions to QV7. Several new titles were added and the entire content of the QuickVerse Greek Edition was included as basic content of the Deluxe version while continuing to be marketed as a separate product.

SALES, GENERAL AND ADMINISTRATIVE

Operating expenses for 2000 reflect a full twelve months of operations whereas 1999 reflects only six months of activity. In addition, operating expenses for 2000 include approximately $3,237,000 in non-cash expenses for stock and warrants issued for services and approximately $243,000 in non-cash increases in reserve accounts (see "RESULTS OF OPERATIONS" above).

Sales expenses reflect an increase in marketing efforts and travel directly related to the establishment and expansion of our secular retail presence. Sales expenses are expected to increase in future periods due to the continued expansion of our sales force and marketing efforts and development of new and enhanced products.

Research and development costs include salaries and benefits of personnel and third parties conducting research and development of software products. Research and development expenses increased in 2000 reflecting a full development period for QV7. The research and development period for QV6 and Membership Plus version 6 was split between FindEx and Mattel Corporation in 1999. Research and development expenses are expected to increase in future periods as we add new products and versions to our product mix.

Costs associated with acquiring Reagan Holdings, Inc. amounted to $150,000 for the year 2000 compared with costs of $86,362 in 1999 associated with the mergers with FindEx Acquisition Corporation and EJH Entertainment, Inc. Acquisition costs are expected to continue as we pursue our business plan for growth by acquiring companies that are synergistic with our current product line and customer base.

INCOME TAX BENEFITS

The Company's effective tax rate differs from the statutory federal rate due to differences between income and expense recognition prescribed by the Internal Revenue Code and Generally Accepted Accounting Principles. The Company utilizes different methods and useful lives for depreciating property and equipment. Amortization of the software license agreement is on a straight-line basis over the ten-year term for financial reporting while deductible when paid for income tax purposes. Changes in estimates (reserves) are recognized as expense for financial reporting but are not deductible for income tax purposes.

The Company has recognized a net deferred tax asset whose realization depends on generating future taxable income. We currently have net operating loss carryforwards, for income tax purposes, of approximately $5,261,000. The carryforwards are the result of income tax losses generated in 1996 ($50,000 expiring in 2011), 1997 ($77,000 expiring in 2012), 1998 ($54,000 expiring in
2018), and 2000 ($5,080,000 expiring in 2020). The Company will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $264,000 to fully utilize the current loss carryforwards. We believe this is achievable, with our current sales levels, through careful expense management and continued introduction of new products and enhanced versions of our existing products. In addition, the deductions currently taken for license agreement payments will expire within the next year and taxable income will be greater than income for financial reporting purposes.

Management expects the deductible temporary differences (reserves) to reverse sometime beyond the next fiscal year, with the exception of accrued bonuses. The future tax benefit associated with those bonuses is not expected to be realized when paid due to the expected utilization of operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, FindEx had $5,304,373 in current assets, $5,697,153 in current liabilities and a retained deficit of $2,163,281. We had a net loss of $2,354,139 for the year ended December 31, 2000. Operating expenses for 2000 included approximately $3,237,000 in non-cash expenses for stock issued for services and approximately $243,000 in non-cash increases in reserve accounts (see "RESULTS OF OPERATIONS" above). Positive cash flow from operations for the period was $978,895.

To date, because of a lack of equity capital, FindEx has funded the purchase of the Parsons Church Division primarily through operations. In addition, a dispute with The Learning Company (TLC) over specific performance provisions of the Finished Goods Distribution Agreement has also lead to tight cash flow. Discussions and negotiations are ongoing with TLC and we believe that rapid resolution of the dispute will provide cash flow sufficient to fund operation needs allowing equity capital to fund product development and expansion of our business plan.

Because of tight cash flow conditions, we have concentrated on improving our accounts receivable turnover and have been successful in reducing the average collection period from over 100 days to less than 60. In addition, by taking a pro-active approach to collections by contacting the customer soon after shipment and before the due date, we have been able to keep our bad debts to a minimal level.

Our inventory turnover decreased from approximately 2.8 for 1999 to approximately 2.0 for 2000. Tight cash flow conditions did not allow us to manage our inventory as efficiently and effectively as desired. Turnover for 1999 is somewhat affected by the short period of actual operations. We expect that settlement of the dispute with TLC and the funding provided through the offering with a private institutional investor will provide sufficient working capital to effectively manage and plan our inventory turnover.

Pursuant to a note originally issued to a management company in December 1999, the Company received additional funds in January of 2000, in order to fund the continued development and sales of its software products and services. FindEx received $450,000 of additional financing under the note agreement, which is due in the form of a note payable in December of 2001. This note is unsecured and bears an annual interest rate of 9%.

The  Company  received  $703,819,   after  fees  and  expenses,   from  a  stock
subscription  agreement  dated April 28,  2000,  offered  under a  Regulation  D
Section 506 exemption. This agreement was for 362,500 restricted shares of FindEx.com, Inc. Common Stock issued to twenty-nine accredited investors at a price of $2.00 per share. These shares carry piggyback registration rights.

On November 7, 2000, a shareholder loaned a total of $99,000 to FindEx to fund a short-term production need. These notes are secured by accounts receivable and bear an annual interest rate of 15%.

On March 26, 2001, the Company entered into a binding letter of intent with an institutional private equity investor, (the "Letter of Intent") pursuant to which the Company has the ability to require such investor to purchase up to $15 million of the Company's common stock from time to time over a period of up to 36 months (the "Term"). The shares will be sold to a private institutional investor at a discount to the market price of the common stock at the time of sale. During any twenty (20) day period during the Term, the Company will have the ability to require such investor to purchase up to $2 million of its common stock, subject to certain limitations based upon our trading volume and share price. FindEx plans to use funds received from this offering to liquidate accounts payable, accrued royalties to content providers, and the aforementioned note agreements. In addition, part of the proceeds will be retained for working capital purposes and part will be used to fund future product development efforts.

The consummation of the financing contemplated by the Letter of Intent is subject to numerous conditions, certain of which are outside our control, including the investor's completion of its due diligence, our entry into definitive agreements with the investor and the effectiveness with the Securities and Exchange Commission of a registration statement covering the resale of the shares to be issued to such investor, and there can be no assurance that the financing will be consummated on the term described herein, or at all. If FindEx is unable to obtain such additional financing or raise adequate working capital in the amounts desired and on acceptable terms, FindEx may be required to reduce the scope of its presently anticipated activities.

In order to maintain current level of operations, the Company will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions.

The Company believes that through a combination of outside sources of capital and revenues generated from sales it will have sufficient sources of capital to meet its operating needs. However, any substantial delays in receipt of or failure to obtain such capital may prevent the Company from operating as a going concern, given its limited revenues and capital reserves.

CAUTIONARY STATEMENTS AND RISK FACTORS

Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this report, readers should carefully consider the following cautionary statements and risk factors.

WE HAVE EXPERIENCED, AND MAY CONTINUE TO EXPERIENCE, REDUCED REVENUES DUE TO DELAYS IN THE INTRODUCTION AND DISTRIBUTION OF OUR PRODUCTS. We cannot be certain that we will be able to meet our planned release dates for our new software releases. If we cannot release an important new product during the scheduled quarter, our revenues would likely be reduced in that quarter. In the past, we have experienced significant delays in our introduction of some new products. For instance, delays in duplication, packaging and distribution caused our QuickVerse version 7.0 to begin arriving at retailers over the Thanksgiving holiday. As a result, we experienced fewer sales of these products than we would have if the products were in stores before the holiday selling season began, which had a materially adverse effect on our operating results for the 2000 fourth quarter. It is likely in the future that delays will continue to occur and that some new products will not be released in accordance with our internal development schedule or the expectations of public market analysts and investors.

IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DEFER COMPLETION OF FUTURE SOFTWARE UPDATES AND REDUCE OVERHEAD SIGNIFICANTLY. We entered into binding letter of intent with a private institutional investor on March 26, 2001 pursuant to which such investor agreed to purchase up to $15 million of our common stock upon certain terms and conditions over a period of thirty-six months. We believe we will need to receive this additional funding in order to continue our product development, increase our sales and fund our working capital requirements. The ability to consummate and draw upon this additional funding is dependent on a number of factors, including the investor's completion of its due diligence, our entry into definitive agreements with the investor and the effectiveness of a registration statement covering the resale of the shares to be issued to such investor, which are outside of our control. If we are unable to draw on the additional funding, then we will need to raise additional funds through the sale of equity or debt securities in private or public financings or through strategic partnerships in order to meet our needs and achieve profitability. There can be no assurance that such alternate funds can be obtained or, if obtained, that they will be available on terms equal to, or more favorable than, the anticipated terms.

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS. We began to introduce our products and services during 1999. Although we have generated revenue from operations, we have a very limited operating history on which you can evaluate our potential for future success. Rather than relying on historical financial information to evaluate our Company, you should evaluate our Company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. Early-stage businesses commonly face risks such as the following:

        o    lack of sufficient capital,
        o unanticipated problems, delays, and expenses relating to product development and implementation,
        o    lack of intellectual property,
        o    licensing and marketing difficulties,
        o    competition,
        o    technological changes, and
        o    uncertain market acceptance of products and services.

THE LOSS OF ANY OF OUR KEY EXECUTIVES OR OUR FAILURE TO ATTRACT, INTEGRATE, MOTIVATE AND RETAIN ADDITIONAL KEY EMPLOYEES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. Our success depends to a large degree upon the skills of our senior management team and key employees and upon our ability to identify, hire, and retain additional sales, marketing, technical, and financial personnel. The loss of any of our key executives or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business. We may be unable to retain our existing key personnel or attract and retain additional key personnel. Competition for these personnel in the Internet and technology industry is intense and identifying personnel with experience in this industry is even more difficult. We are in a relatively new market, and there are a limited number of people with the appropriate combination of skills needed to provide the services that our customers require. We depend particularly upon the services of Steven Malone, our Chief Executive Officer and President.

IF WE CANNOT OBTAIN CD-ROM MANUFACTURING AND PACKAGING SERVICES ON A TIMELY BASIS, WE MAY NOT BE ABLE TO TIMELY DELIVER OUR CD-ROM AND DVD PRODUCTS TO DISTRIBUTORS AND RETAILERS AND OUR SALES WILL BE ADVERSELY AFFECTED. We use third party vendors to press CD-ROM disks, assemble purchased product components, and print product packaging and user manuals in connection with the retail distribution of our software. We do not have contractual agreements with any of our third party vendors, which may result in our inability to secure adequate services in a timely manner. If we cannot obtain adequate manufacturing services, we will not be able to timely produce and deliver our CD-ROM products to distributors and retail stores for ultimate sale to consumers, which will adversely affect our sales and operating results.

PRODUCT RETURNS THAT EXCEED OUR ANTICIPATED RESERVES COULD RESULT IN WORSE THAN EXPECTED OPERATING RESULTS. At the time we ship our products to retailers we will establish reserves, including reserves that estimate the potential for future product returns. Product returns or price protection concessions that exceed our reserves could increase the magnitude of quarterly fluctuations in our operating and financial results. Furthermore, if we incorrectly assess the creditworthiness of customers who receive our products on credit, we could be required to significantly increase the reserves previously established. We cannot be certain that any future write-offs will not occur or that amounts written off will not have a material adverse effect on our business and depress the market price of our common stock. Actual returns to date have been within management's estimates.

FLUCTUATIONS IN OPERATING RESULTS MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE AND STOCK PRICE VOLATILITY. We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter, which may lead to unexpected reductions in revenues and stock price volatility. Factors that may influence our quarterly operating results include:

       o the introduction or enhancement of software products and technology by us and our competitors;

       o our ability to produce and distribute retail packaged versions of our software in advance of peak retail selling seasons; and

       o   our ability to create appealing content within our software products.

Additionally, a majority of the unit sales for a product typically occurs in the quarter in which the product is introduced. As a result, our revenues may increase significantly in a quarter in which a major product introduction occurs and may decline in following quarters.

ERRORS OR DEFECTS IN OUR SOFTWARE PRODUCTS MAY CAUSE A LOSS OF MARKET ACCEPTANCE AND RESULT IN FEWER SALES OF OUR PRODUCTS. Our products are complex and may contain undetected errors or defects when first introduced or as new versions are released. In the past, we have discovered software errors in some of our new products and enhancements after their introduction into the market. Because our products are complex, we anticipate that software errors and defects will be present in new products or releases in the future. While to date these errors have not been material, future errors and defects could result in adverse product reviews and a loss of, or delay in, market acceptance of our products.

TO DEVELOP PRODUCTS THAT CONSUMERS DESIRE, WE MUST MAKE SUBSTANTIAL INVESTMENTS IN RESEARCH AND DEVELOPMENT TO KEEP UP WITH THE RAPID

TECHNOLOGICAL DEVELOPMENTS THAT ARE TYPICAL IN OUR INDUSTRY. The entertainment software market and the PC industry are subject to rapid technological developments. To develop products that consumers desire, we must continually improve and enhance our existing products and technologies and develop new products and technologies that incorporate these technological developments. We cannot be certain that we will have the financial and technical resources available to make these improvements. We must make these improvements while remaining competitive in terms of performance and price. This will require us to make substantial investments in research and development, often times well in advance of the widespread release of the products in the market and any revenues these products may generate.

OUR PROPRIETARY TECHNOLOGY MAY NOT BE ADEQUATELY PROTECTED FROM UNAUTHORIZED USE BY OTHERS, WHICH COULD INCREASE OUR LITIGATION COSTS AND ADVERSELY AFFECT OUR
SALES. Our ability to compete with other Bible software companies depends in part upon our proprietary technology. Unauthorized use by others of our proprietary technology could result in an increase in competing products and a reduction in our sales. We rely on trademark, trade secret and copyright laws to protect our technology. We cannot be certain, however, that these precautions will provide meaningful protection from unauthorized use by others. If we must pursue litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely make substantial expenditures and divert valuable resources. In addition, many foreign countries' laws may not protect us from improper use of our proprietary technologies overseas. We may not have adequate remedies if our proprietary rights are breached or our trade secrets are disclosed.

NEW INTERNET ACCESS DEVICES MAY CHANGE THE WAY INFORMATION IS DISPLAYED REQUIRING US TO CHANGE OUR PRODUCTS. Recent increases in the use of internet devices to access inspirational content and the continued development of internet devices as a medium for the delivery of network-based information, content, and services may require us to change our products. Our success depends on our ability to understand the method upon which our search engines operate and our ability to service new and emerging devices to access the Internet, such as browser phones, personal digital assistants, and other wireless devices. To the extent these new Internet access devices change the way that information is displayed to the end user or causes a change in the medium that is searched, we may be required to revise the methodology of our products. We cannot predict the impact that these new devices will have on our services, and any such required revisions may result in loss of revenue and goodwill, increased expenses, and reduced operating margins.

IF OUR PRODUCTS INFRINGE ANY PROPRIETARY RIGHTS OF OTHERS, A LAWSUIT MAY BE BROUGHT AGAINST US THAT COULD REQUIRE US TO PAY LARGE LEGAL EXPENSES AND JUDGMENTS AND REDESIGN OR DISCONTINUE SELLING OUR PRODUCT. We believe that our products do not infringe any valid existing proprietary rights of third parties. Any infringement claims, however, whether or not meritorious, could result in costly litigation or require us to enter into royalty or licensing agreements. If we are found to have infringed the proprietary rights of others, we could be required to pay damages, redesign the products or discontinue their sale. Any of these outcomes, individually or collectively, could have a material adverse effect on our business and financial condition.

WE WILL FACE ADDITIONAL RISKS AS WE EXPAND INTO INTERNATIONAL MARKETS. We plan to further expand our services to international markets. Expanding into overseas operations may cost more than we expect. We also may be unsuccessful in expanding our presence in international markets, and we might lose all or part of our investment in those operations. As we expand into international operations, we will be increasingly subject to various risks associated with international operations in addition to the other business risks described in this memorandum. These risks include the following:

     o   management of a multi-national organization,

     o compliance with local laws and regulatory requirements, as well as changes in those laws and requirements,

     o   restrictions on the repatriation of funds,

     o   employment and severance issues,

     o   overlap of tax issues,

     o   the business and financial condition of any overseas business partners,

     o   political and economic conditions abroad, and

     o   the possibility of
                - expropriation or nationalization of assets,
                - supply disruptions, - currency controls,
                - exchange rate fluctuations, or
                - changes in tax laws, tariffs, and freight rates.

Our inability to manage these and other risks effectively could increase our expenses or decrease our opportunities to generate revenue.



FORWARD-LOOKING STATEMENTS

This report on Form 10-KSB includes "forward-looking statements" within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) uncertainties involved in the rate of growth and acceptance of the Internet, (iii) adoption by the Christian community of electronic technology for gathering information, facilitating e-commerce transactions, and providing new products, websites, and services,
(iv) volatility of the stock market, particularly within the technology sector, and the ability to use our capital stock as a currency for acquisitions, and (v) general economic conditions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurance that such expectations reflected in these forward-looking statements will prove to have been correct.

We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB after the date of this report.

Item 7.  Financial Statements





                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of FindEx.com, Inc.:

We have audited the accompanying consolidated balance sheets of FindEx.com, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FindEx.com, Inc. as of December 31, 2000 and 1999 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16, the Company has a current year operating loss, a negative current ratio and is dependent upon financing to continue operations. These circumstances raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  CHISHOLM & ASSOCIATES
     Chisholm & Associates

Salt Lake City, Utah
March 9, 2001

                                FindEx.com, Inc.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                $      21,768
     Accounts receivable, less estimated doubtful accounts        3,884,858
     (Note 3)
     Inventories (Note 4)                                           617,902
     Deferred tax assets (Note 8)                                   504,998
     Other current assets                                           274,847
                                                              ---------------

             TOTAL CURRENT ASSETS                                 5,304,373
                                                              ---------------

PROPERTY AND EQUIPMENT, net (Note 5)                                107,126
                                                              ---------------

OTHER ASSETS
     Software licenses, net (Note 6)                              4,279,813
     Other assets, net                                               11,444
     Non-current deferred tax assets (Note 8)                       328,561
                                                              ---------------
             TOTAL OTHER ASSETS                                   4,619,818
                                                              ---------------

             TOTAL ASSETS                                     $ 10,031,317
                                                              ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                         $  1,188,289
     Notes payable (Note 7)                                        749,000
     Accrued royalties                                           1,625,427
     Income taxes payable (Note 8)                                  39,284
     Rebates payable                                               215,460
     Reserve for technical support charges                         224,500
     Reserve for future rebates                                    165,000
     Reserve for sales returns                                     284,752
     Accrued expenses                                              178,729
     License fee payable (Note 6)                                1,026,712
                                                             ---------------

             TOTAL CURRENT LIABILITIES                          5,697,153
                                                             ---------------

STOCKHOLDERS' EQUITY (Note 9)
     Preferred stock, Series A, $.001 par value, 5,000,000
     shares authorized, 15,000 shares issued and outstanding             15

     Preferred stock, Series B, $.001 par value, 5,000,000
     shares authorized, 40,000 shares issued and outstanding             40

     Common stock, $.001 par value, 50,000,000 shares authorized,
     10,509,609 shares issued and outstanding                        10,509

     Paid-in capital                                              6,486,881
     Retained deficit                                            (2,163,281)
                                                               ----------------
             TOTAL STOCKHOLDERS' EQUITY                           4,334,164
                                                               ----------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  10,031,317
                                                               ================

The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Years Ended
                                                           December 31,
                                                    ---------------------------
                                                       2000             1999
                                                   -----------      -----------

REVENUES, net of reserves and allowances .....     $ 7,154,964      $ 6,513,408

COST OF SALES ................................       2,270,144        1,800,021
                                                   -----------      -----------

GROSS PROFIT .................................       4,884,820        4,713,387
                                                   -----------      -----------

OPERATING EXPENSES
     Sales ...................................       1,653,232        1,039,581
     General and administrative ..............       6,489,310        1,561,529
                                                   -----------      -----------
          TOTAL OPERATING EXPENSES ...........       8,142,542        2,601,110
                                                   -----------      -----------

EARNINGS (LOSS) BEFORE INTEREST, TAXES,
     DEPRECIATION AND AMORTIZATION ...........      (3,257,722)       2,112,277
                                                   -----------      -----------

OTHER INCOME (EXPENSES)
     Interest income .........................          10,171            4,405
     Other income ............................           2,873             --
     Depreciation and amortization ...........        (611,525)        (285,306)
     Interest expense ........................         (58,939)          (4,024)
                                                   -----------      -----------

          NET OTHER INCOME (EXPENSES) ........        (657,420)        (284,925)
                                                   -----------      -----------

NET INCOME (LOSS) BEFORE INCOME TAXES ........      (3,915,142)       1,827,352

     INCOME TAXES (Note 8) ...................       1,561,003         (770,000)
                                                   -----------      -----------

NET INCOME (LOSS) ............................     $(2,354,139)     $ 1,057,352
                                                   ===========      ===========

NET EARNINGS (LOSS) PER SHARE (Note 10)
     Basic ...................................     $     (0.24)     $      0.14
                                                   ===========      ===========
     Diluted .................................     $     (0.24)     $      0.13
                                                   ===========      ===========

WEIGHTED NUMBER OF SHARES OUTSTANDING
     Basic ...................................       9,790,868        7,785,220
                                                   ===========      ===========
     Diluted .................................       9,790,868        8,052,720
                                                   ===========      ===========





The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          Retained
                                                 Preferred Stock         Common Stock                     Earnings
                                                 ---------------     -----------------      Paid-In
                                                 Series   Series     Shares     Amount      Capital       (Deficit)       Total
                                                    A        B

                                                 ------   ------     ------    --------     ---------------------------------------

Balance, December 31, 1998                       $  -      $ -      5,157,625  $ 5,157    $ 722,620      $ (811,620)   $ (83,843)

   April 30 Reverse merger & reorganization
   adjustment for minority stockholders of EJH      -        -      3,914,687    3,915       (3,915)              -

   Preferred series A shares issued for cash       20        -            -          -       199,980              -       200,000

   Preferred series B shares issued for cash        -       68            -          -     1,349,932              -     1,350,000

   Offering cost                                    -        -            -          -       (20,000)             -       (20,000)

   Net Income December 31, 1999                     -        -            -          -             -      1,057,352     1,057,352
                                                 -----------------------------------------------------------------------------------

Balance, December 31, 1999                         20       68      9,072,312    9,072     2,248,617        245,732     2,503,509
  Issuance of Common Stock
     for Acquisition of Reagan Holdings, Inc.       -        -        150,000      150           551              -           701

  Conversion of preferred stock                    (5)     (28)       233,333      233             -              -           200

  Preferred Series A common stock dividend          -        -            695        1         3,496         (3,541)          (44)

  Preferred Series B common stock dividend          -        -         17,109       17        51,160        (51,333)         (156)

  Common stock issued for cash                      -        -        362,500      363       724,637              -       725,000

  Offering cost                                     -        -         24,375       24       (21,204)             -       (21,180)

  Common stock issued for services                  -        -        649,285      649     3,314,925              -     3,315,574

  Common stock warrants issued for services         -        -              -        -       106,696              -       106,696

  Pre-EJH debt reclassification                     -        -            -          -        58,003              -        58,003

  Net Loss December 31, 2000                        -        -            -          -             -     (2,354,139)   (2,354,139)
                                                ------------------------------------------------------------------------------------

Balance, December 31, 2000                       $ 15     $ 40     10,509,609 $ 10,509 $  $ 6,486,881   $(2,163,281)$   4,334,164
                                                 ===================================================================================







The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Years Ended
                                                                December 31,
                                                           ---------------------
                                                            2000           1999
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers ..................... $ 6,704,383    $ 3,339,109
  Cash paid to suppliers and employees .............  (5,725,619)    (2,780,097)
  Interest .........................................      (1,424)        (4,024)
  paid
  Interest received ................................       4,827          4,405
  Income taxes paid ................................      (3,272)          --
                                                                    -----------

        NET CASH PROVIDED BY OPERATING ACTIVITIES ..     978,895        559,393
                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash received in merger with Reagan Holdings, Inc.         701           --
  Cash paid for notes receivable ...................    (240,000)          --
  Acquisition of property and equipment ............     (35,538)      (106,400)
  Deposits made ....................................        (250)          (859)
  Cash paid for software license agreement .........  (2,073,788)    (2,035,074)
  Website development costs ........................      (8,343)          --
                                                                    -----------

        NET CASH USED BY INVESTING ACTIVITIES ......  (2,357,218)    (2,142,333)
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable ..........     549,000        200,000
  Proceeds from issuance of stock ..................     703,819      1,530,000
                                                                    -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES ..   1,252,819      1,730,000
                                                                    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (125,504)       147,060
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....     147,272            212
                                                                    -----------

       CASH AND CASH EQUIVALENTS, END OF PERIOD ....  $   21,768    $   147,272
                                                                    ===========


RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) .....................................   $(2,354,139)   $ 1,057,352
 Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
         Depreciation & amortization ..................       611,525        285,306
         Bad debt expense .............................        18,024         11,000
         Stock issued for services ....................     3,422,270           --
     Change in assets and liabilities:
         (Increase) in accounts receivable ............      (604,174)    (3,308,332)
         (Increase) in inventories ....................       (72,554)      (545,348)
         (Increase) in prepaid expenses ...............       (21,244)       (13,603)
         Increase in accounts payable .................        92,729      1,063,417
         Increase (decrease) in income taxes payable ..      (730,716)       770,000
         Increase (decrease) in deferred taxes ........      (833,559)          --
         Increase in accrued royalties ................       870,602        754,825
         Increase in other liabilities ................       580,131        484,776
                                                                         -----------

             NET CASH PROVIDED BY OPERATING ACTIVITIES    $   978,895    $   559,393
                                                                         ===========


The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

FindEx.com, Inc. ("FindEx" or the "Company") was incorporated under the laws of the State of Delaware on December 26, 1995, as FinSource, Ltd. In April 1999, the Company merged with FINdex Acquisition Corporation (FAC), a Delaware corporation, in a stock for stock transaction. On April 30, 1999, the Company was acquired by EJH Entertainment, Inc. (EJH), a Nevada corporation, in a stock for stock transaction and the name of the Company was changed to FindEx.com, Inc. Both the merger with FAC and the acquisition by EJH were treated as reorganization mergers with the surviving Company and accounting history being that of FinSource (the accounting acquirer).

FindEx is a retail, wholesale and Internet supplier of software products to business and religious organizations and individuals. In July 1999, the Company completed an exclusive license agreement with Parsons Technology, Inc., a subsidiary of The Learning Company (TLC), formerly Mattel (MAT) Corporation, for the Parsons Church Division of Mattel. In so doing, FindEx obtained the exclusive right to market, sell and continue to develop several Bible study software products. The Company develops and publishes church and Bible study software products designed to simplify Biblical research and streamline church office tasks.

Accounting Method

The Company recognizes income and expenses on the accrual basis of accounting.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after eliminations.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Significant estimates used in the consolidated financial statements include the estimates of (i) doubtful accounts, sales returns, price protection and rebates, (ii) provision for income taxes and realizability of the deferred tax assets, (iii) the life and realization of identifiable intangible assets, and (iv) provisions for obsolete inventory. The amounts FindEx will ultimately incur or recover could differ materially from current estimates.

Concentrations

Financial instruments that potentially subject FindEx to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. FindEx places its cash and cash equivalents at well-known, quality financial institutions. At times, cash balances held at financial institutions were in excess of federally insured limits. FindEx sells a majority of its products to end-users through distributors, Christian book stores, and telemarketing efforts. Although FindEx attempts to prudently manage and control accounts receivable and performs ongoing credit evaluations in the normal course of business, the Company generally requires no collateral on its product sales.

During the years ended December 31, 2000 and 1999, the Company had two major customers that individually accounted for 10% or more of the annual sales. Sales to Customer A accounted for 41% and 69%, respectively, and sales to Customer B accounted for 14% and 0%, respectively, of consolidated revenue for the years ended December 31, 2000 and 1999. Accounts receivable, net of offsets, relating to Customer A and Customer B, were $2,867,293 and $426,432 as of December 31, 2000, respectively.

During the years ended December 31, 2000 and 1999, five vendors provided purchases individually of 10% or more of the total product and material purchases as follows: Vendor A accounted for 17% and 47%, respectively, Vendor B accounted for 3% and 14%, respectively, Vendor C accounted for 28% and 12%, respectively, Vendor D accounted for 13% and 6%, respectively, and Vendor E accounted for 12% and 0%, respectively. Accounts payable relating to Vendor A, Vendor B, Vendor C, Vendor D, and Vendor E, were $0, $101,090, $113,860, $27,646, and $162,081, respectively, as of December 31,
2000.

Royalty Agreements

FindEx has entered into certain agreements whereby it is obligated to pay royalties for content of software published. FindEx generally pays royalties based on a percentage of sales on respective products or on a fee per unit sold basis. The Company expenses software royalties as product costs during the period in which the related revenues are recorded.

Cash and Cash Equivalents

FindEx considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventory

Inventory consists primarily of software media, manuals and related packaging materials and is recorded at the lower of cost or market value, determined on a first-in, first-out basis.

Software Development Costs

SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, provides for the capitalization of certain software development costs once technological feasibility is established. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Through December 31, 2000, the Company believes its process for developing software was essentially completed concurrent with the establishment of technological feasibility, and accordingly, no software development costs have been capitalized to date. For 2000, research and development costs incurred and charged to expense were $118,600.

Property and Equipment

Property and equipment are recorded at cost. Furniture, fixtures and computer equipment are depreciated over five years using the straight-line method.
Software is depreciated over three years using the straight-line method. Expenditures for maintenance, repairs and other renewals of items are charged to expense when incurred.

Accounting for Long-Lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Property and equipment to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition

The Company recognizes revenue from product sales at shipment provided that collection of the resulting receivable is probable, in accordance with SOP 97-2, Software Revenue Recognition. Software products are sold separately, without future performance such as upgrades or maintenance, and are sold with postcontract customer support (PCS) services. PCS revenue is recognized on delivery of the software and all associated costs are accrued. The Company maintains an allowance for potential credit losses and an allowance for anticipated returns on products sold to distributors, Christian bookstores, and direct customers. The allowance for sales returns is estimated based on a calculation of forecast sales to the end-user in relation to estimated current channel inventory levels.

Cooperative Advertising

Advertising costs are charged to operations as incurred. The Company reimburses certain qualified customers for a portion of the advertising costs related to their promotion of the Company's products. The liability for reimbursement is accrued at the time the advertisement occurs. For 2000 and 1999, cooperative advertising expense totaled approximately, $206,000, and $63,000, respectively.

Stock-based Compensation

As permitted under SFAS No. 123, Accounting for Stock-based Compensation, the Company has elected to follow the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based awards to employees (see Note 11) and, accordingly, does not recognize compensation cost.

Income Taxes

The Company utilizes SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Earnings (Loss) Per Share

The Company follows SFAS 128, Earnings Per Share, to calculate and report basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential common shares that were outstanding during the period. For the Company, dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants for all periods, convertible notes payable and the incremental common shares issuable upon the conversion of convertible preferred stock.

In the case of a net loss, it is assumed that no incremental shares would be issued because they would be anti-dilutive. In addition, certain options and warrants are considered anti-dilutive because the exercise prices were above the average market price during the period. Anti-dilutive shares are not included in the computation of diluted earnings per share, in accordance with SFAS No. 128. Diluted EPS for the year ended December 31, 1999, has been restated in conformity with SFAS No. 128.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards of reporting and displaying comprehensive income and its components of net income and "other comprehensive income" in a full set of general-purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders' equity. The adoption of this Statement had no impact on the Company's net income or loss or stockholders' equity.

Fair Value of Financial Instruments

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

Reclassification

Certain amounts in the accompanying 1999 consolidated financial statements have been reclassified in order to conform to the presentation of the 2000 consolidated financial statements. Net cash provided by operating activities decreased from $2,915,533 to $559,393 and net cash used by investing activities decreased from $4,498,473 to $2,142,333 as a result of separating operating transactions previously offset against cash paid for software license agreement.

NOTE 2 - MERGERS AND ACQUISITIONS

EJH Entertainment, Inc.

On April 30, 1999, EJH Entertainment, Inc. (EJH) (a public company) entered into an agreement and Plan of Reorganization with FindEx.com, Inc., (FindEx) (a private company). The agreement provided for the merger of EJH into FindEx to be treated as a reverse merger, thus making FindEx the accounting survivor. Pursuant to the agreement, EJH issued 5,157,625 shares of common stock to the shareholders of FindEx for all shares of their company. Because the historical financial information in these financial statements prior to the reverse merger (April 30, 1999) is that of the accounting acquirer (FindEx), a reorganization adjustment has been shown on the books at April 30, 1999, recording the shares held by the minority shareholders of EJH. The 5,157,625 shares issued to the shareholders of FindEx have been shown retroactively to the beginning of 1998, as though a stock split had occurred. The management of EJH resigned and the management and Board of FindEx filled the vacancy. This business combination was accounted for using the purchase method. EJH had no assets or liabilities and was an inactive public company.

Reagan Holdings, Inc.

On March 7, 2000, the Company acquired Reagan Holdings, Inc., ("Reagan") a Delaware corporation. The Company issued 150,000 shares of common stock for all the outstanding stock of Reagan. The purchase was recorded at a value of $701. Reagan had assets of $701 and no liabilities at December 31, 1999 and was an inactive public company. The operating history of Reagan is included in the consolidated numbers of the Company effective January 1, 2000. The acquisition was recorded using the purchase method of a business combination.


NOTE 3 - ACCOUNTS RECEIVABLE

At December 31, 2000, accounts receivable consisted of the following (see Note 1
- Concentrations):

         Trade receivables                                       $3,906,858
         Less:  Allowance for doubtful accounts                      22,000
                                                             ---------------
                                                                 $3,884,858
                                                             ===============

NOTE 4 - INVENTORIES

At December 31, 2000, inventories consisted of the following:

         Finished goods                                            $435,180
         Raw materials                                              182,722
                                                             ---------------
                                                                   $617,902
                                                             ===============

NOTE 5 - PROPERTY AND EQUIPMENT, net

At December 31, 2000, property and equipment consisted of the following:

         Office furniture and fixtures                      $33,287
         Office equipment                                    14,501
         Warehouse equipment                                 28,923
         Computer software                                   16,731
         Computer equipment                                  48,496
                                                     ---------------
                                                            141,938

         Less:  Accumulated depreciation                     34,812
                                                     ---------------
                                                           $107,126
                                                     ===============


NOTE 6 - SOFTWARE LICENSE AGREEMENT

As indicated in Note 1, in July 1999, the Company completed an exclusive license agreement with Parsons Technology, Inc., a subsidiary of The Learning Company, for the Parsons Church Division. In so doing, FindEx obtained the exclusive right to market, sell, and continue to develop several top-selling Bible study software products including the Zondervan NIV Bible and QuickVerse. The agreement calls for a non-refundable license fee in the amount of $5,000,000, payable in installments of: (1) $1,000,000 upon execution of the agreement, (2) $500,000 on August 1, 1999, (3) $500,000 on September 7, 1999, (4) $1,500,000 on
December 7, 1999,  (5)  $1,000,000 on March 7, 2000, and (6) $500,000 on June 7,
2000. The agreement carries a ten-year term from the date of execution and also includes a five-year non-compete provision (see Note 1 - Concentrations and Notes 15 and 16). The license is amortized over the term using the straight-line method.


NOTE 7 - NOTES PAYABLE

At December 31, 2000, notes payable consisted of the following:

         Note payable to a corporation, due December 14, 2001, with interest at 9%.  Unsecured.              $650,000

         Note payable to a corporation,  due November 6, 2001,  with interest at 15%.  Secured by accounts  receivable and  convertible,  at the option of the holder,  into 50,000 common
         shares.                                                                                               33,000

         Note payable to a corporation,  due November 6, 2001,  with interest at 15%.  Secured by accounts  receivable and  convertible,  at the option of the holder,  into 50,000 common
         shares.                                                                                               33,000

         Note payable to a corporation,  due November 6, 2001,  with interest at 15%.  Secured by accounts  receivable and  convertible,  at the option of the holder,  into 50,000 common
         shares.                                                                                               33,000
                                                                                                       ---------------
                                                                                                             $749,000
                                                                                                       ===============

NOTE 8 - INCOME TAXES

The provision (benefit) for taxes on income for the years ended December 31 consisted of the following:

                                            2000                1999
                                        --------------     ---------------
         Current:
              Federal                        $(3,272)              $3,272
              State                             (341)              42,897
                                        --------------     ---------------
                                              (3,613)              46,169
                                        --------------     ---------------
         Deferred:
              Federal                     (1,244,013)             564,731
              State                         (313,377)             159,100
                                        --------------     ---------------
                                          (1,557,390)             723,831
                                        --------------     ---------------
         Total tax provision (benefit)   $(1,561,003)            $770,000
                                        ==============     ===============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000, are as follows:

     Current Deferred Tax Assets:
          Net operating loss carryforward                     $210,000
          Reserve for sales returns                            119,596
          Reserve for technical support costs                   94,290
          Reserve for rebates payable                           69,300
          Other, net                                            15,714
                                                        ---------------
                                                               508,900
          Valuation allowance for deferred tax assets           (3,902)
                                                        ---------------
     Net Current Deferred Tax Assets                           504,998
                                                        ---------------

     Non-Current Deferred Tax Assets:
          Software license fees                            (1,356,382)
          Net operating loss carryforward                    1,716,391
          Other, net                                          (18,490)
                                                        ---------------
                                                               341,519
          Valuation allowance for deferred tax assets         (12,958)
                                                        ---------------
     Net Non-Current Deferred Tax Assets                       328,561
                                                        ---------------
     Net Deferred Tax Assets                                  $833,559
                                                        ===============

The valuation allowance for deferred tax assets was increased by $16,860 during the year ended December 31, 2000.

At December 31, 2000, the Company has available net operating loss carryforwards of approximately $5,263,000 for federal income tax purposes that expire in 2020. The federal carryforwards resulted from losses generated in 1996 through 2000. The tax benefit of net operating loss carryforwards available for state income tax purposes was approximately $5,081,000 as of December 31, 2000.

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

         Benefit at Federal statutory rate - 34%         $(1,295,000)
         Nondeductible expenses                                 2,300
         Change in valuation reserves                          83,000
         License fees                                       (311,000)
         Other                                               (40,303)
                                                       ---------------
              Income tax provision                       $(1,561,003)
                                                       ===============

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock

On February 1, 2000, pursuant to a consulting agreement with a company to provide investor relations services, FindEx issued 120,000 common shares with 36,000 shares vesting immediately and the remaining 84,000 shares vesting ratably over the twelve-month term of the agreement. The cumulative value based on the closing price of the common stock on the date of vesting was $555,363. On November 30, 2000, FindEx entered into a fee agreement with the company to satisfy a $75,055 debt owed under the terms on the consulting agreement. In settlement of this debt, FindEx issued 89,285 common shares valued at $.84 per share.

On February 1, 2000, pursuant to a consulting agreement with a company to provide business development and finance, FindEx issued 250,000 common shares valued at $8.69 per share.

On March 21, 2000, FindEx issued 150,000 common shares pursuant to the merger with Reagan Holdings, Inc. (see Note 2).

On April 20, 2000, pursuant to a consulting agreement with a company to provide corporate development and growth, FindEx issued 50,000 common shares valued at $3.13 per share.

On May 16, 2000, FindEx entered into a fee agreement with a company to satisfy a $100,000 debt owed under a business development agreement. In settlement of this debt, FindEx issued 23,500 common shares valued at $4.26 per share.

On June 16, 2000, in compromise and settlement of a consulting agreement with a company, FindEx issued 50,000 common shares valued at $3.63 per share. The company has subsequently claimed that additional shares are due.

In July 2000, FindEx converted 5,000 shares of Preferred Series A into 50,000 common shares and 27,500 shares of Preferred Series B into 183,333 common shares. In addition, FindEx converted $3,541 unpaid accumulated Preferred Series A dividends into 695 common shares and $51,133 unpaid accumulated Preferred Series B dividends into 17,109 common shares.

On August 18, 2000, pursuant to a consulting agreement with a company to provide business valuation services, FindEx issued 50,000 common shares valued at $1.31 per share.

On December 15, 2000, pursuant to a consulting agreement with an individual for investor relations services, FindEx issued 12,500 common shares valued at $.81 per share. Terms of the agreement call for monthly compensation of $2,500 plus 12,500 common shares through February 15, 2001, and $5,000 plus 7,000 common shares thereafter until expiration on December 14, 2001, or earlier termination as provided in the agreement.

During 2000, FindEx issued 362,500 common shares to investors for cash of $725,000 pursuant to a stock subscription agreement dated April 28, 2000. As compensation for this subscription agreement, FindEx issued a total of 24,375 common shares to two individuals at a value of $2.00 per share.

Convertible Preferred Stock (Series A)

The rights, preferences and privileges of the preferred shareholders are as follows:

Dividends
Holders of Series A Preferred Stock (the Preferred Stock) are entitled to receive common stock dividends of $.50 per share per annum, in preference to any payment of cash dividends declared or paid on shares of common stock. Dividends on Preferred Stock are fully cumulative and are payable as determined by the Board of Directors. As of December 31, 2000, no dividends have been declared.

Liquidation
Holders of Preferred Stock are entitled to liquidation preferences over common shareholders to the extent of $10.00 per share of Preferred Stock, plus all declared but unpaid dividends. If funds are sufficient to make a complete distribution to the preferred shareholders, such shareholders will share in the distribution of the Company assets on a pro rata basis in proportion to the aggregate preferential amounts owed each shareholder. After payment has been made to the preferred shareholders, any remaining assets and funds are to be distributed equally among the holders of the Common Stock based upon the number of shares of the Common Stock held by each.

Conversion
Each share of Convertible Preferred Stock shall be convertible at the option of the holder thereof, at any time prior to the close of business on the date fixed by the Corporation for redemption or conversion of such shares as herein provided, into fully paid and nonassessable shares of common stock and such other securities and property as hereinafter provided, initially at the rate of 10 shares of common stock for each full share of convertible Preferred Stock.

Redemption
At the election of the Board of Directors, the Company may redeem all or part of the shares of the Preferred Stock (pro rata based upon the total number of shares of the Preferred Stock held by each holder) by paying in cash a sum per share equal to $10.00 plus accrued and unpaid dividends per annum.

Voting  Rights
The holder of each share of Preferred Stock is not entitled to vote except as required by law.


Convertible Preferred Stock (Series B)

The rights, preferences and privileges of the preferred shareholders are as follows:

Dividends
The holders are entitled to receive cash dividends at the rate of $1.60 per annum per share, and not more, which shall be fully cumulative, shall accrue without interest from the date of first issuance and shall be payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year commencing September 15, 1999, to holders of record as they appear on the stock books of the corporation on such record dates, not more than 60 nor less than 10 days preceding the payment dates for such dividends, as are fixed by the Board of Directors. As of December 31, 2000, no dividends have been declared.

Liquidation
The holders are entitled to a liquidation preference of an amount equal to the dividends accrued and unpaid, whether or not declared, without interest, and a sum equal to $20.00 per share, and not more, before any payment shall be made or any assets distributed to the holders of Common Stock or any other class or series of the Corporation's capital stock ranking junior as to liquidation rights to the Convertible Preferred Stock.

Conversion
Each share of convertible Preferred Stock shall be convertible at the option of the holder thereof, at any time prior to the close of business on the date fixed by the Corporation for redemption of such share as herein provided, into fully paid and nonassessable shares of Common Stock and such other securities and property as hereinafter provided, initially at the rate of one
(1) share of Common Stock for each full share of Convertible Preferred Stock.

Redemption
Subject to restrictions, shares of the Series shall be redeemable at the option of the Corporation at any time at the redemption price of $20.00 per share plus, in each case, an amount equal to the dividends accrued and unpaid thereon to the redemption date. The Corporation may not redeem any shares of Preferred Stock unless the current market value of the Corporation's Common Stock, as defined, immediately prior to the redemption date is not less than $18.00 per share.

Voting Rights
The holder of each share of Preferred Stock is not entitled to vote, except as required by law.

Warrants

On April 20, 2000, pursuant to a consulting agreement with a company to provide corporate development and growth, as mentioned above, FindEx issued warrants to purchase 100,000 common shares exercisable at $3.00 per share. The warrants are currently exercisable and expire in April 2001. The fair value of the warrants is estimated on the date of grant using the Black-Scholes option-pricing model with the same assumptions indicated in Note 11 below. In association with the warrants, the Company recognized $106,696 of consulting expense.

NOTE 10 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options (see Note 11), assuming that the Company reinvested the proceeds to purchase additional shares at market value.

The following table shows the amounts used in computing earnings per share and the effect on income (loss) and the average number of shares of dilutive potential common stock:

         For the Year Ended December 31, 1999                    Income (Loss)           Shares            Per-share
                                                                  (Numerator)         (Denominator)         Amount
         -----------------------------------------------        ----------------    ------------------    ------------
         Net Income                                                  $1,057,352
         Less preferred stock dividends                               --
                                                                ----------------
         Income available to common
            stockholders-basic earnings per share                     1,057,352             7,785,220            $.14
                                                                                                          ============

         Effect of Dilutive Securities
            Options                                                   --                   --
            Convertible Preferred Series A                            --                      200,000
            Convertible Preferred Series B                            --                       67,500
                                                                ----------------    ------------------
         Income available to common
            stockholders-diluted earnings per share                  $1,057,352             8,052,720            $.13
                                                                ================    ==================    ============

                                                                 Income (Loss)           Shares            Per-share
         For the Year Ended December 31, 2000                     (Numerator)         (Denominator)         Amount
         -----------------------------------------------        ----------------    ------------------    ------------
         Net Loss                                                  $(2,354,139)
         Less preferred stock dividends                                (54,874)
                                                                ----------------
         Loss available to common
            stockholders-basic earnings per share                   (2,409,013)             9,790,868          $(.24)
                                                                                                          ============
         Effect of Dilutive Securities
            Options                                                   --                   --
            Convertible notes payable                                 --                   --
            Convertible Preferred Series A                            --                   --
            Convertible Preferred Series B                            --                   --
            Warrants                                                  --                   --
                                                                ----------------    ------------------
         Loss available to common
            stockholders-diluted earnings per share                $(2,409,013)             9,790,868          $(.24)
                                                                ================    ==================    ============

A total of 1,887,450 and 588,000 potentially dilutive securities for the years ended December 31, 2000 and 1999, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.


NOTE 11 - STOCK-BASED COMPENSATION

The Stock Incentive Plan (the "Plan") authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to directors, officers and other key employees of the Company. Stock options are granted at an exercise price as determined by the Board at the time the Option is granted and shall not be less than the par value of such shares of Common Stock. Stock options vest quarterly over three years and have a term of ten years. At December 31, 2000, 7,638,800 shares were available for future issuance under the Plan.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for outstanding stock options. Had compensation cost for the Company's outstanding stock options been determined based on the fair value at the grant date for those options consistent with SFAS No. 123, the Company's net loss and primary and diluted earnings per share would have differed as reflected by the pro forma amounts indicated below:

         Net loss:
         ----------------------------------
         ----------------------------------
            As reported                       $(2,354,139)
            Proforma                          $(2,607,878)

         Basic loss per share:
         ----------------------------------
         ----------------------------------
            As reported                            $(0.24)
            Proforma                               $(0.27)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Expected dividend yield                   0%
         Expected stock price volatility          78%
         Risk-free interest rate                7.00%


The weighted average fair value of options granted during 2000 is $.54 per share.

The following table summarizes information about stock options outstanding at December 31, 2000.

                                 Number         Weighted-Average     Weighted
                             Outstanding at        Remaining         Average
                              December 31,     Contractual Life     Exercise
 Range of Exercise Prices         2000              (Years)           Price
 --------------------------  ----------------  ------------------  ------------
 $1.00 to $2.00                      975,000         9.8                $1.13
 $6.00 to $8.00                       60,000         8.6                $6.39
 $8.01 to $10.00                      16,200         8.8                $9.21
 $10.01 to $12.00                    310,000         8.7               $11.00

Activity under the Company's stock option plan is summarized as follows:

                                                      Outstanding Options
                                               --------------------------------
                                  Shares       Number of Shares     Weighted
                                                                     Average
                               Available for                        Exercise
                                   Grant                              Price
                              ---------------  ------------------  ------------
                              ---------------  ------------------
 Balance at December 31, 1999       8,412,000            588,000        $10.47
     Granted                        (975,000)            975,000         $1.13
     Canceled                         201,800          (201,800)        $10.98
     Exercised                      --                --               --
                              ---------------  ------------------
                              ---------------  ------------------
 Balance at December 31, 2000       7,638,800          1,361,200         $3.71
                              ===============  ==================


NOTE 12 - RENTAL AND LEASE INFORMATION

The Company leases office space and warehouse facilities under operating leases with third-parties with terms extending through 2002. The Company is responsible for all taxes, insurance and utility expenses associated with these leases. Lease renewal options are present for a period of one year. Rental expense for the years ended December 31, 2000 and 1999 amounted to $170,597 and $60,550, respectively.

At December 31, 2000, the future minimum rental payments required under these leases are as follows:

         2001             $119,958
         2002               73,311
                       ------------
                          $193,269
                       ============


NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company incurred the following non-cash investing and financing activities during the years ended December 31, 2000 and 1999, respectively:

                                                       2000              1999
                                                     -------------    ----------
     Common stock  and warrants issued for services    $3,422,270         --
     Common stock dividend                                 54,874         --
     Conversion of preferred stock to common stock            201         --
     Common stock issued to acquire Reagan Holdings,
          Inc., a Delaware corporation                        150         --



NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

The Company maintains a self-insurance program for its employees' health care costs. The Company is potentially liable for losses on claims up to $10,000 per claim and $518,500 in total for the year. The Company has third-party insurance coverage for any losses in excess of such amounts. Self-insurance costs are accrued based on claims reported as of the balance sheet date as well as an estimated liability for claims incurred but not reported. All accrued costs had been paid to the third-party administrator of the program at both December 31, 2000 and 1999.


NOTE 15 - RISKS AND UNCERTAINTIES

The Company's future operating results may be affected by a number of factors. The Company is dependent upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to the Company, operations could be adversely affected. The Company is also dependent upon a few major customers. If any of these customers experienced operational problems or ceased placing orders with the Company, operations could also be adversely affected.

The Company is currently in dispute with The Learning Company over various provisions of several agreements, including the software license agreement (see
Note 6). Company management believes the amount of the potential loss cannot be reasonably estimated.


NOTE 16 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a current year operating loss, a negative current ratio and is dependent upon financing to continue operations. As indicated in Note 15, the Company is currently in dispute with The Learning Company (TLC). Sales to TLC, and subsidiaries, accounted for 41% of consolidated revenue for 2000. Accounts receivable, net of offsets, relating to TLC was $2,867,293 as of December 31, 2000. Due to the uncertainty regarding the timing and amount of ultimate collection, the Company is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to utilize external funding sources, as discussed in Note 17, to provide cash necessary to fund ongoing operations and the Company's business plan. However, the anticipated offering may not provide proceeds sufficient to fund operations and meet the needs of the Company's business plans. Management believes collection of the TLC balance and realization of ongoing revenues would be sufficient to fund operations and allow the external funding to meet the needs of the Company's business plans.


NOTE 17 - SUBSEQUENT EVENTS

On March 20, 2001, the Company entered into a Letter of Agreement with an institutional private equity investor (the "Investor") whereby the Investor shall execute an irrevocable Investment Agreement for the purchase of Common Stock from FindEx up to an aggregate amount equal to $15 million over a 36-month period. As compensation, the Investor shall receive, upon execution of the Agreement, a warrant to purchase 510,000 shares of FindEx Common Stock exercisable in three increments. In addition, the Investor may be entitled to additional warrants on each six-month anniversary of the closing depending on the number of fully diluted shares of the Company then outstanding or issuable. The consummation of the financing contemplated by the Letter of Agreement is subject to numerous conditions, including completion of due diligence by the Investor, the Company's entry into definitive agreements with the Investor, and the effectiveness with the Securities and Exchange Commission of a registration statement covering the resale of the shares to be issued to the Investor, and there can be no assurance that the financing will be consummated on the term described herein, or at all.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers and their ages as of April, 2001 are as follows:

Name                             Age          Position

Benjamin Marcovitch              65           Director and Chairman of the Board

Jacques de Groote, Ph.D.         73           Director

Henry M. Washington, Ph.D.       53           Director

Sheldon H. Becher, CPA           66           Director

John A. Kuehne                   42           Director

Steven Malone                    34           President



Benjamin Marcovitch - Mr. Marcovitch began his career in the development, marketing and distribution of fuel oils in Montreal. He has had a wide experience in developing and financing companies in many different industries. Mr. Marcovitch is President of Gatenet Communications Inc., a private Florida corporation. From 1994 to 1996, he was Chairman and President of Triumph
Investments, which managed investment portfolios and invested in specialized securities. From 1996 to 1998, he was a private financial advisor and investor. Currently, he is Chairman and President of Gemini Capital Partners, Ltd., a British company that develops financial transactions and provides funding and business expertise to its clients and their projects.

Jacques de Groote, Ph.D. - Dr. de Groote is Chairman of the Appian Group, an internationally known financial group. From 1973 to 1994, Dr. de Groote was the Executive Director of the International Monetary Fund. From 1973 to 1991, he was the Executive Director of the World Bank, the International Finance Corporation
(IFC), and the International Development Corporation (IDC).

Henry M. Washington, Ph.D. - Dr. Washington has been Managing Director of Rilas & Rogers, LLC, an international consulting firm located in Detroit, since 1994. Rilas & Rogers has 23 consultants specializing in labor relations, human resources, community and government relations services for major manufacturing and utility firms. Dr. Washington held short-term assignments with the U.S. Department of Commerce, where he was Executive Director of the Department's Minority Business Opportunity Committee (MBOC). He serves on several discussion groups including the World Bank, USAID, and the International Monetary Fund.

Sheldon H. Becher, CPA - Mr. Becher has been a partner in the accounting and business-consulting firm of Becher, Yeager, Nall, Sherburne, Bernard & Company in Miami for over 20 years. Mr. Becher also serves on the Board of Directors of Noven Pharmaceuticals, Inc.

John A. Kuehne - Mr. Kuehne is a management consultant with Alliance Corporate Services, Inc. Prior to that, he was a management consultant with Hayes Stewart Little & Company. From 1997 to 1999, Mr. Kuehne was Chief Financial Officer for Doman Industries Limited ($800 million sales and $1.5 billion in assets). From 1991 to 1997, he was an international auditor with all treasury and cash management responsibilities for Doman Industries Limited. Mr. Kuehne is both a CPA and Chartered Accountant.

Steven Malone has served as President since March 2001. Between July 2000 and March 2001, Mr. Malone was Senior Vice President and between June 1999 to July 2000 he was a Vice President. Steven Malone possesses over twelve years of experience in the computer industry, with the last seven focused on software sales. As a National Account Manager for Grolier Interactive, he was responsible for their largest retail and distribution accounts. As Director of Corporate Sales for Software Publishing Corporation (SPC), he was responsible for the on-going sales growth of premiere corporate products, such as the award winning Harvard Graphics, as well as the introduction of several new products to the corporate marketplace. As Director of Sales for InfoUSA, he was responsible for all sales and marketing of InfoUSA's products to retail, distribution, OEM and corporate accounts.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq SmallCap Market. To date, no such reports have been filed by our officers, directors or ten percent holders. Our officers and directors have informed us that they are currently working towards completing and filing the necessary reports.

Item 10.  Executive Compensation.

Summary Compensation Table

The following table sets forth the total compensation paid to the Company's former chief executive officer during the last three completed fiscal years and each of the other executive officers of the Company who received compensation of $100,000 or more during any such year. Joseph V. Szczepaniak served as the Company's chief executive officer from May, 1999 until February 28, 2001 and Steven Malone has served as the Company's President and Chief Executive Officer since such date. No other individuals employed by the Company received a salary and bonus in excess of $100,000 during 2000.

                                                                                                               Long-Term
                                                     Annual Compensation                                     Compensation
                                                                                                               Securities
                                                                                            Other Annual       Underlying
    Name and Principal Position            Year           Salary            Bonus           Compensation      Options (#)

Steven Malone,                             2000          $125,000            $12,500             -0-            100,000
President and Chief Executive              1999          $ 90,000            $20,000             -0-              25,000
Officer                                    1998            $-0-              -0-                 -0-              -0-

Joseph V. Szczepaniak                      2000          $200,000            -0-                 -0-              -0-
Former Chairman                            1999          $200,000            -0-                 -0-            300,000
Chief Executive Officer                    1998            $-0-              -0-                 -0-              -0-



Employment Arrangement

Mr. Malone is employed pursuant to a three year employment agreement which commenced on June 19, 2000. The agreement provides for a base annual salary equal to $125,000 and an annual bonus at the discretion of the Board. In the event Mr. Malone, is terminated by the Company, other than for cause, the Company is required to pay him his then base salary until the later of (i) the expiration of the employment agreement and (ii) one year. Mr. Malone has agreed to refrain from competing with us for a period of one year following the termination of his employment.

Director Compensation

Non-officer directors are entitled to a fee of $1,000 for attendance at meetings of the Board of Directors, plus reimbursement for reasonable travel expenses. In addition, on December 12, 2000, the Company granted each of its director stock options to purchase up to 175,000 shares of common stock at a price per share of $1.03. These options are fully vested and have a term of ten years.


Information Concerning Stock Options

The following table provides information about the stock options granted to the named executive officer during the fiscal year ended December 31, 2000. We granted a total of 100,000 options during the fiscal year ended December 31, 2000.

                                           Options Granted in Fiscal Year 2000

                                                               % of Total
                                                               Options
                            Number of Shares       Date of     Granted to
                            Underlying Options     Option      Employees in        Exercise
Name                        Granted                Grant       Fiscal Year         Price          Expiration Date

Steven Malone               100,000                6-30-00          100%           $ 2.00         June 22, 2009


The following table sets forth the number of stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2000 and the value of unexercised "in-the-money" options held which represents the positive difference between the exercise price and the market price at fiscal year end. No such executive exercised any options during the fiscal year 2000.


                                          2000 Fiscal Year End Option Values

                           Number of Unexercised           Value of Unexercised
Name                    Options at Fiscal Year End         in-the-money OptionS
                                                             Fiscal Year End

Joseph V. Szczepaniak           300,000                             -0-

Steven Malone                   125,000                             -0-


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of April 12, 2001, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group. Unless otherwise indicated, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of FindEx.com, Inc., 11640 Arbor Street, Suite 201, Omaha, Nebraska

                                                              Percent of
Name                                 Number of Shares   Outstanding Common Stock

Steven Malone                          125,000 (1)               1.2%
Ben Marcovitch                         175,000 (2)               1.6%
Jacques de Groote                      175,000 (2)               1.6%
Henry M. Washington                    175,000 (2)               1.6%
Sheldon H. Becher                      175,000 (2)               1.6%
John A. Kuehne                         175,000 (2)               1.6%
Officers  and  Directors  as a group
(6 persons)                             1,000,000                8.7%
-----------

(1) Consists of stock options to acquire up to 125,000 shares of common stock which are presently exercisable.

(2) Consists of stock options to acquire up to 175,000 shares of common stock which are presently exercisable.

Item 12.  Certain Relationships and Related Transactions.

There are no Related Transactions or Certain Relationships to be reported.

Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Exhibits:

Exhibit
No.      Description of Exhibit

3.1 Articles of Incorporation of FindEx.com,  Inc., incorporated by reference to
Exhibit 3.1 on Form 8-K filed March 15, 2000.

3.2 By-Laws of FindEx.com, Inc., incorporated by reference to Exhibit 3.2 on Form 8-K filed March 15, 2000.

10.1 Share Exchange Agreement between FindEx.com, Inc. and the shareholders of Reagan Holdings Inc., dated March 07, 2000, incorporated by reference to Exhibit
2.1 on Form 8-K filed March 15, 2000

16.1 Letter regarding change in certifying accountant, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

21.1 Share Exchange Agreement between FindEx.com, Inc. and the shareholders of Reagan Holdings Inc., dated March 07, 2000, incorporated by reference to Exhibit
2.1 on Form 8-K filed March 15, 2000.


(b)      Reports on Form 8-K

The Company filed a Current Report on Form 8-K on March 5, 2001 pursuant to Item 5 disclosing that the Board of Directors of the Company appointed Steven Malone as President and Chief Executive Officer.

                                                              Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FINDEX.COM, INC.

                                    By: /s/ Steven Malone
                                    ---------------------
                                    Name: Steven Malone
                                    Title: President and Chief Executive Officer

                                    Date: April 12, 2001


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                             Date

 /s/ Benjamin Marcovitch   Chairman of the Board                  April 12, 2001
------------------------
Benjamin Marcovitch

 /s/ John Kuehne           Chairman of the Audit Committee        April 12, 2001
----------------
John A. Kuehne

 /s/ Henry M. Washington   Director                               April 12, 2001
------------------------
Henry M. Washington

 /s/ Sheldon H. Becher     Director                               April 12, 2001
------------------------
Sheldon H. Becher

 /s/ Steven P. Malone      President and Chief Executive          April 12, 2001
---------------------
Steven P. Malone           Officer (principal executive officer)

 /s/ Kirk R. Rowland       Vice President of Finance              April 12, 2001
--------------------       (principal financial and
Kirk R. Rowland            accounting  officer)