Form 10QSB
period 2001-03-31
FINDEX COM INC
filed 2001-05-15
CIK 1089061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

                          Commission File No. 0-29963


                                FINDEX.COM, INC.
              (Exact name of small business issuer in its charter)

                Nevada                                  88-0379462
                ------                                  ----------
    (State or other jurisdiction            (IRS Employer Identification No.)
  of incorporation or organization)


                 11640 Arbor Street, Suite 201, Omaha, NE 68144
                    (Address of principal executive offices)

                                 (402) 333-1900
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,556,109 shares as of May 1, 2001.


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

Our Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) for the three months ended March 31, 2001 was a loss of approximately $175,500. This loss includes non-cash expenses recorded during the period. We recognized expenses of $18,185 relating to 35,750 common shares issued to an individual for investor relations services, $39,501 relating to a warrant to purchase up to 100,000 shares of our common stock issued to Genesis Financial Group, LLC for consulting services, and $36,859 relating to a warrant to purchase up to 100,000 shares of our common stock issued to a law firm in consideration of legal services.

Revenues

Revenues from the sale of software are recognized when the product is shipped. Product return reserves are based upon a percentage of total retail and direct sales for the period and may increase or decrease as actual returns are processed. Product returns or price protection concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results. See "Risk Factors - Product returns that exceed our anticipated reserves could result in worse than expected operating results." We reproduce and distribute the Zondervan NIV Bible pursuant to a licensing agreement with The Zondervan Corporation which provides that we will pay a royalty fee of 10% of net sales on the stand-alone product and $8.00 per unit on total net units of QuickVerse. The products containing the Zondervan NIV Bible, including QuickVerse, accounted for approximately 31% of our revenues in fiscal 2000. Due to our shortage in working capital, we are significantly in arrears on the royalty payments due under such licensing agreement. On April 5, 2001, we received a notice from The Zondervan Corporation informing us that they are terminating our rights under the licensing agreement. We are currently negotiating a settlement with the Zondervan Corporation, which we believe will allow us to continue reproducing and distributing products containing their content. However there can be no assurance that we will be able to negotiate a satisfactory settlement and a termination of our rights under the licensing agreement would have a material adverse effect on our business.

Gross revenues decreased from $2,135,481 for the three months ended March 31, 2000 to $1,403,842 for the three months ended March 31, 2001. Gross revenues for 2000 reflect the introduction of one new title, QuickVerse Essentials. The Company did not introduce any new titles or upgrades during the first quarter of 2001. In addition to the new title released in the first quarter of 2000, sales would also reflect reorders resulting from the fourth quarter 1999 release of QuickVerse version 6 and Membership Plus version 6. Sales for the first quarter of 2001 reflect reorders from the fourth quarter 2000 release of only one title, QuickVerse version 7 (QV7). In addition, due to our ongoing dispute with The Learning Company (TLC and formerly Mattel Corporation) and their decision to reduce their workforce and product lines, sales to their "direct to consumer" division decreased from $1,128,389, or 53% of gross sales, for the three months ended March 31, 2000, to $235,419, or 17% of gross sales, for the three months ended March 31, 2001. Gross sales to customers other than The Learning Company increased from $1,007,092 for 2000 to $1,168,423 for 2001.

The provision for sales returns increased from $94,900 for the three months ended March 31, 2000 to $203,400 for the three months ended March 31, 2001. The Company experienced larger product returns during the first quarter of 2001 than during the same period of 2000. Product returns are typically higher in the secular marketplace than the Christian marketplace. As the distributors place the products into the secular retail channel, they monitor the sell-through rates of those products and generally return quantities of those that aren't selling as anticipated. This practice contrasts with the Christian marketplace in that the quantities ordered are generally smaller and the retailer is willing to hold on to the products for a longer period of time before making the decision to return. The release of QV7 in November 2000 also increased the quantity of returns of prior versions as stores made shelf space. With our expanded presence in the secular retail market, we increased our provision for anticipated returns of channel inventory at March 31, 2001 compared with the prior year.

COST OF SALES

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce and package software products. The direct costs and manufacturing overhead remained steady increasing only slightly from 20.7% of gross revenues in 2000 to 21.8% of gross revenues in 2001. Royalties to third party providers of intellectual property also increased from 6.9% of gross revenues in 2000 to 9.9% of gross revenues in 2001. The primary reason for the royalty increase in 2001 stems from content additions to QV7. Several new titles were added and the entire content of the QuickVerse Greek Edition was included as basic content of the Deluxe version while continuing to be marketed as a separate product.

SALES, GENERAL AND ADMINISTRATIVE

Operating expenses for 2001 include approximately $94,500 in non-cash expenses for stock and warrants issued for services (see "RESULTS OF OPERATIONS" above).

Sales expenses reflect a decrease in the provision for technical support costs and advertising costs. The Company began providing our own technical support in April 2001 effectively lowering the matching of future technical support costs related to sales from the current year period. Prior to that point, the Company operated under an agreement with The Learning Company whereby TLC provided technical support and billed FindEx based on the monthly number of technical support calls and emails received. It is anticipated that future technical support costs will remain lower, on a per instance basis, than that provided by TLC.

Personnel costs decreased approximately $30,000 from 2000 to 2001 primarily from a reduction in development staff. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the technical support and direct marketing staff. Corporate services decreased approximately $65,000 from a reduction in business consulting and valuation services contracts. Investor services decreased approximately $41,000 from a change in service providers. Legal costs increased approximately $105,000 from settlement of a dispute with Genesis Financial Group, LLC, over payment for services provided during 1999 and 2000, and from consultation provided regarding our dispute with TLC. It is anticipated that legal costs will continue to be higher than those recorded in the comparable prior year period until the dispute with TLC is finally resolved.

Costs associated with acquiring Reagan Holdings, Inc. amounted to $150,000 for the first quarter of 2000. The Company did not have any business combinations during the first quarter of 2001. Acquisition costs are expected to continue as we pursue our business plan for growth by acquiring companies that are synergistic with our current product line and customer base.

Amortization decreased from $156,777 for the three months ended March 31, 2000, to $135,076 for the three months ended March 31, 2001, due to the expiration of a minor software license agreement on September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, FindEx had $4,927,792 in current assets, $5,389,192 in current liabilities and a retained deficit of $2,444,489. We had a net loss of $281,207 for the three months ended March 31, 2001. Operating expenses for the three-month period ended March 31, 2001 included approximately $94,500 in non-cash expenses related to stock issued for services (see "RESULTS OF OPERATIONS" above). Positive cash flow from operations for the period was $585.

To date, FindEx has funded its purchase of the Parsons Church Division primarily through operations. In addition, a dispute with The Learning Company (TLC) over specific performance provisions of and payments due on the Finished Goods
Distribution Agreement has also lead to a shortage of working capital. Discussions and negotiations are ongoing with TLC and we believe that rapid resolution of the dispute will provide cash flow sufficient to fund operation needs allowing equity capital to fund product development and expansion of our business plan.

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

The consummation of the financing contemplated by the Letter of Intent is subject to numerous conditions, certain of which are outside our control, including the investor's completion of its due diligence, our entry into definitive agreements with the investor and the effectiveness with the Securities and Exchange Commission of a registration statement covering the resale of the shares to be issued to such investor, and there can be no assurance that the financing will be consummated on the term described herein, or at all. Such equity financing, if available, will likely result in substantial dilution to FindEx's stockholders.

In order to maintain current level of operations, the Company will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, funding pursuant to the Letter of Intent described above, private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions.

The Company believes that through a combination of outside sources of capital and revenues generated from sales it will have sufficient sources of capital to meet its operating needs. However, any substantial delays in receipt of or failure to obtain such capital will prevent the Company from operating as a going concern, given its limited revenues and capital reserves.

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

FLUCTUATIONS IN OPERATING RESULTS MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE AND STOCK PRICE VOLATILITY. We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter, which may lead to unexpected reductions in revenues and stock price volatility. Factors that may influence our quarterly operating results include:

 * the introduction or enhancement of software products and technology by us and our competitors;

 * our ability to produce and distribute retail packaged versions of our software in advance of peak retail selling seasons; and

 *       our ability to create appealing content within our software products.

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

FORWARD-LOOKING STATEMENTS

This report on Form 10-QSB includes "forward-looking statements" within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) uncertainties involved in the rate of growth and acceptance of the Internet, (iii) adoption by the Christian community of electronic technology for gathering information, facilitating e-commerce transactions, and providing new products, websites, and services,
(iv) volatility of the stock market, particularly within the technology sector, and the ability to use our capital stock as a currency for acquisitions, and (v) general economic conditions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurance that such expectations reflected in these forward-looking statements will prove to have been correct.

We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 12,500 common shares valued at $.45 per share.

On February 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 12,500 common shares valued at $.42 per share.

On February 19, 2001, in compromise and settlement of a consulting agreement with Genesis Financial Group, LLC, FindEx issued warrants to purchase 100,000 common shares exercisable at $.50 per share. These warrants were valued at $.40 per share.

On March 7, 2001, pursuant to an agreement with a law firm to provide corporate legal services, FindEx issued warrants to purchase 100,000 common shares exercisable at $.01 per share. These warrants were valued at $.37 per share.

On March 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 10,750 common shares valued at $.68 per share.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None

(b) Reports on Form 8-K and Form 8-K/A filed during the three months ended March 31, 2001:

Current Report on Form 8-K filed on March 5, 2001, reporting under Item 5 the appointment of Steven Malone as President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FINDEX.COM, INC.

By:   /s/ Steven P. Malone
     ---------------------------
          Steven P. Malone
          President & CEO

May 14, 2001

                                FindEx.com, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                             March 31, 2001
                                                                       December 31, 2000      (UNAUDITED)
                                                                            ------------      ------------
                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                             $     21,768    $     30,392
      Accounts receivable, trade
      (net of allowance of $22,000 and $21,167, respectively)                  3,884,858       3,575,213
      Inventories                                                                617,902         500,272
      Other current assets                                                       779,845         821,915
                                                                            ------------    ------------

      TOTAL CURRENT ASSETS                                                     5,304,373       4,927,792
                                                                            ------------    ------------

PROPERTY AND EQUIPMENT, net                                                      107,126         102,047
                                                                            ------------    ------------
OTHER ASSETS

     Licenses, net                                                             4,279,813       4,153,936
     Oicenses, net                                                               340,005         352,919
                                                                            ------------    ------------
      TOTAL OTHER ASSETS                                                       4,619,818       4,506,855
                                                                            ------------    ------------

      TOTAL ASSETS                                                          $ 10,031,317    $  9,536,694
                                                                            ============    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable                                                       $  1,188,289    $  1,189,086

     Notes payable                                                               749,000         749,000

     Accrued royalties                                                         1,625,427       1,762,427

     Accrued income taxes                                                         39,284           7,284


     License fees payable                                                      1,026,712       1,051,785

     Other current liabilities                                                 1,068,441         629,610
                                                                            ------------    ------------


      TOTAL CURRENT LIABILITIES                                                5,697,153       5,389,192
                                                                            ------------    ------------


STOCKHOLDERS' EQUITY
     Preferred stock, Series A, $.001 par value, 5,000,000
        shares authorized, 15,000 shares issued and outstanding                       15              15

     Preferred stock, Series B, $.001 par value, 5,000,000
        shares authorized, 40,000 shares issued and outstanding                       40              40

     Common stock, $.001 par value, 50,000,000 shares
       authorized, 10,509,609 and 10,545,359 shares issued and
        outstanding, respectively (Note 2)                                        10,509          10,545

      Paid-in capital                                                          6,486,881       6,581,391
      Retained (deficit)                                                      (2,163,281)     (2,444,489)
                                                                            ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY
                                                                               4,334,164       4,147,502
                                                                            ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 10,031,317    $  9,536,694
                                                                            ============    ============


The accompanying notes are an integral part of these financial statements.

                                                 FindEx.com, Inc.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                   (UNAUDITED)

                                                                          2000                       2001
                                                                 -----------------------     ----------------------
REVENUES, net of reserves and allowances                       $              2,040,291    $             1,130,722

COST OF SALES                                                                   588,810                    443,852
                                                               -------------------------  -------------------------
GROSS PROFIT                                                                  1,451,481                    686,870

OPERATING EXPENSES
                Sales                                                           172,696                    148,428
                General and administrative                                    1,014,020                    713,943
                                                               -------------------------  -------------------------
                    TOTAL OPERATING EXPENSES                                  1,186,716                    862,371
                                                               -------------------------  -------------------------
EARNINGS (LOSS) BEFORE INTEREST, TAXES,
                DEPRECIATION AND AMORTIZATION                                   264,765                  (175,501)
                                                               -------------------------  -------------------------

OTHER INCOME (EXPENSES)
                Interest income                                                  1,482                      6,469
                Other income                                                     1,500                      2,477
                Depreciation and amortization                                 (156,777)                  (135,076)
                Interest expense                                               (13,673)                   (16,576)
                                                                 -----------------------  -------------------------
                    NET OTHER INCOME (EXPENSES)
                                                                              (167,468)                  (142,706)
                                                               -------------------------  -------------------------
NET INCOME (LOSS) BEFORE INCOME TAXES                                            97,297                  (318,207)

                INCOME TAXEs                                                   (41,000)                     37,000
                                                               -------------------------  -------------------------

NET INCOME (LOSS)                                              $                 56,297    $             (281,207)
                                                               =========================  =========================

NET EARNINGS (LOSS) PER SHARE (Note 3)
                     Basic                                     $                   0.01    $                (0.03)
                                                               =========================  =========================
                    Diluted                                     $                  0.01      $              (0.03)
                                                               =========================  =========================

WEIGHTED NUMBER OF SHARES OUTSTANDING
                     Basic                                                    9,140,116                 10,534,026
                                                               =========================  =========================
                    Diluted                                                   9,407,616                 10,534,026
                                                               =========================  =========================


The accompanying notes are an integral part of these financial statements.

                                                  FindEx.com, Inc.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                    (UNAUDITED)

                                                                                  2000                   2001
                                                                            ------------------     ------------------
                                                                            ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Cash received from customers                                       $       2,940,679      $       1,306,958
         Cash paid to suppliers and employees                                     (1,968,853)            (1,274,941)

         Interest paid                                                                (1,423)                      -

         Interest received                                                              1,482                    568

         Income taxes paid                                                                  -               (32,000)
                                                                            ------------------     ------------------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                                971,885                    585
                                                                            ------------------     ------------------
CASH FLOWS FROM INVESTING ACTIVITIES

         Cash received in merger with Reagan Holdings, Inc.                               701                      -

         Acquisition of property, plant and equipment                                (16,705)                (2,034)

         Deposits made                                                                      -               (15,000)

         Cash received from software license adjustment                                     -                 25,073

         Cash paid for software license agreement                                 (1,536,375)                      -
                                                                            ------------------     ------------------

             NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                     (1,552,379)                  8,039
                                                                            ------------------     ------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

         Proceeds from issuance of notes payable                                      450,000                      -
                                                                            ------------------       ----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (130,494)                  8,624
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        147,272                 21,768
                                                                            ------------------     ------------------

                                                                            $          16,777      $          30,392
                                                                            ==================     ==================

RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                  $          56,297      $       (281,207)
         Adjustments to reconcile net income (loss) to net cash provided by operating activities:
               Depreciation & amortization                                            156,777                135,076

               Stock issued for services                                                    -                 94,545
             Change in assets and liabilities:
               Decrease in accounts receivable                                        830,889                309,645
               (Increase) decrease in inventories                                    (57,645)                117,630

               (Increase) decrease in prepaid expenses                                 11,519                (5,070)

               Increase (decrease) in accounts payable                              (160,255)                    798
               Increase (decrease) in income taxes payable                             41,000               (32,000)

               (Decrease) in deferred taxes                                                 -               (37,000)


               Increase in accrued royalties                                           78,818                137,000
               Increase (decrease)  in other liabilities                               14,485              (438,832)
                                                                            ------------------     ------------------


             NET CASH PROVIDED BY OPERATING ACTIVITIES                      $         971,885      $             585
                                                                            ==================     ==================

The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in our Form 10-KSB for the fiscal year ended December 31, 2000.

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock

On January 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 12,500 common shares valued at $.45 per share.

On February 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 12,500 common shares valued at $.42 per share.

On March 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 10,750 common shares valued at $.68 per share.

Warrants

On February 19, 2001, in compromise and settlement of a consulting agreement, FindEx issued warrants to purchase 100,000 common shares exercisable at $.50 per share. The warrants are currently exercisable and expire in February 2008. The fair value of the warrants is estimated on the date of grant using the Black-Scholes option-pricing model with the same assumptions indicated in Note 4 below. In association with the warrants, the Company recognized $39,501 of consulting expense.

On March 7, 2001, pursuant to an agreement with a law firm to provide corporate legal services, FindEx issued warrants to purchase 100,000 common shares exercisable at $.01 per share. The warrants are currently exercisable and expire in March 2006. The fair value of the warrants is estimated on the date of grant using the Black-Scholes option-pricing model with the same assumptions indicated in Note 4 below. In association with the warrants, the Company recognized $36,859 of legal expense.

NOTE 3 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options (see Note 4), assuming that the Company reinvested the proceeds to purchase additional shares at market value. A total of 1,870,450 and 588,000 potentially dilutive securities for the three months ended March 31, 2001 and 2000, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

The following table shows the amounts used in computing earnings per share and the effect on income (loss) and the average number of shares of dilutive potential common stock:

                                                                 Income (Loss)           Shares            Per-share
         For the Three Months Ended March 31, 2000                (Numerator)         (Denominator)         Amount
         --------------------------------------------------     ----------------    ------------------    ------------
         Net Income                                                     $56,297
         Less preferred stock dividends                               --
                                                                ----------------
         Income available to common
            stockholders-basic earnings per share                        56,297             9,140,116            $.01
                                                                                                          ============
         Effect of Dilutive Securities
            Options                                                   --                   --
            Convertible Preferred Series A                            --                      200,000
            Convertible Preferred Series B                            --                       67,500
                                                                ----------------    ------------------
         Income available to common
            stockholders-diluted earnings per share                     $56,297             9,407,616            $.01
                                                                ================    ==================    ============

                                                                 Income (Loss)           Shares            Per-share
         For the Three Months Ended March 31, 2001                (Numerator)         (Denominator)         Amount
         --------------------------------------------------     ----------------    ------------------    ------------
         Net Loss                                                    $(281,207)
         Less preferred stock dividends                               --
                                                                ----------------
                                                                ----------------
         Loss available to common
            stockholders-basic earnings per share                     (281,207)            10,534,026          $(.03)
                                                                                                          ============
         Effect of Dilutive Securities
            Options                                                   --                   --
            Convertible notes payable                                 --                   --
            Convertible Preferred Series A                            --                   --
            Convertible Preferred Series B                            --                   --
            Warrants                                                  --                   --
                                                                ----------------    ------------------
         Loss available to common
            stockholders-diluted earnings per share                  $(281,207)            10,534,026          $(.03)
                                                                ================    ==================    ============

NOTE 4 - STOCK-BASED COMPENSATION

The Stock Incentive Plan (the "Plan") authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to directors, officers and other key employees of the Company. Stock options are granted at an exercise price as determined by the Board at the time the Option is granted and shall not be less than the par value of such shares of Common Stock. Stock options vest quarterly over three years and have a term of ten years. At March 31, 2001, 7,855,800 shares were available for future issuance under the Plan.

Effective March 5, 2001, the Company decreased the exercise price of all outstanding employee options. The value of the original stock option at the modification date was based on the shorter of (1) its remaining original expected life or (2) the expected life of the new option. The fair value of the modified option at the grant date was compared with the value at the date the old option was repurchased (immediately before its terms were modified). The excess of the modified option over the old option repurchased is included in the proforma amounts indicated below.

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

         Net loss:
         ----------------------------------
            As reported                                               $(281,207)
            Proforma                                                  $(322,386)

         Basic loss per share:
         -----------------------------------
            As reported                                                   $(.03)
            Proforma                                                      $(.03)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Expected dividend yield                                              0%
         Expected stock price volatility                                    186%
         Risk-free interest rate                                           6.00%

The weighted average fair value of options granted during 2000 is $.54 per share.

The following table summarizes information about stock options outstanding at March 31, 2001.

                                               Weighted-Average      Weighted
                               Number              Remaining          Average
                           Outstanding at      Contractual Life      Exercise
Range of Exercise Prices   March 31, 2001           (Years)            Price
------------------------   ----------------    -----------------    ------------
$1.00 to $2.00                   1,144,200            9.8                 $1.01

Activity under the Company's stock option plan is summarized as follows:

                                               Outstanding Options
                                        ----------------------------------
                                   Shares            Number of         Weighted
                                                                        Average
                                Available for         Shares            Exercise
                                    Grant                                Price
                               ----------------    -------------       ---------
 Balance at December 31, 2000        7,638,800        1,361,200           $3.71
     Granted                          (83,000)           83,000           $1.00
     Canceled                          300,000        (300,000)          $11.00
     Exercised                       --              --                 --
                               ----------------    -------------
 Balance at March 31, 2001           7,855,800        1,144,200           $1.01
                               ================    =============

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company incurred the following non-cash investing and financing activities during the three months ended March 31, 2001 and 2000, respectively:

                                                         2001           2000
                                                      ----------    -----------
  Common stock  and warrants issued for services       $94,545            --

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - RISKS AND UNCERTAINTIES

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

The Company is currently in dispute with The Learning Company over various provisions of several agreements, including the software license agreement. Company management believes the amount of the potential loss cannot be reasonably estimated.

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a current period operating loss, a negative current ratio and is dependent upon financing to continue operations. As indicated in Note 7, the Company is currently in dispute with The Learning Company (TLC). Sales to TLC, and subsidiaries, accounted for 41% of consolidated revenue for the year ended December 31, 2000, and 15% for the three months ended March 31, 2001. Accounts receivable, net of offsets, relating to TLC was $2,947,623 as of March 31, 2001. Due to the uncertainty regarding the timing and amount of ultimate collection, the Company is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to utilize external funding sources to provide cash necessary to fund ongoing operations and the Company's business plan. However, the anticipated offering may not provide proceeds sufficient to fund operations and meet the needs of the Company's business plans. Management believes collection of the TLC balance and realization of ongoing revenues would be sufficient to fund operations and allow the external funding to meet the needs of the Company's business plans.