Form 10QSB
period 2001-06-30
FINDEX COM INC
filed 2001-08-14
CIK 1089061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: June 30, 2001


                          Commission File No. 0-29963


                                FINDEX.COM, INC.
                                ----------------
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

                                 (402) 333-1900
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,588,359 shares as of July 31, 2001.


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

Forward-Looking Statements and Risk Factors

This report on Form 10-QSB contains certain "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934). These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, projected outcome of litigation, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) adoption by the Christian community of our software products and electronic technology for gathering information, (iii) our ability to develop new products that customers will desire to purchase, (iv) our ability to retain and attract qualified personnel, (v) volatility of the stock market, particularly within the technology sector, and the ability to use our capital stock as a currency for acquisitions, and (vi) general economic conditions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that the expectations reflected in these forward-looking statements will prove to have been correct.

There are many factors associated with forward-looking statements that can cause actual results to differ from those projected, forecast or otherwise referenced. In connection with the forward-looking statements contained herein, also included are corresponding discussions of such factors, together with cautionary statements. In addition to such discussions and statements, and any other information contained in this report, readers should carefully consider the risk factors that are incorporated by reference herein from the Form SB-2 registration statement filing of the Company on 8/2/01, as well as those incorporated by reference from the Company's previous filings on Form 10-QSB.

We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

General

FindEx.com, Inc. ("FindEx" or the "Company" and collectively referred to as "we"," us" or "our" as required by the context) was incorporated under the laws of the State of Delaware on December 26,1995 as FinSource, Ltd. In April 1999, we merged with Findex Acquisition Corporation, ("FAC") a Delaware corporation in a stock-for-stock transaction. Then, on April 30, 1999 the Company was acquired by EJH Entertainment, Inc. ("EJH") a Nevada corporation in a stock-for-stock transaction and the name of the Company was changed to FindEx.com, Inc. Both the merger with FAC and the acquisition by EJH were treated as reorganization mergers with the Company.

Pursuant to a Share Exchange Agreement dated March 7, 2000, FindEx.com, Inc., a Nevada corporation, acquired all of the issued and outstanding capital stock of Reagan Holdings, Inc. ("Reagan") from the shareholders of Reagan in a pro rata exchange for an aggregate of 150,000 shares of FindEx.com's common stock, par value $0.001 per share (the "Share Exchange"). As a result of the Share Exchange, 100% of the outstanding capital stock of Reagan is owned by FindEx.com and Reagan became a wholly owned subsidiary of FindEx.com. Upon effectiveness of the Share Exchange, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, FindEx.com became the successor issuer to Reagan for reporting purposes under the Securities Exchange Act of 1934.

We are a retail, wholesale and Internet supplier of software products to business and religious organizations and individuals. In July of 1999, we completed an exclusive license agreement with Mattel Corporation for the Parsons Church Division of Mattel. In so doing, we obtained the exclusive right to market, sell and continue to develop several Bible study software products. We currently develop and publish church and Bible study software products designed to simplify biblical research, and streamline church office tasks.

Since our acquisition of the Parsons Church Division from Mattel Corporation, we have expanded our presence in the Christian Booksellers Association (CBA) marketplace, lost our presence in the secular retail marketplace, re-established our presence in the secular market and expanded that presence to the point that we now have a larger presence than before. We have been aggressively pursuing our objective of becoming the premier provider of Bible study and related products and content to the domestic and international markets through both acquisition of established companies and ongoing internal development of products and Bible-related content, to build upon the Company's existing financial information products and services, and to offer additional technology, products and services that are synergistic to the affinity group FindEx already serves. We have developed two (2) enhanced releases of our flagship product, QuickVerse, one (1) new product targeted mainly to the secular market, QuickVerse Essentials, and one (1) enhanced release of our top financial product, Membership Plus. We are currently researching new opportunities in technology for our existing software titles and expanding our financial product line.

Our software product sales and revenues have a significant seasonality associated with them. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are expected to be the weakest generating only about 33% of our annual sales.

Results of Operations

Our Earnings (Loss) Before Interest, Taxes, Depreciation, and Amortization (EBITDA) was a loss of approximately $3,217,000 for the three months ended June 30, 2001 and approximately $3,393,000 for the six months then ended. These losses include non-cash expenses recorded during the period. We recognized expenses of $8,601 relating to 32,250 common shares and $26,786 relating to 68,000 common shares, respectively, issued to an individual for investor relations services; $ -0- and $39,501, respectively, relating to a warrant to purchase up to 100,000 common shares issued to Genesis Financial Group, LLC for consulting services; $13,464 and $50,323, respectively, relating to warrants to purchase up to 50,000 and 150,000 common shares, respectively, issued to a law firm in consideration of legal services; $181,392 and $181,392, respectively, relating to a warrant to purchase up to 510,000 common shares issued to an institutional private equity investor; $2,391,000 and $2,391,000, respectively, relating to a change in accounting estimate for uncollectible accounts resulting from settlement negotiations with The Learning Company; and $52,672, relating to an increase in non-cash reserves for both the three and six months ended June 30, 2001.

Revenues

Revenues from the sale of software are recognized when the product is shipped, except for inventory out on consignment, in which case we recognize revenue when the consignee sells the product to the end user. Product return reserves are based upon a percentage of total retail and direct sales for the period and may increase or decrease as actual returns are processed. Product returns or price protection concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results. We reproduce and distribute the Zondervan NIV Bible pursuant to a licensing agreement with The Zondervan Corporation, which provides that we will pay a royalty fee of 10% of net sales on the stand-alone product and $8.00 per unit on total net units of QuickVerse. The products containing the Zondervan NIV Bible, including QuickVerse, accounted for approximately 31% of our revenues in fiscal 2000. Due to our shortage in working capital, we are significantly in arrears on the royalty payments due under such licensing agreement. On
April 5, 2001, we received a notice from The Zondervan Corporation informing us that they are terminating our rights under the licensing agreement. We are currently negotiating a settlement with the Zondervan Corporation, which we believe will allow us to continue reproducing and distributing products containing their content. However there can be no assurance that we will be able to negotiate a satisfactory settlement and a termination of our rights under the licensing agreement would have a material adverse effect on our business.

Gross revenues decreased from $1,420,939 for the three months ended June 30, 2000 to $692,569 for the three months ended June 30, 2001, and from $3,556,438 for the six months ended June 30, 2000 to $2,096,460 for the six months ended June 30, 2001. Gross revenues for 2000 reflect the introduction of one new title, QuickVerse Essentials. The Company did not introduce any new titles or upgrades during the first two quarters of 2001. In addition to the new title released in the first quarter of 2000, sales would also reflect reorders resulting from the fourth quarter 1999 release of QuickVerse version 6 and Membership Plus version 6. Sales for the first quarter of 2001 reflect reorders from the fourth quarter 2000 release of only one title, QuickVerse version 7
(QV7). In addition, due to our ongoing dispute with The Learning Company (TLC and formerly Mattel Corporation) and their decision to reduce their workforce and product lines, sales to their "direct to consumer" division decreased from $454,462, or 32% of gross sales, and $1,580,627, or 44% of gross sales, for the three and six months, respectively, ended June 30, 2000, to $32,703, or 5% of gross sales, and $243,122, or 12% of gross sales, for the three and six months, respectively, ended June 30, 2001. The percentage of gross sales to customers other than The Learning Company increased from $966,477, or 68% of gross sales, and $1,975,811, or 56% of gross sales, for the three and six months, respectively, ended June 30, 2000 to $659,866, or 95% of gross sales, and $1,853,338, or 88% of gross sales, for the three and six months, respectively, ended June 30, 2001. Also, our tight cash resources have severely limited our ability to replenish our inventory to meet the demand of orders. Finally, the current economic conditions have reduced consumer demand thus decreasing the volume of orders we received in 2001 compared to the same period of 2000.

The provision for sales returns increased from $62,800 and $157,700 for the three and six months, respectively, ended June 30, 2000, to $102,700 and $306,100 for the three and six months, respectively, ended June 30, 2001. The Company experienced larger product returns during the first two quarters of 2001 than during the same period of 2000. Product returns are typically higher in the secular marketplace than the Christian marketplace. As the distributors place the products into the secular retail channel, they monitor the sell-through rates of those products and generally return quantities of those that aren't selling as anticipated. This practice contrasts with the Christian marketplace in that the quantities ordered are generally smaller and the retailer is willing to hold on to the products for a longer period of time before making the decision to return. The release of QV7 in November 2000 also increased the quantity of returns of prior versions as stores made shelf space. With our expanded presence in the secular retail market, we increased our provision for anticipated returns of channel inventory at June 30, 2001 compared with the prior year.

Cost of Sales

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce and package software products. The direct costs and manufacturing overhead remained steady decreasing only slightly from 18.7% of gross revenues in 2000 to 18.3% of gross revenues in 2001. Royalties to third party providers of intellectual property increased from 7.3% of gross revenues in 2000 to 10.0% of gross revenues in 2001. The primary reason for the royalty increase in 2001 stems from content additions to QV7. Several new titles were added and the entire content of the QuickVerse Greek Edition was included as basic content of the Deluxe version while continuing to be marketed as a separate product.

Sales, General and Administrative

Operating expenses for 2001 include approximately $298,000 in non-cash expenses for stock and warrants issued for services.
Sales expenses reflect a decrease in the provision for technical support costs and advertising costs. The Company began providing our own technical support in April 2001 effectively lowering the matching of future technical support costs related to sales from the current year period. Prior to that point, the Company operated under an agreement with The Learning Company whereby TLC provided technical support and billed FindEx based on the monthly number of technical support calls received. It is anticipated that future technical support costs will remain lower, on a per instance basis, than that provided by TLC.

Personnel costs decreased approximately $100,000 from 2000 to 2001 primarily from a reduction in development staff. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the technical support and direct marketing staff. Corporate services decreased approximately $70,000 from a reduction in business consulting and valuation services contracts. Legal costs increased approximately $230,000 from settlement of a dispute with Genesis Financial Group, LLC, over payment for services provided during 1999 and 2000, from consultation provided regarding our dispute with TLC, and preparation and filing of our registration statement. It is anticipated that legal costs will continue to be higher than those recorded in the comparable prior year period until the dispute with TLC is finally resolved. Travel costs decreased approximately $30,000 as sales staff reduced sales efforts in line with cash resources. Fees associated with our secured borrowing arrangement amounted to approximately $11,000 during the three and six months ended June 30, 2001. It is anticipated that these fees will continue until our cash position improves.

Costs associated with acquiring Reagan Holdings, Inc. amounted to $150,000 for the first six months of 2000. The Company did not have any business combinations during the same period of 2001. Acquisition costs are expected to continue as we pursue our business plan for growth by acquiring companies that are synergistic with our current product line and customer base.

Amortization decreased from $152,713 and $303,714 for the three and six months, respectively, ended June 30, 2000, to $125,877 and $253,839 for the three and six months, respectively, ended June 30, 2001, due to the expiration of a minor software license agreement on September 30, 2000.

Liquidity and Capital Resources

As of June 30, 2001, FindEx had $1,899,161 in current assets, $5,754,951 in current liabilities and a retained deficit of $5,327,643. We had a net loss of $2,648,233 and $2,929,440 for the three and six months, respectively, ended June 30, 2001. Operating expenses for the three and six month period ended June 30, 2001 included approximately $203,500 and $298,000, respectively, in non-cash expenses related to stock issued for services and a $2,391,000 provision for bad debts related to the ongoing settlement negotiations with TLC. Negative cash flow from operations for the period was $42,790.

To date, FindEx has funded its purchase of the Parsons Church Division primarily through operations. In addition, a dispute with The Learning Company (TLC) over specific performance provisions of and payments due on the Finished Goods Distribution Agreement has also lead to the shortage of working capital.

On March 19, 2001, the Company entered into an Accounts Receivable Financing Agreement with Alliance Financial Capital, Inc. ("AFC"). Pursuant to this agreement, AFC agrees to purchase selected accounts receivable on a discounted basis, including, without limitation, full power to collect, compromise, sue for, assign, or in any manner enforce collection thereof. The agreement provides for advances of 60% toward the purchase of the invoices with a credit line of $250,000. The terms call for 40% to be held in a reserve account from the collection of each invoice. Invoices not paid by the customer within 90 days of shipment are required to be repurchased by the Company out of the reserve account. The agreement carries a 12-month term with a minimum monthly fee equal to one half of one percent (.5%). The term renews automatically in 12-month increments unless a written request for termination is received by AFC at least 30 days prior to the renewal date. During the three and six months ended June 30, 2001, the Company sold accounts receivable totaling $110,553 to AFC under this agreement receiving cash of $66,332. At June 30, 2001, the balance of accounts transferred remaining open was $65,867 securing debt of $39,495.

On June 6, 2001, we entered into an Equity Line Investment Agreement (the "Investment Agreement") with Swartz Private Equity, LLC, an institutional private equity investor ("Swartz"). The Equity Line Investment Agreement entitles us to issue and sell, in the form of "puts" up to $15 million of our common stock to Swartz, subject to a formula based on our stock price and trading volume, from time to time over a three year period following the effective date of this registration statement. For each common share put to Swartz, we will receive the lesser of 91% of the market price or the market price less $.05. During any twenty (20) day period during the Term, the Company will have the ability to require such investor to purchase up to $2 million of its common stock, subject to certain limitations based upon our trading volume and share price. FindEx plans to use funds received from this offering to liquidate accounts payable, accrued royalties to content providers, and the aforementioned note agreements. In addition, part of the proceeds will be retained for working capital purposes and part will be used to fund future product development efforts.

The consummation of the financing contemplated by the Investment Agreement is subject to numerous conditions, certain of which are outside our control, including the effectiveness of an SB-2 registration statement which we filed with the Securities and Exchange Commission on August 2, 2001 covering the resale of the shares to be issued to such investor (the "Registration Statement"). There can be no assurance that the financing contemplated by the Investment Agreement will be consummated on the terms described herein, or at all. Such equity financing, if available, will likely result in substantial dilution to FindEx's stockholders.

Pursuant to the Registration Statement, we are registering a total of 25,000,000 shares to be sold to Swartz. Therefore, once the Registration Statement is declared effective, in order for the company to receive $15,000,000, the average sale price of these shares would need to be $.60. Unless our share price increases drastically, we will need to register additional shares in order to access the $15,000,000 maximum.

In order to maintain current level of operations, the Company will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, funding pursuant to the Investment Agreement described above, private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions.

The Company believes that through a combination of outside sources of capital and revenues generated from sales it will have sufficient sources of capital to meet its operating needs. However, any substantial delays in receipt of or failure to obtain such capital will prevent the Company from operating as a going concern, given its limited revenues and capital reserves.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Learning Company ("TLC") is a customer of ours, which together with its subsidiaries, accounted for 41% of our consolidated revenue in 2000. We are currently in a dispute with TLC over amounts that we believe are owed to us by them and amounts that they assert are owed by us to them. Mediation was commenced pursuant to the American Arbitration Association in May of 2001, and is ongoing. To the extent that mediation proves ineffective, however, binding arbitration is scheduled to begin in September 2001. There can be no assurance as to the resolution of this dispute and any negative outcome could have an adverse affect on our business, operations, financial condition and prospects.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 10,750 common shares valued at $.30 per share.

On May 3, 2001, the Company granted an employee options to purchase 2,000 common shares at an exercise price of $1.00 per share. These options were valued at $.19 per share.

On May 11, 2001 pursuant to an agreement with a law firm to provide corporate legal services, FindEx issued a warrant to purchase 50,000 common shares exercisable at $.01 per share. This warrant was valued at $.27 per share.

On May 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 10,750 common shares valued at $.27 per share.

On June 12, 2001, the Company granted an employee options to purchase 2,000 common shares at an exercise price of $1.00 per share. These options were valued at $.21 per share.

On June 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 10,750 common shares valued at $.23 per share.

On July 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 10,750 common shares valued at $.13 per share.

On July 18, 2001, the Company granted employees options to purchase 1,346,000 common shares at an exercise price of $.11 per share. These options were valued at $.10 per share.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number        Description of Exhibit

10.1 Employment Agreement of Steven Malone dated June 2, 2001, incorporated herein by reference to Exhibit 10.2 of the Company's registration statement filed on Form SB-2 on August 2, 2001.

10.2 FindEx.com, Inc. 1999 Stock Option Plan, incorporated herein by reference to Exhibit 10.2 of the Company's registration statement filed on Form SB-2 on August 2, 2001.

10.3 Investment Agreement between FindEx.com, Inc. and Swartz Private Equity, LLC dated June 6, 2001, incorporated herein by reference to Exhibit 10.4 of the Company's registration statement filed on Form SB-2 on August 2, 2001.

10.4 Warrant to Purchase Our Common Stock Issued in Connection With the Investment Agreement Between FindEx.com, Inc. and Swartz, incorporated herein by reference to Exhibit 10.5 of the Company's registration statement filed on Form SB-2 on August 2, 2001.

10.5 Registration Rights Agreement issued in connection with the Investment Agreement Between Findex.com and Swartz, incorporated herein by reference to Exhibit 10.6 of the Company's registration statement filed on Form SB-2 on August 2, 2001.

(b) Reports on Form 8-K and Form 8-K/A filed during the three months ended March 31, 2001:

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FINDEX.COM, INC.



By:     /s/ Steven P. Malone
        -----------------------
            Steven P. Malone
            President & CEO




FINDEX.COM, INC.



By:     /s/ Kirk R. Rowland
        -------------------
            Kirk R. Rowland, CPA
            Vice President of Finance

August 14, 2001

================================================================================
                      CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================

                                  June 30, 2001
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
         Cash and cash equivalents
             Unrestricted cash                                             $               3,085
             Restricted cash                                                              10,752
                                                                          -----------------------
                  Total cash and cash equivalents                                         13,837
         Accounts receivable, trade (Notes 2 and 4)                                      439,580
         Inventories                                                                     549,660
         Other current assets (Note 4)                                                   896,084
                                                                          -----------------------

             TOTAL CURRENT ASSETS                                                      1,899,161
                                                                          -----------------------

PROPERTY AND EQUIPMENT, net                                                              106,216
                                                                          -----------------------

OTHER ASSETS
         Licenses, net                                                                 4,028,059
         Other assets (Note 4)                                                         1,189,319
                                                                          -----------------------

             TOTAL OTHER ASSETS                                                        5,217,378
                                                                          -----------------------

             TOTAL ASSETS                                                  $           7,222,755
                                                                          =======================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable                                                  $           1,520,379
         Notes payable                                                                   749,000
         Accrued royalties (Note 4)                                                    1,806,373
         Accrued income taxes                                                                ---
         License fees payable                                                          1,051,785
         Other current liabilities (Note 2)                                              627,414
                                                                          -----------------------

             TOTAL CURRENT LIABILITIES                                                 5,754,951
                                                                          -----------------------



STOCKHOLDERS' EQUITY
         Preferred stock, Series A, $.001 par value, 5,000,000
             shares authorized, 15,000 shares issued and outstanding                          15
         Preferred stock, Series B, $.001 par value, 5,000,000
             shares authorized, 40,000 shares issued and outstanding                          40
         Common stock, $.001 par value, 50,000,000 shares
             authorized, 10,577,609 shares issued and outstanding (Note 3)                10,578
         Paid-in capital (Note 3)                                                      6,784,814
         Retained (deficit)                                                          (5,327,643)
                                                                          -----------------------
             TOTAL STOCKHOLDERS' EQUITY                                                1,467,804
                                                                          -----------------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $           7,222,755
                                                                          =======================


The accompanying notes are an integral part of these financial statements.


                                FindEx.com, Inc.
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30,                          JUNE 30,
                                                                   2000            2001              2000            2001
                                                            --------------  --------------    --------------  --------------
REVENUES, net of reserves and allowances                    $   1,357,938   $     575,727     $   3,398,229   $   1,706,498

COST OF SALES                                                     337,870         147,718           926,679         591,618
                                                            --------------  --------------    --------------  --------------

GROSS PROFIT                                                    1,020,068         428,009         2,471,550       1,114,880
                                                            --------------  --------------    --------------  --------------

OPERATING EXPENSES
      Sales                                                       275,649         370,572           564,102         519,000
      General and administrative                                  873,749         883,712         1,772,012       1,597,656
      Bad debt expense (Note 5)                                    10,723       2,391,000            10,723       2,391,000
                                                            --------------  --------------    --------------  --------------
          TOTAL OPERATING EXPENSES                              1,160,121       3,645,284         2,346,837       4,507,656
                                                            --------------  --------------    --------------  --------------

EARNINGS (LOSS) BEFORE INTEREST, TAXES,
      DEPRECIATION AND AMORTIZATION                             (140,053)     (3,217,275)           124,713     (3,392,776)
                                                            --------------  --------------    --------------  --------------

OTHER INCOME (EXPENSES)
      Interest income                                               1,924           6,169             3,405          12,638
      Other income                                                      -             164             1,500           2,641
      Depreciation and amortization                             (159,182)       (132,983)         (315,958)       (268,058)
      Interest expense                                           (14,625)        (16,760)          (28,298)        (33,337)
                                                            --------------  --------------    --------------  --------------
          NET OTHER INCOME (EXPENSES)                           (171,883)       (143,410)         (339,351)       (286,116)
                                                            --------------  --------------    --------------  --------------

NET LOSS BEFORE INCOME TAXES                                    (311,936)     (3,360,685)         (214,638)     (3,678,892)

      INCOME TAXES                                                 74,000         712,452            33,000         749,452
                                                            --------------  --------------    --------------  --------------

NET LOSS                                                    $   (237,936)   $ (2,648,233)         (181,638)     (2,929,440)
                                                            ==============  ==============    --------------  --------------

RETAINED EARNINGS (DEFICIT) AT BEGINNING OF YEAR
      As previously reported                                                                        245,732     (2,163,281)
      Prior period adjustment,
          net of applicable income taxes of $168,000 (Note 4)                                     (234,922)       (234,922)
                                                                                              --------------  --------------

      As restated                                                                                    10,810     (2,398,203)
                                                                                              --------------  --------------

      RETAINED DEFICIT AT END OF PERIOD                                                       $   (170,828)   $ (5,327,643)
                                                                                              ==============  ==============

NET LOSS PER SHARE
      Basic                                                 $      (0.03)   $      (0.25)     $      (0.02)   $      (0.28)
                                                            ==============  ==============    ==============  ==============

      Diluted                                               $      (0.03)   $      (0.25)     $      (0.02)   $      (0.28)
                                                            ==============  ==============    ==============  ==============

WEIGHTED NUMBER OF SHARES OUTSTANDING
      Basic                                                     9,566,312      10,566,859         9,344,312      10,550,442
                                                            ==============  ==============    ==============  ==============

      Diluted                                                   9,566,312      10,566,859         9,344,312      10,550,442
                                                            ==============  ==============    ==============  ==============


The accompanying notes are an integral part of these financial statements.


                                FindEx.com, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        2000            2001
                                                                    --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Cash received from customers                                   $   4,089,771   $   2,159,377

     Cash paid to suppliers and employees                             (3,427,396)     (2,154,359)

     Interest paid                                                        (1,423)               -

     Interest received                                                      3,405             769

     Income taxes paid                                                          -        (48,577)
                                                                    --------------  --------------

           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               664,357        (42,790)
                                                                    --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Cash received in merger with Reagan Holdings, Inc.                       701               -

     Acquisition of property, plant and equipment                        (33,588)        (13,309)

     Deposits made                                                          (950)        (16,400)

     Website development costs                                            (6,844)               -
                                                                    --------------  --------------


           NET CASH (USED) BY INVESTING ACTIVITIES                       (40,681)        (29,709)
                                                                    --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from issuance of notes payable                              450,000               -

     Proceeds from line of credit, net                                          -          39,495

     Proceeds from issuance of stock                                      325,000               -

     Addition to license agreements                                   (1,536,375)          25,073
                                                                    --------------  --------------


           NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             (761,375)          64,568
                                                                    --------------  --------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                               (137,699)         (7,931)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            147,272          21,768
                                                                    --------------  --------------


           CASH AND CASH EQUIVALENTS, END OF PERIOD                 $       9,573   $      13,837
                                                                    ==============  ==============

RECONCILIATION OF NET LOSS TO CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                       $   (181,638)   $ (2,929,440)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:

           Depreciation & amortization                                    315,958         268,058

           Provision for bad debts                                         10,723       2,391,000

           Stock issued for services                                      352,000         298,001
        Change in assets and liabilities:

           Decrease in accounts receivable                                698,674         625,403

           (Increase) in refundable income taxes                                -        (23,745)

           (Increase) decrease in inventories                           (167,715)          68,242

           (Increase) in prepaid expenses                               (271,202)        (24,493)

           Increase (decrease) in accounts payable                      (114,050)         332,091

           (Decrease) in income taxes payable                                   -        (39,284)

           (Decrease) in deferred taxes                                  (33,000)       (735,000)

           Increase in accrued royalties                                  148,360         206,900

           (Decrease)  in other liabilities                              (93,753)       (480,523)
                                                                    --------------  --------------


           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         $     664,357   $    (42,790)
                                                                    ==============  ==============


The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restricted Cash

Restricted cash represents cash that, under the terms of our Accounts Receivable Financing Agreement, has been set aside for the repurchase of invoices assigned to our lender.

Inventory

Inventory, including out on consignment, consists primarily of software media, manuals and related packaging materials and is recorded at the lower of cost or market value, determined on a first-in, first-out basis.

Revenue Recognition

The Company recognizes revenue from product sales at shipment provided that collection of the resulting receivable is probable, in accordance with SOP 97-2, Software Revenue Recognition. Revenue from inventory out on consignment is recognized when the consignee sells products. Software products are sold separately, without future performance such as upgrades or maintenance, and are sold with postcontract customer support (PCS) services. PCS revenue is recognized on delivery of the software and all associated costs are accrued. The Company maintains an allowance for potential credit losses and an allowance for anticipated returns on products sold to distributors, Christian bookstores, and direct customers. The allowance for sales returns is estimated based on a calculation of forecast sales to the end-user in relation to estimated current channel inventory levels.

Transfer of Financial Assets

The Company has adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

NOTE 2 - ACCOUNTS RECEIVABLE

At June 30, 2001, accounts receivable consisted of the following:

         Trade receivables                                       $2,851,175
         Less:  Allowance for doubtful accounts (see Note 5)      2,411,595
                                                              --------------
                                                                  $ 439,580
                                                              ==============

During the quarter ended June 30, 2001, we transferred accounts receivable totaling $110,553 to a lender for cash proceeds of $66,332. The transfer agreement includes a repurchase requirement and, accordingly, the proceeds were accounted for as a secured borrowing. At June 30, 2001, the balance of receivables transferred and included in trade receivables was $65,867. The remaining secured borrowing balance of $39,495 is included in Other Current Liabilities.

NOTE 3 - STOCKHOLDERS' EQUITY

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

On April 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 10,750 common shares valued at $.30 per share.

On May 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 10,750 common shares valued at $.27 per share.

On June 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 10,750 common shares valued at $.23 per share.

Warrants

On February 19, 2001, in compromise and settlement of a consulting agreement, FindEx issued warrants to purchase 100,000 common shares exercisable at $.50 per share. The warrants are currently exercisable and expire in February 2008. The fair value of the warrants is estimated on the date of grant using the Black-Scholes option-pricing model with the same assumptions indicated in Note 7 below. In association with the warrants, the Company recognized $39,501 of consulting expense.

On March 7, 2001, pursuant to an agreement with a law firm to provide corporate legal services, FindEx issued warrants to purchase 100,000 common shares exercisable at $.01 per share. The warrants are currently exercisable and expire in March 2006. The fair value of the warrants is estimated on the date of grant using the Black-Scholes option-pricing model with the same assumptions indicated in Note 7 below. In association with the warrants, the Company recognized $36,859 of legal expense.

On March 26, 2001, pursuant to an investment agreement with an institutional private equity investor, FindEx issued a warrant to purchase 510,000 common shares exercisable at $.23 per share. The warrant is currently exercisable in the amount of 300,000 shares with the balance vesting upon satisfaction of certain conditions and will expire in March 2007. The fair value of the warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the same assumptions indicated in Note 7 below. In association with the warrant, the Company recognized $181,392 of professional fees.

On May 11, 2001 pursuant to an agreement with a law firm to provide corporate legal services, FindEx issued warrants to purchase 50,000 common shares exercisable at $.01 per share. The warrants are currently exercisable and expire in May 2006. The fair value of the warrants is estimated on the date of grant using the Black-Scholes option-pricing model with the same assumptions indicated in Note 7 below. In association with the warrants, the Company recognized $13,464 of legal expense.

NOTE 4 - PRIOR PERIOD ADJUSTMENT

The Company's financial statements as of June 30, 2001, have been restated to reflect an adjustment in the financial statements previously filed. The adjustment results from ongoing settlement negotiations with TLC and relates to revenue previously recognized on inventory retained by TLC as part of the amended Asset Purchase Agreement, dated June 30, 1999. The effect on the financial statements is a decrease in accounts receivable of $428,875, a decrease in accrued royalties of $25,953, a decrease in net deferred income tax assets of $168,000, and a decrease in the accumulated deficit of $234,922.

NOTE 5 - CHANGE IN ACCOUNTING ESTIMATE

During the quarter ended June 30, 2001, the Company established an allowance for doubtful accounts totaling $2,391,000 related to net balances owed the Company by TLC. As a result of ongoing mediation, which commenced in May 2001, and ongoing settlement negotiations, which commenced in July 2001, management has recently changed its estimate of the collectibility of the balance owed the Company by TLC. The balance was created by product sales to TLC and has been offset by charges calculated by TLC under their interpretation of the Finished Goods Distribution and Services agreements, dated June 30, 1999. As those agreements allow for only mediation and arbitration, the Company, in consultation with corporate counsel, has now reduced its estimate of collectibility.

NOTE 6 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options (see Note 7), assuming that the Company reinvested the proceeds to purchase additional shares at market value. A total of 2,208,200 and 855,500 potentially dilutive securities for the three months ended June 30, 2001 and 2000, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

The following table shows the amounts used in computing earnings per share and the effect on income (loss) and the average number of shares of dilutive potential common stock:

         For the Three Months Ended June 30, 2000                Income (Loss)           Shares            Per-share
                                                                  (Numerator)         (Denominator)         Amount
         --------------------------------------------------     ----------------    ------------------    ------------
         Net Loss                                                  $(237,936)
         Less preferred stock dividends                               --
                                                                ---------------
         Income available to common
            stockholders-basic earnings per share                  (237,936)             9,566,312          $(.03)
                                                                                                         ============
         Effect of Dilutive Securities
            Options                                                   --                   --
            Convertible Preferred Series A                            --                   --
            Convertible Preferred Series B                            --                   --
            Warrants                                                  --                   --
                                                                ----------------    ------------------
         Income available to common
            stockholders-diluted earnings per share               $(237,936)             9,566,312          $(.03)
                                                                ================    ==================    ============


                                                                 Income (Loss)           Shares            Per-share
         For the Three Months Ended June 30, 2001                 (Numerator)         (Denominator)         Amount
         --------------------------------------------------     ----------------    ------------------    ------------
         Net Loss                                                  $(2,648,233)
         Less preferred stock dividends                               --
                                                                ----------------
         Loss available to common
            stockholders-basic earnings per share                   (2,648,233)            10,566,859          $(.25)
                                                                                                          ============
         Effect of Dilutive Securities
            Options                                                   --                   --
            Convertible notes payable                                 --                   --
            Convertible Preferred Series A                            --                   --
            Convertible Preferred Series B                            --                   --
            Warrants                                                  --                   --
                                                                ----------------    ------------------
         Loss available to common
            stockholders-diluted earnings per share              $(2,648,233)            10,566,859          $(.25)
                                                                ================    ==================    ============


                                                                 Income (Loss)           Shares            Per-share
         For the Six Months Ended June 30, 2000                   (Numerator)         (Denominator)         Amount
         --------------------------------------------------     ----------------    ------------------    ------------
         Net Loss                                                 $(181,637)
         Less preferred stock dividends                               --
                                                                ----------------
         Income available to common
            stockholders-basic earnings per share                  (181,637)             9,344,312          $(.02)
                                                                                                          ============
         Effect of Dilutive Securities
            Options                                                   --                   --
            Convertible Preferred Series A                            --                   --
            Convertible Preferred Series B                            --                   --
            Warrants                                                  --                   --
                                                                ----------------    ------------------
         Income available to common
            stockholders-diluted earnings per share               $(181,637)             9,344,312          $(.02)
                                                                ================    ==================    ============

                                                                 Income (Loss)           Shares            Per-share
         For the Six Months Ended June 30, 2001                   (Numerator)         (Denominator)         Amount
         --------------------------------------------------     ----------------    ------------------    ------------
         Net Loss                                                  $(2,929,440)
         Less preferred stock dividends                               --
                                                                ----------------
         Loss available to common
            stockholders-basic earnings per share                   (2,929,440)            10,550,442          $(.28)
                                                                                                          ============
         Effect of Dilutive Securities
            Options                                                   --                   --
            Convertible notes payable                                 --                   --
            Convertible Preferred Series A                            --                   --
            Convertible Preferred Series B                            --                   --
            Warrants                                                  --                   --
                                                                ----------------    ------------------
         Loss available to common
            stockholders-diluted earnings per share                $(2,929,440)            10,550,442          $(.28)
                                                                ================    ==================    ============

NOTE 7 - STOCK-BASED COMPENSATION

The Stock Incentive Plan (the "Plan") authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to directors, officers and other key employees of the Company. Stock options are granted at an exercise price as determined by the Board at the time the Option is granted and shall not be less than the par value of such shares of Common Stock. Stock options vest quarterly over three years and have a term of ten years. At June 30, 2001, 7,851,800 shares were available for future issuance under the Plan.

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

         Net loss:
         ----------------------------------
            As reported          $(2,929,440)
            Proforma             $(2,971,417)

         Basic loss per share:
         ----------------------------------
            As reported               $(.28)
            Proforma                  $(.29)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Expected dividend yield                          0%
         Expected stock price volatility                207%
         Risk-free interest rate                       6.00%

The weighted average fair value of options granted during 2001 is $.31 per share.

The following table summarizes information about stock options outstanding at June 30, 2001.

                                              Weighted-Average       Weighted
                             Number              Remaining           Average
                          Outstanding at      Contractual Life       Exercise
Range of Exercise Prices   June 30, 2001           (Years)             Price
------------------------- ----------------    ------------------    ------------
$1.00 to $2.00                  1,148,200            9.8                  $1.01

Activity under the Company's stock option plan is summarized as follows:

                                                          Outstanding Options
                                                  ------------------------------
                                                  Number of Shares     Weighted
                                    Shares                              Average
                                 Available for                         Exercise
                                     Grant                              Price
                                ----------------   ---------------    ----------
  Balance at December 31, 2000      7,638,800        1,361,200           $3.71
      Granted                         (87,000)          87,000           $1.00
      Canceled                        300,000         (300,000)         $11.00
      Exercised                           --               --               --
                                ----------------   ---------------
  Balance at June 30, 2001          7,851,800        1,148,200           $1.01
                                ================   ===============

On July 18, 2001, the Company granted 1,346,000 additional options to employees. These options carry an exercise price of $.11 and an estimated fair value at grant date of $136,900. If granted prior to June 30, these potentially dilutive shares would have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company incurred the following non-cash investing and financing activities during the six months ended June 30, 2001 and 2000, respectively:

                                                          2001          2000
                                                       ----------    ----------
 Common stock and warrants issued for services          $298,001      $352,000

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

The Company maintains a self-insurance program for its employees' health care costs. The Company is potentially liable for losses on claims up to $10,000 per claim and $553,500 in total for the year. The Company has third-party insurance coverage for any losses in excess of such amounts. Self-insurance costs are accrued based on claims reported as of the balance sheet date as well as an estimated liability for claims incurred but not reported.

NOTE 10 - RISKS AND UNCERTAINTIES

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

The Company is currently in dispute with The Learning Company over various provisions of several agreements, including the software license agreement. Company management has estimated the amount of potential loss and recorded an allowance for uncollectible accounts.

NOTE 11 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a current period operating loss, a negative current ratio and is dependent upon financing to continue operations. As indicated in Note 10, the Company is currently in dispute with The Learning Company (TLC). Sales to TLC, and subsidiaries, accounted for 41% of consolidated revenue for the year ended December 31, 2000, and 12% for the six months ended June 30, 2001. Accounts receivable, net of offsets and allowances, relating to TLC was $ -0- as of June 30, 2001. Due to the uncertainty regarding the timing and amount of ultimate collection, the Company is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to utilize external funding sources to provide cash necessary to fund ongoing operations and the Company's business plan. However, the anticipated offering may not provide proceeds sufficient to fund operations and meet the needs of the Company's business plans. Management believes realization of ongoing revenues would be sufficient to fund operations and allow the external funding to meet the needs of the Company's business plans.