Form 10QSB
period 2001-09-30
FINDEX COM INC
filed 2001-11-19
CIK 1089061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB.


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2001

Commission File No.        0-29963


                                FINDEX.COM, INC.
              (Exact name of small business issuer in its charter)


        ______Nevada________                __________88-0379462_________
    (State or other jurisdiction          (IRS Employer Identification No.)
  of incorporation or organization)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,210,099 shares as of October 31, 2001.


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

GENERAL

FindEx.com, Inc ("FindEx" or the "Company" and collectively referred to as "we", "us" or "our" as required by the context) was incorporated under the laws of the State of Delaware on December 26,1995 as FinSource, Ltd. In April 1999 FinSource, Ltd. merged with FINdex Acquisition Corporation, (FAC) a Delaware corporation in a stock for stock transaction. On April 30, 1999 FAC was acquired by EJH Entertainment, Inc.(EJH) a Nevada corporation in a stock for stock transaction. In connection therewith, the name of the company was changed to FindEx.com, Inc. Both the merger with FAC and the acquisition by EJH were treated as reorganization mergers with the Company.

We entered into a Share Exchange Agreement (the "Share Exchange") dated March 7, 2000, to become a reporting entity under the Securities Exchange Act of 1934. Pursuant to this agreement, we acquired all of the issued and outstanding capital stock of Reagan Holdings, Inc. ("Reagan"), a public shell company, from the shareholders of Reagan in a pro rata exchange for an aggregate of 150,000 shares of our common stock. As a result of the Share Exchange, we own 100% of the outstanding capital stock of Reagan, Reagan became our wholly-owned subsidiary, and we became the successor issuer to Reagan for reporting purposes under the Securities Exchange Act of 1934. We paid $150,000 to TM Capital Partners, LLC, as consideration for their assistance in the Share Exchange.

We are a retail, wholesale and Internet supplier of software products to businesses, religious organizations and individuals. In July of 1999 we completed an exclusive license agreement with Mattel Corporation for the Parsons Church Division of Mattel. In so doing, FindEx obtained the exclusive right to market, sell and continue to develop several Bible study software products. FindEx develops and publishes church and Bible study software products designed to simplify Biblical research, and streamline church office tasks.

At the retail level, we sell our software products to thousands of retail stores across the United States, many of which are members of the Christian Booksellers Association (CBA). These stores vary from the small, family-owned Christian bookstore to the large chain bookstores such as LifeWay Christian Stores, Family Christian Stores and Berean Christian Stores.

In addition, we sell our software at the wholesale level to a number of distributors around the world. We currently sell to distributors in Canada, New Zealand, Australia, Malaysia, South Africa, South Korea, Germany, the United Kingdom, Singapore and the United States. These distributors, in turn, sell our Bible study and church management software into both Christian and secular retail outlets, such as Best Buy, CompUSA, OfficeMax and Staples. Our sales on the international level are in U.S. currency only thus precluding any currency translation issues.

On the Internet level, we are currently marketing our products through our www.findex.com website and The Learning Company's www.quickverse.com website. We are in the process of acquiring the www.quickverse.com site as part of our Asset Purchase Agreement with TLC. These sites provide customers across the United States and around the world to purchase our software. We anticipate Internet orders will continue to increase as we expand our software product base and add the sales from the www.quickverse.com site.

We are also marketing our products directly to the consumer through catalog, email and other direct offerings. In the past, we utilized the strength of TLC's direct marketing and sales force. We are currently experimenting with various direct marketing organizations and expanding our efforts internally. We anticipate direct marketing sales will also increase as we gain control of this area.

All of our sales are currently fulfilled out of our warehouse in Omaha, Nebraska.

Since we acquired the Parsons Church Division from Mattel, we have experienced roller coaster growth. We expanded our presence in the CBA marketplace by increasing the frequency of customer contact by our sales reps and by adding products desired by their customer base. We lost our presence in the secular retail marketplace when TLC made the decision to reduce their workforce and their line of software products promoted into the secular market. We re-established our presence in the secular retail market by focusing time, talent and resources and have now expanded that presence to the point that it is larger than before.

We have been aggressively pursing our business plan to be the premier provider of Bible study and related products and content to the domestic and international markets, to build upon our existing financial information products and services, and to offer additional technology, products and services that are synergistic to the affinity group we already serve. We have developed two (2) enhanced releases of our flagship product, QuickVerse, one (1) new product targeted mainly to the secular market, QuickVerse Essentials, and one (1) enhanced release of our top financial and data management product, Membership Plus. In October 2001, we released the Complete Bible Resource Library, a software program that contains Bible translations, Bible reference tools, multimedia programs, Christian clipart images and interactive children's games. We also added distributorships for ItsDeductible, a software program that determines and tracks the proper fair market value of item donations; CJ's Closet, a children's software program of interactive adventures with Biblical themes; and The Holy Land Experience, a multi-media software program containing interactive maps, photographs, educational video lessons, and more bringing the ancient land to life. We are currently researching new opportunities in technology for our existing software titles and expanding our financial product line.

RESULTS OF OPERATIONS

Our software products have a significant seasonality to their revenues. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are expected to be the weakest generating only about 33% of our annual sales.

Our Earnings (Loss) Before Interest, Taxes, Depreciation, and Amortization (EBITDA) was a loss of approximately $375,000 for the three months ended September 30, 2001 and approximately $3,768,000 for the nine months then ended. These losses include non-cash expenses recorded during the period. We recognized expenses of $4,182 relating to 32,250 common shares and $30,968 relating to 100,250 common shares, respectively, issued to an individual for investor relations services; $ -0- and $39,501, respectively, relating to a warrant to purchase up to 100,000 common shares issued to Genesis Financial Group, LLC for consulting services; $13,464 and $50,323, respectively, relating to warrants to purchase up to 50,000 and 150,000 common shares, respectively, issued to a law firm in consideration of legal services; $181,392 and $181,392, respectively, relating to a warrant to purchase up to 510,000 common shares issued to an institutional private equity investor; and $-0- and $2,391,000, respectively, relating to a change in accounting estimate for uncollectible accounts resulting from settlement negotiations with The Learning Company.

REVENUES

Revenues from the sale of software are recognized when the product is shipped, except for inventory out on consignment, in which case we recognize revenue when the consignee sells the product to the end user. Product return reserves are based upon a percentage of total retail and direct sales for the period and may increase or decrease as actual returns are processed. Product returns or price protection concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results. See "Risk Factors
- Product returns that exceed our anticipated reserves could result in worse than expected operating results." We reproduce and distribute the Zondervan NIV Bible pursuant to a licensing agreement with The Zondervan Corporation which provides that we will pay a royalty fee of 10% of net sales on the stand-alone product and $8.00 per unit on total net units of QuickVerse. The products containing the Zondervan NIV Bible, including QuickVerse, accounted for approximately 31% of our revenues in fiscal 2000 and approximately 32% of our revenues through September 30, 2001. Due to our shortage in working capital, we are significantly in arrears on the royalty payments due under such licensing agreement. On April 5, 2001, we received a notice from The Zondervan Corporation informing us that they are terminating our rights under the licensing agreement.

On October 12, 2001, Zondervan was granted a court order in the United States District Court in the Western District of Michigan ordering FindEx to cease selling, marketing and manufacturing any product that incorporates Zondervan's copyrighted material. As of October 26, 2001 we reached a written payment agreement with Zondervan whereby they would not enforce the court order and we would continue to ship products containing Zondervan's NIV Bible. We failed to meet our first payment obligation due to Zondervan on November 12, 2001 in accordance with the payment agreement. On November 14, 2001, Zondervan pursued its enforcement rights under the court order by serving notice the we cease selling, marketing and manufacturing all products containing their copyrighted material. As of the date hereof, we are abiding by the court order. We are continuing to attempt to work with Zondervan, however, to reach an alternate settlement which would allow us to continue to sell, market and manufacture Zondervan's copyrighted material, but that we believe that we are capable of fulfilling given our current financial condition. There can be no assurance that we will be able to negotiate any such settlement and any continued enforcement of the court order would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

Gross revenues decreased from $1,295,894 for the three months ended September 30, 2000 to $549,631 for the three months ended September 30, 2001, and from $4,852,824 for the nine months ended September 30, 2000 to $2,646,091 for the nine months ended September 30, 2001. Gross revenues for 2000 reflect the introduction of one new title, QuickVerse Essentials. The Company did not introduce any new titles or upgrades during the first two quarters of 2001 and only began new distributor agreements in late third quarter 2001. In addition to the new title released in the first quarter of 2000, sales would also reflect reorders resulting from the fourth quarter 1999 release of QuickVerse version 6 and Membership Plus version 6. Sales for the first quarter of 2001 reflect reorders from the fourth quarter 2000 release of only one title, QuickVerse version 7 (QV7). In addition, due to our ongoing dispute with TLC and their decision to reduce their workforce and product lines, sales to their "direct to consumer" division decreased from $113,629, or 13% of gross sales, and $1,694,256, or 42% of gross sales, for the three and nine months, respectively, ended September 30, 2000, to $-0- and $188,736, or 10% of gross sales, for the three and nine months, respectively, ended September 30, 2001. The percentage of gross sales to customers other than TLC increased from $794,995, or 88% of gross sales, and $2,334,022, or 58% of gross sales, for the three and nine months, respectively, ended September 30, 2000 to $549,631, or 100% of gross sales, and $1,787,761, or 90% of gross sales, for the three and nine months, respectively, ended September 30, 2001. In addition, our tight cash resources have severely limited our ability to replenish our inventory to meet the demand of orders. Finally, the current economic conditions have reduced consumer demand thus decreasing the volume of orders we received in 2001 compared to the same period of 2000.

The provision for sales returns decreased from $71,000 for the three months ended September 30, 2000, to $70,000 for the three months ended September 30, 2001, and increased from $228,700 for the nine months ended September 30, 2000, to $376,000 for the nine months ended September 30, 2001. The Company experienced larger product returns during the first three quarters of 2001 than during the same period of 2000. Product returns are typically higher in the secular marketplace than the Christian marketplace. As the distributors place the products into the secular retail channel, they monitor the sell-through rates of those products and generally return quantities of those that are not selling as anticipated. This practice contrasts with the Christian marketplace in that the quantities ordered are generally smaller and the retailer is willing to hold on to the products for a longer period before making the decision to return. The release of QV7 in November 2000 also increased the quantity of returns of prior versions as stores made shelf space. With our expanded presence in the secular retail market, we increased our provision for anticipated returns of channel inventory at September 30, 2001 compared with the prior year.

COST OF SALES

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce and package software products. The direct costs and manufacturing overhead increased from 17.0% of gross revenues in 2000 to 18.1% of gross revenues in 2001. This increase results directly from our tight cash position. Because of limited cash, we have been forced to order materials in smaller quantities. Thus, increasing our per unit costs. Royalties to third party providers of intellectual property increased from 7.6% of gross revenues in 2000 to 9.9% of gross revenues in 2001. The primary reason for the royalty increase in 2001 stems from content additions to QV7. Several new titles were added and the entire content of the QuickVerse Greek Edition was included as basic content of the Deluxe version while continuing to be marketed as a separate product.

SALES, GENERAL AND ADMINISTRATIVE

Operating expenses for 2001 include approximately $302,000 in non-cash expenses for stock and warrants issued for services (see "RESULTS OF OPERATIONS" above).

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

Personnel costs decreased approximately $150,000 from 2000 to 2001 primarily from a reduction in development staff but also from the change and executive management. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the technical support and direct marketing staff. Corporate services decreased approximately $70,000 from a reduction in business consulting and valuation services contracts. Legal costs increased approximately $275,000 from settlement of a dispute with Genesis Financial Group, LLC, over payment for services provided during 1999 and 2000, from consultation provided regarding our dispute with TLC, and preparation and filing of our registration statement. It is anticipated that legal costs will continue to be higher than those recorded in the comparable prior year period until the dispute with TLC is finally resolved. Travel costs decreased approximately $37,000 as sales staff reduced sales efforts in line with cash resources. Fees associated with our secured borrowing arrangement amounted to approximately $4,600 and $16,000 during the three and nine months ended September 30, 2001, respectively. It is anticipated that these fees will continue until our cash position improves.

Costs associated with acquiring Reagan Holdings, Inc. amounted to $150,000 for the first six months of 2000. The Company did not have any business combinations during the same period of 2001. Acquisition costs are expected to continue as we pursue our business plan for growth by acquiring companies that are synergistic with our current product line and customer base.

Amortization decreased from $152,713 and $456,427 for the three and nine months, respectively, ended September 30, 2000, to $125,877 and $379,716 for the three and nine months, respectively, ended September 30, 2001, due to the expiration of a minor software license agreement on September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, FindEx had $1,626,462 in current assets, $5,871,550 in current liabilities and a retained deficit of $5,765,533. We had a net loss of $433,690 and $3,363,130 for the three and nine months, respectively, ended September 30, 2001. Operating expenses for the three and nine month period ended September 30, 2001 included approximately $199,000 and $302,000, respectively, in non-cash expenses related to stock issued for services (see "RESULTS OF OPERATIONS" above) and a $2,391,000 provision for bad debts related to the ongoing settlement negotiations with TLC. Negative cash flow from operations for the period was $61,875.

To date, FindEx has funded its purchase of the Parsons Church Division primarily through operations. In addition, a dispute with The Learning Company (TLC) over specific performance provisions of and payments due on the Finished Goods Distribution Agreement has also lead to the shortage of working capital.

On March 19, 2001, the Company entered into an Accounts Receivable Financing Agreement with Alliance Financial Capital, Inc. ("AFC"). Pursuant to this agreement, AFC agrees to purchase selected accounts receivable on a discounted basis, including, without limitation, full power to collect, compromise, sue for, assign, or in any manner enforce collection thereof. The agreement provides for advances of 60% toward the purchase of the invoices with a credit line of $250,000. The terms call for 40% to be held in a reserve account from the collection of each invoice. Invoices not paid by the customer within 90 days of shipment are required to be repurchased by the Company out of the reserve account. The agreement carries a 12-month term with a minimum monthly fee equal to one half of one percent (.5%). The term renews automatically in 12-month increments unless a written request for termination is received by AFC at least 30 days before the renewal date. During the three and nine months ended September 30, 2001, the Company sold accounts receivable totaling $138,361 and $248,914, respectively, to AFC under this agreement receiving cash of $83,017 and $149,349, respectively. At September 30, 2001, the balance of accounts transferred remaining open was $54,514 securing debt of $32,708.

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

Pursuant to the Letter of Intent, on August 2, 2001, the Company filed form SB-2, Registration Statement under the Securities Act of 1933. This registration statement remains pending.

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

In an effort to substantially reduce our monthly expenses and restore profitability at our current and forecasted near-term sales volume, we have reduced our workforce by approximately 50%. In addition, we are reviewing our operating facilities needs for further savings opportunities, and have closed our sales office in Cedar Rapids, Iowa. Our reduction in personnel expenses and the operating expenses associated with the closing of our Cedar Rapids office, coupled with the reduction in further operating expenses that we would experience were we to move forward with our contemplated cutback in physical facilities would provide combined annual savings of approximately $700,000. We are also assessing other operating costs for purposes of identifying potential savings opportunities.

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

OUR INDEPENDENT AUDITORS ISSUED A GOING CONCERN OPINION FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, AND WE EXPERIENCE CONTINUED INABILITIES TO MEET ONGOING OPERATING AND OTHER FINANCIAL OBLIGATIONS. Our independent auditors have included an explanatory paragraph regarding our ability to continue as a going concern for the fiscal year ended December 31, 2000. Their conclusion is drawn from the fact that we incurred a net loss of $2,354,139 during the year ended December 31, 2000, and, as of that date, our current liabilities exceeded our current assets by $392,780. Our accumulated deficit as of December 31, 2000 was $2,163,281. Although we are continuously exploring and pursuing various potential financing alternatives in an effort to overcome these problems, and have entered into the Equity Line Investment Agreement with an institutional private equity investor, to date, our expenses continue to exceed our revenues and we consistently lack sufficient funds to meet our operating requirements and other financial obligations. Any continuing inability to meet such operating requirements and financial obligations will have a material adverse effect on our ability to continue operations. There can be no assurance that any such financing will be obtained or that, if obtained, it will be on terms which are favorable.

WE ARE CURRENTLY IN A DISPUTE WITH THE LEARNING COMPANY ("TLC") OVER AMOUNTS DUE EACH OTHER. TLC is a customer of ours which, together with its subsidiaries, accounted for 41% of our consolidated revenue in 2000. We are currently in a dispute with TLC over amounts that we believe are owed to us by them and amounts that they assert are owed by us to them. Depending on the outcome of mediation or arbitration in this matter, we may be forced to restate our financials for 2000 and for 1999. Our periodic filings with the SEC state that, as of December 31, 2000, our accounts receivable, net of offsets, relating to TLC was $2,867,293. TLC disputes that this amount is due to us and further contends that we owe them approximately $1,000,000 in combined license fees and service fees. Management has chosen to increase our reserve for uncollectible accounts for the net accounts receivable from TLC as of June 30, 2001. Although mediation is ongoing, and binding arbitration, originally scheduled for September 2001, has been delayed, to the extent mediation proves ineffective, there can be no assurance as to the resolution of this dispute and any negative outcome could have an adverse affect on our business, operations, financial condition and prospects.

ONE OF OUR PRIMARY CONTENT SUPPLIERS FOR THE SOFTWARE PRODUCTS THAT WE PRODUCE AND DISTRIBUTE HAS TERMINATED OUR LICENSING AGREEMENT BASED ON OUR NON-PAYMENT OF ROYALTIES. We reproduce and distribute the Zondervan NIV Bible pursuant to a certain licensing agreement with the Zondervan Corporation which provides, among other things, that we will pay a royalty fee of 10% of net sales on the stand-alone (NIV Bible) product and $8.00 per unit on total net units of QuickVerse, which is our own product but which incorporates the Zondervan NIV Bible as part of it. The products containing the Zondervan NIV Bible, including QuickVerse, accounted for approximately 31% of our revenues in fiscal 2000. There are currently approximately 3,000 units of our own product in the market containing content subject to the Zondervan licensing agreement, as well as another 4,700 units in inventory, the combined aggregate value of which is approximately $20,000. Due to our current shortage in working capital, we are currently $870,000 in arrears on the royalty payments due under such licensing agreement, $790,000 (91%) of which has been overdue for over 90 days. On April 5, 2001, we received a notice from the Zondervan Corporation informing us that they are terminating our rights under the licensing agreement and instructing us to cease and desist from making any further sales of product subject to the licensing agreement. Fifty percent of the product subject to the licensing agreement which is either out in the market or currently in our inventory can be modified in such a way as to remove any content which renders it subject to such agreement. It is unlikely, moreover, that any product resulting from the removal of the content subject to the licensing agreement would be marketable (once re-packaged) or that, if marketable, it would provide revenues and profit margins comparable to that which we have historically produced.

We are currently in the process of attempting to negotiate a settlement or other arrangement with the Zondervan Corporation, which we believe will allow us to continue reproducing and distributing products containing their content, but which is highly likely to be dependent upon our ability to make payments to them in the near term in amounts which we cannot afford without significant additional equity financing. There can be no assurance, therefore, that we will be able to negotiate a satisfactory settlement or other arrangement, or, if we are able to negotiate a satisfactory settlement or other arrangement, that we will be able to meet our obligations there under. Any continued termination of our rights under the Zondervan licensing agreement and/or restriction on our ability to continue to sell product subject to such agreement would necessarily have a material adverse effect on our business and may result in our inability to continue operating.

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

FLUCTUATIONS IN OPERATING RESULTS MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE AND STOCK PRICE VOLATILITY. We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter, which may lead to unexpected reductions in revenues and stock price volatility. Factors that may influence our quarterly operating results include:

|X| the introduction or enhancement of software products and technology by us and our competitors;

|X| our ability to produce and distribute retail packaged versions of our software in advance of peak retail selling seasons; and

|X|      our ability to create appealing content within our software products.

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

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK REGULATION THAT MAY AFFECT THE LIQUIDITY FOR OUR COMMON STOCK. Our common stock is subject to regulations of the Securities and Exchange Commission relating to the market for penny stocks. These regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The regulations applicable to penny stocks may severely affect the market liquidity of our common stock and could limit your ability to sell your securities in the secondary market.

TRADING IN OUR COMMON STOCK ON THE OTC BULLETIN BOARD MAY BE LIMITED THEREBY MAKING IT MORE DIFFICULT FOR INVESTORS TO RESELL THEIR SHARES OF OUR COMMON STOCK. Our common stock trades on the OTC Bulletin Board. The OTC Bulletin Board is not an exchange and, because trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange or Nasdaq, you may have difficulty reselling any of the shares of our common stock that you purchase from the selling shareholders.


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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Zondervan Corporation is a provider of content for our software products. We reproduce and distribute the Zondervan NIV Bible pursuant to a licensing agreement with Zondervan, which provides that we will pay a royalty fee of 10% of net sales on the stand-alone product and $8.00 per unit on total net unit sales of QuickVerse.The products containing the NIV Bible accounted for approximately 31% of our revenues in fiscal 2000 and approximately 32% of our revenues in the current year through September 30, 2001. On October 12, 2001, Zondervan was granted a court order in the United States District Court in the Western District of Michigan ordering FindEx to cease selling, marketing and manufacturing any product that incorporates Zondervan's copyrighted material. As of October 26, 2001, FindEx and Zondervan reached a written payment agreement whereby Zondervan would not enforce the court order and FindEx would continue to ship products containing Zondervan's NIV Bible. FindEx did not meet its first payment obligation due to Zondervan on November 12th, 2001 in accordance with the payment agreement. On November 14, 2001, Zondervan pursued its enforcement rights under the court order by serving notice to FindEx to cease selling, marketing and manufacturing all products containing Zondervan's copyrighted material. As of the date hereof, we are abiding by the court order. However, FindEx is continuing to attempt to work with Zondervan to try to reach an alternate settlement which would allow us to continue to sell, market, and manufacture Zondervan's copyrighted material but that we believe we are capable of fulfilling given our current financial condition. There can be no assurance that any such settlement will be reached in a timely manner and any delay in reaching a settlement or failure to ever reach a settlement will have an adverse effect on our business, operations, financial condition and ability to operate as a going concern.

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

On February 19, 2001, in compromise and settlement of a consulting agreement with Genesis Financial Group, LLC, FindEx issued a warrant to purchase 100,000 common shares exercisable at $.50 per share. This warrant was valued at $.40 per share.

On March 5, 2001, the Company repriced all of the outstanding employee options to an exercise price of $1.00 per share. These options were valued at $.30 per share.

On March 7, 2001, pursuant to an agreement with a law firm to provide corporate legal services, FindEx issued a warrant to purchase 100,000 common shares exercisable at $.01 per share. This warrant was valued at $.37 per share.

On March 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 10,750 common shares valued at $.68 per share.

On March 26, 2001, pursuant to an investment agreement with an institutional private equity investor, FindEx issued a warrant to purchase 510,000 common shares exercisable at $.23 per share. This warrant was valued at $.36 per share

On April 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 10,750 common shares valued at $.30 per share.

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

On July 15, 2001, FindEx converted 3,600 shares of Preferred Series A into 36,000 common shares. In addition, FindEx converted $4,200 unpaid accumulated Preferred Series A dividends into 5,103 common shares.

On July 18, 2001, the Company granted employees options to purchase 1,346,000 common shares at an exercise price of $.11 per share. These options were valued at $.10 per share.

On August 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 10,750 common shares valued at $.089 per share.

On September 5, 2001, pursuant to a stock subscription agreement with a company, FindEx issued 48,387 common shares in exchange for cash of $15,000.

On September 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 10,750 common shares valued at $.17 per share.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None


(b) Reports on Form 8-K and Form 8-K/A filed during the three months ended September 30, 2001:

None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FINDEX.COM, INC.

By:   /s/ Steven P. Malone
     ---------------------------
          Steven P. Malone
          President & CEO

November 14, 2001

                                FindEx.com, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               September 30, 2001
                                   (UNAUDITED)

  ASSETS

CURRENT ASSETS
       Cash and cash equivalents
           Unrestricted cash - overdraft                                       $(7,827)
           Restricted cash                                                      10,658
                                                                           -----------
                Total cash and cash equivalents                                  2,831
       Accounts receivable, trade (Notes 2 and 4)                              242,684
       Inventories                                                             503,000
       Other current assets (Note 4)                                           877,947
                                                                           -----------

           TOTAL CURRENT ASSETS                                              1,626,462
                                                                           -----------

PROPERTY AND EQUIPMENT, net                                                     99,683
                                                                           -----------

OTHER ASSETS
       Licenses, net                                                         3,902,182
       Other assets (Note 4)                                                 1,296,519
                                                                           -----------
           TOTAL OTHER ASSETS                                                5,198,701
                                                                           -----------

           TOTAL ASSETS                                                     $6,924,846
                                                                           ===========


              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable                                                     $1,572,024
       Notes payable                                                           749,000
       Accrued royalties (Note 4)                                            1,858,073
       License fees payable                                                  1,051,785
       Other current liabilities (Note 2)                                      640,668
                                                                           -----------

           TOTAL CURRENT LIABILITIES                                         5,871,550
                                                                           -----------

STOCKHOLDERS' EQUITY
       Preferred stock, Series A, $.001 par value, 5,000,000
           shares authorized, 11,400 shares issued and outstanding                  11
       Preferred stock, Series B, $.001 par value, 5,000,000
           shares authorized, 40,000 shares issued and outstanding                  40
       Common stock, $.001 par value, 50,000,000 shares
           authorized, 10,699,349 shares issued and outstanding (Note 3)        10,699
       Paid-in capital (Note 3)                                              6,808,079
       Retained (deficit)                                                   (5,765,533)
                                                                           -----------
           TOTAL STOCKHOLDERS' EQUITY                                        1,053,296
                                                                           -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $6,924,846
                                                                           ===========


   The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                                           2000           2001            2000           2001
                                                      -------------- --------------   ------------  --------------
REVENUES, net of reserves and allowances              $   1,217,787    $  465,713     $ 4,616,015    $ 2,172,211

COST OF SALES                                               262,447       149,545       1,189,127        741,163
                                                      -------------- --------------   ------------  --------------

GROSS PROFIT                                                955,340       316,168       3,426,888      1,431,048
                                                      -------------- --------------   ------------  --------------

OPERATING EXPENSES
     Sales                                                  339,150       159,374         857,766        678,375
     General and administrative                             794,253       531,848       2,622,473      2,129,503
     Depreciation and amortization                          159,744       133,346         475,702        401,404
     Bad debt expense (Note 5)                                  -              -               -       2,391,000
                                                      -------------- --------------   ------------  --------------
         TOTAL OPERATING EXPENSES                         1,293,147       824,568       3,955,941      5,600,282
                                                      -------------- --------------   ------------  --------------

LOSS FROM OPERATIONS                                       (337,807)     (508,400)       (529,053)    (4,169,234)
                                                        ------------ --------------   ------------  --------------

OTHER INCOME (EXPENSES)
     Interest income                                            587            95           3,992         12,733
     Other income                                               547           150           2,047          2,791
     Interest expense                                       (14,800)      (27,562)        (43,098)       (60,899)
                                                      -------------- --------------   ------------  --------------
         NET OTHER INCOME (EXPENSES)                        (13,666)      (27,317)        (37,059)       (45,375)
                                                      -------------- --------------   ------------  --------------

NET LOSS BEFORE INCOME TAXES                               (351,473)     (535,717)       (566,112)    (4,214,609)

     INCOME TAXES                                            52,000       102,027          85,000        851,479
                                                      -------------- --------------   ------------  --------------

NET LOSS                                              $    (299,473) $   (433,690)       (481,112)    (3,363,130)
                                                      ============== ==============   ------------  --------------

RETAINED EARNINGS (DEFICIT) AT BEGINNING OF YEAR
     As previously reported                                                               245,732     (2,163,281)
     Prior period adjustment,
net of applicable income taxes of $168,000 (Note 4)                                      (234,922)      (234,922)
                                                                                      ------------  --------------

     As restated                                                                           10,810     (2,398,203)
                                                                                      ------------  --------------

     Preferred series A common stock dividend                                              (4,200)        (4,200)
                                                                                      ------------  --------------

     RETAINED DEFICIT AT END OF PERIOD                                                $  (474,502)  $ (5,765,533)
                                                                                      ============  ==============

NET LOSS PER SHARE
     Basic                                                  $0.03)         (0$04)         ($.05)           (0.32)
                                                      ============== ==============   ============  ==============
     Diluted                                                $0.03)         (0$04)         ($.05)           (0.32)
                                                      ============== ==============   ============  ==============
WEIGHTED NUMBER OF SHARES OUTSTANDING
     Basic                                               10,039,227     10,656,341      9,572,542     10,585,742
                                                      ============== ==============   ============  ==============
     Diluted                                             10,039,227     10,656,341      9,572,542     10,585,742
                                                      ============== ==============   ============  ==============


    The accompanying notes are an integral part of these financial statements.

                             FindEx.com, Inc.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              2000               2001
                                                                           -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers                                         $  5,512,666        $ 2,769,535
    Cash paid to suppliers and employees                                   (4,440,821)        (2,786,032)
    Interest paid                                                              (1,423)           (10,617)
    Interest received                                                           3,992                864
    Income taxes paid                                                               -            (35,625)
                                                                           -----------        ------------

         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                   1,074,414            (61,875)
                                                                           -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash received in merger with Reagan Holdings, Inc.                            701                  -
    Acquisition of property, plant and equipment                              (35,538)           (14,243)
    Loans made to others                                                     (240,000)                 -
    Payments on license agreements                                         (2,073,788)                 -
    Deposits made                                                                (250)           (15,600)
    Website development costs                                                  (6,843)                 -
                                                                           -----------        ------------

         NET CASH (USED) BY INVESTING ACTIVITIES                           (2,355,718)           (29,843)
                                                                           -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of notes payable                                   450,000                   -
    Proceeds from line of credit, net                                               -              32,708
    Proceeds from issuance of stock                                           703,820              15,000
    Addition to license agreements                                                  -              25,073
                                                                           -----------        ------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                          1,153,820              72,781
                                                                           -----------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (127,484)            (18,937)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                147,272              21,768
                                                                           -----------        ------------

         CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  19,788         $     2,831
                                                                           ===========        ============

RECONCILIATION OF NET LOSS TO CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                $(481,112)        $(3,363,130)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation & amortization                                          475,702             401,404
         Provision for bad debts                                               10,723           2,391,000
         Stock issued for services                                            352,000             302,183
       Change in assets and liabilities:
         Decrease in accounts receivable                                      927,197             822,299
         (Increase) in refundable income taxes                                      -              (1,548)
         (Increase) decrease in inventories                                  (124,242)            114,902
         (Increase) in prepaid expenses                                      (188,337)            (25,282)
         Increase (decrease) in accounts payable                              (43,777)            383,736
         (Decrease) in income taxes payable                                  (723,831)            (42,556)
         Increase (decrease) in deferred taxes                                638,831            (843,000)
         Increase in accrued royalties                                        258,130             258,600
         (Decrease)  in other liabilities                                     (26,870)           (460,483)
                                                                           -----------        ------------

         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 $ 1,074,414         $   (61,875)
                                                                           ===========        ============

The accompanying notes are an integral part of these financial statements.

================================================================================
                                FindEx.com, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)

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

Revenue Recognition

The Company recognizes revenue from product sales at shipment if collection of the resulting receivable is probable, in accordance with SOP 97-2, Software Revenue Recognition. Revenue from inventory out on consignment is recognized when the consignee sells products. Software products are sold separately, without future performance such as upgrades or maintenance, and are sold with postcontract customer support (PCS) services. PCS revenue is recognized on delivery of the software and all associated costs are accrued. The Company maintains an allowance for potential credit losses and an allowance for anticipated returns on products sold to distributors, Christian bookstores, and direct customers. The allowance for sales returns is estimated based on a calculation of forecast sales to the end-user in relation to estimated current channel inventory levels.

Transfer of Financial Assets

The Company has adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

NOTE 2 - ACCOUNTS RECEIVABLE

At September 30, 2001, accounts receivable consisted of the following:

Trade receivables                                                  $2,654,682
Less:  Allowance for doubtful accounts (see Note 5)                 2,411,998
                                                               ---------------
                                                                    $ 242,684
                                                               ===============

During the nine months ended September 30, 2001, we transferred accounts receivable totaling $248,914 to a lender for cash proceeds of $149,349. The transfer agreement includes a repurchase requirement and, accordingly, the proceeds were accounted for as a secured borrowing. At September 30, 2001, the balance of receivables transferred and included in trade receivables was $69,002. The remaining secured borrowing balance of $32,708 is included in Other Current Liabilities.

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

On July 15, 2001, FindEx converted 3,600 shares of Preferred Series A into 36,000 common shares. In addition, FindEx converted $4,200 unpaid accumulated Preferred Series A dividends into 5,103 common shares.

On August 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 10,750 common shares valued at $.089 per share.

On September 5, 2001, pursuant to a stock subscription agreement with a company, FindEx issued 48,387 common shares in exchange for cash of $15,000.

On September 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 10,750 common shares valued at $.17 per share.

Warrants

On February 19, 2001, in compromise and settlement of a consulting agreement, FindEx issued warrants to purchase 100,000 common shares exercisable at $.50 per share. The warrants are currently exercisable and expire in February 2008. The fair value of the warrants is estimated on the date of grant using the Black-Scholes option-pricing model with the same assumptions indicated in Note 7 below. In association with the warrants, the Company recognized $39,501 of consulting expense. These warrants were repriced subsequent to September 30, 2001. See Note 12 below.

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

On March 26, 2001, pursuant to an investment agreement with an institutional private equity investor, FindEx issued a warrant to purchase 510,000 common shares exercisable at $.23 per share. The warrant is currently exercisable for 300,000 shares with the balance vesting upon satisfaction of certain conditions and will expire in March 2007. The fair value of the warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the same assumptions indicated in Note 7 below. In association with the warrant, the Company recognized $181,392 of professional fees.

On May 11, 2001, pursuant to an agreement with a law firm to provide corporate legal services, FindEx issued warrants to purchase 50,000 common shares exercisable at $.01 per share. The warrants are currently exercisable and expire in May 2006. The fair value of the warrants is estimated on the date of grant using the Black-Scholes option-pricing model with the same assumptions indicated in Note 7 below. In association with the warrants, the Company recognized $13,464 of legal expense.

NOTE 4 - PRIOR PERIOD ADJUSTMENT

The Company's financial statements as of September 30, 2001, have been restated to reflect an adjustment in the financial statements previously filed. The adjustment results from ongoing settlement negotiations with TLC and relates to revenue previously recognized on inventory retained by TLC as part of the amended Asset Purchase Agreement, dated June 30, 1999. The effect on the financial statements is a decrease in accounts receivable of $428,875, a decrease in accrued royalties of $25,953, a decrease in net deferred income tax assets of $168,000, and a decrease in the accumulated deficit of $234,922.

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

NOTE 6 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options (see Note 7), assuming that the Company reinvested the proceeds to purchase additional shares at market value. 4,183,200 and 636,200 potentially dilutive securities for the three months ended September 30, 2001 and 2000, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

The following table shows the amounts used in computing earnings per share and the effect on income (loss) and the average number of shares of dilutive potential common stock:

     For the Three Months Ended September 30, 2000               Income (Loss)           Shares            Per-share
                                                                  (Numerator)         (Denominator)         Amount
     ------------------------------------------------------     ----------------    ------------------    ------------
     Net Loss                                                        $(299,473)
     Less preferred stock dividends                                   --
                                                                ----------------
     Income available to common
        stockholders-basic earnings per share                         (299,473)            10,039,227          $(.03)
                                                                                                          ============
     Effect of Dilutive Securities
        Options                                                       --                   --
        Convertible Preferred Series A                                --                   --
        Convertible Preferred Series B                                --                   --
        Warrants                                                      --                   --
                                                                ----------------    ------------------
     Income available to common
        stockholders-diluted earnings per share                      $(299,473)            10,039,227          $(.03)
                                                                ================    ==================    ============

                                                                 Income (Loss)           Shares            Per-share
     For the Three Months Ended September 30, 2001                (Numerator)         (Denominator)         Amount
     ------------------------------------------------------     ----------------    ------------------    ------------
     Net Loss                                                        $(433,690)
     Less preferred stock dividends                                     (4,200)
                                                                ----------------
     Loss available to common
        stockholders-basic earnings per share                         (437,890)            10,656,341          $(.04)
                                                                                                          ============
     Effect of Dilutive Securities
        Options                                                       --                   --
        Convertible notes payable                                     --                   --
        Convertible Preferred Series A                                --                   --
        Convertible Preferred Series B                                --                   --
        Warrants                                                      --                   --
                                                                ----------------    ------------------
     Loss available to common
        stockholders-diluted earnings per share                      $(437,890)            10,656,341          $(.04)
                                                                ================    ==================    ============

                                                                 Income (Loss)           Shares            Per-share
     For the Nine Months Ended September 30, 2000                 (Numerator)         (Denominator)         Amount
     ------------------------------------------------------     ----------------    ------------------    ------------
     Net Loss                                                        $(481,112)
     Less preferred stock dividends                                   --
                                                                ----------------
     Income available to common
        stockholders-basic earnings per share                         (481,112)             9,572,542          $(.05)
                                                                                                          ============
     Effect of Dilutive Securities
        Options                                                       --                   --
        Convertible Preferred Series A                                --                   --
        Convertible Preferred Series B                                --                   --
        Warrants                                                      --                   --
                                                                ----------------    ------------------
     Income available to common
        stockholders-diluted earnings per share                      $(481,112)             9,572,542          $(.05)
                                                                ================    ==================    ============

                                                                 Income (Loss)           Shares            Per-share
     For the Nine Months Ended September 30, 2001                 (Numerator)         (Denominator)         Amount
     ------------------------------------------------------     ----------------    ------------------    ------------
     Net Loss                                                      $(3,363,130)
     Less preferred stock dividends                                     (4,200)
                                                                ----------------
                                                                ----------------
     Loss available to common
        stockholders-basic earnings per share                       (3,367,330)            10,585,742          $(.32)
                                                                                                          ============
     Effect of Dilutive Securities
        Options                                                       --                   --
        Convertible notes payable                                     --                   --
        Convertible Preferred Series A                                --                   --
        Convertible Preferred Series B                                --                   --
        Warrants                                                      --                   --
                                                                ----------------    ------------------
     Loss available to common
        stockholders-diluted earnings per share                    $(3,367,330)            10,585,742          $(.32)
                                                                ================    ==================    ============

NOTE 7 - STOCK-BASED COMPENSATION

The Stock Incentive Plan (the "Plan") authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to directors, officers and other key employees of the Company. Stock options are granted at an exercise price as determined by the Board at the time the Option is granted and shall not be less than the par value of such shares of Common Stock. Stock options vest quarterly over three years and have a term of ten years. At September 30, 2001, 5,876,800 shares were available for future issuance under the Plan.

Effective March 5, 2001, the Company decreased the exercise price of all outstanding employee options. The value of the original stock option at the modification date was based on the shorter of (1) its remaining original expected life or (2) the expected life of the new option. The fair value of the modified option at the grant date was compared with the value at the date the old option was repurchased (immediately before its terms were modified). The excess of the modified option over the old option repurchased is included in operating expensese.

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

         Net loss:
         ----------------------------------
            As reported                                          $(3,363,130)
            Proforma                                             $(3,557,787)

         Basic loss per share:
         ----------------------------------
            As reported                                                $(.32)
            Proforma                                                   $(.34)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Expected dividend yield                                           0%
         Expected stock price volatility                                 281%
         Risk-free interest rate                                        6.00%

The weighted average fair value of options granted during 2001 is $.12 per share.

The following table summarizes information about stock options outstanding at September 30, 2001.

                                      Number          Weighted-Average       Weighted
                                  Outstanding at          Remaining           Average
                                   September 30,      Contractual Life       Exercise
    Range of Exercise Prices           2001                (Years)             Price
    -------------------------    ----------------    ------------------    ------------
    $1.00 to $2.00                      1,148,200            9.0                 $ 1.02
    Less than $1.00                     1,975,000            9.8                 $ 0.11

Activity under the Company's stock option plan is summarized as follows:

                                                                                  Outstanding Options
                                                                           ----------------------------------
                                                           Shares          Number of Shares       Weighted
                                                                                                   Average
                                                        Available for                             Exercise
                                                            Grant                                   Price
                                                       ----------------    ------------------    ------------
Balance at December 31, 2000                                 7,638,800             1,361,200           $3.71
    Granted                                                (2,237,000)             2,237,000           $0.14
    Canceled                                                   475,000             (475,000)           $7.33
    Exercised                                                --                   --                 --
                                                       ----------------    ------------------
Balance at September 30, 2001                                5,876,800             3,123,200           $0.60


NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company incurred the following non-cash investing and financing activities during the nine months ended September 30, 2001 and 2000, respectively:

                                                       2001              2000
                                                ----------------    ------------
 Common stock  and warrants issued for services     $302,183          $352,000

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

The Company maintains a self-insurance program for its employees' health care costs. The Company is potentially liable for losses on claims up to $10,000 per claim and $477,500 in total for the year. The Company has third-party insurance coverage for any losses in excess of such amounts. Self-insurance costs are accrued based on claims reported as of the balance sheet date as well as an estimated liability for claims incurred but not reported.

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

NOTE 11 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a current period operating loss, a negative current ratio and is dependent upon financing to continue operations. As indicated in Note 10, the Company is currently in dispute with The Learning Company (TLC). Sales to TLC, and subsidiaries, accounted for 41% of consolidated revenue for the year ended December 31, 2000, and 9% for the nine months ended September 30, 2001. Accounts receivable, net of offsets and allowances, relating to TLC was $2,391,214 as of September 30, 2001. Due to the uncertainty regarding the timing and amount of ultimate collection, the Company is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to utilize external funding sources to provide cash necessary to fund ongoing operations and the Company's business plan. However, the anticipated offering may not provide proceeds sufficient to fund operations and meet the needs of the Company's business plans. Management believes realization of ongoing revenues would be sufficient to fund operations and allow the external funding to meet the needs of the Company's business plans.

NOTE 12 - SUBSEQUENT EVENT

On October 15, 2001, we entered into a consulting agreement with World Trade Partners, Inc. for strategic planning and development and enhancement of sales opportunities. The agreement carries a one-year term and provides for compensation of 1,000,000 common shares issuable in two separate traunches of 500,000 common shares each. The first traunch was issued on October 25, 2001 with the second issuable no later than October 8, 2002. In connection with the issuance of the first traunch of shares, we will recognize professional fees of $65,000.

On October 5, 2001, in compromise and settlement of a consulting agreement, we cancelled previously issued warrants to purchase 100,000 common shares exercisable at $.50 per share and issued warrants to purchase 125,000 common shares at $.148 per share. The warrants are currently exercisable and expire in February 2008. The fair value of the warrants is estimated on the date of grant using the Black-Scholes option-pricing model. We have treated this as a re-pricing of the original warrants and an additional warrant for 25,000 common shares. In connection with the issuance of the additional warrant, we will recognize consulting fees of $3,700. The net effects of the re-pricing are negligible.