Form 10QSB/A
period 2001-09-30
FINDEX COM INC
filed 2001-11-26
CIK 1089061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)



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


Transitional Small Business Format: No

                                EXPLANATORY NOTE

This Report on Form 10-Q/A amends and restates in its entirety Item 2 of the Quarterly Report on Form 10-QSB of FindEx.com, Inc., (the "Company"), for the quarter ended September 30, 2001. All other items shall be as set forth in our original Form 10-QSB filed November 19, 2001.

                         PART I - FINANCIAL INFORMATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

The following discussion should be read together with the financial statements of FindEx.com, Inc., which are included in this Form 10-QSB.

Forward-Looking Statements and Risk Factors

This report on Form 10-QSB contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934). These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance, projected outcome of litigation, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) adoption by the Christian community of our software products and electronic technology for gathering information, (iii) our ability to develop new products that customers will desire to purchase, (iv) our ability to retain and attract qualified personnel, (v) volatility of the stock market, particularly within the technology sector, and the ability to use our capital stock as a currency for acquisitions, and (vi) general economic conditions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that the expectations reflected in these forward-looking statements will prove to have been correct.

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

We have been aggressively pursing our business plan to be the premier provider of Bible study and related products and content to the domestic and international markets, to build upon our existing financial information products and services, and to offer additional technology, products and services that are synergistic to the affinity group we already serve. We have developed two (2) enhanced releases of our flagship product, QuickVerse, (see ITEM 1. LEGAL PROCEEDINGS below) one (1) new product targeted mainly to the secular market, QuickVerse Essentials, and one (1) enhanced release of our top financial and data management product, Membership Plus. In October 2001, we released the Complete Bible Resource Library, a software program that contains Bible translations, Bible reference tools, multimedia programs, Christian clipart images and interactive children's games. We also added distributorships for ItsDeductible, a software program that determines and tracks the proper fair market value of item donations; CJ's Closet, a children's software program of interactive adventures with Biblical themes; and The Holy Land Experience, a multi-media software program containing interactive maps, photographs, educational video lessons, and more bringing the ancient land to life. We are currently researching new opportunities in technology for our existing software titles and expanding our financial product line.

Results Of Operations

Our software products have a significant seasonality to their revenues. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are expected to be the weakest generating only about 33% of our annual sales.

Our Earnings (Loss) Before Interest, Taxes, Depreciation, and Amortization (EBITDA) was a loss of approximately $375,000 for the three months ended September 30, 2001 and approximately $3,768,000 for the nine months then ended. These losses include non-cash expenses of $199,038 and $2,693,184 recorded for the three and nine months ended September 30, 2001, respectively. We recognized non-cash expenses of $4,182 relating to 32,250 common shares and $30,968 relating to 100,250 common shares, respectively, issued to an individual for investor relations services; $ -0- and $39,501, respectively, relating to a warrant to purchase up to 100,000 common shares issued to Genesis Financial Group, LLC for consulting services; $13,464 and $50,323, respectively, relating to warrants to purchase up to 50,000 and 150,000 common shares, respectively, issued to a law firm in consideration of legal services; $181,392 and $181,392, respectively, relating to a warrant to purchase up to 510,000 common shares issued to an institutional private equity investor; and $-0- and $2,391,000, respectively, relating to a change in accounting estimate for uncollectible accounts resulting from settlement negotiations with The Learning Company.

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

Gross revenues decreased from $1,295,894 for the three months ended September 30, 2000 to $549,631 for the three months ended September 30, 2001, and from $4,852,824 for the nine months ended September 30, 2000 to $2,646,091 for the nine months ended September 30, 2001. Gross revenues for 2000 reflect the introduction of one new title, QuickVerse Essentials. The Company did not introduce any new titles or upgrades during the first two quarters of 2001 and only began entering into new distributor agreements in late third quarter 2001. In addition to the new title released in the first quarter of 2000, sales for the nine months ended September 30, 2000 would also reflect reorders resulting from the fourth quarter 1999 release of QuickVerse version 6 and Membership Plus version 6. Sales for the first quarter of 2001 reflect reorders from the fourth quarter 2000 release of only one title, QuickVerse version 7 (QV7). In addition, due to our ongoing dispute with TLC and their decision to reduce their workforce and product lines, sales to their "direct to consumer" division decreased from $113,629, or 13% of gross sales, and $1,694,256, or 42% of gross sales, for the three and nine months, respectively, ended September 30, 2000, to $-0- and $188,736, or 10% of gross sales, for the three and nine months, respectively, ended September 30, 2001. The percentage of gross sales to customers other than TLC increased from $794,995, or 88% of gross sales, and $2,334,022, or 58% of gross sales, for the three and nine months, respectively, ended September 30, 2000 to $549,631, or 100% of gross sales, and $1,787,761, or 90% of gross sales, for the three and nine months, respectively, ended September 30, 2001. In addition, our limited cash resources have severely limited our ability to replenish our inventory to meet the demand of orders. Finally, the current economic conditions have reduced consumer demand thus decreasing the volume of orders we received in 2001 compared to the same period of 2000.

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

Cost of Sales

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce and package software products. The direct costs and manufacturing overhead increased from 17.0% of gross revenues in 2000 to 18.1% of gross revenues in 2001. This increase results directly from our limited cash position. Because of limited cash, we have been forced to order materials in smaller quantities. Thus, increasing our per unit costs. Royalties to third party providers of intellectual property increased from 7.6% of gross revenues in 2000 to 9.9% of gross revenues in 2001. The primary reason for the royalty increase in 2001 stems from content additions to QV7. Several new titles were added and the entire content of the QuickVerse Greek Edition was included as basic content of the Deluxe version while continuing to be marketed as a separate product.

Sales, General and Administrative

Operating expenses for 2001 include approximately $302,000 in non-cash expenses for stock and warrants issued for services. Sales expenses reflect a decrease in the provision for technical support costs and advertising costs. The Company began providing its own technical support in April 2001 effectively lowering the matching of future technical support costs related to sales from the current year period. Prior to that point, the Company operated under an agreement with The Learning Company whereby TLC provided technical support and billed FindEx based on the monthly number of technical support calls received. It is anticipated that future technical support costs will remain lower, on a per instance basis, than that provided by TLC.

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

Liquidity and Capital Resources

As of September 30, 2001, FindEx had $1,626,462 in current assets, $5,871,550 in current liabilities and a retained deficit of $5,765,533. We had a net loss of $433,690 and $3,363,130 for the three and nine months, respectively, ended September 30, 2001. Operating expenses for the three and nine month period ended September 30, 2001 included approximately $199,000 and $302,000, respectively, in non-cash expenses related to stock issued for services and a $2,391,000 provision for bad debts related to the ongoing settlement negotiations with TLC. Negative cash flow from operations for the period was $61,875.

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

On June 6, 2001, we entered into an Equity Line Investment Agreement (the Investment Agreement) with Swartz Private Equity, LLC, an institutional private equity investor (Swartz). The Equity Line Investment Agreement entitles us to issue and sell, in the form of puts up to $15 million of our common stock to Swartz, subject to a formula based on our stock price and trading volume, from time to time over a three year period following the effective date of this registration statement. For each common share put to Swartz, we will receive the lesser of 91% of the market price or the market price less $.05. During any twenty (20) day period during the Term, the Company will have the ability to require such investor to purchase up to $2 million of its common stock, subject to certain limitations based upon our trading volume and share price. FindEx plans to use funds received from this offering to liquidate accounts payable, accrued royalties to content providers, and the aforementioned note agreements. In addition, part of the proceeds will be retained for working capital purposes and part will be used to fund future product development efforts.

The consummation of the financing contemplated by the Investment Agreement is subject to numerous conditions, certain of which are outside our control, including the effectiveness of an SB-2 registration statement which we filed with the Securities and Exchange Commission on August 2, 2001 covering the resale of the shares to be issued to such investor (the Registration Statement). There can be no assurance that the financing contemplated by the Investment Agreement will be consummated on the terms described herein, or at all. Such equity financing, if available, will likely result in substantial dilution to FindEx's stockholders.

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

The Company does not currently have adequate funds available to fund its operations over the next twelve months. In order to maintain current level of operations, the Company will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, funding pursuant to the Investment Agreement described above, private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions.

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

November 26, 2001