Form 10KSB
period 2001-12-31
FINDEX COM INC
filed 2002-04-15
CIK 1089061

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB
      (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934
      For the fiscal year ended December 31, 2001
                                       OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 2000 totaled $7,154,964 and for the fiscal year ended December 31, 2001 totaled $2,755,658.

As of December 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $359,000.

As of April 1, 2002, the registrant had 19,298,360 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.


                                TABLE OF CONTENTS

                                                                                   Page Number
                                     PART I
ITEM 1.  Description of Business........................................................1
ITEM 2.  Description of Property........................................................7
ITEM 3.  Legal Proceedings..............................................................7
ITEM 4.  Submission of Matters to a Vote of Security Holders............................8

                                     PART II
ITEM 5.  Market for the Company's Common Equity and Related Stockholder
                  Matters...............................................................8
ITEM 6.  Management's Discussion and Analysis of Financial Condition or
                  Plan of Operations....................................................9
ITEM 7.  Financial Statements..........................................................21
ITEM 8.  Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.................................................42

                                    PART III
ITEM 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
                  with Section 16(a) of the Exchange Act ..............................42
ITEM 10. Executive Compensation .......................................................43
ITEM 11. Security Ownership of Certain Beneficial Owners and Management ...............44
ITEM 12. Certain Relationships and Related Transactions................................45
ITEM 13. Exhibits and Reports on Form 8-K..............................................45

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

Item 1.  Description of Business

FindEx.com, Inc. ("FindEx" or the "Company", and collectively referred to as "we", "us" or "our", in each case as required by the context) is a developer, publisher, distributor and supplier of "inspirational" and Christian faith-based, off-the-shelf software products to individuals and religious and other spiritual organizations including schools, churches and other faith-based ministries.

         PRODUCTS

Our business plan is focused on fulfilling our objective of becoming the premier provider of Bible study and related software products and content to the domestic and international markets, through both acquiring established companies and ongoing internal development of new products and expanded content of existing products. Our religious software titles are divided among six categories: (i) QuickVerse/Bible Study, (ii) Financial/Office Management Products for Churches and other Christian Faith-Based Ministries, (iii) Print & Graphic Products, (iv) Pastoral Products, (v) Children's Products, and (vi) Language Tutorial Products.

Certain of the software titles that we sell are owned, and have been independently developed or are currently being developed by, us. Others are owned and have been developed by other companies, but are exclusively licensed for production to, and further developed by, us. Some of the titles we sell are merely distributed by us on an exclusive or partially exclusive basis.

On June 30, 1999, we completed an exclusive licensing agreement with Parsons Technology, Inc., a subsidiary of The Learning Company ("TLC"), formerly the Mattel Corporation, for their Parsons Church Division (the "Parsons License Agreement"). The term of the Parsons License Agreement extends through June 29, 2009. This agreement provides us with the exclusive worldwide right to market, sell, and continue to develop several top-selling titles. In addition to the Parsons License Agreement, we are also party to a distribution agreement with TLC pursuant to which we acquired the exclusive right to sell other TLC-owned software titles to members of the Christian Bookseller Association ("CBA"), which consists of approximately 3,500 retail stores throughout the United States, plus additional retail stores outside of the United States (the "TLC Distribution Agreement"). The term of the TLC Distribution Agreement extends through June 30, 2004.

                  QuickVerse/Bible Study

QuickVerse is currently our largest-selling product with over 1,000,000 copies sold. Pursuant to the Parsons Licensing Agreement, we possess the exclusive worldwide right for approximately seven more years (at least) to market, sell, and continue to develop this software package, which is highly regarded and well recognized within its market. QuickVerse simplifies Biblical research, allowing the user to view multiple reference materials, including Bibles, dictionaries, commentaries and encyclopedias side-by-side on the computer screen. A built-in QuickSearch feature enables the user to highlight a word or Bible verse and find all of its occurrences in a particular text. Advanced search options also enable users to search by word, phrase or verse in any language across multiple books. QuickVerse Version 7, our latest Version, is currently available in five CD-ROM editions: the QuickVerse Starter Edition (which includes 1 Bible and 3 reference titles), the QuickVerse Standard Edition (which includes 8 Bibles and 38 reference titles), the QuickVerse Expanded Edition (which includes 13 Bibles and 54 reference titles), and the QuickVerse Deluxe Edition (which includes 17
Bibles and 76 reference titles). Each QuickVerse purchase includes access to additional books and content, which can be unlocked and made accessible for an additional fee.

In February 2002, we released QuickVerse Essentials Version 7, a new addition to the QuickVerse Bible software family. Positioned as an affordable, entry-level Version of the original flagship QuickVerse software, this product includes 6 Bibles and 24 reference titles. It provides the same simplified access and personal Bible study features found in the higher-end QuickVerse Versions, as well as advanced search options and the ability to transfer text for word processing applications.

Although our prices are subject to change from time to time, our QuickVerse products range in price from approximately $10 to approximately $290 per unit.

Pursuant to the Parsons Licensing Agreement, we were granted a content license which provides us with the right to include within our QuickVerse product packages the Zondervan NIV Bible, a highly regarded and well recognized translation of the Bible among churchgoers, and attendees of religious schools and organizations. As a result of our continuing failure to meet certain royalty payment obligations owed to the Zondervan Corporation under the Parsons Licensing Agreement, however, we have been prohibited from including this featured component in any QuickVerse packages that we now sell [see Item 3. "Legal Proceedings"] As a result, we currently sell each of our QuickVerse products without the Zondervan NIV Bible, and there can be no assurance that we will be able to re-include such component in our QuickVerse products at any time in the future.

In addition to QuickVerse, we also develop and market certain other Bible study software packages. These include the Complete Bible Resource Library, the Book, The Life Application Bible, A Walk in the Footsteps of Jesus, Adam Clark's Commentary on the Bible, and Dictionaries of the New Testament. Although our prices are subject to change from time to time, these titles currently range in price from approximately $20 to approximately $80 per unit.

      Financial/Office Management Products for Churches and other Christian
                             Faith-Based Ministries

Also through the Parsons Licensing Agreement, we maintain a line of financial/office management products for churches, faith-based ministries and non-profit organizations. We currently market two software titles in this category: Membership Plus Deluxe and Membership Plus - Church Office. Each of these products provides church database, financial management and church productivity tools, the Church Office Version of which has a somewhat broader functionality and range of features. These packages are designed to streamline church office tasks, organize church membership databases, and more easily produce targeted mailings, attendance reports and IRS-compliant contribution receipts. The financial management software is designed to give users a better understanding of church finances. Additionally included are a broad range of templates for legal agreements frequently used by these organizations. To date, we have sold this suite of products to over 25,000 church and faith-based organizations. We regard it as one of our premier line of products.

Although our prices are subject to change from time to time, our Membership Plus Deluxe is currently priced at $200 per unit and our Membership Plus - Church Office is currently priced at $270 per unit.

                  Print & Graphic Products

Through the TLC Distribution Agreement, we currently sell, through the CBA and other retail outlets, a variety of inspirationally themed software packages that enable users to produce certain creative print and graphic materials. These include:

o Calendar Creator Christian Edition, which allows users to create custom, personalized calendars for church, classroom, and personal use. Other benefits include the ability to view multiple calendars at once, a fully integrated address book and the ability to select images from the products inspirational photo collection and then complete the calendar with Bible verses to give a spiritual touch to the users schedule.
o ClickArt Christian Graphics Deluxe, which is a graphic program with over 13,000 high-quality illustrative and photographic images, fonts and alphabets. Included in this package is PrintMaster Classic 7.0, which aids in the creation of custom logos, graphics and easy Web page publishing in addition to providing thousands of professional templates and images free via the Online Art Gallery.
o ClickArt Christian Publishing Suite III, which is a full desktop publishing package containing over 13,000 Christian images, icons, maps, Catholic and Jewish imagery and ethnically diverse, family-oriented illustrations to be used in the creation of a wide range of printed materials including newsletters, bulletins, posters, fliers, mailings, calendars, and reports.
o American Greetings Spiritual Expressions 3, which is a desktop publishing package containing tools for producing more than 350,000 creative project possibilities including albums and scrapbooks, frames, postcards, horizontal or vertical banners, Web pages, brochures, calendars, certificates and awards, message cards, posters, stationery, T-shirts, wedding invitations, and keepsake cookbooks and journals.
o American Greetings Sunday School Crafts, which is a tool for creating a wide assortment of inspirational 3D crafts, including decorations, puzzles, bookmarks, storybooks, cut-out cards, mobiles, hats, masks, costumes, and ornaments.
o American Greetings Scrapbooks and More, which provides users with an exclusive gallery of ready-made scrapbooks, pages, artwork, captions, backgrounds, and accessories to create and print keepsake albums.


Although our prices are subject to change from time to time, our print and graphic products range in price from approximately $20 to approximately $60 per unit.

                  Pastoral Products

We currently produce and distribute/sell a line of pastoral products designed to assist faith-based ministries in streamlining sermon development and research tasks and in organizing responsibilities. These titles include the following:

o Bible Illustrator 3.0 Deluxe, which is a database compilation of illustrations, anecdotes, quotations, proverbs and bits of humor from general topics like children and angels to specific Bible passages, which users can use to bring messages to a congregation or classroom.
o Ministry Notebook, which is an organizational tool for users to keep better track of ministry-related paperwork including sermons, prayer requests, personal libraries, telephone contacts, and expense reports.
o Daily Journal, which is a tool for entry and recordation of personal thoughts, important family and business events.

Although our prices are subject to change from time to time, our pastoral products range in price from approximately $20 to approximately $70 per unit.

                  Children's Products

We currently produce and distribute/sell a line of children's CD-Rom products designed to appeal to faith-conscious families interested in spiritually enriched entertainment and play-along educational content. This line of software is supplemented with certain additional product that we also sell through the TLC Distribution Agreement. Collectively, these titles include Jonah and the Whale, Noah and the Ark, Daniel in the Lion's Den, The Story of Creation, Amazon Trail (3rd Edition), Oregon Trail (4th Edition).

Although our prices are subject to change from time to time, our children's CD-Rom products range in price from approximately $10 to $40 per unit.

                  Language Tutorial Products

We currently produce tutorial software programs for learning Greek and Hebrew, languages frequently studied in conjunction with a Bible-study curriculum or by Biblical scholars. Each of these two programs covers all of the essential language development skills, including letters, vocabulary and grammar. Although our prices are subject to change from time to time, our language tutorial products range in price from approximately $10 to approximately $40 per unit.

         FINANCIAL & RELATED SERVICES

Although we currently operate an online discount securities brokerage operation through an NASD licensed affiliate, Empire Financial, to date, we have not generated any revenues from this operation. The site through which we conduct this operation is located at www.findexfinancial.com. Through our primary Website, www.findex.com, and as a result of our corporate legacy, we also make available certain very limited financial information and decision support in the areas of accounting and taxes, banking information and services, insurance, investments, and legal, regulatory and mortgage information. Each of these categories on our Website offers users information intended to support a more informed decision through online searching and/or providing access to professionals through links to other Websites.

While maintenance of these other services does not result in any incremental direct costs to us, and although there can be no assurance, we are currently considering abandoning these operations as inconsistent with our focus and core competencies.

         OUR MARKET

A 1999 Gallup poll, concluded 55% of Americans identified themselves as Protestant, while 28% identified themselves as Catholic. The number of people who describe themselves as born-again or evangelical Christians is at an all-time high of 47%. Religious retailing was a $3 billion business in 2000 according to the CBA. The 3,500-store segment includes several different chains, Family Christian Stores being the largest with 340 stores. We believe that the growth in religious sales has been, and is currently being, driven in part by the increased spending power of churchgoer's generally. According to the CBA, the average Christian shopper is well-educated, 30 to 49 years of age, and has a income of more than $40,000.

As religious retailing increases, secular stores are offering more religious products. Wal-Mart, for example, is offering more shelf space to religious products. Moreover, 70% of religious books are now generally available at large, national book chains such as Barnes and Noble.

According to SOMA Communications, Inc. (a Christian broadcast market research firm utilizing data supplied by Simmons) over 70% of Christians on the Internet have an annual income in excess of $40,000 and over 30% of Christians on the Internet have annual income of over $75,000. According to Christianity Today, Inc., a publisher of Christian periodicals, when compared to the general U.S. population, Christians are approximately 25% more likely to own a computer and approximately 15% more likely to own a modem.

         OUR ACQUISITION STRATEGY

One potential aspect of our development strategy includes the pursuit of acquisition or other strategic growth opportunities with respect to companies offering Christian-related merchandise and services. Although we have no current intentions or plans to do so, we have not ruled out the pursuit of transactional opportunities in areas outside of these as well.

As part of our strategy, we may acquire businesses that (i) only recently commenced operations, (ii) are development-stage enterprises in need of additional funds to expand into new products or markets, or (iii) are established businesses that may be experiencing financial or operating difficulties and need additional capital. We may also pursue opportunities to acquire assets of other companies and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

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

         CORPORATE FORMATION & LEGACY

We were incorporated under the laws of the State of Delaware on December 26,1995 as "FinSource, Ltd." In April 1999, we merged with FINdex Acquisition Corporation, a Delaware corporation, in a stock-for-stock transaction. Thereafter, on April 30, 1999, we were acquired by EJH Entertainment, Inc., a Nevada corporation, in another stock-for-stock transaction and, in connection therewith, we changed our name to "FindEx.com, Inc." Pursuant to a Share Exchange Agreement dated March 7, 2000, we acquired all of the issued and outstanding capital stock of Reagan Holdings, Inc., a public company ("Reagan") from the shareholders of Reagan (the "Share Exchange"). As a result of the Share Exchange, we owned 100% of the outstanding capital stock of Reagan, Reagan became our wholly-owned subsidiary, and we became the successor issuer to Reagan for reporting purposes under the Securities Exchange Act of 1934.

         MARKETING AND SALES

At the retail level, we sell our software products to thousands of retail stores across the United States, many of which are members of the CBA. These stores vary from small, family-owned Christian bookstores to large chain bookstores such as LifeWay Christian Stores, Family Christian Stores and Berean Christian Stores. We face the continuing challenge of reaching these stores on a consistent basis to keep them informed of new releases, promotional offers, etc. In addition to advertising in trade publications and maintaining visibility at CBA trade shows and events, we believe that it is critical to be in direct personal contact with each customer routinely in order to maintain or increase our market position. Towards that end, our sales representatives are expected to contact each of our customers as well as each of the 3,500 independent stores that are not yet our customers at least once each calendar quarter and present them with the latest in our products and promotions. We believe our personalized approach to marketing provides us with an edge over our competition, which we believe rely predominantly on advertising to maintain and develop their relations with CBA customers.

In addition to retail sales, we also sell our software at the wholesale level to a number of distributors around the world. We currently sell to distributors in Canada, New Zealand, Australia, Malaysia, South Africa, South Korea, Germany, the United Kingdom, Singapore and the United States. These distributors, in turn, sell our QuickVerse/Bible study packages and our Membership Plus packages into both Christian and large, national secular retail outlets that sell off-the-shelf consumer software packages, such as Best Buy, CompUSA, Circuit City, OfficeMax and Staples. In the secular retail market, we continue to be a top seller of Bible study software and are developing additional product offerings and promotions to grow our market share.

On the Internet level, we are currently marketing our products through our www.findex.com, www.quickverse.com, and www.parsonschurch.com Websites. These sites provide customers across the United States and around the world the ability to purchase our software. We anticipate Internet orders will continue to increase as we expand our software product base and enhance our marketing efforts in this area.

We are also marketing our products directly to the consumer through catalog, email and other direct offerings. In the past, we utilized the strength of TLC's direct marketing and sales force. We are currently experimenting with various direct marketing organizations and expanding our efforts internally. We anticipate an increase during the upcoming year in our direct marketing sales initiatives.

All of our sales are currently fulfilled out of our warehouse located in LaVista, Nebraska.

         SIGNIFICANT CUSTOMERS AND SUPPLIERS

For the years ended December 31, 2001 and 2000, sales to TLC and subsidiaries, accounted for 7% and 41%, respectively, and sales to Navarre Corporation accounted for 17% and 14%, respectively, of consolidated revenue. The decrease in sales to TLC results from both a dispute we had with TLC throughout 2001 and TLC's cancellation of their contract with us to distribute our products into the secular retail market. Navarre and other smaller distributors have taken over the distribution of those products into the secular market in place of TLC. Since we transitioned our secular sales distribution from TLC to Navarre and other smaller distributors, we expect that sales of our products to Navarre will continue to account for a high percentage our revenue in the foreseeable future and our sales to TLC will continue to decrease as a percentage of consolidated revenue.

Also for the years ended December 31, 2001 and 2000, product and material purchases from TLC accounted for 23% and 17%, respectively, purchases from Cedar Graphics, Inc. accounted for 11% and 28%, respectively, purchases from Ivy Hill/Warner Media Services accounted for 21% and -0-%, respectively, purchases from Income Dynamics, Inc. accounted for 14% and -0-%, respectively, purchases from Kay Productions accounted for 12% and -0-%, respectively, purchases from Zomax Optical Media, Inc. accounted for -0-% and 13%, respectively, and purchases from N-Lightning Software Development, Inc. accounted for -0-% and 13%, respectively, of the total product and material purchases made by the Company. During the year 2001, we contracted with three new vendors for product and material purchases, which is reflected in the purchases from Ivy Hill/Warner Media Services, Income Dynamics, and Kay Productions. Furthermore, the decline in purchases for 2001 from Zomax Optical Media and N-Lightning Software Development resulted from terminated contracts.

         REGULATION

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally.

         COMPETITION

The market for our products is rapidly evolving and highly competitive. We face competition in chain-store, secular, CBA, direct and Internet sales. We currently or potentially compete with a variety of companies, including Logos Research Systems, Inc., Biblesoft, Inc., Thomas Nelson, Inc. and iExalt, Inc. Certain of our competitors have longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources than us. Moreover, we believe that competition from new entrants will increase as the market for religious products and services expands.

We compete in the religious software market primarily based upon the breadth and quality of our products and service offerings. With the TLC Licensing Agreement, we already make available many more titles through the CBA than any other software provider. We have the advantage of offering titles with such brand names as American Greetings (e.g. American Greetings Spiritual Expressions, American Greetings Sunday School Crafts and American Greetings Scrapbooks and
More). Additionally, we offer the CBA market educational and family titles from TLC that we believe are complimentary to its current offering and consistent with the desires of CBA shoppers. Through our partnership with TLC, we can offer more than 500 software titles to the CBA market.

         EMPLOYEES

We currently have nineteen full-time employees and three part-time employees. In addition, we have engaged the services of several consulting firms who are working full or part time for us in the area of product development. We rely heavily on our current officers and directors in operating the business, particularly Steven Malone, our President and Chief Executive Officer. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

Item 2.  Description of Property

Our principal executive offices are located at 11640 Arbor St, Suite 201, Omaha, Nebraska. We sublease these offices under a lease agreement with Ervin & Smith Inc. We also lease warehouse space in LaVista, Nebraska that we use as a distribution and fulfillment facility.

Item 3.  Legal Proceedings

We are currently involved in a dispute with The Zondervan Corporation based on royalty payments owed to them by the Company (see "Management's Discussion and Analysis or Plan of Operation - Revenues").

With the exception of the above listed legal dispute, there are no material threatened or pending legal proceedings of which we are currently aware. However, there can be no assurance that we will not be made a party to litigation in the future. Moreover, there can be no assurance that our insurance coverage will prove adequate to cover all liabilities arising out of any claims that may be initiated against us in the future. Any finding of liability imposed against us coupled with a lack of corresponding insurance coverage is likely to have an adverse effect on our business, financial condition, and operating results.

Item 4.  Submission of matters to a Vote of Security Holders

No matters were submitted to a Vote of Security Holders during the annual period ending December 31, 2001

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our Common Stock is traded on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol, "FIND". The Nasdaq Stock Market has implemented a change in its rules requiring all companies trading securities on the OTC Bulletin Board to become reporting companies under the Exchange Act of 1934. We were required to become a reporting company by the close of business on April 19, 2000.

FindEx.com acquired all the outstanding shares of Reagan to become successor issuer to it pursuant to Rule 12g-3 in order to comply with the reporting company requirements implemented by the Nasdaq Stock Market.

The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board. The prices have been adjusted to reflect the 20-to-1 reverse split of the Company's common stock effected in April 1999. The prices are inter-dealer prices, do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                              Common Stock

         2000                             High              Low

         First Quarter                  $10.625           $5.8125
         Second Quarter                  $7.750           $3.0000
         Third Quarter                   $3.500           $0.9063
         Fourth Quarter                  $1.500           $0.3750

         2001                             High              Low

         First Quarter                   $0.656           $0.150
         Second Quarter                  $0.350           $0.160
         Third Quarter                   $0.450           $0.050
         Fourth Quarter                  $0.190           $0.031

         Shareholders

As of March 31, 2002, there were approximately 800 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

         Dividends

During the last two years, no dividends have been paid on our common stock and we do not anticipate paying any dividends in the foreseeable future. Although it is our intention to utilize all available funds for the development of our business, no restrictions are in place that would limit or restrict our ability to pay dividends.

         Recent Sales of Unregistered Securities

In September 2001, we entered into a stock subscription agreement with Wall Street Connections, Inc. and issued 48,387 common shares to one accredited investor under Section 506 of Regulation D. The issuance and sale of these shares was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act of 1933, or
Section 506 of Regulation D promulgated thereunder, as a transaction not involving any public offering.

On October 25, 2001, pursuant to a consulting agreement with a company for strategic planning and development and enhancement of sales opportunities, we issued 500,000 common shares valued at $.13 per share.

On November 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, we issued 10,750 common shares valued at $.06 per share.

On December 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, we issued 10,750 common shares valued at $.04 per share.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion should be read together with the consolidated financial statements of FindEx.com, Inc. and the notes to the consolidated financial statements included elsewhere in this Form 10-KSB.

THE FOLLOWING DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS REGARDING OUR EXPECTATIONS FOR OUR BUSINESS AND ITS CAPITAL RESOURCES. THESE EXPECTATIONS ARE SUBJECT TO VARIOUS UNCERTAINTIES AND RISKS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM THESE FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF CERTAIN LIMITATIONS INHERENT IN SUCH STATEMENTS, SEE "FORWARD-LOOKING STATEMENTS" BELOW.

         GENERAL

We are a developer, publisher, distributor and supplier of "inspirational" and Christian faith-based, off-the-shelf software products to individuals and religious and other spiritual organizations including schools, churches and other faith-based ministries.

Our business plan is focused on fulfilling our objective of becoming the premier provider of Bible study and related software products and content to the domestic and international markets, through both acquiring established companies and ongoing internal development of new products and expanded content of existing products. Our religious software titles are divided among six categories: (i) QuickVerse/Bible Study, (ii) Financial/Office Management Products for Churches and other Christian Faith-Based Ministries, (iii) Print & Graphic Products, (iv) Pastoral Products, (v) Children's Products, and (vi) Language Tutorial Products.

At the retail level, we sell our software products to thousands of retail stores across the United States, many of which are members of the CBA. These stores vary from small, family-owned Christian bookstores to large chain bookstores such as LifeWay Christian Stores, Family Christian Stores and Berean Christian Stores. We face the continuing challenge of reaching these stores on a consistent basis to keep them informed of new releases, promotional offers, etc. In addition to advertising in trade publications and maintaining visibility at CBA trade shows and events, we believe that it is critical to be in direct personal contact with each customer routinely in order to maintain or increase our market position. Towards that end, our sales representatives are expected to contact each of our customers as well as each of the 3,500 independent stores that are not yet our customers at least once each calendar quarter and present them with the latest in our products and promotions. We believe our personalized approach to marketing provides us with an edge over our competition, which we believe rely predominantly on advertising to maintain and develop their relations with CBA customers.

In addition to retail sales, we also sell our software at the wholesale level to a number of distributors around the world. We currently sell to distributors in Canada, New Zealand, Australia, Malaysia, South Africa, South Korea, Germany, the United Kingdom, Singapore and the United States. These distributors, in turn, sell our QuickVerse/Bible study packages and our Membership Plus packages into both Christian and large, national secular retail outlets that sell off-the-shelf consumer software packages, such as Best Buy, CompUSA, Circuit City, OfficeMax and Staples. In the secular retail market, we continue to be a top seller of Bible study software and are developing additional product offerings and promotions to grow our market share.

On the Internet level, we are currently marketing our products through our www.findex.com, www.quickverse.com, and www.parsonschurch.com Websites. These sites provide customers across the United States and around the world the ability to purchase our software. We anticipate Internet orders will continue to increase as we expand our software product base and enhance our marketing efforts in this area.

We are also marketing our products directly to the consumer through catalog, email and other direct offerings. In the past, we utilized the strength of TLC's direct marketing and sales force. We are currently experimenting with various direct marketing organizations and expanding our efforts internally. We anticipate an increase during the upcoming year in our direct marketing sales initiatives.

All of our sales are currently fulfilled out of our warehouse located in LaVista, Nebraska.

Since we acquired the Parsons Church Division from Mattel in June 1999, we have experienced inconsistent growth. We expanded our presence in the CBA marketplace by increasing the frequency of customer contact by our sales representatives and by adding products desired by their customer base. We lost our presence in the secular retail marketplace, however, when, in March, 2000, TLC announced their decision to reduce their workforce and their line of software products promoted into the secular market. Since then, though, we have not only re-established our presence in the secular retail market by focusing time, talent and resources, we have expanded that presence beyond what it had previously been.

We continue to aggressively pursue our objective of becoming the premier provider of Bible study and related products and content to the domestic and international markets, and to offer explore additional technologies, products and services that are complementary to the affinity group we already serve. We have developed two (2) enhanced releases of our flagship product, QuickVerse, one (1) new product targeted mainly to the secular market, QuickVerse Essentials, and one (1) enhanced release of our top financial and data management product, Membership Plus. In October 2001, we released the Complete Bible Resource Library, a software program that contains Bible translations, Bible reference tools, multimedia programs, Christian clip-art images and interactive children's games. We also added distributorships for ItsDeductible, a software program that determines and tracks the proper fair market value of item donations; CJ's Closet, a children's software program of interactive adventures with Biblical themes; and The Holy Land Experience, a multi-media software program containing interactive maps, photographs, educational video lessons, and more bringing the ancient land to life. These distributorships were cancelled in January 2002 as we narrowed our focus to our own core products. We are currently researching new opportunities in technology for our existing software titles and expanding our financial product line.

         RESULTS OF OPERATIONS

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating only about 33% of our annual sales.

Our earnings before interest, taxes, depreciation, and amortization (EBITDA) for the twelve months ended December 31, 2001 was a loss of approximately $4,852,000 compared to an EBITDA loss of approximately $3,258,000 for the twelve months ended December 31, 2000. These losses, however, include several non-cash expenses. For the year ended December 31, 2001, we recognized expenses of $65,000 relating to 500,000 common shares issued to World Trade Partners, Inc. for consulting and business development services, $33,441 relating to 132,500 common shares issued to an individual for investor relations services, $43,201 relating to 125,000 warrants issued to Genesis Financial Group, LLC in compromise and settlement for consulting services, $50,323 relating to 150,000 warrants issued to Membrado & Montell, LLC for corporate legal service, and $181,392 relating to 510,000 warrants issued to Swartz Private Equity, LLC in conjunction with an equity line of credit. In addition, we wrote off bad debts totaling approximately $2,660,000 relating to sales to TLC and a loan in the amount of $240,00 made to 711.NET which went bankrupt, and increased our reserve for sales returns to approximately 26% of gross sales to reflect higher actual returns from the secular retail marketplace and our lack of inventory for the CBA marketplace.

For the year ended December 31, 2000, we recognized expenses of $555,363 relating to 120,000 common shares issued to IC Capital, LLC for investor relations services, $181,250 relating to 50,000 common shares issued to Genesis Financial Group, LLC for consulting services, $2,171,875 relating to 250,000 common shares issued to MHE, Inc. for consulting services, and $328,571 to Business Investor Services, Inc. relating to 100,000 shares and 100,000 warrants for consulting services. In addition, we increased our reserve for sales returns by $150,720 and our reserve for rebates by $92,300 to reflect higher expected future occurrences due to our expanded presence in the secular retail marketplace.

         Revenues

We recognize software revenue net of estimated returns and allowances for returns, price discounts and rebates, upon shipment of product, which is when title passes, provided that collection of the resulting receivable is probable and we have no significant obligations. Revenue from inventory out on consignment is recognized when the consignee sells the product. Revenue associated with advance payments from customers is deferred until products are shipped. Revenue for software distributed electronically via the Internet is recognized upon delivery.

Product return reserves are based upon a percentage of total retail and direct sales for the period and may increase or decrease as actual returns are processed. Product returns or price protection concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results. See "Risk Factors - Product returns that exceed our anticipated reserves could result in worse than expected operating results." Product returns from distributors and Christian bookstores are allowed primarily in exchange for new products or for credit towards purchases as part of a stock-balancing program. These returns are subject to certain limitations that may exist in the contract that we have with them. Under certain circumstances, such as termination or when a product is defective, distributors and bookstores could receive a cash refund if returns exceed amounts owed. Returns from sales made directly to the consumer are accepted within 30 days of purchase and are issued a cash refund.

Software products are sold separately, without future performance such as upgrades or maintenance, and are sold with post contract customer support (PCS) services, customer service and technical support assistance. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to our customers. We do not defer the recognition of revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. We accrue the estimated associated costs of providing this free support upon product shipment. We also offer several plans under which customers are charged for technical support assistance. For plans where we collect fees in advance, we recognize revenue over the period of service, which is generally one year.

Shipping and handling costs in connection with our software products are expensed as incurred and included in cost of goods sold.

Gross revenues decreased from $7,947,000 for the year ended December 31, 2000 to $3,468,000 for the year ended December 31, 2001. Sales returns and allowances decreased from $792,000 for the year ended December 31, 2000 to $607,000 for the year ended December 31, 2001 but increased as a percentage of gross sales from approximately 11% for the year ended December 31, 2000 to approximately 26% for the year ended December 31, 2001. On March 8, 2000, TLC, canceled a distribution agreement that we had had in place with them. Realizing the importance of that marketplace to our business plan, we began the process of establishing those relationships on our own behalf. Key distributors in the secular market began placing orders with us on a test basis in early third quarter 2000 and by late third quarter 2000, they began placing significant orders in preparation for the Christmas retail season. The full benefit of these efforts was not realized until fourth quarter of 2000 and is continuing to expand. In addition, Mattel Interactive, the direct sales division of Mattel Corporation, made significant reductions in workforce and product lines. This decision on their part resulted in significantly fewer and smaller orders during the last three quarters of 2000. Finally, 1999 gross revenues reflect the release of our top two titles:
QuickVerse Version 6.0 (QV6) in early October 1999, and Membership Plus Version
6.0 in mid November 1999. Gross revenues for 2000 reflect the introduction of one new title, QuickVerse Essentials, in the first quarter, immediately before The Learning Company cancelled the distribution agreement, and the release of QuickVerse Version 7.0 (QV7) in mid November 2000. The earlier release of QV6 in 1999 allowed our customers to sell down their initial orders and place reorders in time for the Christmas season. The timing of the release of QV7 did not provide adequate time for the initial orders to be sold through.

Historically, we have reproduced and distributed the Zondervan NIV Bible pursuant to a content licensing agreement with The Zondervan Corporation (part of the Parsons License Agreement) which provides that we will pay a royalty fee of 10% of net sales on the stand-alone product and $8.00 per unit on total net units of QuickVerse. The products containing the Zondervan NIV Bible, including QuickVerse, accounted for approximately 31% of our revenues in fiscal year 2000 and approximately 35% of our revenues in 2001. Due to our shortage in working capital, we are significantly in arrears on the royalty payments due under such licensing agreement. On April 5, 2001, we received a notice from The Zondervan Corporation informing us that they are terminating our rights to the Zondervan NIV Bible under the Parsons Licensing Agreement. On October 12, 2001, Zondervan was granted a court order in the United States District Court in the Western District of Michigan ordering FindEx to cease selling, marketing and manufacturing any product that incorporates Zondervan's copyrighted material. As of

October 26, 2001 we reached a written payment agreement with Zondervan whereby they would not enforce the court order and we would continue to ship products containing Zondervan's NIV Bible. We failed to meet our first payment obligation due to Zondervan on November 12, 2001 in accordance with the payment agreement. On November 14, 2001, Zondervan pursued its enforcement rights under the court order by serving notice that we cease selling, marketing and manufacturing all products containing their copyrighted material. As of the date hereof, we are abiding by the court order. We are continuing to attempt to work with Zondervan, however, to reach an alternate settlement which would allow us to continue to sell, market and manufacture Zondervan's copyrighted material, but that we believe that we are capable of fulfilling given our current financial condition. We are tentatively scheduled to meet with representatives of The Zondervan Corporation for mediation discussions on May 7, 2002. However, there can be no assurance that we will be able to negotiate any such settlement and any continued enforcement of the court order would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

We experienced significantly larger product returns during the fourth quarter of 2000 and the first quarter of 2001 as our secular distributors returned product in the channel to stock up for the Christmas season and returned the excess after the Christmas shopping season was complete. Product returns during the other quarters were consistent. Product returns are typically higher in the secular marketplace than the Christian marketplace. As the distributors place the products into the secular retail channel, they monitor the sell-through rates of those products and generally return quantities of those that aren't selling as anticipated. This practice contrasts with the Christian marketplace in that the quantities ordered are generally smaller and the retailer is willing to hold on to the products for a longer period of time before making the decision to return. The release of QuickVerse 7 in November 2000 also increased the quantity of returns of prior Versions as stores made shelf space.

         COST OF SALES

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce and package software products. The direct costs and manufacturing overhead increased from 15.5% of gross revenues in 2000 to 23.1% of gross revenues in 2001. This increase was a result of our shortage of working capital. Materials were purchased in smaller quantities resulting in higher unit costs. In addition, some of our older inventory was sold to a software liquidator at margins much lower than normal. The direct costs and manufacturing overhead percentage is expected to decrease back to 2000 levels as working capital is more readily available and we are again able to take advantage of larger orders and renewing relationships with preferred vendors. Royalties to third party providers of intellectual property also increased from 13.1% of gross revenues in 2000 to 14.1% of gross revenues in 2001. The royalty rate increase also stems from our working capital shortage. Fixed unit royalties on several of the titles contained in QuickVerse were unaffected by price reductions or liquidation of old Versions. In addition, 2001 reflects a full year of increased royalties on QuickVerse 7 as several new titles were added with its release in the fourth quarter of 2000 and the entire content of the QuickVerse Greek Edition was included as basic content of the Deluxe Version while continuing to be marketed as a separate product. The royalty rate as a percentage of gross sales is also expected to decrease back to 2000 levels as working capital is more readily available and we can avoid liquidation sales for our cash needs.

         SALES, GENERAL AND ADMINISTRATIVE

Operating expenses for 2001 include approximately $388,000 in non-cash expenses for stock and warrants issued for services and approximately $2,660,000 in non-cash bad debt expense (see "RESULTS OF OPERATIONS" above).

Sales expenses reflect a decrease in the provision for technical support costs, advertising costs and rebates. We began providing our own technical support in April 2001 effectively lowering the matching of future technical support costs related to sales from the current year period. Prior to that point, we operated under an agreement with TLC whereby TLC provided technical support and billed FindEx based on the monthly number of technical support calls received. It is anticipated that future technical support costs will remain lower, on a per instance basis, than that provided by TLC. Advertising and rebates were significantly limited by our lack of working capital to pursue available opportunities.

Research and development costs include salaries and benefits of personnel and third parties conducting research and development of software products. Research and development expenses decreased in 2001 reflecting a development period for QuickVerse 7 in 2000 and no significant development in 2001. Research and development expenses are expected to increase in future periods as we add new products and Versions to our product mix.

Personnel costs decreased approximately $170,000 from 2000 to 2001 primarily from a reduction in staff but also from the change in executive management. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the technical support and direct marketing staff. Corporate services decreased approximately $2,980,000 from a reduction in business consulting and valuation services contracts. Legal costs increased approximately $168,000 from settlement of a dispute with Genesis Financial Group, LLC, over payment for services provided during 1999 and 2000, from consultation provided regarding our disputes with TLC and Zondervan, and preparation and filing of our registration statement. It is anticipated that legal costs will continue to be higher than those recorded in the comparable prior year period until the disputes with TLC and Zondervan are finally resolved. Travel costs decreased approximately $57,000 as sales staff reduced sales efforts in line with cash resources.

We did not pursue any acquisitions during 2001 and, thus, did not incur any acquisition costs. Costs associated with acquiring Reagan Holdings, Inc. amounted to $150,000 for the year 2000. We do not expect to pursue acquisitions during 2002 but do expect future acquisition costs to continue as we pursue our business plan for growth by acquiring companies that are synergistic with our current product line and customer base.

Bad debt expense increased approximately $2,642,000 as management determined a note receivable in the amount of $240,000 with 711.net and net accounts receivable from TLC of approximately $2,400,000 were deemed un-collectible. We have reached a tentative settlement with TLC whereby none of the receivable balance will be collected.

         INCOME TAX BENEFITS

Our effective tax rate differs from the statutory federal rate due to differences between income and expense recognition prescribed by the Internal Revenue Code and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating property and equipment. Amortization of the software license agreement is on a straight-line basis over the ten-year term for financial reporting while deductible when paid for income tax purposes. Changes in estimates (reserves) are recognized as expense for financial reporting but are not deductible for income tax purposes.

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. Because of this uncertainty, we have recorded a valuation allowance to offset the net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the software license agreement. We currently have net operating loss carryforwards, for income tax purposes, of approximately $9,767,000. The carryforwards are the result of income tax losses generated in 1996 ($50,000 expiring in 2011), 1997 ($77,000 expiring in 2012), 1998 ($54,000 expiring in 2018), 2000 ($4,418,000 expiring in
2020) and 2001 ($5,168,000 expiring in 2021). We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $490,000 to fully utilize the current loss carryforwards. We believe this is achievable through careful expense management and continued introduction of new products and enhanced Versions of our existing products. In addition, the deductions currently taken for license agreement payments will expire within the next year and taxable income will be greater than income for financial reporting purposes.

Management expects the deductible temporary differences (reserves) to reverse sometime beyond the next fiscal year.

         LIQUIDITY AND CAPITAL RESOURCES

To date, FindEx has funded its purchase of the Parsons Church Division primarily through operations. Since inception, we have raised approximately $2,250,000 in net proceeds from equity financings to fund the acquisition and working capital needs. We have focused on fulfilling the software license obligation and have been unable to meet our royalty and trade debt obligations. In addition, the dispute with TLC over specific performance provisions of and payments due on the TLC Distribution Agreement has also lead to the shortage of working capital.

As of December 31, 2001, FindEx had $1,135,024 in current assets, $6,895,461 in current liabilities and a retained deficit of $10,002,755. We had a net loss before income taxes of $5,460,230 for the year ended December 31, 2001. Operating expenses for 2001 included approximately $388,000 in non-cash expenses for stock issued for services and approximately $2,660,000 in non-cash bad debt expense (see "RESULTS OF OPERATIONS" above). Negative cash flow from operations for 2001 was $65,500 compared to positive cash flow from operations of $978,895 for 2000.

Net cash used by operating activities was $65,500 and provided by operating activities was $978,895, for the years ended December 31, 2001 and 2000, respectively. The increase in cash used was primarily due to a decrease in sales by approximately 60% from 2000, partially offset by amortization of the software license, non-cash operating expenses, and bad debt expense.

Net cash used in investing activities was $17,415 and $2,357,218 for the years ended December 31, 2001 and 2000, respectively. The decrease in cash used relates primarily to payments made on the software license agreement. FindEx made several payments during the year ended December 31, 2000 and did not make any payments during 2001.

Net cash provided by financing activities was $68,287 and $1,252,819 for the years ended December 31, 2001 and 2000, respectively. For the year 2001, cash provided by financing activities represented a small private placement with Wall Street Connections, Inc. and net proceeds from an accounts receivable factoring arrangement. We also had a minor adjustment in the Parsons License Agreement as part of the tentative settlement. We were not able to meet payment due dates on the outstanding notes payable during 2001 but have made several payments towards those notes in 2002.

On March 19, 2001, we entered into an Accounts Receivable Financing Agreement with Alliance Financial Capital, Inc. ("AFC"). Pursuant to this agreement, AFC agrees to purchase selected accounts receivable on a discounted basis, including, without limitation, full power to collect, compromise, sue for, assign, or in any manner enforce collection thereof. The agreement provides for advances of 60% toward the purchase of the invoices with a credit line of $250,000. The terms call for 40% to be held in a reserve account from the collection of each invoice. Invoices not paid by the customer within 90 days of shipment are required to be repurchased by us out of the reserve account. The agreement carries a 12-month term with a minimum monthly fee equal to one half of one percent (.5%). The term renews automatically in 12-month increments unless a written request for termination is received by AFC at least 30 days before the renewal date. During the year ended December 31, 2001, we sold accounts receivable totaling $391,312 to AFC under this agreement receiving cash of $236,466. At December 31, 2001, the balance of accounts transferred remaining open was $46,235 securing debt of $28,214.

We do not currently have adequate funds available to fund its operations over the next twelve months. In order to maintain current level of operations, we will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, funding pursuant to private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions.

In an effort to substantially reduce our monthly expenses and restore profitability at our current and forecasted near-term sales volume, we reduced our workforce by approximately 50% in November 2001. In addition, we reviewed our operating facilities needs for further savings opportunities and closed our sales office in Cedar Rapids, Iowa. Our reduction in personnel expenses and the operating expenses associated with the closing of our Cedar Rapids office, coupled with the reduction in further operating expenses that we would experience were we to move forward with our contemplated cutback in physical facilities would provide combined annual savings of approximately $750,000. We are also assessing other operating costs for purposes of identifying potential savings opportunities.

Although there can be no assurance, we believe that through a combination of outside sources of capital and revenues generated from direct-to-consumer sales, we will have sufficient sources of capital to meet our operating needs. However, any substantial delays in receipt of or failure to obtain such capital and delays in product releases will prevent us from operating as a going concern, given its limited revenues and capital reserves.

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

WE HAVE EXPERIENCED, AND MAY CONTINUE TO EXPERIENCE, REDUCED REVENUES DUE TO DELAYS IN THE INTRODUCTION AND DISTRIBUTION OF OUR PRODUCTS. We cannot be certain that we will be able to meet our planned release dates for our new software releases. If we cannot release an important new product during the scheduled quarter, our revenues would likely be reduced in that quarter. In the past, we have experienced significant delays in our introduction of some new products. For instance, delays in duplication, packaging and distribution caused our QuickVerse Version 7.0 to begin arriving at retailers over the 2000 Thanksgiving holiday. As a result, we experienced fewer sales of these products than we would have if the products were in stores before the holiday selling season began, which had a materially adverse effect on our operating results for the 2000 fourth quarter. It is likely in the future that delays will continue to occur and that some new products will not be released in accordance with our internal development schedule or the expectations of public market analysts and investors.

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

THE LOSS OF ANY OF OUR KEY EXECUTIVES OR OUR FAILURE TO ATTRACT, INTEGRATE, MOTIVATE AND RETAIN ADDITIONAL KEY EMPLOYEES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. Our success depends to a large degree upon the skills of our senior management team and key employees and upon our ability to identify, hire, and retain additional sales, marketing, technical, and financial personnel. The loss of any of our key executives or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business. We may be unable to retain our existing key personnel or attract and retain additional key personnel. Competition for these personnel in the software and technology industry is intense and identifying personnel with experience in this industry is even more difficult. We are in a relatively new market, and there are a limited number of people with the appropriate combination of skills needed to provide the services that our customers require. We depend particularly upon the services of Steven Malone, our Chief Executive Officer and President.

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

IF WE CANNOT OBTAIN CD-ROM MANUFACTURING AND PACKAGING SERVICES ON A TIMELY BASIS, WE MAY NOT BE ABLE TO TIMELY DELIVER OUR CD-ROM PRODUCTS TO DISTRIBUTORS AND RETAILERS AND OUR SALES WILL BE ADVERSELY AFFECTED. We use third party vendors to press CD-ROM disks, assemble purchased product components, and print product packaging and user manuals in connection with the retail distribution of our software. We do not have contractual agreements with any of our third party vendors, which may result in our inability to secure adequate services in a timely manner. If we cannot obtain adequate manufacturing services, we will not be able to timely produce and deliver our CD-ROM products to distributors and retail stores for ultimate sale to consumers, which will adversely affect our sales and operating results.

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

Additionally, a majority of the unit sales for our products typically occurs in the quarter in which the product is introduced. As a result, our revenues may increase significantly in a quarter in which a major product introduction occurs and may decline in following quarters.



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

TO DEVELOP PRODUCTS THAT CONSUMERS DESIRE, WE MUST MAKE SUBSTANTIAL INVESTMENTS IN RESEARCH AND DEVELOPMENT TO KEEP UP WITH THE RAPID TECHNOLOGICAL DEVELOPMENTS THAT ARE TYPICAL IN OUR INDUSTRY. The Bible-study, inspirational content, and entertainment software market and are subject to rapid technological developments. To develop products that consumers and church and other faith-based organizations desire, we must continually improve and enhance our existing products and technologies and develop new products and technologies that incorporate these technological developments. We cannot be certain that we will have the financial and technical resources available to make these improvements. We must make these improvements while remaining competitive in terms of performance and price. This will require us to make substantial investments in research and development, often times well in advance of the widespread release of the products in the market and any revenues these products may generate.

OUR PROPRIETARY TECHNOLOGY MAY NOT BE ADEQUATELY PROTECTED FROM UNAUTHORIZED USE BY OTHERS, WHICH COULD INCREASE OUR LITIGATION COSTS AND ADVERSELY AFFECT OUR SALES. Our ability to compete with other Bible and inspirational content software companies depends in part upon our proprietary technology. Unauthorized use by others of our proprietary technology could result in an increase in competing products and a reduction in our sales. We rely on trademark, trade secret and copyright laws to protect our technology. We cannot be certain, however, that these precautions will provide meaningful protection from unauthorized use by others. If we must pursue litigation in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely make substantial expenditures and divert valuable resources. In addition, many foreign countries' laws may not protect us from improper use of our proprietary technologies outside of the United States. We may not have adequate remedies if our proprietary rights are breached or our trade secrets are disclosed.

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

WE FACE ADDITIONAL RISKS AS A RESULT OF OUR INTERNATIONAL SALES. We currently sell through distributors to many foreign countries. Many of these distributors are not United States companies, and we therefore face certain risks associated with doing business outside of the United States. We also plan to further expand our services to international markets. Expanding into overseas operations may cost more than we expect. We also may be unsuccessful in expanding our presence in international markets, and we might lose all or part of our investment in those operations. As we expand into international operations, we will be increasingly subject to various risks associated with international operations in addition to the other business risks described in this memorandum. These risks include the following:

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

Item 7.           Financial Statements





                          INDEPENDENT AUDITOR'S REPORT






To the Board of Directors and Stockholders of FindEx.com, Inc.:

We have audited the accompanying balance sheets of FindEx.com, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FindEx.com, Inc. as of December 31, 2001 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are described in Note 16. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm & Associates
North Salt Lake, Utah
February 26, 2002

                         FindEx.com, Inc.
                    CONSOLIDATED BALANCE SHEETS
                         December 31, 2001

                             ASSETS
CURRENT ASSETS
        Cash and cash equivalents
            Unrestricted cash - overdraft                                              $           (6,645)
            Restricted cash                                                                        13,785
                                                                                       --------------------
                 Total cash and cash equivalents                                                    7,140
        Accounts receivable, trade (Note 2)                                                       460,170
        Inventories (Note 3)                                                                      646,246
        Other current assets                                                                       21,468
                                                                                       --------------------

            TOTAL CURRENT ASSETS                                                                1,135,024
                                                                                       --------------------

PROPERTY AND EQUIPMENT, net (Note 4)                                                               92,185
                                                                                       --------------------

OTHER ASSETS
        Software license, net (Note 5)                                                          3,776,306
        Other assets                                                                               12,558
                                                                                       --------------------
            TOTAL OTHER ASSETS                                                                  3,788,864
                                                                                       --------------------

            TOTAL ASSETS                                                               $        5,016,073
                                                                                       ====================

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        License fees payable (Note 5)                                                  $         1,051,785
        Notes payable (Note 6)                                                                     749,000
        Accrued royalties                                                                        2,082,694
        Accounts payable                                                                         1,521,520
        Rebates payable                                                                            443,477
        Accrued expenses                                                                           649,290
        Reserve for sales returns                                                                  225,269
        Reserve for technical support                                                              172,426
                                                                                       --------------------

            TOTAL CURRENT LIABILITIES                                                            6,895,461
                                                                                       --------------------

LONG-TERM LIABILITIES
        Accounts payable refinanced (Note 17)                                                       71,322
        Non-current deferred taxes (Note 7)                                                      1,147,043
                                                                                       --------------------
            TOTAL LONG-TERM LIABILITIES                                                          1,218,365
                                                                                       --------------------

STOCKHOLDERS' EQUITY (Note 8)
        Preferred stock, Series A, $.001 par value, 5,000,000
            shares authorized, 11,400 shares issued and outstanding                                     11
        Preferred stock, Series B, $.001 par value, 5,000,000
            shares authorized, 40,000 shares issued and outstanding                                     40
        Common stock, $.001 par value, 50,000,000 shares
            authorized, 11,231,600 shares issued and outstanding                                    11,231
        Paid-in capital                                                                          6,893,720
        Retained (deficit)                                                                     (10,002,755)
                                                                                       --------------------
            TOTAL STOCKHOLDERS' EQUITY                                                          (3,097,753)
                                                                                       --------------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $         5,016,073
                                                                                       ====================

    The accompanying notes are an integral part of these financial statements.

FindEx.com, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For the Years Ended
                                                                 December 31,
                                                          2001                    2000
                                                -----------------------  ----------------------
REVENUES, net of reserves and allowances        $         2,755,658      $           7,154,964

COST OF SALES                                             1,374,759                  2,270,144
                                                -----------------------  ----------------------

GROSS PROFIT                                                 1,380,899               4,884,820
                                                -----------------------  ----------------------

OPERATING EXPENSES
      Sales                                                 821,525                  1,653,232
      General and administrative                          2,751,483                  6,471,286
      Depreciation and amortization                         534,749                    611,525
      Bad debt expense                                   2,659,994                      18,024
                                                -----------------------  ----------------------
           TOTAL OPERATING EXPENSES                          6,767,751               8,754,067
                                                -----------------------  ----------------------

LOSS FROM OPERATIONS                                        (5,386,852)             (3,869,247)
                                                -----------------------  ----------------------

OTHER INCOME (EXPENSES)
      Interest income                                         12,601                    10,171
      Other income                                            2,389                      2,873
      Interest expense                                     (88,368)                    (58,939)
                                                -----------------------  ----------------------
           NET OTHER INCOME (EXPENSES)                         (73,378)                (45,895)
                                                -----------------------  ----------------------

NET LOSS BEFORE INCOME TAXES                                (5,460,230)             (3,915,142)

      INCOME TAXES                                      (2,140,123)                  1,561,003
                                                -----------------------  ----------------------

NET LOSS                                        $           (7,600,353)  $          (2,354,139)
                                                =======================  ======================

NET LOSS PER SHARE
      Basic                                     $              (0.71)    $            (0.24)
                                                =======================  ======================
      Diluted                                   $              (0.71)    $            (0.24)
                                                =======================  ======================

WEIGHTED NUMBER OF SHARES OUTSTANDING
      Basic                                                 10,744,519               9,790,868
                                                =======================  ======================
      Diluted                                               10,744,519               9,790,868
                                                =======================  =======================








    The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                            Retained
                                                 Preferred Stock  Common Stock                Paid-In       Earnings
                                               Series A Series B    Shares       Amount       Capital       (Deficit)         Total
                                                ------  -------  ------------  ----------  ------------- --------------  -----------
 Balance as previously reported, December 31, 1999  20  $ 68     9,072,312    $  9,072     $ 2,248,617  $    245,732    $ 2,503,509
      Prior period adjutment (Note 9)               -      -             -           -              -       (234,921)      (234,921)
                                                  ----  -----  ------------    --------   ------------   ------------   ------------

 Balance, restated, December 31, 1999              20     68     9,072,312       9,072      2,248,617         10,811      2,268,588

      Issuance of Common Stock                      -      -       150,000         150            551                           701
         for Acquisition of Reagan Holdings, Inc.
      Conversion of preferred stock                (5)   (28)      233,333         233              -                           200
      Preferred Series A common stock dividend      -      -           695           1          3,496         (3,541)           (44)
      Preferred Series B common stock dividend      -      -        17,109          17         51,160        (51,333)          (156)
      Common stock issued for cash                  -      -       362,500         363        724,637                       725,000
      Offering cost                                 -      -        24,375          24        (21,204)                      (21,180)
      Common stock issued for services              -      -       649,285         649      3,314,925                     3,315,574
      Common stock warrants issued for services     -      -            -           -         106,696                       106,696
      Pre-EJH debt reclassification                 -      -            -           -          58,003                        58,003
      Net Loss December 31, 2000                    -      -            -           -      (2,354,139)    (2,354,139)
                                                   ----  -------  ------------  ----------  ------------- --------------  ----------

 Balance, December 31, 2000                        15     40    10,509,609      10,509      6,486,881     (2,398,202)     4,099,243

      Conversion of preferred stock                (4)     -        36,000          36              -              -             32
      Preferred Series A common stock dividend      -      -         5,104           5          4,163         (4,200)           (32)
      Common stock issued for cash                  -      -        48,387          48         14,952              -         15,000
      Common stock issued for services              -      -       632,500         633        112,808              -        113,441
      Common stock warrants issued for services     -      -             -           -        274,916              -        274,916
      Net Loss December 31, 2001                    -           -                      -      -           (7,600,353)    (7,600,353)
                                                 ----- ------  ------------  ----------  ------------- --------------  -------------

 Balance, December 31, 2001                        11   $ 40    11,231,600    $ 11,231    $ 6,893,720  $ (10,002,755)   $(3,097,753)
                                                 ===== ======  ============  ==========  ============= ==============  =============





     The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Years Ended
                                                                            December 31,
                                                                           2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES
     Cash received from customers                                   $   3,274,383  $  6,704,383
     Cash paid to suppliers and employees                              (3,301,061)   (5,725,619)
     Interest paid                                                        (21,142)       (1,424)
     Interest received                                                     17,945         4,827
     Income taxes paid                                                    (35,625)       (3,272)

                  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        (65,500)      978,895

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash received in merger with Reagan Holdings, Inc.                         -           701
     Cash paid for notes receivable                                             -      (240,000)
     Acquisition of property, plant and equipment                         (14,215)      (35,538)
     Deposits made                                                         (3,200)         (250)
     Cash paid for software license agreement                                   -    (2,073,788)
     Website development costs                                                  -        (8,343)

                  NET CASH USED BY INVESTING ACTIVITIES                   (17,415)   (2,357,218)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of notes payable                                    -       549,000
     Proceeds from line of credit, net                                     28,214             -
     Proceeds from issuance of stock                                       15,000       703,819
     Addition to license agreements                                        25,073             -

                  NET CASH PROVIDED BY FINANCING ACTIVITIES                68,287     1,252,819

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                               (14,628)     (125,504)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             21,768       147,272

                  CASH AND CASH EQUIVALENTS, END OF PERIOD          $       7,140  $     21,768

RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                       $  (7,600,353) $ (2,354,139)
     Adjustments to reconcile net loss to net cash
          provided (used) by operating activities:
              Depreciation & amortization                                 534,749       611,525
              Bad debt expense                                          2,659,994        18,024
              Stock issued for services                                   388,357     3,422,270
          Change in assets and liabilities:
              (Increase) decrease in accounts receivable                  335,819      (604,174)
              (Increase) in refundable income taxes                        (1,548)            -
              (Increase) in inventories                                   (28,344)      (72,554)
              (Increase) decrease in prepaid expenses                      18,199       (21,244)
              (Increase) decrease in note receivable                      240,000             -
              Increase in accounts payable                                404,554        92,729
              (Decrease) in income taxes payable                          (42,556)     (730,716)
              Increase (decrease) in deferred taxes                     2,148,602      (833,559)
              Increase in accrued royalties                               483,221       870,602
              Increase in other liabilities                               393,806       580,131

                  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES  $     (65,500) $    978,895

   The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001


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

FindEx is a retail, wholesale and Internet supplier of personal computer software products to business and religious organizations and individuals around the world. In June 1999, the Company completed an exclusive license agreement with Parsons Technology, Inc., a subsidiary of The Learning Company (TLC), formerly Mattel (MAT) Corporation, for the Parsons Church Division of Mattel. In so doing, FindEx obtained the exclusive right to market, sell and continue to develop several Bible study software products. The Company develops and publishes church and Bible study software products designed to simplify Biblical research and streamline church office tasks.

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

Concentrations

Financial instruments that potentially subject FindEx to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. FindEx places its cash and cash equivalents at well-known, quality financial institutions. At times, cash balances held at financial institutions were in excess of federally insured limits. FindEx sells a majority of its products to end-users through distributors, Christian bookstores, and telemarketing efforts. Although FindEx attempts to prudently manage and control accounts receivable and performs ongoing credit evaluations in the normal course of business, the Company generally requires no collateral on its product sales.

During the years ended December 31, 2001 and 2000, the Company had two major customers that individually accounted for 10% or more of the annual sales. Sales to Customer A accounted for 7% and 41%, respectively, and sales to Customer B accounted for 17% and 14%, respectively, of consolidated revenue for the years ended December 31, 2001 and 2000. Accounts receivable relating to Customer A and Customer B, were $-0- and $236,882 as of December 31, 2001, respectively.

During the years ended December 31, 2001 and 2000, seven vendors provided purchases individually of 10% or more of the total product and material purchases as follows: Vendor A accounted for 23% and 17%, respectively, Vendor B accounted for 11% and 28%, respectively, Vendor C accounted for 21% and -0-%, respectively, Vendor D accounted for 14% and -0-%, respectively, Vendor E accounted for 12% and -0-%, respectively, Vendor F accounted for -0-% and 13%, respectively, and

Vendor G accounted for -0-% and 12%, respectively. Accounts payable relating to Vendor A, Vendor B, Vendor C, Vendor D, Vendor E, Vendor F, and Vendor G were $-0-, $119,746, $184,028, $120,219, $102,477, $-0-, and $39,327, respectively, as of December 31, 2001.

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

Software Development Costs

SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, provides for the capitalization of certain software development costs once technological feasibility is established. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Through December 31, 2001, the Company believes its process for developing software was essentially completed concurrent with the establishment of technological feasibility, and accordingly, no software development costs have been capitalized to date. For 2001, research and development costs incurred and charged to expense were $17,946.

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

Intangible Assets

Amortization of intangible assets is provided on the straight-line method over the useful lives.

Revenue Recognition

The Company recognizes software revenue net of estimated returns and allowances for returns, price discounts and rebates, upon shipment of product, which is when title passes, provided that collection of the resulting receivable is probable and we have no significant obligations. Revenue from inventory out on consignment is recognized when the consignee sells the product. Revenue associated with advance payments from customers is deferred until products are shipped. Revenue for software distributed electronically via the Internet is recognized upon delivery.

Product returns from distributors and Christian bookstores are allowed primarily in exchange for new products or for credit towards purchases as part of a stock-balancing program. These returns are subject to certain limitations that may exist in the contract. Under certain circumstances, such as termination or when a product is defective, distributors and bookstores could receive a cash refund if returns exceed amounts owed. Returns from sales made directly to the consumer are accepted within 30 days of purchase and are issued a cash refund.

Software products are sold separately, without future performance such as upgrades or maintenance, and are sold with post contract customer support (PCS) services, customer service and technical support assistance. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to our customers. We do not defer the recognition of revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. We accrue the estimated associated costs of providing this free support upon product shipment. We also offer several plans under which customers are charged for technical support assistance. For plans where we collect fees in advance, we recognize revenue over the period of service, generally one year.

The Company maintains an allowance for potential credit losses and an allowance for anticipated returns on products sold to distributors, Christian bookstores, and direct customers. The allowance for sales returns is estimated based on a calculation of forecast sales to the end-user in relation to estimated current channel inventory levels.

Shipping and handling costs in connection with our software products are expensed as incurred and included in cost of goods sold.

Advertising

Advertising costs, including direct response advertising costs, are charged to operations as incurred. The Company has determined that direct response advertising costs are insignificant. Total advertising costs for the years ended December 2001 and 2000 were approximately, $615,000, and $824,000, respectively.

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

Fair Value of Financial Instruments

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments because of the short maturity of those instruments.

NOTE 2 - ACCOUNTS RECEIVABLE

At December 31, 2001, accounts receivable consisted of the following (see Note 1
- Concentrations):

         Trade receivables                                      $469,170
         Less:  Allowance for doubtful accounts                    9,000
                                                          ---------------
                                                                $460,170
                                                          ===============

During the year ended December 31, 2001, we transferred accounts receivable totaling $391,312 to a lender for cash proceeds of $236,466. The transfer agreement includes a repurchase requirement and, accordingly, the proceeds were accounted for as a secured borrowing. At December 31, 2001, the balance of receivables transferred and included in trade receivables was $46,235. The remaining secured borrowing balance of $28,214 is included in Accrued expenses.

NOTE 3 - INVENTORIES

At December 31, 2001, inventories consisted of the following:

         Finished goods                                               $555,246
         Raw materials                                                  91,000
                                                                 --------------
                                                                      $646,246
                                                                 ==============

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2001, property and equipment consisted of the following:

         Office furniture and fixtures                       $35,858
         Office equipment                                     20,428
         Warehouse equipment                                  28,923
         Computer software                                    16,731
         Computer equipment                                   54,213
                                                       --------------
                                                             156,153
         Less:  Accumulated depreciation                      63,968
                                                       --------------
                                                            $ 92,185
                                                       ==============

NOTE 5 - SOFTWARE LICENSE AGREEMENT

As indicated in Note 1, in June 1999, the Company completed an exclusive license agreement with Parsons Technology, Inc., a subsidiary of The Learning Company, for the Parsons Church Division. In so doing, FindEx obtained the exclusive right to market, sell, and continue to develop several top-selling Bible study software products including the Zondervan NIV Bible and QuickVerse. The agreement calls for a non-refundable license fee in the amount of $5,000,000, payable in installments of: (1) $1,000,000 upon execution of the agreement, (2) $500,000 on August 1, 1999, (3) $500,000 on September 7, 1999, (4) $1,500,000 on
December 7, 1999, (5) $1,000,000 on March 7, 2000, and (6) $500,000 on June 7,
2000. The agreement carries a ten-year term from the date of execution and also includes a five-year non-compete provision (see Note 1 - Concentrations and Note
14). The license is amortized over the term using the straight-line method.

NOTE 6 - NOTES PAYABLE

At December 31, 2001, notes payable consisted of the following:

         Demand note payable to a corporation, with interest at 9%.  Unsecured.                             $650,000

         Demand note payable to a corporation, with interest at 15%.  Secured by accounts
         receivable and convertible, at the option of the holder, into 50,000 common shares.                  33,000

         Demand note payable to a corporation, with interest at 15%.  Secured by accounts
         receivable and convertible, at the option of the holder, into 50,000 common shares.                  33,000

         Demand note payable to a corporation, with interest at 15%.  Secured by accounts
         receivable and convertible, at the option of the holder, into 50,000 common shares.                  33,000
                                                                                                       --------------
                                                                                                            $749,000
                                                                                                       ==============

NOTE 7 - INCOME TAXES

The provision (benefit) for taxes on income for the years ended December 31 consisted of the following:

                                                 2001                2000
                                             --------------      --------------
         Current:
              Federal                                $ ---            $(3,272)
              State                                    ---               (341)
                                             --------------      --------------
                                                       ---             (3,613)
                                             --------------      --------------
         Deferred:
              Federal                            1,744,841         (1,244,013)
              State                                403,761           (313,377)
                                             --------------      --------------
                                                 2,148,602         (1,557,390)
                                             --------------      --------------
         Total tax provision (benefit)          $2,148,602        $(1,561,003)
                                             ==============      ==============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2001 are as follows:

         Current Deferred Tax Assets:
              Net operating loss carryforward
                   Federal                                                            $170,000
                   State                                                                40,000
              Reserve for sales returns
                   Federal                                                              76,591
                   State                                                                18,021
              Reserve for technical support costs
                   Federal                                                              58,625
                   State                                                                13,794
              Reserve for rebates payable
                   Federal                                                               8,636
                   State                                                                 2.032
              Accrued compensation costs
                   Federal                                                              36,565
                   State                                                                 8,604
              Reserve for bad debts
                   Federal                                                               3,060
                   State                                                                   720
                                                                                 --------------
                                                                                       436,648
              Less valuation allowance for deferred tax assets                         436,648
                                                                                 --------------
         Net Current Deferred Tax Assets                                                   ---
                                                                                 --------------


         Non-Current Deferred Tax Assets:
              Net operating loss carryforward
                   Federal                                                          $3,151,933
                   State                                                               727,109
              State deferred tax liabilities
                   Federal                                                              74,285
                                                                                 --------------
                                                                                     3,953,327
              Less valuation allowance for deferred tax assets                       3,953,327
                                                                                 --------------
         Net Non-Current Deferred Tax Assets                                               ---
                                                                                 --------------


         Non-Current Deferred Tax Liabilities:
              Software license fees
                   Federal                                                           (922,936)
                   State                                                             (217,162)
              Property and equipment, net
                   Federal                                                             (5,622)
                   State                                                               (1,323)
                                                                                 --------------
         Net Non-Current Deferred Tax Liability                                    (1,147,043)
                                                                                 --------------

         Net Deferred Tax Asset (Liability)                                       $(1,147,043)
                                                                                 ==============

Those amounts have been presented in the Company's financial statements as follows:

         Non-current deferred tax liability                                       $(1,147,043)
                                                                                 ==============

The valuation allowance for deferred tax assets was increased by $4,373,115 during the year ended December 31, 2001.

At December 31, 2001, the Company has available net operating loss carryforwards of approximately $9,767,000 for federal income tax purposes that expire in 2021. The federal carryforwards resulted from losses generated in 1996 through 2001. The tax benefit of net operating loss carryforwards available for state income tax purposes was approximately $9,586,000 as of December 31, 2001.

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

         Benefit at Federal statutory rate - 34%          $(1,856,478)
         State tax effects                                     403,761
         Nondeductible expenses                                    868
         Taxable temporary differences                         169,465
         Deductible temporary differences                           80
         Deferred tax asset valuation allowance              3,430,906
                                                         --------------
              Income tax provision                          $2,148,602
                                                         ==============


NOTE 8 - STOCKHOLDERS' EQUITY

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

During 2000, FindEx issued 362,500 common shares to investors for cash of $725,000 pursuant to a stock subscription agreement dated April 28, 2000. As compensation for this subscription agreement, FindEx issued a total of 24,375 common shares to two individuals at a value of $2.00 per share. See Note 17 below.

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

On October 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 10,750 common shares valued at $.13 per share.

On October 25, 2001, pursuant to a consulting agreement with a company for strategic planning and development and enhancement of sales opportunities, FindEx issued 500,000 common shares valued at $.13 per share.

On November 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 10,750 common shares valued at $.06 per share.

On December 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 10,750 common shares valued at $.04 per share.

Convertible Preferred Stock (Series A)

The rights, preferences and privileges of the preferred shareholders are as follows:

Dividends
Holders of Series A Preferred Stock (the Preferred Stock) are entitled to receive common stock dividends of $.50 per share per annum, in preference to any payment of cash dividends declared or paid on shares of common stock. Dividends on Preferred Stock are fully cumulative and are payable as determined by the Board of Directors. As of December 31, 2001, no dividends have been declared.

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

Convertible Preferred Stock (Series B)

The rights, preferences and privileges of the preferred shareholders are as follows:

Dividends
The holders are entitled to receive cash dividends at the rate of $1.60 per annum per share, and not more, which shall be fully cumulative, shall accrue without interest from the date of first issuance and shall be payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year commencing September 15, 1999, to holders of record as they appear on the stock books of the corporation on such record dates, not more than 60 nor less than 10 days preceding the payment dates for such dividends, as are fixed by the Board of Directors. As of December 31, 2001, no dividends have been declared.

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

On February 19, 2001, in compromise and settlement of a consulting agreement, FindEx issued warrants to purchase 100,000 common shares exercisable at $.50 per share. The warrants are currently exercisable and expire in February 2008. The fair value of the warrants is estimated on the date of grant using the Black-Scholes option-pricing model with the same assumptions indicated in Note 7 below. In association with the warrants, the Company recognized $39,501 of consulting expense. These warrants were repriced on October 5, 2001.

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

On October 5, 2001, in compromise and settlement of a consulting agreement, we cancelled warrants issued on February 19, 2001 to purchase 100,000 common shares exercisable at $.50 per share and issued warrants to purchase 125,000 common shares at $.148 per share. The warrants are currently exercisable and expire in February 2008. The fair value of the warrants is estimated on the date of grant using the Black-Scholes option-pricing model. This has been treated as a re-pricing of the original warrants and an additional warrant for 25,000 common shares. In connection with the issuance of the additional warrants, we recognized consulting fees of $3,700. The net effects of the re-pricing are negligible.

NOTE 9 - PRIOR PERIOD ADJUSTMENT

During the year ended December 31, 2001, the Company adjusted retained earnings to reflect the results of settlement negotiations with TLC. The adjustment relates to revenue previously recognized on inventory retained by TLC as part of the amended Asset Purchase Agreement, dated June 30, 1999. The adjustment decreased accounts receivable by $428,875, decreased accrued royalties by $25,954, decreased net deferred income tax assets by $168,000, and decreased the accumulated deficit by $234,921.

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

The following table shows the amounts used in computing earnings per share and the effect on income (loss) and the average number of shares of dilutive potential common stock:

         For the Year Ended December 31, 2000                    Income (Loss)           Shares            Per-share
                                                                  (Numerator)         (Denominator)         Amount
         -----------------------------------------------        ----------------    ------------------    ------------
         Net Loss                                                  $(2,354,139)
         Less preferred stock dividends                                (54,874)
                                                                ----------------
         Loss available to common
            stockholders-basic earnings per share                   (2,409,013)             9,790,868         $(0.24)
                                                                                                          ============
         Effect of Dilutive Securities
            Options                                                   --                   --
            Convertible notes payable                                 --                   --
            Convertible Preferred Series A                            --                   --
            Convertible Preferred Series B                            --                   --
            Warrants                                                  --                   --
                                                                ----------------    ------------------
         Loss available to common
            stockholders-diluted earnings per share                $(2,409,013)             9,790,868         $(0.24)
                                                                ================    ==================    ============

         For the Year Ended December 31, 2001                    Income (Loss)           Shares            Per-share
                                                                  (Numerator)         (Denominator)         Amount
         -----------------------------------------------        ----------------    ------------------    ------------
         Net Loss                                                  $(7,600,353)
         Less preferred stock dividends                                 (4,200)
                                                                ----------------
         Loss available to common
            stockholders-basic earnings per share                   (7,604,553)            10,744,519         $(0.71)
                                                                                                          ============
         Effect of Dilutive Securities
            Options                                                   --                   --
            Convertible notes payable                                 --                   --
            Convertible Preferred Series A                            --                   --
            Convertible Preferred Series B                            --                   --
            Warrants                                                  --                   --
                                                                ----------------    ------------------
         Loss available to common
            stockholders-diluted earnings per share                $(7,604,553)            10,744,519         $(0.71)
                                                                ================    ==================    ============

A total of 1,353,016 and 400,633 potentially dilutive securities for the years ended December 31, 2001 and 2000, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

NOTE 11 - STOCK-BASED COMPENSATION

The Stock Incentive Plan (the "Plan") authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to directors, officers and other key employees of the Company. Stock options are granted at an exercise price as determined by the Board at the time the Option is granted and shall not be less than the par value of such shares of Common Stock. Stock options vest quarterly over three years and have a term of ten years. At December 31, 2001, 6,181,148 shares were available for future issuance under the Plan.

Effective March 5, 2001, the Company decreased the exercise price of all outstanding employee options. The value of the original stock option at the modification date was based on the shorter of (1) its remaining original expected life or (2) the expected life of the new option. The fair value of the modified option at the grant date was compared with the value at the date the old option was repurchased (immediately before its terms were modified). The excess of the modified option over the old option repurchased is included in operating expenses.

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

         Net loss:
         ----------------------------------
            As reported                      $(7,600,353)
            Proforma                         $(7,823,853)

         Basic loss per share:
         ----------------------------------
            As reported                           $(0.71)
            Proforma                              $(0.73)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Expected dividend yield                     0%
         Expected stock price volatility            78%
         Risk-free interest rate                  7.00%

Activity under the Company's stock option plan is summarized as follows:

                                                                                            Outstanding Options
                                                                                      --------------------------------
                                                                       Shares            Number of        Weighted-Average
                                                                      Available                            Exercise
                                                                      for Grant           Shares             Price
                                                                    --------------    ----------------    ------------
         Balance at December 31, 2000                                   7,638,800           1,361,200           $3.18
             Granted                                                  (2,207,000)           2,207,000           $ .13
             Exercised                                                   --                 --                --
              Forfeited (canceled unvested options only)                 --                 (429,349)           $3.33
             Canceled                                                     749,348           (749,348)           $4.54
                                                                    --------------    ----------------
         Balance at December 31, 2001                                   6,181,148           2,818,852           $ .42
                                                                    ==============    ================

The following table summarizes information about stock options outstanding at December 31, 2001.

                                   Outstanding Options                                      Exercisable   Options
         -------------------------------------------------------------------------    --------------------------------
             Range of            Outstanding       Weighted-Average Weighted-Average  Exercisable at      Weighted-Average
                                    Remaining
                                 at December       Contractual        Exercise         December 31,        Exercise
          Exercise Prices         31, 2001         Life (Years)         Price              2001              Price
         ------------------    ----------------    -------------    --------------    ----------------    ------------
         $0.00 to $1.10              2,818,852         9.1             $.4172               1,668,111       $.5752


NOTE 12 - RENTAL AND LEASE INFORMATION

The Company leases office space and warehouse facilities under operating leases with third-parties with terms extending through 2002. The Company is responsible for all taxes, insurance and utility expenses associated with these leases. Lease renewal options are present for a period of one year. Rental expense for the years ended December 31, 2001 and 2000 amounted to $144,240 and $170,597, respectively.

At December 31, 2001, the future minimum rental payments required under these leases are as follows:

         2002                      $73,311
                               ============

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company incurred the following non-cash investing and financing activities during the years ended December 31, 2001 and 2000, respectively:

                                                          2001           2000
                                                        ---------  ------------
     Common stock  and warrants issued for services     $388,357    $3,422,270
     Common stock dividend                                 4,200        54,874
     ConVersion of preferred stock to common stock            32           200
     Common stock issued to acquire Reagan Holdings,
          Inc., a Delaware corporation                     --              150

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

On November 14, 2001, The Zondervan Corporation elected to enforce a court order and served notice that we cease selling, marketing and manufacturing all products containing their copyrighted material. We are abiding by the court order and are no longer shipping products containing Zondervan's copyrighted material. We are continuing negotiations with Zondervan to reach a settlement that will allow us to resume shipment of those products. Company management believes the amount of any potential loss cannot be reasonably estimated.

The Company has reached tentative settlement in a dispute with The Learning Company over various provisions of several agreements, including the software license agreement (see Note 5). Ultimate disposition of this tentative settlement is contingent upon settlement of negotiations with The Zondervan Corporation. Company management believes the amount of any potential loss cannot be reasonably estimated.

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

NOTE 16 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a current year operating loss, a negative current ratio and total liabilities in excess of total assets. Those factors, as well as uncertainty in securing financing for continued operations, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a plan to reduce its liabilities through sales of a new release of one of the Company's flagship software titles. The ability of the Company to continue as a going concern is dependent on the acceptance of the plan by the Company's creditors and the plan's success. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 17 - SUBSEQUENT EVENTS

On January 15, 2002, the Company refinanced trade accounts payable with a vendor by signing an unsecured term note payable in monthly installments of $5,285, including interest at 8%. The note matures in September 2004. The balance payable after December 31, 2002 has been reclassified as a long-term liability.

On March 7, 2002, pursuant to a settlement agreement, the Company issued an additional six common shares for each common share originally issued under the stock subscription agreement dated April 28, 2000. A total of 2,175,000 common shares were issued under this settlement agreement.

On April 1, 2002, the Board of Directors voted to issue a total of 5,891,760 common shares to employees and directors as additional compensation pursuant to an incentive and retention bonus program.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers and their ages as of April 2002 are as follows:

Name                             Age      Position

Steven Malone                    35       Director, Chairman of the Board
                                          and President

Henry M. Washington, Ph.D.       58       Director

John A. Kuehne                   44       Director

Kirk R. Rowland, CPA             42       Director and Chief Financial Officer

Steven Malone - Mr. Malone served as President since March 2001 and director and Chairman of the Board since February 2002, upon the resignation of our previous Chairman - Benjamin Marcovitch. Between July 2000 and March 2001, Mr. Malone was Senior Vice President and between June 1999 to July 2000 he was a Vice President. Mr. Malone possesses over thirteen years of experience in the computer industry, with the last eight focused on software sales. As a National Account Manager for Grolier Interactive, he was responsible for their largest retail and distribution accounts. As Director of Corporate Sales for Software Publishing Corporation (SPC), he was responsible for the on-going sales growth of premiere corporate products, such as the award winning Harvard Graphics, as well as the introduction of several new products to the corporate marketplace. As Director of Sales for InfoUSA, he was responsible for sales and marketing of InfoUSA's products to retail, distribution, OEM and corporate accounts.

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

Kirk R. Rowland, CPA - Mr. Rowland has been the Vice President of Finance since March 2001 and director since March 2002. Between December 1999 and March 2001, Mr. Rowland was Director of Finance. Mr. Rowland has over seventeen years of experience in public accounting working in a multitude of industries, including insurance, manufacturing, and agriculture. Most recently, he was a partner in a local Nebraska accounting firm. Mr. Rowland was formerly with KMG Main Hurdman (now KPMG Peat Marwick), an international accounting firm.


Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq SmallCap Market. To date, no such reports have been filed by our officers, directors or ten percent holders. Our officers and directors have informed us that they are currently working towards completing and filing the necessary reports.

Item 10.          Executive Compensation.
Summary Compensation Table

The following table sets forth the total compensation paid to the Company's former chief executive officer during the last three completed fiscal years and each of the other executive officers of the Company who received compensation of $100,000 or more during any such year. Joseph V. Szczepaniak served as the Company's chief executive officer from May, 1999 until February 28, 2001 and Steven Malone has served as the Company's President and Chief Executive Officer since such date. No other individuals employed by the Company received a salary and bonus in excess of $100,000 during 2001.

                          Long-Term Annual Compensation

                                                                                                               Securities
                                                                                            Other Annual       Underlying
    Name and Principal Position            Year           Salary            Bonus           Compensation      Options (#)
    ---------------------------            ----           ------            -----           ------------      -----------

Steven Malone,                             2001          $150,000            -0-                 -0-            300,000
President and Chief Executive              2000          $125,000            $12,500             -0-            100,000
Officer                                    1999          $ 90,000            $20,000             -0-             25,000

Joseph V. Szczepaniak                      2001           $54,036            -0-                 -0-              -0-
Former Chairman &                          2000          $200,000            -0-                 -0-              -0-
Chief Executive Officer                    1999          $200,000            -0-                 -0-            300,000



Employment Arrangement

Mr. Malone is employed pursuant to a three year employment agreement which commenced on June 19, 2000. The agreement provides for a base annual salary equal to $150,000 and an annual bonus at the discretion of the Board. In the event Mr. Malone, is terminated by the Company, other than for cause, the Company is required to pay him his then base salary until the later of (i) the expiration of the employment agreement or (ii) one year. Mr. Malone has agreed to refrain from competing with us for a period of one year following the termination of his employment.

Director Compensation

Non-officer directors are entitled to a fee of $1,000 for attendance at meetings of the Board of Directors, plus reimbursement for reasonable travel expenses. In addition, on August 21, 2001, the Company granted each of its directors stock options to purchase up to 175,000 shares of common stock at a price per share of $.11. These options are fully vested and have a term of ten years.



Information Concerning Stock Options

The following table provides information about the stock options granted to the named executive officer during the fiscal year ended December 31, 2001. We granted a total of 300,000 options during the fiscal year ended December 31, 2001.

                       Options Granted in Fiscal Year 2001

                                           % of Total
                                            Options
              Number of Shares   Date of   Granted to
             Underlying Options  Option   Employees in  Exercise
Name              Granted        Grant    Fiscal Year    Price   Expiration Date
----               -------         -----    -----------  -----   ---------------
Steven Malone      300,000       7-18-01        14%      $ .11      7-18-11

The following table sets forth the number of stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2001 and the value of unexercised "in-the-money" options held which represents the positive difference between the exercise price and the market price at fiscal year end. No such executive exercised any options during the fiscal year 2001.


                       2001 Fiscal Year End Option Values

                    Number of Unexercised            Value of Unexercised
Name            Options at Fiscal Year End   in-the-money Option Fiscal Year End
----            --------------------------   -----------------------------------

Joseph V. Szczepaniak         -0-                              -0-

Steven Malone               425,000                            -0-

Item 11.         Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 7, 2002, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group. Unless otherwise indicated, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of FindEx.com, Inc., 11640 Arbor Street, Suite 201, Omaha, Nebraska

                                                            Percent of
Name                       Number of Shares          Outstanding Common Stock
----                       ----------------          ------------------------
Steven Malone               1,725,000 (1)                      8.9%

Henry M. Washington         1,350,000 (2)                      7.0%
John A. Kuehne              1,350,000 (2)                      7.0%
Kirk R. Rowland, CPA        1,385,000 (3)                      7.2%
Officers and Directors
as a group (4 persons)      5,810,000                        30.1%
-----------

(1) Consists of stock options to acquire up to 425,000 shares of common stock, 131,248 of which are presently exercisable and 1,300,000 shares issued on April 1, 2002.

(2) Consists of stock options to acquire up to 350,000 shares of common stock, all of which are presently exercisable and 1,000,000 shares issued on April 1, 2002.

(3) Consists of stock options to acquire up to 225,000 shares of common stock, 41,666 of which are presently exercisable and 1,160,000 shares issued on April 1, 2002.

Item 12.          Certain Relationships and Related Transactions.

There are no Related Transactions or Certain Relationships to be reported.

Item 13.         Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------         ---------------------------------------------------------------

(a)      Exhibits:

Exhibit
No.      Description of Exhibit

2.1 Share Exchange Agreement between FindEx.com, Inc. and the shareholders of Reagan Holdings, Inc. dated March 07, 2000, incorporated by reference to
     Exhibit 2.1 on Form 8-K filed March 15, 2000.

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

                            FINDEX.COM, INC.

                            By:/s/ Steven Malone
                               -----------------
                             Name: Steven Malone
                            Title:   President and Chief Executive Officer

                            Date: April 12, 2002


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                        Date

/s/_Steven Malone                Chairman of the Board, President and Chief          April 12, 2002
--------------------
   Steven Malone                 Executive Officer (principal executive officer)

/s/ John Kuehne                  Chairman of the Audit Committee                     April 12, 2002
---------------
    John A. Kuehne

/s/ Henry M. Washington          Director                                            April 12, 2002
-----------------------
    Henry M. Washington

/s/                              Chief Financial Officer                             April 12, 2002
--------------------
Kirk R. Rowland                  (principal financial and accounting officer)