Form 10QSB
period 2002-03-31
FINDEX COM INC
filed 2002-05-15
CIK 1089061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended: March 31, 2002


                          Commission File No. 0-29963


                                FINDEX.COM, INC.
              (Exact name of small business issuer in its charter)


           Nevada                                      88-0379462
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,288,359 shares as of May 1, 2002.


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

At the retail level, we sell our software products to thousands of retail stores across the United States, many of which are members of the Christian Bookseller's Association ("CBA"). These stores vary from small, family-owned Christian bookstores to large chain bookstores such as LifeWay Christian Stores, Family Christian Stores and Berean Christian Stores. We face the continuing challenge of reaching these stores on a consistent basis to keep them informed of new releases, promotional offers, etc. In addition to advertising in trade publications and maintaining visibility at CBA trade shows and events, we believe that it is critical to be in direct personal contact with each customer routinely in order to maintain or increase our market position. Towards that end, our sales representatives are expected to contact each of our customers as well as each of the 3,500 independent stores, some of which are not yet our customers, at least once each calendar quarter and present them with the latest in our products and promotions. We believe our personalized approach to marketing provides us with an edge over our competition, which we believe rely predominantly on advertising to maintain and develop their relations with CBA customers.

In addition to retail sales, we also sell our software at the wholesale level to a number of distributors around the world. We currently sell to distributors in Canada, New Zealand, Australia, Malaysia, South Africa, South Korea, Germany, the United Kingdom, Singapore and the United States. These distributors, in turn, sell our QuickVerse/Bible study packages and our Membership Plus packages into both Christian and large, national secular retail outlets that sell off-the-shelf consumer software packages, such as Best Buy, CompUSA, Circuit City, Office Depot and Staples. In the secular retail market, we continue to be a top seller of Bible study software and are developing additional product offerings and promotions to grow our market share.

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

We are also marketing our products directly to the consumer through catalog, email and other direct offerings. In the past, we utilized the strength of The Learning Company's ("TLC") direct marketing and sales force. We are currently experimenting with various direct marketing organizations and expanding our efforts internally. We anticipate an increase during the upcoming year in our direct marketing sales initiatives.

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

We continue to aggressively pursue our objective of becoming the premier provider of Bible study and related products and content to the domestic and international markets, and to explore additional technologies, products and services that are complementary to the affinity group we already serve. We have developed two (2) enhanced releases of our flagship product, QuickVerse, one (1) new product targeted mainly to the secular market, QuickVerse Essentials, and one (1) enhanced release of our top financial and data management product, Membership Plus with another significant release targeted for May, 2002. In October 2001, we released the Complete Bible Resource Library, a software program that contains Bible translations, Bible reference tools, multimedia programs, Christian clip-art images and interactive children's games. We also added distributorships for ItsDeductible, a software program that determines and tracks the proper fair market value of item donations; CJ's Closet, a children's software program of interactive adventures with Biblical themes; and The Holy Land Experience, a multi-media software program containing interactive maps, photographs, educational video lessons, and more bringing the ancient land to life. These distributorships were cancelled in January 2002 as we narrowed our focus to our own core products. We are currently researching new opportunities in technology for our existing software titles and expanding our financial product line.


RESULTS OF OPERATIONS

Our software products have a significant seasonality to their revenues. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are expected to be the weakest generating only about 33% of our annual sales.

Our earnings before interest, taxes, depreciation, and amortization (EBITDA) increased approximately $358,000 from a loss of approximately $166,000 for the three months ended March 31, 2001 to income of approximately $192,000 for the three months ended March 31, 2002. This increase is directly attributable to changing our sales focus and making several cost savings decisions. We changed our focus to concentrate on upgrade sales and non-royalty sales direct to the end user. We also reduced our workforce by approximately 50% in November of 2001, closed our sales office in Cedar Rapids, Iowa, and increased our profit margin by focusing on the upgrade and direct sales aspect of our business. We plan to continue increasing the direct sales portion of our business as a percentage of our total sales.

Revenues

We recognize software revenue net of estimated returns and allowances for returns, price discounts and rebates, upon shipment of product, which is when title passes, provided that collection of the resulting receivable is probable and we have no significant remaining obligations. Revenue from inventory out on consignment is recognized when the consignee sells the product. Revenue associated with advance payments from customers is deferred until products are shipped. Revenue for software distributed electronically via the Internet is recognized upon delivery.

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

Gross revenues decreased approximately $400,000 from $1,403,842 for the three months ended March 31, 2001 to $1,003,067 for the three months ended March 31, 2002. The Company did not introduce any new titles or upgrades during the first quarter of either year. Sales for the first quarter of 2001 reflect reorders from the fourth quarter 2000 release of one new title, QuickVerse version 7
(QV7). Sales for the first quarter of 2002 reflect no sales of the retail version of our flagship QuickVerse products.

Historically, we have reproduced and distributed the Zondervan NIV Bible pursuant to a content licensing agreement with The Zondervan Corporation which provides that we will pay a royalty fee of 10% of net sales on the stand-alone product and $8.00 per unit on total net units of QuickVerse. The products containing the Zondervan NIV Bible, including QuickVerse, accounted for approximately 35% of our revenues in fiscal year 2001 but none of our revenues during the three months ended March 31, 2002. Due to our shortage in working capital, we are significantly in arrears on the royalty payments due under such licensing agreement. On April 5, 2001, we received a notice from The Zondervan Corporation informing us that they were terminating our rights to the Zondervan NIV Bible under the licensing agreement. On October 12, 2001, Zondervan was granted a court order in the United States District Court in the Western District of Michigan ordering FindEx to cease selling, marketing and manufacturing any product that incorporates Zondervan's copyrighted material. As of October 26, 2001 we reached a written payment agreement with Zondervan whereby they would not enforce the court order and we would continue to ship products containing Zondervan's NIV Bible. We failed to meet our first payment obligation due to Zondervan on November 12, 2001 in accordance with the payment agreement. On November 14, 2001, Zondervan pursued its enforcement rights under the court order by serving notice that we cease selling, marketing and manufacturing all products containing their copyrighted material. As of the date hereof, we are abiding by the court order. We are also involved in related court-ordered mediation in connection with Zondervan's claim for $1,300,000 in unpaid royalties, which amount we are disputing. As of May 7, 2002, it was agreed among Zondervan, FindEx, and TLC, another named defendant in the proceeding, that FindEx and TLC would submit to independent audits in an effort to resolve disputed royalty amounts owed. Although we hope to be able to resolve this pending litigation in a way that will allow us to continue to sell, market and manufacture Zondervan's copyrighted material, and not dramatically impair our cash flow, there can be no assurance as to our ability to achieve either of these results. Depending on the timing of, and the period over which it would be required to be paid by us, any judgment for money damages in excess of $50,000 in this proceeding would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

The provision for sales returns decreased approximately $143,000 from $203,400 for the three months ended March 31, 2001 to $60,095 for the three months ended March 31, 2002. The Company experienced fewer product returns during the first quarter of 2002 than during the same period of 2001. In addition, we increased our direct sales efforts to the end user where our return policy is much shorter and incidents of product returns much lower than the Christian and secular retail markets.

COST OF SALES

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package and ship the software products. The direct costs and manufacturing overhead decreased from 21.8% of gross revenues in 2001 to 13.3% of gross revenues in 2002. The decrease resulted directly from the sharp decrease in sales of boxed, retail products. Sales direct to the end user do not require the cost of a retail box nor the additional packaging and shipping materials. Royalties to third party providers of intellectual property also decreased from 9.9% of gross revenues in 2001 to 2.5% of gross revenues in 2002. The decrease in royalties reflects our focus on selling product upgrades and non-royalty titles. Upgrade sales, e.g. from QuickVerse version 6 to QuickVerse version 7, are subject to royalties only on the content additions of the upgraded version.

SALES, GENERAL AND ADMINISTRATIVE

Sales expenses increased approximately $35,000 from $148,428 for the three months ended March 31, 2001 to $183,537 for the three months ended March 31, 2002. The increase is primarily due to commissions paid to the telemarketing firm we used for our direct sales. TLC handled direct sales almost entirely during the first quarter of 2001. We anticipate sales commissions will increase in future quarters as we continue to expand our direct sales efforts. Sales expenses also reflect a reduction in marketing, advertising, and related travel costs. We anticipate that marketing, advertising, and travel costs will increase in the future as we introduce new product releases and expand our product line. In addition, we began providing our own technical support in April 2001 effectively lowering the matching of future technical support costs related to sales from the current year period. Prior to that point, the Company operated under an agreement with TLC whereby TLC provided technical support and billed FindEx based on the monthly number of technical support calls and emails received. It is anticipated that future technical support costs will remain lower, on a per instance basis, than that provided by TLC.

Personnel costs decreased approximately $91,000 from $379,125 for the three months ended March 31, 2001 to $288,164 for the three months ended March 31, 2002 primarily from a reduction in staff. Included in the net decrease in personnel costs is a 119% increase in employee benefits. This increase was prevented from being greater by changing our benefit providers and offerings to our employees. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the technical support and direct marketing staff. Investor services decreased approximately $30,000, as we did not renew our investor services contract. Legal costs decreased approximately $105,000 as we dealt with fewer legal disputes during the three months ended March 31, 2002. It is anticipated that legal costs will be higher in future quarters as we continue to work through the disputes with Zondervan, TLC, and the Ronald Ardt affiliated shareholder group.

Rent expense decreased approximately $2,700 during the three months ended March 31, 2002. We closed our sales office in Cedar Rapids, Iowa in late 2001. Rent at our corporate office location increased slightly over 2001. We anticipate that rent expense will continue to decrease as we combine our product fulfillment and corporate office facilities into one location.

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

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. Because of this uncertainty, we have recorded a valuation allowance to offset the net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the software license agreement. We currently have net operating loss carryforwards, for income tax purposes, of approximately $9,767,000. The carryforwards are the result of income tax losses generated in 1996 ($50,000 expiring in 2011), 1997 ($77,000 expiring in 2012),
1998 ($54,000 expiring in 2018), 2000 ($4,418,000 expiring in 2020) and 2001
($5,168,000 expiring in 2021). We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $490,000 to fully utilize the current loss carryforwards. We believe this is achievable through continued careful expense management and introduction of new products and enhanced Versions of our existing products. In addition, the deductions currently taken for license agreement payments will expire within the next year and taxable income will be greater than income for financial reporting purposes.

Management expects the deductible temporary differences (reserves) to reverse sometime beyond the next fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our purchase of the Parsons Church Division primarily through operations. Since inception, we have raised approximately $2,250,000 in net proceeds from equity financings to fund acquisition and working capital needs. As much as possible, we have focused on fulfilling our software license obligations and have been unable to meet our royalty and trade debt obligations. In addition, the dispute with TLC over specific performance provisions of and payments due on the TLC Distribution Agreement has also lead to the shortage of working capital.

We are currently involved in court-ordered mediation in connection with Zondervan's claim for $1,300,000 in unpaid royalties, which amount we are disputing. As of May 7, 2002, it was agreed among Zondervan, FindEx, and TLC, another named defendant in the proceeding, that FindEx and TLC would submit to independent audits in an effort to resolve disputed royalty amounts owed. Although we hope to be able to resolve this pending litigation in a way that will not dramatically impair our cash resources, there can be no assurance as to our ability to achieve this result. Depending on the timing of, and the period over which it would be required to be paid by us, any judgment for money damages in excess of $50,000 in this proceeding would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

As of March 31, 2002, FindEx had $980,312 in current assets, $6,582,288 in current liabilities and a retained deficit of $9,914,330. We had net income of $88,425 for the three months ended March 31, 2002.

Net cash provided by operating activities was $35,390 and $585, for the three months ended March 31, 2002 and 2001, respectively. The increase in cash provided was primarily due to refocusing our sales efforts on direct sales. These sales are generally credit card sales and provide a much greater profit margin. This increase in cash from operating activities reflects a net decrease in trade accounts payable of approximately $225,000. The net decrease in trade accounts payable includes the refinancing of $154,468 as a long-term liability.

Net cash used by investing activities was $11,676 for the three months ended March 31, 2002 and net cash provided by investing activities was $8,039 for the three months ended March 31, 2001. The increase in net cash used relates primarily to purchases of equipment and software during the first quarter.

Net cash used by financing activities was $30,650 and $-0- for the three months ended March 31, 2002 and 2001, respectively. Cash used by financing activities reflects payments made on debt obligations and the partial refund of the 2000 investment of Thomas Ardt and Betty Wolfe. See Item 2, Changes In Securities And Use Of Proceeds below. We refinanced $154,468 of trade accounts payable to Cedar Graphics, Inc. by issuing a term note payable. This refinancing has been reflected in the net decrease in trade accounts payable with only the principal reduction reflected in financing activities.

We do not currently have adequate funds available to fund operations over the next twelve months. In order to maintain our current level of operations, we will need to secure additional funding sources to meet our operating expenses. Such funding sources may include, but are not limited to, private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions.

Although there can be no assurance, we believe that through a combination of outside sources of capital, revenues generated from direct-to-consumer sales and timely introduction of new product releases, we will have sufficient sources of capital to meet our operating needs. However, any substantial delays in receipt of or failure to obtain such capital and delays in product releases will prevent us from operating as a going concern, given our limited revenues and capital reserves.


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

WE ARE CURRENTLY BEING SUED FOR $1.3 MILLION IN LICENSING ROYALTIES. Historically, we have reproduced and distributed the Zondervan NIV Bible pursuant to a content licensing agreement with The Zondervan Corporation which provides that we will pay a royalty fee of 10% of net sales on the stand-alone product and $8.00 per unit on total net units of QuickVerse. The products containing the Zondervan NIV Bible, including QuickVerse, accounted for approximately 35% of our revenues in fiscal year 2001 but none of our revenues during the three months ended March 31, 2002. Due to our shortage in working capital, we are significantly in arrears on the royalty payments due under such licensing agreement. In October of 2001, an action was brought by Zondervan in Federal District Court pursuant to which we are currently involved in mediation over their claim for $1,300,000 in unpaid royalties, which amount we are disputing. As of May 7, 2002, it was agreed among Zondervan, FindEx, and TLC, another named defendant in the proceeding, that FindEx and TLC would submit to independent audits in an effort to resolve disputed royalty amounts owed. Although we hope to be able to resolve this pending litigation in a way that will allow us to continue to sell, market and manufacture Zondervan's copyrighted material, and not dramatically impair our cash flow, there can be no assurance as to our ability to achieve either of these results. Depending on the timing of, and the period over which it would be required to be paid by us, any judgment for money damages in excess of $50,000 in this proceeding would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

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

IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DEFER COMPLETION OF FUTURE SOFTWARE UPDATES AND REDUCE OVERHEAD SIGNIFICANTLY. We believe we will need to receive additional funding in order to continue our product development, increase our sales and fund our working capital requirements. The ability to consummate and draw upon additional funding is dependent on a number of factors, including the investor's completion of its due diligence, our entry into definitive agreements with the investor and the effectiveness of a registration statement covering the resale of the shares to be issued to such investor, which are outside of our control. If we are unable to draw on additional funding, we will need to raise additional funds through the sale of equity or debt securities in private or public financings or through strategic partnerships in order to meet our needs and achieve profitability. There can be no assurance that such alternate funds can be obtained or, if obtained, that they will be available on terms equal to, or more favorable than, the anticipated terms.

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

WE NO LONGER INCLUDE CERTAIN POPULAR CONTENT IN OUR PRODUCTS. Historically, we have reproduced and distributed the Zondervan NIV Bible pursuant to a content licensing agreement with The Zondervan Corporation. The Zondervan NIV Bible is a widely recognized and well-regarded translation of the Bible, and one for which consistent demand has been demonstrated over time. The products containing the Zondervan NIV Bible, including QuickVerse, accounted for approximately 35% of our revenues in fiscal year 2001, but none of our revenues during the three months ended March 31, 2002. Due to our shortage in working capital, we are significantly in arrears on the royalty payments due under such licensing agreement. On April 5, 2001, we received a notice from The Zondervan Corporation informing us that they were terminating our rights to the Zondervan NIV Bible under the licensing agreement. On October 12, 2001, Zondervan was granted a court order in the United States District Court in the Western District of Michigan ordering FindEx to cease selling, marketing and manufacturing any product that incorporates Zondervan's copyrighted material. As of October 26, 2001 we reached a written payment agreement with Zondervan whereby they would not enforce the court order and we would continue to ship products containing Zondervan's NIV Bible. We failed to meet our first payment obligation due to Zondervan on November 12, 2001 in accordance with the payment agreement. On November 14, 2001, Zondervan pursued its enforcement rights under the court order by serving notice that we cease selling, marketing and manufacturing all products containing their copyrighted material. As of the date hereof, we are abiding by the court order. Although we hope to be able to resolve this pending litigation in a way that will allow us to continue to sell, market and manufacture Zondervan's copyrighted material, there can be no assurance as to our ability to achieve this result. Any continued inability to include the Zondervan NIV Bible in our products could have a material adverse effect on our business, operations, and financial condition and ability to operate as a going concern.

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


FORWARD-LOOKING STATEMENTS

This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the outcome of pending litigation, (ii) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (iii) our ability to meet ongoing royalty payments owed, (iv) our ability to sustain sales of major product lines notwithstanding the removal of certain highly acknowledged and popular content, (v) uncertainties involved in our ability to introduce new products, (vi) our ability to retain key executives and other personnel, (vii) product returns exceed reserves, (viii) potential infringement of the intellectual property rights of others, and (ix) general economic conditions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurance that such expectations reflected in these forward-looking statements will prove to have been correct.


We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

PART II - OTHER INFORMATION

     Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 7, 2002, pursuant to a settlement agreement resulting from our failure to file a registration statement with the U.S. Securities and Exchange Commission within 60 days of issuance covering certain of our common stock, and to cause such shares of common stock to subsequently become registered, we issued an additional six (6) common shares for each single (1) common share originally issued under a certain stock subscription agreement dated April 28, 2000. A total of 2,175,000 common shares were issued under this settlement agreement as follows:

  -----------------------------------------------------------------------------

         Ardt, Ronald                                                   204,000
         Ardt, Thomas                                                    24,000
         Al Khiyami, Ahmad                                               75,000
         Bingham, Bing                                                   30,000
         Blair, Stan                                                     30,000
         Bradford, Thomas E. Jr.                                         30,000
         Buck, W.P.                                                      30,000
         Crowe, Robert R.                                                30,000
         Ewing, Ralph                                                    36,000
         Gilbert, Roy W. Jr.                                             30,000
         Harrison, Donald E.                                             75,000
         Hani, Zaid                                                       9,000
         Heusinkveld, Bob                                                60,000
         Jacks, Hugh B.                                                  45,000
         Jager, Charles M.                                               10,500
         Jager, Steve                                                    10,500
         Morgan, Jeff                                                    36,000
         Padgett, John B.                                                15,000
         Richardson, John B.                                             15,000
         Rueb, Cory J.                                                   75,000
         Sandlin, Ollie                                                  45,000
         Spain, Billy W.                                                 30,000
         Sullivan, Dr. Jack                                              45,000
         Upton, Kent A.                                                  45,000
         Walker, James O.                                                60,000
         Wolfe, Betty                                                    36,000
         Business Investor Services, Inc.                               360,000
         Jager Companies, Inc.                                            9,000
         Jernigan Family Partnership II                                  75,000
         LifeWay Christian Resources of the Southern Baptist
         Convention                                                     600,000

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on the following notes payable:

         AIM Financial Advisors, Inc.                                  $33,000
         AIM Securities, Inc.                                           33,000
         Business Investor Services, Inc.                               33,000

All notes were due on November 6, 2001, are secured by accounts receivable, and carry a 15% interest rate. On April 22, 2002, Ronald Ardt , representing all three related entities, made written demand for immediate payment of the principal and related accrued interest of $12,391.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1 Articles of Incorporation of FindEx.com, Inc., incorporated by reference to
Exhibit 3.1 on Form 8-K filed March 15, 2000.

3.2 By-Laws of FindEx.com, Inc., incorporated by reference to Exhibit 3.2 on Form 8-K filed March 15, 2000.

(b) Reports on Form 8-K and Form 8-K/A filed during the three months ended March 31, 2002:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FINDEX.COM, INC.

By:  /s/ Steven Malone
     ---------------------------
         Steven Malone
         President & CEO

By:  /s/ Kirk Rowland
     ---------------------------
         Kirk Rowland, CPA
         Chief Financial Officer

May 15, 2002

                        FindEx.com, Inc.
              CONDENSED CONSOLIDATED BALANCE SHEET
                         March 31, 2002
                          (UNAUDITED)

                                   ASSETS

CURRENT ASSETS
       Cash and cash equivalents
           Unrestricted cash - overdraft                                $         (13,461)
           Restricted cash                                                         13,665
                                                                        ------------------
                Total cash and cash equivalents                                       204
       Accounts receivable, trade                                                 428,215
       Inventories                                                                532,044
       Other current assets                                                        19,849
                                                                        ------------------

           TOTAL CURRENT ASSETS                                                   980,312
                                                                        ------------------

PROPERTY AND EQUIPMENT, net                                                        95,898
                                                                        ------------------

OTHER ASSETS
       Software license, net                                                    3,650,429
       Other assets                                                                12,558
                                                                        ------------------
           TOTAL OTHER ASSETS                                                   3,662,987
                                                                        -----------------

           TOTAL ASSETS                                                 $       4,739,197
                                                                        ==================


              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       License fees payable                                             $       1,051,785
       Notes payable                                                              749,000
       Accrued royalties                                                        2,106,167
       Accounts payable                                                         1,212,493
       Current maturities of long-term notes payable (Note 2)                      53,676
       Other current liabilities                                                1,409,167
                                                                        ------------------
           TOTAL CURRENT LIABILITIES                                            6,582,288
                                                                        ------------------

LONG-TERM LIABILITIES
       Long-term notes payable (Note 2)                                            92,194
       Non-current deferred taxes                                               1,094,043
                                                                        ------------------

           TOTAL LONG-TERM LIABILITIES                                          1,186,237
                                                                        ------------------

STOCKHOLDERS' EQUITY (Note 3)
       Preferred stock, Series A, $.001 par value, 5,000,000
           shares authorized, 11,400 shares issued and outstanding                     11
       Preferred stock, Series B, $.001 par value, 5,000,000
           shares authorized, 40,000 shares issued and outstanding                     40
       Common stock, $.001 par value, 50,000,000 shares
           authorized, 13,396,599 shares issued and outstanding                    13,396
       Paid-in capital                                                          6,871,555
       Retained (deficit)                                                      (9,914,330)
                                                                        ------------------
           TOTAL STOCKHOLDERS' EQUITY                                          (3,029,328)
                                                                        ------------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $       4,739,197
                                                                        ==================


   The accompanying notes are an integral part of these financial statements.

                            FindEx.com, Inc.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31,
                              (UNAUDITED)

                                                               2001                       2002
                                                     -----------------------    -----------------------

REVENUES, net of reserves and allowances                    $     1,130,722            $       931,704

COST OF SALES                                                       443,852                    157,887
                                                     -----------------------    -----------------------

GROSS PROFIT                                                        686,870                    773,817

OPERATING EXPENSES
         Sales                                                      148,428                    183,536
         General and administrative                                 713,943                    398,241
         Depreciation and amortization                              135,076                    133,840
                                                     -----------------------    -----------------------
                 TOTAL OPERATING EXPENSES                           997,447                    715,617
                                                     -----------------------    -----------------------

EARNINGS (LOSS) FROM OPERATIONS                                    (310,577)                    58,200
                                                     -----------------------    -----------------------

OTHER INCOME (EXPENSES)
         Interest income                                              6,469                         25
         Other income                                                 2,477                          -
         Interest expense                                           (16,576)                   (22,800)
                                                     -----------------------    -----------------------
                 NET OTHER INCOME (EXPENSES)                         (7,630)                   (22,775)
                                                     -----------------------    -----------------------

NET INCOME (LOSS) BEFORE INCOME TAXES                              (318,207)                    35,425

         INCOME TAXES (Note 4)                                       37,000                     53,000
                                                     -----------------------    -----------------------

NET INCOME (LOSS)                                    $             (281,207)    $               88,425
                                                     =======================    =======================

NET EARNINGS (LOSS) PER SHARE (Note 5)
                 Basic                               $                ($.03)                      0.01
                                                     =======================    =======================
                 Diluted                             $                ($.03)                      0.01
                                                     =======================    =======================

WEIGHTED NUMBER OF SHARES OUTSTANDING (Note 5)
                 Basic                                           10,534,026                 11,956,599
                                                     =======================    =======================
                 Diluted                                         10,534,026                 12,110,599
                                                     =======================    =======================


   The accompanying notes are an integral part of these financial statements.

                         FindEx.com, Inc.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31,
                            (UNAUDITED)

                                                                        2001           2002
                                                                    -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Cash received from customers                                   $  1,306,958   $     929,802
     Cash paid to suppliers and employees                             (1,274,941)       (888,213)
     Interest paid                                                             -          (6,224)
     Interest received                                                       568              25
     Income taxes paid                                                   (32,000)              -
                                                                    -------------  --------------

             NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                585          35,390
             --------------------------------------------------------------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property, plant and equipment                         (2,034)        (11,676)
     Deposits made                                                       (15,000)              -
     Cash received from software license adjustment                       25,073               -
                                                                    -------------  --------------

             NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES              8,039         (11,676)
             --------------------------------------------------------------------  --------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Proceeds from line of credit                                              -          (2,051)
     Payments made on long-term debt                                           -          (8,599)
     Refund on stock subscriptions                                             -         (20,000)
                                                                    -------------  --------------

             NET CASH PROVIDED BY FINANCING ACTIVITIES                         -         (30,650)
                                                                    -------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       8,624          (6,936)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            21,768           7,140
                                                                    -------------  --------------

             CASH AND CASH EQUIVALENTS, END OF PERIOD               $     30,392    $        204
                                                                    =============  ==============

RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                              $   (281,207)   $     88,425
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
          Depreciation & amortization                                    135,076         133,840
          Stock issued for services                                       94,545               -
        Change in assets and liabilities:
          Decrease in accounts receivable                                309,645          31,956
          Decrease in inventories                                        117,630         114,202
          (Increase) decrease in prepaid expenses                         (5,070)          1,619
          Increase (decrease) in accounts payable                            798        (225,881)
          (Decrease) in income taxes payable                             (32,000)              -
          (Decrease) in deferred taxes                                   (37,000)        (53,000)
          Increase in accrued royalties                                  137,000          23,473
          (Decrease)  in other liabilities                              (438,832)        (79,244)
                                                                    -------------  --------------

             NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       $        585    $     35,390
                                                                    =============  ==============


   The accompanying notes are an integral part of these financial statements.

                                 FindEx.com, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in our Form 10-KSB for the fiscal year ended December 31, 2001.

NOTE 2 - LONG-TERM NOTES PAYABLE

On January 31, 2002, the Company refinanced $154,468 of trade accounts payable by issuing a long-term note payable to a corporation. The term note is unsecured and due October 2004 in monthly installments of $5,285, including interest at 8%.

Principal maturities at March 31, 2002 are as follows:

         March 31
           2003                 $53,676
           2004                  58,125
           2005                  34,069
                         ---------------
                               $145,870
                         ===============

NOTE 3 - STOCKHOLDERS' EQUITY

Common Stock

On March 7, 2002, pursuant to a settlement agreement, the Company issued an additional six common shares for each common share originally issued under the stock subscription agreement dated April 28, 2000. A total of 2,175,000 common shares were issued under this settlement agreement.

NOTE 4 - INCOME TAXES

The benefit for taxes on income for the three months ended March 31 consisted of the following:

                                      2002                2001
                                  --------------     ---------------
         Current:
              Federal                   $ ---               $ ---
              State                       ---                 ---
                                  --------------     ---------------
                                          ---                 ---
                                  --------------     ---------------
         Deferred:
              Federal                    42,900              37,000
              State                      10,100               ---
                                  --------------     ---------------
                                         53,000              37,000
                                  --------------     ---------------
         Total tax benefit              $53,000             $37,000
                                  ==============     ===============

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

         Expense at Federal statutory rate - 34%                 $5,314
         State tax effects                                     (10,100)
         Nondeductible expenses                                     789
         Taxable temporary differences                         (42,900)
         Deductible temporary differences                         9,813
         Deferred tax asset valuation allowance                (15,916)
                                                         ---------------
              Income tax benefit                              $(53,000)
                                                         ===============

                                  FindEx.com, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

NOTE 5 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options, assuming that the Company reinvested the proceeds to purchase additional shares at market value. A total of 4,633,200 and 2,256,700 potentially dilutive securities for the three months ended March 31, 2002 and 2001, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

The following table shows the amounts used in computing earnings per share and the effect on income (loss) and the average number of shares of dilutive potential common stock:

         For the Three Months Ended March 31, 2001               Income (Loss)           Shares            Per-share
                                                                  (Numerator)         (Denominator)         Amount
         --------------------------------------------------     ----------------    ------------------    ------------
         Net Loss                                                    $(281,207)
         Less preferred stock dividends                               --
                                                                ----------------
         Loss available to common
            stockholders-basic earnings per share                     (281,207)            10,534,026          $(.03)
                                                                                                          ============
         Effect of Dilutive Securities
            Options                                                   --                   --
            Convertible notes payable                                 --                   --
            Convertible Preferred Series A                            --                   --
            Convertible Preferred Series B                            --                   --
            Warrants                                                  --                   --
                                                                ----------------    ------------------
         Income available to common
            stockholders-diluted earnings per share                  $(281,207)            10,534,026          $(.03)
                                                                ================    ==================    ============

                                                                 Income (Loss)           Shares            Per-share
         For the Three Months Ended March 31, 2002                (Numerator)         (Denominator)         Amount
         --------------------------------------------------     ----------------    ------------------    ------------
         Net Income                                                     $88,425
         Less preferred stock dividends                               --
                                                                ----------------
         Income available to common
            stockholders-basic earnings per share                        88,425            11,956,599            $.01
                                                                                                          ============
         Effect of Dilutive Securities
            Options                                                   --                   --
            Convertible notes payable                                 --                   --
            Convertible Preferred Series A                            --                      114,000
            Convertible Preferred Series B                            --                       40,000
            Warrants                                                  --                   --
                                                                ----------------    ------------------
         Income available to common
            stockholders-diluted earnings per share                     $88,425            12,110,599            $.01
                                                                ================    ==================    ============

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

                                FindEx.com, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

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

On April 22, 2002, the Company received written demand for payment of each of the $33,000 notes payable and related accrued interest. We are continuing negotiations to rewrite these demand notes.

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a history of operating losses, a negative current ratio and total liabilities in excess of total assets. Those factors, as well as uncertainty in securing financing for continued operations, uncertainty related to the outcomes of disputes with Zondervan and TLC, and the uncertainty related to renegotiation of the demand notes payable, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a plan to reduce its liabilities through sales of a new release of one of the Company's flagship software titles. The ability of the Company to continue as a going concern is dependent on the acceptance of the plan by the Company's creditors, the plan's success, and the renegotiation of the demand notes payable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.