Form 10QSB
period 2002-06-30
FINDEX COM INC
filed 2002-08-14
CIK 1089061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended: June 30, 2002

                           Commission File No. 0-29963

                                FINDEX.COM, INC.

              (Exact name of small business issuer in its charter)





           Nevada                                      88-0379462
   (State or other jurisdiction            (IRS Employer Identification No.)
  of incorporation or organization)



               11204 Davenport Street, Suite 100, Omaha, NE 68154
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,493,359 shares as of August 1, 2002.

Transitional Small Business Format: No

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Registrant's financial statements are filed herewith following the signature page.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS


FORWARD-LOOKING STATEMENTS


This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We identify forward-looking statements in this report by using words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project," and "will be" and similar words or phrases, or the negative thereof. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) As of June 30, 2002, our current liabilities exceeded our current assets by $4,332,040 and our auditors included a "going concern" footnote in our audited financial statements for our last fiscal year ended December 31, 2001, (ii) we are currently in arrears in the payment of approximately $237,000 of payroll taxes, (iii) the outcome of our pending litigation with The Zondervan Corporation, (iv) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (v) our ability to meet ongoing royalty payments owed, (vi) our ability to sustain sales of major product lines notwithstanding the removal of certain highly acknowledged and popular content,
(vii) our dependence on third parties to fulfill a significant portion of our orders, (viii) uncertainties involved in our ability to introduce new products,
(ix) our ability to retain key executives and other personnel, (x) product returns exceed reserves, (xi) potential infringement of the intellectual property rights of others, and (xii) general economic conditions as well as the other risks identified under the Section entitled "CAUTIONARY STATEMENTS AND RISK FACTORS" in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. Readers are encouraged to carefully review the risk factors contained therein.

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

All of our direct-to-consumer sales are currently fulfilled by us out of our warehouse located in Omaha, Nebraska and our boxed retail sales are fulfilled by a third-party fulfillment company, also located in Omaha, Nebraska.

Since we acquired the Parsons Church Division from Mattel in June 1999, we have experienced inconsistent growth. We expanded our presence in the CBA marketplace by increasing the frequency of customer contact by our sales representatives and by adding products desired by their customer base. We lost our presence in the secular retail marketplace, however, when, in March 2000, TLC announced their decision to reduce their workforce and their line of software products promoted into the secular market. Since then, though, we have not only re-established our presence in the secular retail market by focusing time, talent and resources, we have expanded that presence beyond what it had previously been.

We continue to aggressively pursue our objective of becoming the premier provider of Bible study and related products and content to the domestic and international markets, and to explore additional technologies, products and services that are complementary to the affinity group we already serve. We have developed two (2) enhanced releases of our flagship product, QuickVerse, one (1) new product targeted mainly to the secular market, QuickVerse Essentials, and two (2) enhanced releases of our top financial and data management product, Membership Plus with a new significant product release targeted for September 2002. In October 2001, we released the Complete Bible Resource Library, a software program that contains Bible translations, Bible reference tools, multimedia programs, Christian clip-art images and interactive children's games. We also added distributorships for ItsDeductible, a software program that determines and tracks the proper fair market value of item donations; CJ's Closet, a children's software program of interactive adventures with Biblical themes; and The Holy Land Experience, a multi-media software program containing interactive maps, photographs, educational video lessons, and more bringing the ancient land to life. These distributorships were cancelled in January 2002 as we narrowed our focus to our own core products. We are currently researching new opportunities in technology for our existing software titles and expanding our financial product line.

RESULTS OF OPERATIONS

Our software products have a significant seasonality to their revenues. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally expected to be the weakest generating only about 33% of our annual sales.

Our earnings before interest, taxes, depreciation, and amortization (EBITDA) increased approximately $3,373,000 from a loss of approximately $3,211,000 for the three months ended June 30, 2001 to income of approximately $162,000 for the three months ended June 30, 2002 and increased approximately $3,731,000 from a loss of approximately $3,377,000 for the six months ended June 30, 2001 to income of approximately $354,000 for the six months ended June 30, 2002. The income for the three and six months ended June 30, 2002 includes $147,294 in non-cash expenses related to 5,891,760 restricted common shares issued to employees and directors as an incentive and retention bonus program. This increase is directly attributable to changing our sales focus and making several cost savings decisions. We changed our focus to concentrate on upgrade sales and non-royalty sales direct to the end user. We also reduced our workforce by approximately 50% in November of 2001, closed our sales office in Cedar Rapids, Iowa, and increased our profit margin by focusing on the upgrade and direct sales aspect of our business. In addition, we released Membership Plus Deluxe, version 7 in May 2002. Finally, we recognized $2,391,000 in bad debt expense during the three months ended June 30, 2001. We plan to continue increasing the direct sales portion of our business as a percentage of our total sales.

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

Gross revenues increased approximately $500,000 from $692,618 for the three months ended June 30, 2001 to $1,214,944 for the three months ended June 30, 2002, and increased approximately $120,000 from $2,096,460 for the six months ended June 30, 2001 to $2,216,206 for the six months ended June 30, 2002. Such increase was partially due to the Company's introduction of a new release of Membership Plus during the second quarter of 2002.

Historically, we have reproduced and distributed the Zondervan NIV Bible pursuant to a content licensing agreement with The Zondervan Corporation which provides that we will pay a royalty fee of 10% of net sales on the stand-alone product and $8.00 per unit on total net units of QuickVerse. The products containing the Zondervan NIV Bible, including QuickVerse, accounted for approximately 35% of our revenues in fiscal year 2001 but none of our revenues during the three and six months ended June 30, 2002. Due to our shortage in working capital, we are significantly in arrears on the royalty payments due under such licensing agreement. On April 5, 2001, we received a notice from The Zondervan Corporation informing us that they were terminating our rights to the Zondervan NIV Bible under the licensing agreement. On October 12, 2001, Zondervan was granted a court order in the United States District Court in the Western District of Michigan ordering FindEx to cease selling, marketing and manufacturing any product that incorporates Zondervan's copyrighted material. As of October 26, 2001 we reached a written payment agreement with Zondervan whereby they would not enforce the court order and we would continue to ship products containing Zondervan's NIV Bible. We failed to meet our first payment obligation due to Zondervan on November 12, 2001 in accordance with the payment agreement. On November 14, 2001, Zondervan pursued its enforcement rights under the court order by serving notice that we cease selling, marketing and manufacturing all products containing their copyrighted material. As of the date hereof, we are abiding by the court order. We are also involved in related court-ordered mediation in connection with Zondervan's claim for $1,300,000 in unpaid royalties, which amount we are disputing. As of May 7, 2002, it was agreed among Zondervan, FindEx, and TLC, another named defendant in the proceeding, that FindEx and TLC would submit to independent audits in an effort to resolve disputed royalty amounts owed. Although we hope to be able to resolve this pending litigation in a way that will allow us to continue to sell, market and manufacture Zondervan's copyrighted material, and not dramatically impair our cash flow, there can be no assurance as to our ability to achieve either of these results. Depending on the timing of, and the period over which it would be required to be paid by us, any judgment for money damages in excess of $50,000 in this proceeding would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

The provision for sales returns decreased approximately $30,000 from $102,700 for the three months ended June 30, 2001 to $72,335 for the three months ended June 30, 2002, and decreased approximately $174,000 from $306,100 for the six months ended June 30, 2001 to $132,430 for the six months ended June 30, 2002. The Company experienced fewer product returns during the first six months of 2002 than during the same period of 2001. In addition, we increased our direct sales efforts to the end user where our return policy is much shorter and incidents of product returns much lower than in the Christian and secular retail markets.

COST OF SALES

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package and ship the software products. The direct costs and manufacturing overhead decreased from 20.5% of gross revenues in 2001 to 12.7% of gross revenues in 2002. The decrease resulted directly from the sharp decrease in sales of boxed, retail products. Sales direct to the end user do not require the cost of a retail box nor the additional packaging and shipping materials. Royalties to third party providers of intellectual property also decreased from 9.9% of gross revenues in 2001 to 2.6% of gross revenues in 2002. The decrease in royalties reflects our focus on selling product upgrades and non-royalty titles. Upgrade sales, e.g. from QuickVerse version 6 to QuickVerse version 7, are subject to royalties only on the content additions of the upgraded version.

SALES, GENERAL AND ADMINISTRATIVE

Sales expenses decreased approximately $135,000 from $370,572 for the three months ended June 30, 2001 to $235,857 for the three months ended June 30, 2002 and decreased approximately $100,000 from $519,000 for the six months ended June 30, 2001 to $419,393 for the six months ended June 30, 2002. The decrease is primarily due to a direct reduction in advertising costs and rebate offers to the end user. We anticipate that our advertising costs will remain below 2001 levels in the short term, but will increase in relation to our revenue growth. Included in the overall decrease is an increase in commissions paid to the telemarketing firm we use for our direct sales. TLC handled direct sales almost entirely during the first quarter of 2001. We anticipate sales commissions will increase in future quarters as we continue to expand our direct sales efforts. In addition, we began providing our own technical support in April 2001 effectively lowering the matching of future technical support costs related to sales from the current year period. Prior to that point, the Company operated under an agreement with TLC whereby TLC provided technical support and billed FindEx based on the monthly number of technical support calls and emails received. It is anticipated that future technical support costs will remain lower, on a per instance basis, than that provided by TLC.

Personnel costs decreased approximately $11,000 from $394,908 for the three months ended June 30, 2001 to $383,775 for the three months ended June 30, 2002 and decreased approximately $102,000 from $774,033 for the six months ended June 30, 2001 to $671,939 for the six months ended June 30, 2002 primarily from a reduction in staff. As indicated above, personnel costs for the three and six months ended June 30, 2002 include $147,294 in non-cash expenses related to 5,891,760 restricted common shares issued to employees and directors as an incentive and retention bonus program. Part of the decrease in 2002 can be attributed to capitalization of software development costs pursuant to Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Also included in the net decrease in personnel costs is a 116% increase in employee benefits. This increase was partially offset by changes in our benefit providers and the benefit packages we offer to our employees. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the technical support and direct marketing staff. Investor services decreased approximately $203,000 and $238,000 for the three and six months ended June 30, 2002, respectively, as compared to the same periods in the prior year, as we did not renew our investor services contract. Legal costs decreased approximately $111,000 and $216,000, respectively, as we dealt with fewer legal disputes during the three and six months ended June 30, 2002. It is anticipated that legal costs will be higher in future quarters as we continue to work through the disputes with Zondervan and TLC.

Rent expense decreased approximately $9,000 during the three months ended June 30, 2002 and approximately $12,000 during the six months ended June 30, 2002. We closed our sales office in Cedar Rapids, Iowa in late 2001. Rent at our corporate office location increased slightly over 2001. We anticipate that rent expense will continue to decrease as we have combined our product fulfillment and corporate office facilities into one location.

INCOME TAX BENEFITS

Our effective tax rate differs from the statutory federal rate due to differences between income and expense recognition prescribed by the Internal Revenue Code and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating property and equipment. Amortization of the software license agreement is on a straight-line basis over the estimated useful life for financial reporting while deductible when paid for income tax purposes. Changes in estimates (reserves) are recognized as expense for financial reporting but are not deductible for income tax purposes.

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

As of June 30, 2002, FindEx had $987,693 in current assets, $5,319,733 in current liabilities and a retained deficit of $9,833,683. These factors continue to create an uncertainty about our ability to continue as a going concern. We had net income of $80,647 and $169,072 for the three and six months ended June 30, 2002, respectively.

Net cash provided by operating activities was $66,135 for the six months ended June 30, 2002 and net cash used by operating activities was $42,790 for the six months ended June 30, 2001. The increase in cash provided was primarily due to refocusing our sales efforts on direct sales. These sales are generally credit card sales and provide a much greater profit margin. This increase in cash from operating activities reflects a net decrease in trade accounts payable of approximately $332,000. The net decrease in trade accounts payable includes the refinancing of $154,468 as a long-term liability.

Net cash used by investing activities was $42,116 and $29,709 for the six months ended June 30, 2002 and 2001, respectively. The increase in net cash used relates primarily to purchases of equipment and software.

Net cash used by financing activities was $56,671 for the six months ended June 30, 2002 and net cash provided by financing activities was $64,568 for the six months ended June 30, 2001. Cash used by financing activities reflects payments made on debt obligations and the refund of the 2000 investment of Thomas Ardt and Betty Wolfe. We refinanced $154,468 of trade accounts payable to Cedar Graphics, Inc. by issuing a term note payable. This refinancing has been reflected in the net decrease in trade accounts payable with only the principal reduction reflected in financing activities.

As discussed above, we are currently involved in court-ordered mediation in connection with Zondervan's claim for $1,300,000 in unpaid royalties, which amount we are disputing. Depending on the timing of, and the period over which it would be required to be paid by us, any judgment for money damages in excess of $50,000 in this proceeding would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

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


                           PART II - OTHER INFORMATION


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 1, 2002, pursuant to an incentive and employee retention bonus program, the Company issued 5,891,760 restricted common shares to the employees and Board of Directors. The issuance of such securities were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) or Regulation D Rule 506 thereof. There were no underwriters or placement agents involved in this issuance and no commissions were paid.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits


99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K and Form 8-K/A filed during the three months ended June 30, 2002:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                FINDEX.COM, INC.




                                                /s/ Steven Malone
                                        By:  ---------------------------
                                                Steven Malone
                                                President & CEO


                                        By:  /s/ Kirk Rowland
                                            ---------------------------
                                                Kirk Rowland, CPA
                                                Chief Financial Officer

August 14, 2002

                        FindEx.com, Inc.
             CONDENSED CONSOLIDATED BALANCE SHEETS
                         June 30, 2002
                          (UNAUDITED)


                             ASSETS

CURRENT ASSETS
       Accounts receivable, trade                                   $   447,792
       Inventories                                                      509,716
       Other current assets                                              30,185
                                                                    -----------

           TOTAL CURRENT ASSETS                                         987,693
                                                                    -----------

PROPERTY AND EQUIPMENT, net                                             110,794
                                                                    -----------

OTHER ASSETS
       Software license, net                                          2,584,894
       Other assets                                                      19,111
                                                                    -----------
           TOTAL OTHER ASSETS                                         2,604,005
                                                                    -----------

           TOTAL ASSETS                                             $ 3,702,492
                                                                    ===========


              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Cash overdraft
           Unrestricted cash - overdraft                            $    35,524
           Restricted cash                                              (10,012)
                                                                    -----------
                Net cash overdraft                                       25,512
       Notes payable                                                    749,000
       Accrued royalties                                              2,104,542
       Accounts payable                                               1,106,425
       Current maturities of long-term notes payable                     54,766
       Other current liabilities                                      1,279,488
                                                                    -----------

           TOTAL CURRENT LIABILITIES                                  5,319,733
                                                                    -----------

LONG-TERM LIABILITIES
       Long-term notes payable                                           78,103
       Non-current deferred taxes                                     1,111,043
                                                                    -----------

           TOTAL LONG-TERM LIABILITIES                                1,189,146
                                                                    -----------

STOCKHOLDERS' EQUITY
       Preferred stock, Series A, $.001 par value, 5,000,000
           shares authorized, 11,400 shares issued and outstanding           11
       Preferred stock, Series B, $.001 par value, 5,000,000
           shares authorized, 40,000 shares issued and outstanding           40
       Common stock, $.001 par value, 50,000,000 shares
           authorized, 19,288,359 shares issued and outstanding ..       19,288
       Paid-in capital                                                7,007,957
       Retained (deficit)                                            (9,833,683)
                                                                    -----------
           TOTAL STOCKHOLDERS' EQUITY                                (2,806,387)
                                                                    -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 3,702,492
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                                             2001             2002              2001             2002
                                                       ---------------  ---------------   ---------------  ----------------
REVENUES, net of reserves and allowances               $        575,727 $     1,127,057   $     1,706,498  $       2,058,761

COST OF SALES                                                 147,718          180,954           591,618           338,841
                                                       ---------------  ---------------   ---------------  ----------------
GROSS PROFIT                                                  428,009          946,103         1,114,880         1,719,920

OPERATING EXPENSES
      Sales                                                   370,572            235,857         519,000           419,393
      General and administrative                              883,712            548,531       1,597,656           946,772
      Depreciation and amortization                           132,983              22,740        268,058           156,580
      Bad debt expense                                      2,391,000                        - 2,391,000                 -
                                                       ---------------  ---------------   ---------------  ----------------
          TOTAL OPERATING EXPENSES                          3,778,267          807,128         4,775,714         1,522,745
                                                       ---------------  ---------------   ---------------  ----------------

EARNINGS (LOSS) FROM OPERATIONS                            (3,350,258)         138,975        (3,660,834)          197,175
                                                       ---------------  ---------------   ---------------  ----------------

OTHER INCOME (EXPENSES)
      Interest income                                           6,169               18            12,638                43
      Other income                                                164                -             2,641                 -
      Interest expense                                        (16,760)            (41,346)       (33,337)          (64,146)
                                                       ---------------  ---------------   ---------------  ----------------
          NET OTHER INCOME (EXPENSES)                         (10,427)         (41,328)          (18,058)          (64,103)
                                                       ---------------  ---------------   ---------------  ----------------

NET INCOME (LOSS) BEFORE INCOME TAXES                      (3,360,685)          97,647        (3,678,892)          133,072

      INCOME TAXES                                            712,452          (17,000)          749,452            36,000
                                                       ---------------  ---------------   ---------------  ----------------

NET INCOME (LOSS)                                      $   (2,648,233)  $       80,647        (2,929,440)          169,072
                                                       ===============  ===============   ---------------  ----------------

RETAINED DEFICIT AT BEGINNING OF YEAR
      As previously reported                                                                  (2,163,281)      (10,002,755)
      Prior period adjustment,
          net of applicable income taxes of $168,000                                            (234,922)                -
                                                                                          ---------------  ----------------

      As restated                                                                             (2,398,203)      (10,002,755)
                                                                                          ---------------  ----------------

      RETAINED DEFICIT AT END OF PERIOD                                                   $   (5,327,643)  $    (9,833,683)
                                                                                          ===============  ================

NET EARNINGS (LOSS) PER SHARE
      Basic                                            $      (0.$25)            0.$00          (0.$28)               0.01
                                                       ===============  ===============   ===============  ================
      Diluted                                          $      (0.$25)            0.$00          (0.$28)               0.01
                                                       ===============  ===============   ===============  ================

WEIGHTED NUMBER OF SHARES OUTSTANDING
      Basic                                                10,566,859       19,288,359        10,550,442        15,622,479
                                                       ===============  ===============   ===============  ================
      Diluted                                              10,566,859       21,422,359        10,550,442        17,756,479
                                                       ===============  ===============   ===============  ================


  The accompanying notes are an integral part of these financial statements.

                                  FindEx.com, Inc.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                                2001            2002
                                                                            -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers                                            $  2,159,377    $  1,945,138
    Cash paid to suppliers and employees                                      (2,154,359)     (1,853,928)
    Interest paid                                                                      -         (25,118)
    Interest received                                                                769              43
    Income taxes paid                                                            (48,577)              -
                                                                            -------------   -------------

          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       (42,790)         66,135
                                                                            -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property, plant and equipment                                 (13,309)        (35,256)
    Deposits made                                                                (16,400)         (4,408)
    Website development costs                                                          -          (2,452)
                                                                            -------------   -------------

          NET CASH (USED) BY INVESTING ACTIVITIES                                (29,709)        (42,116)
                                                                            -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from line of credit, net                                             39,495         (10,072)
    Payments made on long-term debt                                                    -         (21,599)
    Refund on stock subscriptions                                                      -         (25,000)
    Addition to license agreements                                                25,073               -
                                                                            -------------   -------------

          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        64,568         (56,671)
                                                                            -------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (7,931)        (32,652)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    21,768           7,140
                                                                            -------------   -------------

          CASH (CASH OVERDRAFT) AND CASH EQUIVALENTS, END OF PERIOD         $     13,837    $    (25,512)
                                                                            =============   =============

RECONCILIATION OF NET LOSS TO CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                       $ (2,929,440)   $    169,072
    Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
          Depreciation & amortization                                            268,058         156,580
          Provision for bad debts                                              2,391,000               -
          Stock issued for services                                              298,001         147,294
       Change in assets and liabilities:
          Decrease in accounts receivable                                        625,403          12,378
          (Increase) in refundable income taxes                                  (23,745)              -
          Decrease in inventories                                                 68,242         136,530
          (Increase) in prepaid expenses                                         (24,493)        (11,989)
          Increase (decrease) in accounts payable                                332,091        (331,949)
          (Decrease) in income taxes payable                                     (39,284)              -
          (Decrease) in deferred taxes                                          (735,000)        (36,000)
          Increase in accrued royalties                                          206,900          21,848
          (Decrease)  in other liabilities                                      (480,523)       (197,629)
                                                                            -------------   -------------

          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  $    (42,790)   $     66,135
                                                                            =============   =============


   The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for returns, bad debts, and income taxes along with the realizability of the deferred tax assets. Actual results may differ from these estimates. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in our Form 10-KSB for the fiscal year ended December 31, 2001.

Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized on a product-by-product basis using the greater of the straight-line method over the estimated product life or on the ratio of current revenues to total projected product revenues. The Company generally considers technological feasibility is established with the release of a beta version for testing. Total capitalized software development costs at June 30, 2002 were $80,928, less accumulated amortization of $6,380. Research and development costs incurred and charged to expense were $1,770 and $1,905 for the three months ended June 30, 2002 and 2001, respectively.

NOTE 2 - SOFTWARE LICENSE AGREEMENT

During the quarter ended June 30, 2002, the Company offset the remaining unpaid installment ($1,051,785) against the carrying value of the software license in accordance with the terms of a tentative settlement agreement with The Learning Company (TLC). In addition, the agreement called for the extension of the estimated life of the license from 10 years to 50 years. Amortization expense for the three and six months ended June 30, 2002 was reduced by approximately $112,000. See Note 8.

NOTE 3 - NOTES PAYABLE

At June 30, 2002, notes payable consisted of the following:

         Demand note payable to a corporation, with interest at 9%.  Unsecured.                              $650,000

         Note payable to a corporation, due May 31, 2003, with interest compounded monthly at
         1.5%.  Unsecured.  Convertible at the option of the holder into 660,000 restricted
         common shares.                                                                                        33,000

         Note payable to a corporation, due May 31, 2003, with interest compounded monthly at
         1.5%.  Unsecured.  Convertible at the option of the holder into 660,000 restricted
         common shares.                                                                                        33,000

         Note payable to a corporation, due May 31, 2003, with interest compounded monthly at
         1.5%.  Unsecured.  Convertible at the option of the holder into 660,000 restricted
         common shares.                                                                                        33,000
                                                                                                       ---------------

                                                                                                             $749,000
                                                                                                       ===============

NOTE 4 - LONG-TERM NOTES PAYABLE

On January 31, 2002, the Company refinanced $154,468 of trade accounts payable by issuing a long-term note payable to a corporation. The term note is unsecured and due October 2004 in monthly installments of $5,285, including interest at 8%.

Principal maturities at June 30, 2002 are as follows:

         June 30
           2003             $54,766
           2004              59,306
           2005              18,797
                     ---------------
                           $132,869
                     ===============

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock

On March 7, 2002, pursuant to a settlement agreement, the Company issued an additional six common shares for each common share originally issued under the stock subscription agreement dated April 28, 2000. A total of 2,175,000 common shares were issued under this settlement agreement.

On April 1, 2002, the Company issued 5,891,760 restricted common shares to the employees and Board of Directors as additional compensation pursuant to an incentive and retention bonus program.

NOTE 6 - INCOME TAXES

The benefit (expense) for taxes on income for the three and six months ended June 30 consisted of the following:

                                                 Three Months Ended June 30,             Six Months Ended June 30,
                                              -----------------------------------     --------------------------------
                                                   2002                2001               2002              2001
                                              ----------------    ---------------     --------------    --------------
         Current:
              Federal                              $ ---              $ ---               $ ---             $ ---
              State                                    ---                14,500              ---              14,500
                                              ----------------    ---------------     --------------    --------------
                                                       ---                14,500              ---              14,500
                                              ----------------    ---------------     --------------    --------------
         Deferred:
              Federal                                (14,000)            514,000             28,900           551,000
              State                                   (3,000)            183,952              7,100           183,952
                                              ----------------    ---------------     --------------    --------------
                                                     (17,000)            697,952             36,000           734,952
                                              ----------------    ---------------     --------------    --------------
         Total tax benefit                          $(17,000)           $712,452            $36,000          $749,452
                                              ================    ===============     ==============    ==============

The reconciliation of income tax computed at statutory rates of income tax benefits (expense) is as follows:

         Expense at Federal statutory rate - 34%            $(45,244)
         State tax effects                                      7,100
         Nondeductible expenses                               (1,040)
         Taxable temporary differences                         57,345
         Deductible temporary differences                       2,600
         Deferred tax asset valuation allowance                15,239
                                                       ---------------
              Income tax benefit                             $ 36,000
                                                       ===============

NOTE 7 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options, assuming that the Company reinvested the proceeds to purchase additional shares at market value. A total of 4,483,200 and 2,398,200 potentially dilutive securities for the three and six months ended June 30, 2002 and 2001, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

The following table shows the amounts used in computing earnings per share and the effect on income (loss) and the average number of shares of dilutive potential common stock:

         For the Three Months Ended June 30, 2001                Income (Loss)           Shares            Per-share
                                                                  (Numerator)         (Denominator)         Amount
         --------------------------------------------------     ----------------    ------------------    ------------
         Net Loss                                                  $(2,648,233)
         Less preferred stock dividends                               --
                                                                ----------------
         Loss available to common
            stockholders-basic earnings per share                   (2,648,233)            10,566,859          $(.25)
                                                                                                          ============
         Effect of Dilutive Securities
            Options                                                   --                   --
            Convertible notes payable                                 --                   --
            Convertible Preferred Series A                            --                   --
            Convertible Preferred Series B                            --                   --
            Warrants                                                  --                   --
                                                                ----------------    ------------------
         Loss available to common
            stockholders-diluted earnings per share                $(2,648,233)            10,566,859          $(.25)
                                                                ================    ==================    ============

                                                                 Income (Loss)           Shares            Per-share
         For the Three Months Ended June 30, 2002                 (Numerator)         (Denominator)         Amount
         --------------------------------------------------     ----------------    ------------------    ------------
         Net Income                                                     $80,647
         Less preferred stock dividends                                   --
                                                                ----------------
         Income available to common
            stockholders-basic earnings per share                        80,647            19,288,359            $.00
                                                                                                          ============
         Effect of Dilutive Securities
            Options                                                          --                   --
            Convertible notes payable                                    10,097             1,980,000
            Convertible Preferred Series A                                   --               114,000
            Convertible Preferred Series B                                   --                40,000
            Warrants                                                         --                    --
                                                                ----------------    ------------------
         Income available to common
            stockholders-diluted earnings per share                     $90,744            21,422,359            $.00
                                                                ================    ==================    ============

                                                                 Income (Loss)           Shares            Per-share
         For the Six Months Ended June 30, 2001                   (Numerator)         (Denominator)         Amount
         --------------------------------------------------     ----------------    ------------------    ------------
         Net Loss                                                  $(2,929,440)
         Less preferred stock dividends                               --
                                                                ----------------
         Loss available to common
            stockholders-basic earnings per share                   (2,929,440)            10,550,442          $(.28)
                                                                                                          ============
         Effect of Dilutive Securities
            Options                                                   --                   --
            Convertible notes payable                                 --                   --
            Convertible Preferred Series A                            --                   --
            Convertible Preferred Series B                            --                   --
            Warrants                                                  --                   --
                                                                ----------------    ------------------
         Income available to common
            stockholders-diluted earnings per share                $(2,929,440)            10,550,442          $(.28)
                                                                ================    ==================    ============

                                                                 Income (Loss)           Shares            Per-share
         For the Six Months Ended June 30, 2002                   (Numerator)         (Denominator)         Amount
         --------------------------------------------------     ----------------    ------------------    ------------
         Net Income                                                    $169,072
         Less preferred stock dividends                               --
                                                                ----------------
         Income available to common
            stockholders-basic earnings per share                       169,072            15,622,442            $.01
                                                                                                          ============
         Effect of Dilutive Securities
            Options                                                           --                   --
            Convertible notes payable                                    10,097             1,980,000
            Convertible Preferred Series A                                   --               114,000
            Convertible Preferred Series B                                   --                40,000
            Warrants                                                         --                    --
                                                                ----------------    ------------------
         Income available to common
            stockholders-diluted earnings per share                    $179,169            17,756,479            $.01
                                                                ================    ==================    ============

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - RISKS AND UNCERTAINTIES

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

NOTE 10 - GOING CONCERN

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

NOTE 11 - SUBSEQUENT EVENTS

On July 23, 2002, in settlement of a consulting agreement with an individual for investor relations services, FindEx issued 205,000 common shares valued at $.05 per share.

On August 7, 2002, the Company rescinded 41,600 restricted common shares previously issued to part-time employees under the incentive and retention bonus program.

Exhibit 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


            In connection with the Quarterly Report of FindEx.com, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven Malone, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                            FINDEX.COM, INC.


                                      /s/ Steven Malone
                                     ------------------
                                          Steven Malone
                                          President and Chief Executive Officer

Exhibit 99.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


            In connection with the Quarterly Report of FindEx.com, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kirk Rowland, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                FINDEX.COM, INC.


                                          /s/  Kirk Rowland
                                          -----------------
                                               Kirk Rowland
                                               Chief Financial Officer