Form 10QSB
period 2002-09-30
FINDEX COM INC
filed 2002-11-15
CIK 1089061

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [ X ]    Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended:  September 30, 2002.

         [     ]  Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from __________ to __________.



                           Commission File No. 0-29963

                                FINDEX.COM, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)




                    Nevada                          88-0379462
         (State or Other Jurisdiction            (I.R.S. Employer
       of Incorporation or Organization)        Identification No.)




                             11204 Davenport Street
                                    Suite 100
                                 Omaha, NE 68154
                    (Address of Principal Executive Offices)

                                 (402) 333-1900
                (Issuer's Telephone Number, Including Area Code)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,871,437 shares as of November 13, 2002.

Transitional Small Business Format:  No

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Registrant's financial statements are filed herewith following the signature page.

Item 2.    Management's Discussion and Analysis of Financial Condition

         Forward-Looking Statements

This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We identify forward-looking statements in this report by using words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project," and "will be" and similar words or phrases, or the negative thereof. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) As of September 30, 2002, our current liabilities exceeded our current assets by $5,473,263 and our auditors included a "going concern" footnote in our audited financial statements for our last fiscal year ended December 31, 2001, (ii) we are currently in arrears in the payment of approximately $230,000 of payroll taxes, (iii) the outcome of our pending litigation with The Zondervan Corporation, (iv) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (v) our ability to meet ongoing royalty payments owed, (vi) our ability to sustain sales of major product lines notwithstanding the removal of certain highly acknowledged and popular content,
(vii) our dependence on third parties to fulfill a significant portion of our orders, (viii) uncertainties involved in our ability to introduce new products,
(ix) our ability to retain key executives and other personnel, (x) product returns exceed reserves, (xi) potential infringement of the intellectual property rights of others, and (xii) general economic conditions as well as the other risks identified under the Section entitled "CAUTIONARY STATEMENTS AND RISK FACTORS" in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. Readers are encouraged to carefully review the risk factors contained therein. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurance that such expectations reflected in these forward-looking statements will prove to have been correct. We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

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

We continue to aggressively pursue our objective of becoming the premier provider of Bible study and related products and content to the domestic and international markets, and to explore additional technologies, products and services that are complementary to the affinity group we already serve. We have developed two (2) enhanced releases of our flagship product, QuickVerse, one (1) new product targeted mainly to the secular market, QuickVerse Essentials, two
(2) enhanced releases of our top financial and data management product, Membership Plus, and one (1) new financial product, Fund Accounting Plus. In October 2001, we released the Complete Bible Resource Library, a software program that contains Bible translations, Bible reference tools, multimedia programs, Christian clip-art images and interactive children's games. In October 2002, we released Fund Accounting Plus, a modular-based fund accounting software program designed to serve the unique accounting needs of the churches, para-church organizations and ministries, and non-profit entities. We are currently researching new opportunities in technology for our existing software titles and expanding our financial product line.

         Results of Operations

Our software products have a significant seasonality to their revenues. More than 50% of our annual sales have historically occurred in the five months of September through January; the five months of April through August have historically been the weakest generating only about 33% of our annual sales. Though we expect this seasonality to continue to a degree, we have seen this fluctuation even out through our shift in sales focus from the retail store and distributor to the end user. We continue to pursue opportunities that will bring consistency and growth to our quarterly sales efforts.

Our net income increased approximately $388,000 from a net loss of approximately $434,000 for the three months ended September 30, 2001 to a net loss of approximately $46,000 for the three months ended September 30, 2002 and increased approximately $3,487,000 from a net loss of approximately $3,363,000 for the nine months ended September 30, 2001 to net income of approximately $124,000 for the nine months ended September 30, 2002. Our earnings before interest, taxes, depreciation, and amortization (EBITDA) increased approximately $364,000 from a loss of approximately $375,000 for the three months ended September 30, 2001 to a loss of approximately $11,000 for the three months ended September 30, 2002 and increased approximately $4,111,000 from a loss of approximately $3,768,000 for the nine months ended September 30, 2001 to income of approximately $343,000 for the nine months ended September 30, 2002. The income for the three and nine months ended September 30, 2002 includes $145,682 in non-cash expenses related to 5,827,280 restricted common shares issued to employees and directors as an incentive and retention bonus program. This increase in our net and our EBITDA is directly attributable to changing our sales focus and making several cost savings decisions. We changed our focus to concentrate on upgrade sales and non-royalty sales direct to the end user. We also reduced our workforce by approximately 50% in November of 2001, closed our sales office in Cedar Rapids, Iowa, and increased our profit margin by focusing on the upgrade and direct sales aspect of our business. In addition, we released Membership Plus Deluxe, version 7 in May 2002. Finally, we recognized $2,391,000 in bad debt expense during the three months ended September 30, 2001. We plan to continue increasing the direct sales portion of our business as a percentage of our total sales.

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

Product return reserves are based upon a percentage of total retail and direct sales for the period and may increase or decrease as actual returns are processed. Product returns or price protection concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results. Product returns from distributors and Christian bookstores are allowed primarily in exchange for new products or for credit towards purchases as part of a stock-balancing program. These returns are subject to certain limitations that may exist in the contract that we have with each distributor or reseller. Under certain circumstances, such as termination or when a product is defective, distributors and bookstores could receive a cash refund if returns exceed amounts owed. Returns from sales made directly to the consumer are accepted within 30 days of purchase and are issued a cash refund.

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

Gross revenues increased approximately $451,000 from $549,671 for the three months ended September 30, 2001 to $1,000,339 for the three months ended September 30, 2002, and increased approximately $570,000 from $2,646,131 for the nine months ended September 30, 2001 to $3,216,545 for the nine months ended September 30, 2002. Such increase was partially due to the Company's introduction of a new release of Membership Plus during the second quarter of 2002.

Historically, we have reproduced and distributed the Zondervan NIV Bible pursuant to a content licensing agreement with The Zondervan Corporation which provides that we will pay a royalty fee of 10% of net sales on the stand-alone product and $8.00 per unit on total net units of QuickVerse. The products containing the Zondervan NIV Bible, including QuickVerse, accounted for approximately 35% of our revenues in fiscal year 2001 but none of our revenues during the three and nine months ended September 30, 2002. Due to our shortage in working capital, we are significantly in arrears on the royalty payments due under such licensing agreement. On April 5, 2001, we received a notice from The Zondervan Corporation informing us that they were terminating our rights to the Zondervan NIV Bible under the licensing agreement. On October 12, 2001, Zondervan was granted a court order in the United States District Court in the Western District of Michigan ordering FindEx to cease selling, marketing and manufacturing any product that incorporates Zondervan's copyrighted material. As of October 26, 2001 we reached a written payment agreement with Zondervan whereby they would not enforce the court order and we would continue to ship products containing Zondervan's NIV Bible. We failed to meet our first payment obligation due to Zondervan on November 12, 2001 in accordance with the payment agreement. On November 14, 2001, Zondervan pursued its enforcement rights under the court order by serving notice that we cease selling, marketing and manufacturing all products containing their copyrighted material. As of the date hereof, we are abiding by the court order. We are also involved in related court-ordered mediation in connection with Zondervan's claim for $1,300,000 in unpaid royalties, which amount we are disputing. As of May 7, 2002, it was agreed among Zondervan, FindEx, and TLC, another named defendant in the proceeding, that FindEx and TLC would submit to independent audits in an effort to resolve disputed royalty amounts owed. Although we hope to be able to resolve this pending litigation in a way that will allow us to continue to sell, market and manufacture Zondervan's copyrighted material, and not dramatically impair our cash flow, there can be no assurance as to our ability to achieve either of these results. Depending on the timing of, and the period over which it would be required to be paid by us, any judgment for money damages in excess of $50,000 in this proceeding would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

The provision for sales returns increased approximately $55,000 from $70,125 for the three months ended September 30, 2001 to $124,760 for the three months ended September 30, 2002, and decreased approximately $119,000 from $376,225 for the nine months ended September 30, 2001 to $257,190 for the nine months ended September 30, 2002. The Company has experienced fewer product returns overall during the first nine months of 2002 than during the same period of 2001. In addition, we increased our direct sales efforts to the end user where our return policy is much shorter and incidents of product returns much lower than in the Christian and secular retail markets. We did increase our provision for the third quarter of 2002 to reflect an increase in shipments of boxed retail product associated with the Membership Plus release.

         Cost of Sales

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package and ship the software products. The direct costs and manufacturing overhead decreased from 20.5% of gross revenues in 2001 to 15.1% of gross revenues in 2002. The decrease resulted directly from the sharp decrease in sales of boxed, retail products. Sales direct to the end user do not require the cost of a retail box nor the additional packaging and shipping materials. Royalties to third party providers of intellectual property also decreased from 9.9% of gross revenues in 2001 to 2.7% of gross revenues in 2002. The decrease in royalties reflects our focus on selling product upgrades and non-royalty titles. Upgrade sales, e.g. from QuickVerse version 6 to QuickVerse version 7, are subject to royalties only on the content additions of the upgraded version.

Software development costs, consisting primarily of direct and indirect labor and related overhead charges, capitalized during the three and nine months ended September 30, 2002 were $91,509 and $185,964, respectively. Accumulated amortization of these development costs included in cost of sales totaled $13,526 and $19,907 for the three and nine months ended September 30, 2002, respectively.

         Sales, General and Administrative

Sales expenses increased approximately $55,000 from $159,374 for the three months ended September 30, 2001 to $214,571 for the three months ended September 30, 2002 and decreased approximately $44,000 from $678,375 for the nine months ended September 30, 2001 to $633,964 for the nine months ended September 30, 2002. The decrease is primarily due to a direct reduction in advertising costs and rebate offers to the end user. We anticipate that our advertising costs will remain below 2001 levels in the short term, but will increase in relation to our revenue growth. Included in the overall decrease, and reflected in the increase for the three months ended September 30, is an increase in commissions paid to the telemarketing firm we use for our direct sales. TLC handled direct sales almost entirely during the first quarter of 2001. We anticipate sales commissions will increase in future quarters as we continue to expand our direct sales efforts. In addition, we began providing our own technical support in April 2001 effectively lowering the matching of future technical support costs related to sales from the current year period. Prior to that point, the Company operated under an agreement with TLC whereby TLC provided technical support and billed FindEx based on the monthly number of technical support calls and emails received. It is anticipated that future technical support costs will remain lower, on a per instance basis, than that provided by TLC.

Personnel costs increased approximately $16,000 from $301,872 for the three months ended September 30, 2001 to $317,634 for the three months ended September 30, 2002 and decreased approximately $36,000 from $1,075,904 for the nine months ended September 30, 2001 to $1,040,213 for the nine months ended September 30, 2002 primarily from the capitalization of direct and indirect labor and related overhead charges as software development costs (see `Cost of Sales' above). As indicated above, personnel costs for the three and nine months ended September 30, 2002 include $145,682 in non-cash expenses related to 5,827,280 restricted common shares issued to employees and directors as an incentive and retention bonus program. Also included in the net decrease in personnel costs for the nine months ended September 30 is a 13% increase in employee benefits. This increase was partially offset by changes in our benefit providers and the benefit packages we offer to our employees. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the technical support and direct marketing staff. Investor services decreased approximately $17,000 and $255,000 for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in the prior year, as we did not renew our investor services contract. Legal costs decreased approximately $32,000 and $204,000, respectively, as we dealt with fewer legal disputes during the three and nine months ended September 30, 2002. It is anticipated that legal costs will be higher in future quarters as we continue to work through the disputes with Zondervan and TLC, as well as those with Swartz.

Rent expense decreased approximately $7,000 during the three months ended September 30, 2002 and approximately $19,000 during the nine months ended September 30, 2002. This decrease is attributable to our having closed our sales office in Cedar Rapids, Iowa in late 2001. Rent at our corporate office location increased slightly over 2001. We anticipate that rent expense will continue to decrease as we have combined our product fulfillment and corporate office facilities into one location.

Travel costs decreased approximately $27,000 and $42,000 during the three and nine months ended September 30, 2002, respectively, compared to the same periods of the prior year. This decrease is a direct result of our staff reductions and shift in sales focus from the distributor to the end user.

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

As of September 30, 2002, FindEx had $899,109 in current assets, $6,372,372 in current liabilities and a retained deficit of $9,879,380. These factors continue to create an uncertainty about our ability to continue as a going concern. We had a net loss of $45,697 and net income of $123,375 for the three and nine months ended September 30, 2002, respectively.

Net cash provided by operating activities was $130,053 for the nine months ended September 30, 2002 and net cash used by operating activities was $48,241 for the nine months ended September 30, 2001. The increase in cash provided was primarily due to refocusing our sales efforts on direct sales. These sales are generally credit card sales and provide a much greater profit margin. This increase in cash from operating activities reflects a net decrease in trade accounts payable of approximately $305,000. The net decrease in trade accounts payable includes the refinancing of $154,468 as a long-term liability.

Net cash used by investing activities was $48,241 and $29,843 for the nine months ended September 30, 2002 and 2001, respectively. The increase in net cash used relates primarily to purchases of equipment and software.

Net cash used by financing activities was $64,547 for the nine months ended September 30, 2002 and net cash provided by financing activities was $72,781 for the nine months ended September 30, 2001. Cash used by financing activities reflects payments made on debt obligations and the refund of the 2000 investment of Thomas Ardt and Betty Wolfe. We refinanced $154,468 of trade accounts payable to Cedar Graphics, Inc. by issuing a term note payable. This refinancing has been reflected in the net decrease in trade accounts payable with only the principal reduction reflected in financing activities.

                  Zondervan Claim

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

                  Threatened Litigation by Swartz Private Equity

On June 6, 2001, we entered into an Equity Line Investment Agreement (the "Equity Line Agreement") with Swartz Private Equity, LLC ("Swartz"). In accordance with its terms, the Equity Line Agreement entitled us to issue and sell up ("Put") to $15 million of our common stock to Swartz, subject to a formula based on our stock price and trading volume, from time to time over a three year period (the "Equity Line") following the effectiveness of a shelf registration statement that we were to have filed in connection with this transaction (the "Equity Line Registration Statement").

Among many other terms, the Equity Line Agreement provided that if we failed to Put at least $500,000 worth of common stock to Swartz during the first year after the effective date of the Equity Line Registration Statement, and $1,000,000 during each one year period following thereafter, we would be required to pay Swartz an annual non-usage fee. Under the Equity Line Agreement, this non-usage fee would equal the difference between $100,000 and 10% of the value of the shares of common stock that we Put to Swartz during the one year period, and would be due and payable each year in cash within five (5) business days of the date it was accrued.

Although the Equity Line Agreement provided that it could be terminated by us at any time upon notice to Swartz, it also provided that, in the event of any such termination by us, we would be required to pay Swartz the greater of (i) the non-usage fee described above, or (ii) the difference between $150,000 and 10% of the value of the shares of common stock Put to Swartz during all Puts to date as of that time. Further, any such termination would not affect any other obligations we had under either the Equity Line Agreement or any related agreement. Among other related agreements, this included (i) a six-year warrant granted to Swartz by us to purchase 510,000 shares of our common stock at $0.23 per share, which warrant was issued as partial consideration for entering into the Equity Line Agreement (the "Commitment Warrant"), and (ii) a certain anti-dilution agreement that applied, among other things, to the Commitment Warrant (the "Warrant Anti-Dilution Agreement").

On August 2, 2001, and in accordance with its obligation under the Equity Line Agreement, we filed the Equity Line Registration Statement. Because our stock price collapsed shortly thereafter to a point at which any use of the Equity Line became prohibitively expensive in the determination of the FindEx Board (because the price Swartz was to pay was tied to the stock price), after a long period of waiting and hoping for a rebound or other meaningful increase in the trading price of our common stock, on August 26, 2002, the Registration Statement was officially withdrawn. That same day, notice of termination of the Equity Line Agreement was provided by us to Swartz. Because the Equity Line Registration Statement was never declared effective by the SEC, the Equity Line never became operative, and no amount was ever drawn by us paid thereunder.

On September 6, 2002, Swartz provided notice to us that it was making a demand under the Equity Line Agreement for the termination fee provided thereunder. In accordance with Swartz's calculations, they were owed $150,000 payable in cash or common stock within 10 days of the termination. At the time of such notice, and had such amount been paid in common stock, it would have required 3.75 million shares. Shortly thereafter, such claim rose to over 9 million shares. In addition, Swartz further demanded another warrant for an additional 219,127 shares of our common stock pursuant to the Commitment Warrant and the Warrant Anti-Dilution Agreement. Although certain settlement discussions have ensued, at this point, the prospects for settlement seem highly uncertain. There can be no assurance that this matter will be able to be settled on terms that will not have a direct or indirect material adverse effect on our liquidity and financial condition. Further, if litigated, there can be no assurance that (i) the resources devoted to defending any such claim will not have a negative impact on FindEx's ability to manage other aspects of its business, and (ii) any outcome thereof will not have a direct or indirect material adverse effect on our liquidity and financial condition.

We do not currently have adequate cash resources available to fund operations over the next twelve months. In order to maintain our current level of operations, we may need to secure additional funding sources to meet our operating expenses. Such funding sources may include, but are not limited to, private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions. Although there can be no assurance, we believe that through a combination of outside sources of capital, revenues generated from direct-to-consumer sales and timely introduction of new product releases, we will have sufficient sources of capital to meet our operating needs. However, any substantial delays in receipt of or failure to obtain such capital and delays in product releases will prevent us from operating as a going concern, given our limited revenues and capital reserves.

Item 3.    Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures.

Based on their most recent evaluation of our disclosure controls and procedures, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

     (b) Changes In Internal Controls

          Formation of Disclosure Controls and Procedures Officer Committee

The Disclosure Controls and Procedures Officer Committee (the "Disclosure Policy Committee") was formed on November 12, 2002 and charged with the responsibility for considering the materiality of information and determining disclosure obligations on a timely basis. The Disclosure Policy Committee has implemented disclosure controls and procedures that meet the standards established by the new rules. These controls and procedures will be reviewed and adopted by the Audit Committee of our Board of Directors.

                       Control and Procedures

It is expected that the Disclosure Policy Committee will meet on or about the 60th day of the quarter. Members are to provide information that is documented within the Quarterly Control and Procedures Report. This report will contain attestations and, where applicable, documentation, in regard to the following:

o    The Fact that Internal Controls Have Been Reviewed Within the Past 90 Days
o    Any Concerns Regarding Weaknesses in Internal Control
o    Any Concerns Relating To Events that May Require Disclosure
o    Any Concerns Relating To Internal Fraud/Defalcation
o    Potential Material Losses
o    New Off-Balance Sheet Arrangements
o    Material Amounts Not Reflected on the General Ledger

The Quarterly Control and Procedures Report is to be completed, signed and presented to the CEO and CFO prior to completing the first draft of each quarterly 10-QSB. Because material issues may occur between regularly scheduled quarterly meetings, this report is to be generated by the Disclosure Policy appropriate Officers at anytime when warranted. The CEO and CFO will consult with our Disclosure Policy Committee to determine any action that is necessary.

Other than as set forth above, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and/or material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 2.   Changes In Securities and Use of Proceeds.

On July 23, 2002, in settlement of a consulting agreement with an individual for investor relations services, the Company issued 205,000 common shares valued at $.05 per share.

On August 7, 2002, the Company rescinded 64,480 restricted common shares previously issued to part-time employees under the incentive and retention bonus program. These shares were valued at $.025 per share.

On September 20, 2002, pursuant to a settlement agreement, the Company issued an additional six common shares for each common share originally issued in lieu of a cash commission under the stock subscription agreement dated April 28, 2000. A total of 137,250 common shares were issued to Ronald Ardt under this settlement agreement.

On September 20, 2002, the Company issued 9,000 common shares to Ronald Ardt correcting an error in the number of shares issued March 7, 2002 pursuant to the settlement agreement associated with the stock subscription agreement dated April 28, 2000.

On October 17, 2002, in settlement of unpaid consulting and valuation services, the Company issued 296,308 common shares, valued at $.03 per share, to Ardt Investment Management, Inc.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

On June 6, 2001, we entered into an Equity Line Investment Agreement (the "Equity Line Agreement") with Swartz Private Equity, LLC ("Swartz"). In accordance with its terms, the Equity Line Agreement entitled us to issue and sell up ("Put") to $15 million of our common stock to Swartz, subject to a formula based on our stock price and trading volume, from time to time over a three year period (the "Equity Line") following the effectiveness of a shelf registration statement that we were to have filed in connection with this transaction (the "Equity Line Registration Statement").

Among many other terms, the Equity Line Agreement provided that if we failed to Put at least $500,000 worth of common stock to Swartz during the first year after the effective date of the Equity Line Registration Statement, and $1,000,000 during each one year period following thereafter, we would be required to pay Swartz an annual non-usage fee. Under the Equity Line Agreement, this non-usage fee would equal the difference between $100,000 and 10% of the value of the shares of common stock that we Put to Swartz during the one year period, and would be due and payable each year in cash within five (5) business days of the date it was accrued.

Although the Equity Line Agreement provided that it could be terminated by us at any time upon notice to Swartz, it also provided that, in the event of any such termination by us, we would be required to pay Swartz the greater of (i) the non-usage fee described above, or (ii) the difference between $150,000 and 10% of the value of the shares of common stock Put to Swartz during all Puts to date as of that time. Further, any such termination would not affect any other obligations we had under either the Equity Line Agreement or any related agreement. Among other related agreements, this included (i) a six-year warrant granted to Swartz by us to purchase 510,000 shares of our common stock at $0.23 per share, which warrant was issued as partial consideration for entering into the Equity Line Agreement (the "Commitment Warrant"), and (ii) a certain anti-dilution agreement that applied, among other things, to the Commitment Warrant (the "Warrant Anti-Dilution Agreement").

On August 2, 2001, and in accordance with its obligation under the Equity Line Agreement, we filed the Equity Line Registration Statement. Because our stock price collapsed shortly thereafter to a point at which any use of the Equity Line became prohibitively expensive in the determination of the FindEx Board (because the price Swartz was to pay was tied to the stock price), after a long period of waiting and hoping for a rebound or other meaningful increase in the trading price of our common stock, on August 26, 2002, the Registration Statement was officially withdrawn. That same day, notice of termination of the Equity Line Agreement was provided by us to Swartz. Because the Equity Line Registration Statement was never declared effective by the SEC, the Equity Line never became operative, and no amount was ever drawn by us paid thereunder.

On September 6, 2002, Swartz provided notice to us that it was making a demand under the Equity Line Agreement for the termination fee provided thereunder. In accordance with Swartz's calculations, they were owed $150,000 payable in cash or common stock within 10 days of the termination. At the time of such notice, and had such amount been paid in common stock, it would have required 3.75 million shares. Shortly thereafter, such claim rose to over 9 million shares. In addition, Swartz further demanded another warrant for an additional 219,127 shares of our common stock pursuant to the Commitment Warrant and the Warrant Anti-Dilution Agreement. Although certain settlement discussions have ensued, at this point, the prospects for settlement seem highly uncertain. There can be no assurance that this matter will be able to be settled on terms that will not have a direct or indirect material adverse effect on our liquidity and financial condition. Further, if litigated, there can be no assurance that (i) the resources devoted to defending any such claim will not have a negative impact on FindEx's ability to manage other aspects of its business, and (ii) any outcome thereof will not have a direct or indirect material adverse effect on our liquidity and financial condition. In either case, any result which obligates FindEx to make any payment to Swartz in the form of common shares as opposed to cash (which FindEx may simply be unable to pay) would have a dilutive effect on the shareholdings of all other FindEx shareholders, which, depending on the value attributable to such stock in any such circumstance, could be potentially very significant.

Item 6.    Exhibits and Reports On Form 8-K

     (a) Exhibits

99.1 Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Findex.com, Inc. Chief Financial Officer, Kirk Rowland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3 Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4 Certification of Findex.com, Inc. Chief Financial Officer, Kirk Rowland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K and Form 8-K/A filed during the three months ended September 30, 2002:

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           FINDEX.COM, INC.


Date:   November 14, 2002         By ______/s/ Steven Malone
                                           -------------------
                                               Steven Malone
                                             President & Chief Executive Officer


Date:   November 14, 2002         By ______/s/ Kirk Rowland
                                           ------------------
                                               Kirk Rowland, CPA
                                               Chief Financial Officer

                        FindEx.com, Inc.
             CONDENSED CONSOLIDATED BALANCE SHEETS
                       September 30, 2002
                          (UNAUDITED)



                             ASSETS

CURRENT ASSETS
       Cash and cash equivalents
           Unrestricted cash                                           $            3,587
           Restricted cash                                                         20,818
                                                                       -------------------
                Total cash and cash equivalents                                    24,405
       Accounts receivable, trade                                                 306,690
       Inventories                                                                533,357
       Other current assets                                                        34,657
                                                                       -------------------

           TOTAL CURRENT ASSETS                                                   899,109
                                                                       -------------------

PROPERTY AND EQUIPMENT, net                                                       102,100
                                                                       -------------------

OTHER ASSETS
       Software license, net (Note 2)                                           2,571,145
       Other assets                                                                20,298
                                                                       -------------------
           TOTAL OTHER ASSETS                                                   2,591,443
                                                                       -------------------

           TOTAL ASSETS                                                $        3,592,652
                                                                       ===================


              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Notes payable (Note 3)                                          $          749,999
       Accrued royalties                                                        2,091,422
       Accounts payable                                                         1,133,489
       Current maturities of long-term notes payable (Note 4)                      55,877
       Other current liabilities                                                2,341,585
                                                                       -------------------

           TOTAL CURRENT LIABILITIES                                            6,372,372
                                                                       -------------------

LONG-TERM LIABILITIES
       Long-term notes payable (Note 4)                                            63,726
       Non-current deferred taxes                                                       -
                                                                       -------------------

           TOTAL LONG-TERM LIABILITIES                                             63,726
                                                                       -------------------

STOCKHOLDERS' EQUITY (Note 5)
       Preferred stock, Series A, $.001 par value, 5,000,000
           shares authorized, 11,400 shares issued and outstanding                     11
       Preferred stock, Series B, $.001 par value, 5,000,000
           shares authorized, 40,000 shares issued and outstanding                     40
       Common stock, $.001 par value, 50,000,000 shares
           authorized, 19,575,129 shares issued and outstanding                    19,575
       Paid-in capital                                                          7,016,308
       Retained (deficit)                                                      (9,879,380)
                                                                       -------------------
           TOTAL STOCKHOLDERS' EQUITY                                          (2,843,446)
                                                                       -------------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $        3,592,652
                                                                       ===================


   The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
                                   (UNAUDITED)



                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                                   2001             2002             2001             2002
REVENUES, net of reserves and allowances                    $     465,713      $   873,705     $  2,172,211     $   2,932,466

COST OF SALES                                                     164,879          233,360          804,608           572,201
                                                                  -------          -------        ---------         ---------
GROSS PROFIT                                                      300,834          640,345        1,367,603         2,360,265

OPERATING EXPENSES
      Sales                                                       159,374          214,571          678,375           633,964
      General and administrative                                  516,514          436,868        2,066,058         1,383,640
      Depreciation and amortization                               133,346           27,518          401,404           184,098
      Bad debt expense                                                  -                -        2,391,000                 -
                                                                 ---------         --------      -----------        ---------
          TOTAL OPERATING EXPENSES                                809,234          678,957        5,536,837         2,201,702
                                                                 ---------         --------      -----------        ---------
EARNINGS (LOSS) FROM OPERATIONS                                  (508,400)         (38,612)      (4,169,234)          158,563
                                                                 ---------         --------      -----------        ---------

OTHER INCOME (EXPENSES)
      Interest income                                                  95               11           12,733                54
      Other income                                                    150                -            2,791                 -
      Interest expense                                            (27,562)         (25,233)         (60,899)          (89,379)
      Gain on sale of assets                                            -              137                -               137
                                                                 ---------         --------      -----------        ---------
          NET OTHER INCOME (EXPENSES)                             (27,317)         (25,085)         (45,375)          (89,188)
                                                                 ---------         --------      -----------        ---------

NET INCOME (LOSS) BEFORE INCOME TAXES                            (535,717)         (63,697)      (4,214,609)           69,375

      INCOME TAXES (Note 6)                                       102,027           18,000          851,479            54,000
                                                                 ---------         --------      -----------        ---------
NET INCOME (LOSS)                                           $    (433,690)      $  (45,697)      (3,363,130)          123,375
                                                                 =========         ========      -----------        ---------

RETAINED DEFICIT AT BEGINNING OF YEAR
      As previously reported                                                                     (2,163,281)      (10,002,755)
      Prior period adjustment,                                                                            -
          net of applicable income taxes of $168,000                                               (234,922)                -
                                                                                                 -----------       -----------

      As restated                                                                                (2,398,203)      (10,002,755)
                                                                                                 -----------       -----------
      Preferred series A common stock dividend                                                       (4,200)                -
                                                                                                 -----------       -----------
      RETAINED DEFICIT AT END OF PERIOD                                                       $  (5,765,533)  $    (9,879,380)
                                                                                                 ===========       ===========
NET EARNINGS (LOSS) PER SHARE (Note 7)
      Basic                                                 $       (0.04)          (0.0)             (0.32)              0.01
      Diluted                                               $       (0.04)          (0.0)             (0.32)              0.01

WEIGHTED NUMBER OF SHARES OUTSTANDING
      Basic                                                    10,656,341       19,430,789       10,585,742        16,891,916
      Diluted                                                  10,656,341       19,430,789       10,585,742        19,025,916


   The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                    2001          2002
                                                                              -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash received from customers                                              $  2,769,535   $  2,928,098
    Cash paid to suppliers and employees                                        (2,786,032)    (2,755,439)
    Interest paid                                                                  (10,617)      (42,660)
    Interest received                                                                  864            54
    Income taxes paid                                                              (35,625)            -
                                                                              -------------  ------------

         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                          (61,875)      130,053
                                                                              -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property, plant and equipment                                   (14,243)      (43,581)
    Proceeds from sale of property, plant and equipment                                  -         4,000
    Deposits made                                                                  (15,600)       (6,208)
    Website development costs                                                            -        (2,452)
                                                                              -------------  ------------

         NET CASH (USED) BY INVESTING ACTIVITIES                                   (29,843)      (48,241)
                                                                              -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds (payments) from line of credit, net                                    32,708        (4,682)
    Proceeds from issuance of stock                                                 15,000             -
    Payments made on long-term debt                                                      -       (34,865)
    Refund on stock subscriptions                                                        -       (25,000)
    Addition to license agreements                                                  25,073             -
                                                                              -------------  ------------

         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                           72,781       (64,547)
                                                                              -------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (18,937)       17,265
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      21,768         7,140
                                                                              -------------  ------------

         CASH AND CASH EQUIVALENTS, END OF PERIOD                             $      2,831   $    24,405
                                                                              =============  ============

RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                         $ (3,363,130)  $   123,375
    Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
         Depreciation & amortization                                               401,404       184,098
         Provision for bad debts                                                 2,391,000             -
         Stock issued for services                                                 302,183       155,932
         Gain on sale property, plant and equipment                                      -          (137)
       Change in assets and liabilities:
         Decrease in accounts receivable                                           822,299       153,480
         (Increase) in refundable income taxes                                      (1,548)            -
         Decrease in inventories                                                   114,902       112,889
         (Increase) in prepaid expenses                                            (25,282)      (16,461)
         Increase (decrease) in accounts payable                                   383,736      (304,885)
         (Decrease) in income taxes payable                                        (42,556)            -
         (Decrease) in deferred taxes                                             (843,000)      (54,000)
         Increase in accrued royalties                                             258,600         8,728
         (Decrease)  in other liabilities                                         (460,483)     (232,966)
                                                                              -------------  ------------

         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     $    (61,875)  $   130,053
                                                                              =============  ============


   The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)

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

Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized on a product-by-product basis using the greater of the straight-line method over the estimated product life or on the ratio of current revenues to total projected product revenues. The Company generally considers technological feasibility is established with the release of a beta version for testing. Total capitalized software development costs at September 30, 2002 were $185,964, including $91,509 capitalized during the three months ended September 30, 2002, less accumulated amortization of $19,907. Research and development costs incurred and charged to expense were $15,583 and $-0- for the three months ended September 30, 2002 and 2001, respectively.

NOTE 2 - SOFTWARE LICENSE AGREEMENT

During the quarter ended June 30, 2002, the Company offset the remaining unpaid installment ($1,051,785) against the carrying value of the software license in accordance with the terms of a tentative settlement agreement with The Learning Company (TLC). In addition, the agreement called for the extension of the estimated life of the license from 10 years to 50 years. Amortization expense for the nine months ended September 30, 2002 was reduced by approximately $112,000. See Note 9.

NOTE 3 - NOTES PAYABLE

At September 30, 2002, notes payable consisted of the following:

         Demand note payable to a corporation, with interest at 9%.  Unsecured.                              $650,000

         Note payable to a corporation, due May 31, 2003, with interest compounded monthly at
         1.5%.  Unsecured.  Convertible at the option of the holder into 660,000 restricted
         common shares.                                                                                        33,333

         Note payable to a corporation, due May 31, 2003, with interest compounded monthly at
         1.5%.  Unsecured.  Convertible at the option of the holder into 660,000 restricted
         common shares.                                                                                        33,333

         Note payable to a corporation, due May 31, 2003, with interest compounded monthly at
         1.5%.  Unsecured.  Convertible at the option of the holder into 660,000 restricted
         common shares.                                                                                        33,333
                                                                                                       ---------------
                                                                                                             $749,999
                                                                                                       ===============

NOTE 4 - LONG-TERM NOTES PAYABLE

On January 31, 2002, the Company refinanced $154,468 of trade accounts payable by issuing a long-term note payable to a corporation. The term note is unsecured and due October 2004 in monthly installments of $5,285, including interest at 8%.

Principal maturities at September 30, 2002 are as follows:

         September 30
           2003                     $55,877
           2004                      63,726
                             ---------------
                                   $119,603
                             ===============

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock

On March 7, 2002, pursuant to a settlement agreement, the Company issued an additional six common shares for each common share originally issued under the stock subscription agreement dated April 28, 2000. A total of 2,175,000 common shares were issued under this settlement agreement. On September 20, 2002, the Company issued 9,000 common shares correcting an error in the March issuance.

On April 1, 2002, the Company issued 5,891,760 restricted common shares to the employees and Board of Directors as additional compensation pursuant to an incentive and retention bonus program. On August 7, 2002, the Company rescinded 64,480 restricted common shares previously issued to part-time employees under the incentive and retention bonus program. These shares were valued at $.025 per share.

On July 23, 2002, in settlement of a consulting agreement with an individual for investor relations services, the Company issued 205,000 common shares valued at $.05 per share.

On September 20, 2002, pursuant to a settlement agreement, the Company issued an additional six common shares for each common share originally issued in lieu of cash commission under the stock subscription agreement dated April 28, 2000. A total of 137,250 common shares were issued under this settlement agreement.

NOTE 6 - INCOME TAXES

The benefit for taxes on income for the three and nine months ended September 30 consisted of the following:

              Three Months Ended September 30,   Nine Months Ended September 30,
              ---------------------------------  -------------------------------

                        2002             2001          2002              2001
                 ---------------   -------------   -----------    --------------
Current:
     Federal            $ ---           $ ---          $ ---             $ ---
     State                ---            (5,973)         ---               8,479
                 ---------------   -------------   -----------    --------------
                          ---            (5,973)         ---               8,479
                 ---------------   -------------   -----------    --------------
Deferred:
     Federal             14,500          81,250        43,400           632,250
     State                3,500          26,750        10,600           210,750
                 ---------------   -------------   -----------    --------------
                         18,000         108,000        54,000           843,000
                 ---------------   -------------   -----------    --------------
Total tax benefit       $18,000        $102,027       $54,000          $851,479
                 ===============   =============   ===========    ==============

The reconciliation of income tax computed at statutory rates of income tax benefits (expense) is as follows:

         Expense at Federal statutory rate - 34%                $(23,588)
         State tax effects                                         10,600
         Nondeductible expenses                                   (1,104)
         Taxable temporary differences                             57,345
         Deductible temporary differences                           6,680
         Deferred tax asset valuation allowance                     4,067
                                                           ---------------
              Income tax benefit                                 $ 54,000
                                                           ===============

NOTE 7 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options, assuming that the Company reinvested the proceeds to purchase additional shares at market value. A total of 6,617,200 and 4,483,200 potentially dilutive securities for the three and nine months ended September 30, 2002, respectively, and 4,787,200 potentially dilutive securities for the three and nine months ended September 30, 2001, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

The following table shows the amounts used in computing earnings per share and the effect on income (loss) and the average number of shares of dilutive potential common stock:

       For the Three Months Ended September 30, 2001             Income (Loss)           Shares            Per-share
                                                                  (Numerator)         (Denominator)         Amount
       -----------------------------------------------------    ----------------    ------------------    ------------
       Net Loss                                                      $(433,690)
       Less preferred stock dividends                                   (4,200)
                                                                ----------------
       Loss available to common
          stockholders-basic earnings per share                       (437,890)            10,656,341          $(.04)
                                                                                                          ============
       Effect of Dilutive Securities
          Options                                                        --                   --
          Convertible notes payable                                      --                   --
          Convertible Preferred Series A                                 --                   --
          Convertible Preferred Series B                                 --                   --
          Warrants                                                       --                   --
                                                                ----------------    ------------------
       Loss available to common
          stockholders-diluted earnings per share                    $(437,890)            10,656,341          $(.04)
                                                                ================    ==================    ============

                                                                  Income (Loss)           Shares            Per-share
       For the Three Months Ended September 30, 2002               (Numerator)         (Denominator)         Amount
       -----------------------------------------------------    ----------------    ------------------    ------------
       Net Loss                                                       $(45,697)
       Less preferred stock dividends                                    --
                                                                ----------------
       Loss available to common
          stockholders-basic earnings per share                        (45,697)            19,430,789            $.00
                                                                                                          ============
       Effect of Dilutive Securities
          Options                                                        --                   --
          Convertible notes payable                                      --                   --
          Convertible Preferred Series A                                 --                   --
          Convertible Preferred Series B                                 --                   --
          Warrants                                                       --                   --
                                                                ----------------    ------------------
       Loss available to common
          stockholders-diluted earnings per share                     $(45,697)            19,430,789            $.00
                                                                ================    ==================    ============

                                                                 Income (Loss)           Shares            Per-share
       For the Nine Months Ended September 30, 2001               (Numerator)         (Denominator)         Amount
       -----------------------------------------------------    ----------------    ------------------    ------------
       Net Loss                                                    $(3,363,130)
       Less preferred stock dividends                                   (4,200)
                                                                ----------------
       Loss available to common
          stockholders-basic earnings per share                     (3,367,330)            10,585,742          $(.32)
                                                                                                          ============
       Effect of Dilutive Securities
          Options                                                       --                   --
          Convertible notes payable                                     --                   --
          Convertible Preferred Series A                                --                   --
          Convertible Preferred Series B                                --                   --
          Warrants                                                      --                   --
                                                                ----------------    ------------------
       Income available to common
          stockholders-diluted earnings per share                  $(3,367,330)            10,585,742          $(.32)
                                                                ================    ==================    ============

                                                                 Income (Loss)           Shares            Per-share
       For the Nine Months Ended September 30, 2002               (Numerator)         (Denominator)         Amount
       -----------------------------------------------------    ----------------    ------------------    ------------
       Net Income                                                      $123,375
       Less preferred stock dividends                                   --
                                                                ----------------
       Income available to common
          stockholders-basic earnings per share                         123,375            16,891,916            $.01
                                                                                                          ============
       Effect of Dilutive Securities
          Options                                                       --                   --
          Convertible notes payable                                      16,584             1,980,000
          Convertible Preferred Series A                                --                    114,000
          Convertible Preferred Series B                                --                     40,000
          Warrants                                                      --                   --
                                                                ----------------    ------------------
       Income available to common
          stockholders-diluted earnings per share                      $139,959            19,025,916            $.01
                                                                ================    ==================    ============

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company incurred the following non-cash investing and financing activities during the nine months ended September 30, 2002 and 2001, respectively:

                                                    2002              2001
                                                -------------    ------------
  Common stock and warrants issued for services   $155,932          $302,183
  Common stock dividend                              --                4,200
  Conversion of preferred stock to common stock      --                   32

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

On September 6, 2002, Swartz Private Equity, LLC provided notice that it was making a demand under the Equity Line Agreement for the termination fee provided thereunder in the amount of $150,000. We are currently disputing this amount and have entered into settlement discussions with them. Ultimate disposition is uncertain and management believes the amount of any potential loss cannot be reasonably estimated at this time.

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

NOTE 12 - SUBSEQUENT EVENT

On October 17, 2002, pursuant to a settlement agreement for unpaid consulting and valuation services, the Company issued 296,308 common shares valued at $.03 per share.

Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, Steven Malone, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Findex.com, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002      By ______/s/ Steven Malone
                                        -------------------
                                            Steven Malone
                                            President & Chief Executive Officer

Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, Kirk Rowland, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Findex.com, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002               By ______/s/ Kirk Rowland
                                                 ------------------
                                                     Kirk Rowland
                                                     Chief Financial Officer

Exhibit 99.3


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of FindEx.com, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report"), I, Steven Malone, President and Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Periodic Report fully complies with the requirements of the Securities Exchange Act of 1934; and

(2) The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:   November 14, 2002    By ______/s/ Steven Malone
                                      -------------------
                                          Steven Malone
                                          President & Chief Executive Officer

Exhibit 99.4


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of FindEx.com, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report"), I, Kirk Rowland, Chief Financial Officer of the Company, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Periodic Report fully complies with the requirements of the Securities Exchange Act of 1934; and

(2) The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   November 14, 2002                   By ______/s/ Kirk Rowland
                                                     ------------------
                                                         Kirk Rowland
                                                         Chief Financial Officer