Form 10KSB
period 2002-12-31
FINDEX COM INC
filed 2003-03-31
CIK 1089061

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the fiscal year ended December 31, 2002.

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ________ to _________.

                         Commission File Number: 0-29963


                                FINDEX.COM, INC.
                 (Name of Small Business Issuer in its Charter)

                              Nevada                  88-0379462
               (State or other Jurisdiction of     (I.R.S. Employer
                Incorporation or Organization)    Identification No.)

       11204 Davenport Street, Suite 100, Omaha, Nebraska       68154
           (Address of Principal Executive Offices)           (Zip Code)

                                 (402) 333-1900
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 2002 totaled $3,908,694.

As of March 1, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date) was approximately $436,000.

At March 31, 2003, the registrant had outstanding 19,811,439 shares of common stock, of which there is only a single class.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                TABLE OF CONTENTS





                                                                     Page Number
 PART I

      ITEM 1.  Description of Business..................................   1
      ITEM 2.  Description of Property..................................   7
      ITEM 3.  Legal Proceedings........................................   7
      ITEM 4.  Submission of Matters to a Vote of Security Holders......   9

 PART II

      ITEM 5.  Market for the Company's Common Equity
                      and Related Stockholder Matters...................   9
      ITEM 6.  Management's Discussion and Analysis
                      of Financial Condition or Plan of Operations......  10
      ITEM 7.  Financial Statements.....................................  23
      ITEM 8.  Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure............  41

 PART III

      ITEM 9.  Directors and Executive Officers of the Registrant.......  42
      ITEM 10. Executive Compensation ..................................  43
      ITEM 11. Security Ownership of Certain Beneficial Owners
                       and Management and Related Stockholder Matters...  44
      ITEM 12. Certain Relationships and Related Transactions...........  45
      ITEM 13. Exhibits, List and Reports on Form 8-K...................  45
      ITEM 14. Controls and Procedures..................................  46

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties, including the risks associated with our limited operating history, our need for additional funds and our proposed expansion plans, identified below under "Management's Discussion and Analysis or Plan of Operation - Cautionary Statements and Risk Factors".

Item 1. Description of Business.

FindEx.com, Inc. ("FindEx" or the "Company", and collectively referred to as "we", "us" or "our", in each case as required by the context) is a developer, publisher, distributor and supplier of "inspirational" and Christian faith-based, off-the-shelf software products to individuals and religious and other spiritual organizations including schools, churches and other faith-based ministries.

         PRODUCTS

Our business plan is focused on fulfilling our objective of becoming the premier provider of Bible study and related software products and content to the domestic and international markets, through both acquiring established companies and ongoing internal development of new products and expanded content of existing products. Our religious software titles are divided among six categories: (i) QuickVerse/Bible Study, (ii) Financial/Office Management Products for Churches and other Faith-Based Ministries, (iii) Print & Graphic Products, (iv) Pastoral Products, (v) Children's Products, and (vi) Language Tutorial Products.

Certain of the software titles that we sell are owned, and have been independently developed or are currently being developed by us. Others are owned and have been developed by other companies, but are exclusively licensed for production to, and further developed by us. Some of the titles we sell are merely distributed by us on an exclusive or partially exclusive basis.

On June 30, 1999, we completed an exclusive licensing agreement with Parsons Technology, Inc., a subsidiary of The Learning Company ("TLC"), formerly the Mattel Corporation, for their Parsons Church Division (the "Parsons License Agreement"). The term of the Parsons License Agreement extends through June 29, 2049 pursuant to a tentative settlement agreement that we have with TLC whose outcome could be effected by the Zondervan Claim (see Item 3, Legal Proceedings, ZONDERVAN CLAIM). This agreement provides us with the exclusive worldwide right to market, sell, and continue to develop several top-selling titles. In addition to the Parsons License Agreement, we are also party to a distribution agreement with TLC pursuant to which we acquired the exclusive right to sell other TLC-owned software titles to members of the Christian Bookseller Association ("CBA"), which consists of approximately 3,500 retail stores throughout the United States, plus additional retail stores outside of the United States (the "TLC Distribution Agreement"). The term of the TLC Distribution Agreement extends through June 30, 2004.

                  QuickVerse/Bible Study

QuickVerse is currently our largest-selling product with over 1,000,000 copies sold during its existence. Pursuant to the Parsons Licensing Agreement, we possess the exclusive worldwide right to market, sell, and continue to develop this software package, which is highly regarded and well recognized within its market. QuickVerse simplifies biblical research, allowing the user to view multiple reference materials, including Bibles, dictionaries, commentaries and encyclopedias side-by-side on the computer screen. A built-in QuickSearch feature enables the user to highlight a word or Bible verse and find all of its occurrences in a particular text. Advanced search options also enable users to search by word, phrase or verse across multiple books. QuickVerse Version 7, our latest Version, is currently available in five CD-ROM editions: the QuickVerse Starter Edition (which includes 1 Bible and 3 reference titles), the QuickVerse Essentials Edition (which includes 6 Bibles and 24 reference titles), the QuickVerse Standard Edition (which includes 9 Bibles, 38 reference titles and 16 classics of the faith), the QuickVerse Expanded Edition (which includes 13 Bibles, 55 reference titles and 16 classics of the faith), and the QuickVerse Deluxe Edition (which includes 17 Bibles, 108 reference titles and 16 classics of the faith). Each QuickVerse purchase includes access to additional books and content, which can be unlocked and made accessible for an additional fee.

In December 2002, we released QuickVerse PDA, for Palm operating systems, a new addition to the QuickVerse Bible software family. It provides the same simplified access and many of the personal Bible study features found in the desktop QuickVerse Versions. QuickVerse PDA, for Palm operating systems, is currently available in two editions as a download and in CD-ROM: the Standard Edition (which includes 2 Bibles and 4 reference titles) and the Deluxe Edition (which includes 4 Bibles and 4 reference titles). Both editions contain 10 scripture reading plans and provide the user with the ability to create their own.

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

                  Financial/Office Management Products for Churches and other Faith-Based Ministries

Also through the Parsons Licensing Agreement, we maintain a line of financial/office management products for churches, faith-based ministries and non-profit organizations. Membership Plus Version 7, our latest Version, is currently available in two CD-ROM editions: Membership Plus Standard and Membership Plus Deluxe. Each of these products provides church database, financial management and church productivity tools, the Deluxe Version of which has a somewhat broader functionality and range of features. These packages are designed to streamline church office tasks, organize church membership databases, and more easily produce targeted mailings, attendance reports and IRS-compliant contribution receipts. The financial management software is designed to give users a better understanding of church finances. Additionally included are a broad range of templates for legal agreements frequently used by these organizations. To date, we have sold this suite of products to over 50,000 church and faith-based organizations. We regard it as one of our premier line of products.

In October 2002, we released Fund Accounting Plus, a modular-based fund accounting software program designed to serve the unique accounting needs of the churches, para-church organizations and ministries, and non-profit entities.

Although our prices are subject to change from time to time, our Membership Plus Standard is currently priced at $100 per unit and our Membership Plus Deluxe is currently priced at $300 per unit.

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

Although our prices are subject to change from time to time, our print and graphic products range in price from approximately $10 to approximately $50 per unit.

                  Pastoral Products

We currently produce and distribute/sell a line of pastoral products designed to assist faith-based ministries in streamlining sermon development and research tasks and in organizing responsibilities. These titles include the following:

o Bible Illustrator 3.0 Deluxe, which is a database compilation of illustrations, anecdotes, quotations, proverbs and bits of humor from general topics like children and angels to specific Bible passages, which users can use to bring messages to a congregation or classroom.
o Ministry Notebook 2.0, which is an organizational tool for users to keep better track of ministry-related paperwork including sermons, prayer requests, personal libraries, telephone contacts, and expense reports.

o Daily Journal, which is a tool for entry and recordation of personal thoughts, important family and business events.

Although our prices are subject to change from time to time, our pastoral products range in price from approximately $20 to approximately $70 per unit.

                  Children's Products

We currently produce and distribute/sell a line of children's CD-Rom products designed to appeal to faith-conscious families interested in spiritually enriched entertainment and play-along educational content. This line of software is supplemented with certain additional product that we also sell through the TLC Distribution Agreement. Collectively, these titles include Jonah and the Whale, Noah and the Ark, Daniel in the Lion's Den, The Story of Creation, Amazon Trail (3rd Edition), and Oregon Trail (4th Edition).

Although our prices are subject to change from time to time, our children's CD-Rom products range in price from approximately $5 to $10 per unit.

                  Language Tutorial Products

We currently produce tutorial software programs for learning Greek and Hebrew, languages frequently studied in conjunction with a Bible-study curriculum or by biblical scholars. Each of these two programs covers all of the essential language development skills, including letters, vocabulary and grammar. Although our prices are subject to change from time to time, our language tutorial products range in price from approximately $10 to approximately $50 per unit.

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

As part of our strategy, we may acquire businesses that (i) only recently commenced operations, (ii) are development-stage enterprises in need of additional funds to expand into new products or markets, or (iii) are established businesses that may be experiencing financial or operating difficulties and need additional capital. We may also pursue opportunities to acquire assets of other companies and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

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

         MARKETING AND SALES

At the retail level, we sell our software products to thousands of retail stores across the United States, many of which are members of the CBA. These stores vary from small, family-owned Christian bookstores to large chain bookstores such as LifeWay Christian Stores, Family Christian Stores and Berean Christian Stores. We face the continuing challenge of reaching these stores on a consistent basis to keep them informed of new releases, promotional offers, etc. In addition to advertising in trade publications and maintaining visibility at CBA trade shows and events, we believe that it is critical to be in direct personal contact with each customer routinely in order to maintain or increase our market position. Towards that end, our sales representatives are expected to contact each of our customers as well as each of the 3,500 independent stores that are not yet our customers regularly and present them with the latest in our products and promotions. We believe our personalized approach to marketing provides us with an edge over our competition, which we believe rely predominantly on advertising to maintain and develop their relations with CBA customers.

In addition to retail sales, we also sell our software at the wholesale level to a number of distributors around the world. We currently sell to distributors in Canada, New Zealand, Australia, Malaysia, South Africa, South Korea, Germany, the United Kingdom, Singapore and the United States. These distributors, in turn, sell our QuickVerse/Bible study packages and our Membership Plus packages into both Christian and large, national secular retail outlets that sell off-the-shelf consumer software packages, such as Best Buy, CompUSA, and Staples. In the secular retail market, we continue to be a top seller of Bible study software and are developing additional product offerings and promotions to grow our market share.

On the Internet level, we are currently marketing our products through our www.quickverse.com, www.parsonschurch.com, and www.memplushome.com Websites. These sites provide customers across the United States and around the world the ability to purchase our software. We anticipate Internet orders will continue to increase as we expand our software product base and enhance our marketing efforts in this area.

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

Our Internet, catalog, email and telephone sales are currently fulfilled out of our office located in Omaha, Nebraska. Our sales to retail stores and distributors are currently fulfilled out of a third-party fulfillment house also located in Omaha, Nebraska.

         SIGNIFICANT CUSTOMERS AND SUPPLIERS

For the years ended December 31, 2002 and 2001, sales to TLC and subsidiaries, accounted for -0-% and 7%, respectively, and sales to Navarre Corporation accounted for 5% and 17%, respectively, of consolidated revenue. The decrease in sales to TLC results from both a dispute we had with TLC throughout 2001 and TLC's cancellation of their contract with us to distribute our products into the secular retail market. Navarre and other smaller distributors have taken over the distribution of those products into the secular market in place of TLC. The decrease in sales to Navarre results from transitioning our sales focus from the distributor/retail store to the direct consumer. Since we focused our sales efforts on the consumer, our sales to any one customer as a percentage of gross consolidated revenue has decreased. As we introduce new and enhanced software titles into the market, we anticipate our sales to a single customer, as a percentage of gross consolidated revenue, will continue to remain below 10%.

Also for the years ended December 31, 2002 and 2001, product and material purchases from Cedar Graphics, Inc. accounted for 33% and 11%, respectively, purchases from Ritek Global Media accounted for 16% and 2%, respectively, purchases from Mira Printing Company, Inc. accounted for 14% and 4%, respectively, purchases from MicroBytes, Inc. accounted for 12% and -0-%, respectively, purchases from Midlands Packaging Corporation accounted for 10% and -0-%, respectively, purchases from TLC accounted for -0-% and 23%, respectively, purchases from Ivy Hill/Warner Media Services accounted for 2% and 21%, respectively, purchases from Income Dynamics, Inc. accounted for -0-% and 14%, respectively, and purchases from Kay Productions accounted for -0-% and 12%, respectively, of the total product and material purchases made by the Company. During the year 2002, we contracted with one new vendor for product and material purchases, which is reflected in the purchases from Midlands Packaging Corporation. Furthermore, the decline in purchases for 2002 from TLC, Income Dynamics, Inc., and Kay Productions resulted from terminated contracts.

         REGULATION

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally.

         COMPETITION

The market for our products is rapidly evolving and highly competitive. We face competition in chain store, secular, CBA, direct and Internet sales. We currently or potentially compete with a variety of companies, including Logos Research Systems, Inc., Biblesoft, Inc., Thomas Nelson, Inc. and WordSearch. Certain of our competitors have longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources than us. Moreover, we believe that competition from new entrants will increase as the market for religious products and services expands.

         EMPLOYEES

We currently have twenty-three full-time employees and one part-time employee. In addition, we have engaged the services of several consulting firms who are working full or part time for us in the area of product development. We rely heavily on our current officers and directors in operating the business, particularly Steven Malone, our President and Chief Executive Officer. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

Item 2. Description of Property.

Our principal executive offices are located at 11204 Davenport Street, Suite 100, Omaha, Nebraska.

Item 3. Legal Proceedings.

         ZONDERVAN CLAIM

We are currently involved in court-ordered mediation in connection with a claim by The Zondervan Corporation ("Zondervan") for $1,300,000 in unpaid royalties, which amount we are disputing. Depending on the timing of, and the period over which it would be required to be paid by us, any judgment for money damages in excess of $50,000 in this proceeding would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

Historically, we have reproduced and distributed the Zondervan NIV Bible pursuant to a content licensing agreement with Zondervan which provides that we will pay a royalty fee of 10% of net sales on the stand-alone product and $8.00 per unit on total net units of QuickVerse. The products containing the Zondervan NIV Bible, including QuickVerse, accounted for approximately 35% of our revenues in fiscal year 2001 but none of our revenues during the twelve months ended December 31, 2002. Due to our shortage in working capital, we are significantly in arrears on the royalty payments due under such licensing agreement. On April 5, 2001, we received a notice from The Zondervan Corporation informing us that they were terminating our rights to the Zondervan NIV Bible under the licensing agreement. On October 12, 2001, Zondervan was granted a court order in the United States District Court in the Western District of Michigan ordering FindEx to cease selling, marketing and manufacturing any product that incorporates Zondervan's copyrighted material. As of October 26, 2001 we reached a written payment agreement with Zondervan whereby they would not enforce the court order and we would continue to ship products containing Zondervan's NIV Bible. We failed to meet our first payment obligation due to Zondervan on November 12, 2001 in accordance with the payment agreement. On November 14, 2001, Zondervan pursued its enforcement rights under the court order by serving notice that we cease selling, marketing and manufacturing all products containing their copyrighted material. As of the date hereof, we are abiding by the court order. We are also involved in related court-ordered mediation in connection with Zondervan's claim for $1,300,000 in unpaid royalties, which amount we are disputing. On May 7, 2002, it was agreed among Zondervan, FindEx, and TLC, another named defendant in the proceeding, that FindEx and TLC would submit to independent audits in an effort to resolve disputed royalty amounts owed. The

FindEx audit has been completed but a delay in completion of the TLC audit has pushed resolution back until later in 2003. Although we hope to be able to resolve this pending litigation in a way that will allow us to continue to sell, market and manufacture Zondervan's copyrighted material, and not dramatically impair our cash flow, there can be no assurance as to our ability to achieve either of these results. Depending on the timing of, and the period over which it would be required to be paid by us, any judgment for money damages in excess of $50,000 in this proceeding would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

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

         OTHER LEGAL PROCEEDINGS

With the exception of the above identified legal disputes, there are no material threatened or pending legal proceedings of which we are currently aware. However, there can be no assurance that we will not be made a party to litigation in the future. Moreover, there can be no assurance that our insurance coverage will prove adequate to cover all liabilities arising out of any claims that may be initiated against us in the future. Any finding of liability imposed against us coupled with a lack of corresponding insurance coverage is likely to have an adverse effect on our business, financial condition, and operating results.

         JUDGMENTS, LIENS AND LABOR AWARDS

On February 28, 2003, the Company entered into an installment agreement with the Internal Revenue Service regarding payment of past due payroll taxes, penalties and interest totaling approximately $298,000. The Company is currently paying $10,000 per month on this obligation. In connection with this agreement, the Internal Revenue Service filed a federal tax lien against the Company's assets. This lien will be removed once all payments under the agreement are made.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a Vote of Security Holders during the annual period ending December 31, 2002

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         MARKET INFORMATION

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

FindEx.com acquired all the outstanding shares of Reagan Holdings, Inc. to become successor issuer to it pursuant to Rule 12g-3 in order to comply with the reporting company requirements implemented by the Nasdaq Stock Market.

The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board. The prices are inter-dealer prices, do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                     Common Stock

         2001                         High              Low

         First Quarter               $0.656           $0.150
         Second Quarter              $0.350           $0.160
         Third Quarter               $0.450           $0.050
         Fourth Quarter              $0.190           $0.031

         2002                         High              Low

         First Quarter               $0.042           $0.025
         Second Quarter              $0.085           $0.021
         Third Quarter               $0.070           $0.020
         Fourth Quarter              $0.030           $0.015


         SHAREHOLDERS

As of March 31, 2003, there were approximately 800 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

         DIVIDENDS

During the last two years, no dividends have been paid on our common stock and we do not anticipate paying any dividends in the foreseeable future. Although it is our intention to utilize all available funds for the development of our business, no restrictions are in place that would limit or restrict our ability to pay dividends.

         RECENT SALES OF UNREGISTERED SECURITIES

On September 20, 2002, pursuant to a settlement agreement, the Company issued an additional six common shares for each common share originally issued in lieu of cash commission to Ronald Ardt under the stock subscription agreement dated April 28, 2000. A total of 137,250 common shares were issued under this settlement agreement. These shares were valued at $.03 per share.

On November 15, 2002, pursuant to a settlement agreement with Ardt Investment Management, Inc. relating to certain consulting and valuation services, the Company issued 296,308 common shares valued at $.03 per share.

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

Our business plan is focused on fulfilling our objective of becoming the premier provider of Bible study and related software products and content to the domestic and international markets, through both acquiring established companies and ongoing internal development of new products and expanded content of existing products. Our religious software titles are divided among six categories: (i) QuickVerse/Bible Study, (ii) Financial/Office Management Products for Churches and other Faith-Based Ministries, (iii) Print & Graphic Products, (iv) Pastoral Products, (v) Children's Products, and (vi) Language Tutorial Products.

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

Our Internet, catalog, email and telephone sales are currently fulfilled out of our office located in Omaha, Nebraska. Our sales to retail stores and distributors are currently fulfilled out of a third-party fulfillment house also located in Omaha, Nebraska.

We continue to pursue our objective of becoming the premier provider of Bible study and related products and content to the domestic and international markets, and to explore additional technologies, products and services that are complementary to the affinity group we already serve. We have developed two (2) enhanced releases of our flagship product, QuickVerse, one (1) new product targeted mainly to the secular market, QuickVerse Essentials, one (1) new version of QuickVerse for the Palm OS hand-held market, two (2) enhanced releases of our top financial and data management product, MembershipPlus, and one (1) new financial product, Fund Accounting Plus.

In October 2001, we released the Complete Bible Resource Library, a software program that contains Bible translations, Bible reference tools, multimedia programs, Christian clip-art images and interactive children's games. In October 2002, we released Fund Accounting Plus, a modular-based fund accounting software program designed to serve the unique accounting needs of the churches,para-church organizations and ministries, and non-profit entities. In December 2002, we released QuickVerse PDA, for Palm operating system personal digital assistants, a software program that contains Bible translations, Bible reference tools and scripture reading plans for users in an active, fast-paced, mobile lifestyle. In February 2003, we released an enhanced version of Ministry Notebook, a software program that contains essential organizational tools for ministries such as expense tracking, contact management, scheduling, sermon and lesson tracking, library inventory and prayer requests. We also added a distributorship for the Veggie Tales line of software programs. Veggie Tales are children's software programs of interactive adventures with biblical themes. We are currently researching new opportunities in technology for our existing software titles and expanding our financial product line.

         RESULTS OF OPERATIONS

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating only about 33% of our annual sales.

Our net income increased approximately $7,800,000 from a net loss of approximately $7,600,000 for the twelve months ended December 31, 2001 to a net income of approximately $200,000 for the twelve months ended December 31, 2002. By excluding our interest, taxes, depreciation, and amortization from net income, our EBITDA increased approximately $5,334,000 from an EBITDA loss of approximately $4,852,000 for the twelve months ended December 31, 2001 to EBITDA earnings of approximately $482,000 for the twelve months ended December 31, 2002. These net income and EBITDA results include several non-cash expenses. For the year ended December 31, 2002, we recognized expenses of approximately $146,000 relating to 5,827,280 common shares issued to employees and directors as a bonus for past service and continued loyalty, $10,250 relating to 205,000 common shares issued to an individual for investor relations services, $4,118 relating to 137,250 common shares issued to Ronald Ardt in settlement under the stock subscription agreement dated April 28, 2000, and $8,896 relating to 296,308 common shares issued to Ardt Investment Management, Inc. in compromise and settlement of an agreement dated April 28, 2000 for consulting and business valuation services. In addition, we reduced our reserve for sales returns to approximately 9% of gross sales to reflect lower actual returns resulting from our focus on sales directly to the consumer and reduced inventory levels in both the secular and CBA retail marketplace.

For the year ended December 31, 2001, we recognized expenses of $65,000 relating to 500,000 common shares issued to World Trade Partners, Inc. for consulting and business development services, $33,441 relating to 132,500 common shares issued to an individual for investor relations services, $43,201 relating to 125,000 warrants issued to Genesis Financial Group, LLC in compromise and settlement for consulting services, $50,323 relating to 150,000 warrants issued to Membrado & Montell, LLC for corporate legal service, and $181,392 relating to 510,000 warrants issued to Swartz Private Equity, LLC in conjunction with an equity line of credit. In addition, we wrote off bad debts totaling approximately $2,878,000 and increased our reserve for sales returns to approximately 26% of gross sales to reflect higher actual returns from the secular retail marketplace and our lack of inventory for the CBA marketplace.

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

Gross revenues increased $844,000 from $3,468,000 for the year ended December 31, 2001 to $4,312,000 for the year ended December 31, 2002. Sales returns and allowances decreased $231,000 from $607,000 for the year ended December 31, 2001 to $376,000 for the year ended December 31, 2002 and decreased as a percentage of gross sales from approximately 26% for the year ended December 31, 2001 to approximately 9% for the year ended December 31, 2002. In May 2002, we released Membership Plus version 7.0, in October 2002, we released Fund Accounting Plus, and in December 2002, we released QuickVerse PDA for Palm OS hand-held devices.

We did not release any enhanced or new software titles during 2001. In addition, beginning in late 2001, we refocused our sales efforts targeting the end user through telemarketing and Internet sales. These refocused efforts resulted in more consistent sales during 2002. Sales into the retail market (both CBA and secular) were down significantly during 2002 with most CBA retailers reporting double-digit declines in Christmas sales. The decrease in sales returns and allowances is also attributable to our refocused sales efforts. Incidents of return are lower for sales direct to the end user than sales into the retail stores. Also, we significantly decreased our presence in secular retail during 2002 resulting in less exposure for product returns.

Historically, we have reproduced and distributed the Zondervan NIV Bible pursuant to a content licensing agreement with The Zondervan Corporation which provides that we will pay a royalty fee of 10% of net sales on the stand-alone product and $8.00 per unit on total net units of QuickVerse. The products containing the Zondervan NIV Bible, including QuickVerse, accounted for approximately 35% of our revenues in fiscal year 2001 but none of our revenues during the twelve months ended December 31, 2002. Due to our shortage in working capital, we are significantly in arrears on the royalty payments due under such licensing agreement. On April 5, 2001, we received a notice from The Zondervan Corporation informing us that they were terminating our rights to the Zondervan NIV Bible under the licensing agreement. On October 12, 2001, Zondervan was granted a court order in the United States District Court in the Western District of Michigan ordering FindEx to cease selling, marketing and manufacturing any product that incorporates Zondervan's copyrighted material. As of October 26, 2001 we reached a written payment agreement with Zondervan whereby they would not enforce the court order and we would continue to ship products containing Zondervan's NIV Bible. We failed to meet our first payment obligation due to Zondervan on November 12, 2001 in accordance with the payment agreement. On November 14, 2001, Zondervan pursued its enforcement rights under the court order by serving notice that we cease selling, marketing and manufacturing all products containing their copyrighted material. As of the date hereof, we are abiding by the court order. We are also involved in related court-ordered mediation in connection with Zondervan's claim for $1,300,000 in unpaid royalties, which amount we are disputing. On May 7, 2002, it was agreed among Zondervan, FindEx, and TLC, another named defendant in the proceeding, that FindEx and TLC would submit to independent audits in an effort to resolve disputed royalty amounts owed. The FindEx audit has been completed but a delay in completion of the TLC audit has pushed resolution back until later in 2003. Although we hope to be able to resolve this pending litigation in a way that will allow us to continue to sell, market and manufacture Zondervan's copyrighted material, and not dramatically impair our cash flow, there can be no assurance as to our ability to achieve either of these results. Depending on the timing of, and the period over which it would be required to be paid by us, any judgment for money damages in excess of $50,000 in this proceeding would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

The provision for sales returns decreased approximately $231,000 from approximately $607,000 for the twelve months ended December 31, 2001 to approximately $376,000 for the twelve months ended December 31, 2002. We experienced fewer product returns overall during 2002. This resulted primarily from an increased focus on sales direct to the consumer where our return policy provides a much shorter return window and incidents of product returns are much lower than in the Christian and secular retail markets. We experienced significantly larger product returns during the first quarter of 2001 as our secular distributors returned the excess product after the 2000 Christmas shopping season was complete. Product returns are typically higher in the secular marketplace than the Christian marketplace. As the distributors place the products into the secular retail channel, they monitor the sell-through rates of those products and generally return quantities of those that aren't selling as anticipated. This practice contrasts with the Christian marketplace in that the quantities ordered are generally smaller and the retailer is willing to hold on to the products for a longer period of time before making the decision to return.

                  Cost of Sales

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce and package software products. The direct costs and manufacturing overhead decreased from 23.1% of gross revenues in 2001 to 11.1% of gross revenues in 2002. This decrease resulted directly from the sharp decrease in sales of boxed, retail products. Sales direct to the consumer do not require the cost of a retail box nor the additional packaging and shipping materials. The decrease can also be attributable to an improvement in cash flow and available working capital. Materials were purchased in larger quantities again resulting in lower unit costs. In addition, during 2001, some of our older inventory was sold to a software liquidator at margins much lower than normal. The direct costs and manufacturing overhead percentage is expected to continue at the 2002 levels as working capital remains more consistent. Royalties to third party providers of intellectual property also decreased from 14.1% of gross revenues in 2001 to 3.7% of gross revenues in 2002. The decrease in royalties reflects our focus on selling product upgrades and non-royalty titles. Upgrade sales, e.g. from QuickVerse version 6 to QuickVerse version 7, are subject to royalties only on the content additions of the upgraded version. The royalty rate as a percentage of gross sales is expected to increase in the future as a new version of QuickVerse is released. Upgrade sales will continue to be subject to royalties only on content additions and sales to new users are expected to increase significantly.

Software development costs, consisting primarily of direct and indirect labor and related overhead charges, capitalized during the twelve months ended December 31, 2002 were $357,539. Accumulated amortization of these development costs included in cost of sales totaled $77,036 for 2002. The Company did not incur capitalizable development costs during 2001.

                  Sales, General And Administrative

Operating expenses for 2002 include approximately $169,000 in non-cash expenses with approximately $388,000 in non-cash expenses for stock and warrants issued for services and approximately $2,660,000 in non-cash bad debt expense (see "RESULTS OF OPERATIONS" above) for 2001. Sales expenses decreased approximately $10,000 from approximately $821,000 for 2001 to approximately $811,000 for 2002. Included in 2002 Sales expenses, Commissions to a third-party telemarketing firm increased approximately $439,000 as we experienced twelve months of telemarketing activity compared with a little more than one month of telemarketing activity for 2001; Fulfillment costs from a third-party warehouse increased approximately $20,000 as we combined our corporate office and "direct" fulfillment into one facility tasking our "retail" fulfillment to an outside entity; Advertising and Rebates decreased approximately $343,000 and Marketing and Customer Service costs decreased approximately $151,000 as our sales efforts refocused towards the consumer instead of the retail store.

Research and development costs include salaries and benefits of personnel and third parties conducting research and development of software products. Research and development expenses increased in 2002 reflecting development of Membership Plus 7.0, Fund Accounting Plus, and QuickVerse PDA with no significant development in 2001. Research and development expenses are expected to increase in future periods as we add new products and Versions to our product mix.

Personnel costs decreased approximately $340,000 from 2001 to 2002 primarily from the capitalization of direct and indirect labor and related overhead charges as software development costs (see `Cost of Sales' above). As previously indicated (see `Results of Operations' above), personnel costs include approximately $146,000 in non-cash expenses related to 5,827,280 restricted common shares issued to employees and directors as an incentive and retention bonus program. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the technical support and direct marketing staff. Corporate services decreased approximately $69,000 from a reduction in business consulting and valuation services contracts. Investor Services decreased approximately $269,000 as we did not renew our investor services contracts. Legal costs decreased approximately $238,000 from a decrease in consultation provided regarding our disputes with TLC and Zondervan. It is anticipated that legal costs will be higher when the disputes with TLC and Zondervan are finally resolved. Rent expense decreased approximately $35,000 from the relocation of our corporate office and the consolidation of our corporate office with our fulfillment center. Travel costs decreased approximately $42,000 as we reduced our sales staff and refocused our sales efforts towards the direct consumer.

We did not pursue any acquisitions during 2001 or 2002 and, thus, did not incur any acquisition costs. We do not expect to pursue acquisitions during 2003 but do expect future acquisition costs as we pursue our business plan for growth by acquiring companies that are synergistic with our current product line and customer base.

Bad debt expense decreased approximately $2,656,000 during 2002 as we wrote off a note receivable in the amount of $240,000 with 711.net and net accounts receivable from TLC of approximately $2,400,000 during 2001

                  Income Tax Benefits

Our effective tax rate differs from the statutory federal rate due to differences between income and expense recognition prescribed by the Internal Revenue Code and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating property and equipment. Amortization of the software license agreement is on a straight-line basis over the estimated life for financial reporting while deductible when paid for income tax purposes. Changes in estimates (reserves) are recognized as expense for financial reporting but are not deductible for income tax purposes.

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. Because of this uncertainty, we have recorded a valuation allowance to offset the net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the software license agreement. We currently have net operating loss carryforwards, for income tax purposes, of approximately $9,750,000. The carryforwards are the result of income tax losses generated in 1996 ($33,000 expiring in 2011), 1997 ($77,000 expiring in 2012),
1998 ($54,000 expiring in 2018), 2000 ($4,418,000 expiring in 2020) and 2001
($5,168,000 expiring in 2021). We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $540,000 to fully utilize the current loss carryforwards. We believe this is achievable through careful expense management and continued introduction of new products and enhanced Versions of our existing products.

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

As of December 31, 2002, FindEx had $1,050,792 in current assets, $5,332,690 in current liabilities and a retained deficit of $9,785,777. We had net income before income taxes of $130,453 for the year ended December 31, 2002. Operating expenses for 2002 included approximately $169,000 in non-cash expenses for stock issued for services (see "RESULTS OF OPERATIONS" above). Positive cash flow from operations for 2002 was approximately $184,000 compared to negative cash flow from operations of approximately $65,500 for 2001.

Net cash provided by operating activities was $183,978 and used by operating activities was $65,500, for the years ended December 31, 2002 and 2001, respectively. The increase in cash provided was primarily due to an increase in sales directly to the consumer.

Net cash used in investing activities was $57,109 and $17,415 for the years ended December 31, 2002 and 2001, respectively. The increase in cash used relates primarily to acquisition of equipment and website development costs.

Net cash used by financing activities was $95,358 and provided by financing activities was $68,287 for the years ended December 31, 2002 and 2001, respectively. For the year 2002, cash used by financing activities represented the net decrease in the amount owed under an accounts receivable factoring arrangement, payments made to Ronald Ardt for reimbursement of the original investment of Thomas Ardt and Betty Wolfe, and payments made on the note payable to Cedar Graphics, Inc.

On March 19, 2001, we entered into an Accounts Receivable Financing Agreement with Alliance Financial Capital, Inc. ("AFC"). Pursuant to this agreement, AFC agrees to purchase selected accounts receivable on a discounted basis, including, without limitation, full power to collect, compromise, sue for, assign, or in any manner enforce collection thereof. The agreement provides for advances of 60% toward the purchase of the invoices with a credit line of $250,000. The terms call for 40% to be held in a reserve account from the collection of each invoice. Invoices not paid by the customer within 90 days of shipment are required to be repurchased by us out of the reserve account. The agreement carries a 12-month term with a minimum monthly fee equal to one half of one percent (.5%). The term renews automatically in 12-month increments unless a written request for termination is received by AFC at least 30 days before the renewal date. During the year ended December 31, 2002, we transferred accounts receivable totaling $399,556 to AFC under this agreement receiving cash advances of $239,734. Collected funds (less the amount advanced and appropriate fees) were disbursed to the Company throughout the year. At December 31, 2002, the balance of accounts transferred remaining open was $9,804 securing debt of $6,277.

We do not currently have adequate funds available to fund our operations over the next twelve months. In order to maintain the current level of operations, we will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, funding pursuant to private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions.

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

WE ARE CURRENTLY INVOLVED IN A LAWSUIT THE OUTCOME OF WHICH COULD SERIOUSLY IMPAIR OUR ABILITY TO OPERATE AS A GOING CONCERN. We are currently involved in court-ordered mediation in connection with a claim by The Zondervan Corporation for $1,300,000 in unpaid royalties, which amount we are disputing. Depending on the timing of, and the period over which it would be required to be paid by us, any judgment for money damages in excess of $50,000 in this proceeding would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern. [See Item 3. Legal Proceedings - Zondervan Claim]

A LEGAL CLAIM HAS BEEN MADE AGAINST US CLAIMING A NUMBER OF OUR COMMON SHARES EXCEEDING 50% OF OUR TOTAL CURRENT OUTSTANDING COMMON SHARES. On September 6, 2002, Swartz Private Equity, LLC provided notice to us that it was making a demand under the Equity Line Agreement for the termination fee provided thereunder. In accordance with Swartz's calculations, they were owed $150,000 payable in cash or common stock within 10 days of the termination. At the time of such notice, and had such amount been paid in common stock, it would have required 3.75 million shares. Shortly thereafter, such claim rose to over 9 million shares. In addition, Swartz further demanded another warrant for an additional 219,127 shares of our common stock pursuant to the Commitment Warrant and the Warrant Anti-Dilution Agreement. Although certain settlement discussions have ensued, at this point, the prospects for settlement seem highly uncertain. There can be no assurance that this matter will be able to be settled on terms that will not have a direct or indirect material adverse effect on our liquidity and financial condition. Further, if litigated, there can be no assurance that
(i) the resources devoted to defending any such claim will not have a negative impact on FindEx's ability to manage other aspects of its business, and (ii) any outcome thereof will not have a direct or indirect material adverse effect on our liquidity and financial condition. In either case, any result which obligates FindEx to make any payment to Swartz in the form of common shares as opposed to cash (which FindEx may simply be unable to pay) would have a dilutive effect on the shareholdings of all other FindEx shareholders, which, depending on the value attributable to such stock in any such circumstance, could be potentially very significant. [See Item 3. Legal Proceedings - Swartz Private Equity].

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

WE ARE DELINQUENT IN THE PAYMENT OF PAYROLL TAXES. We are currently delinquent in the payment of approximately $298,000 of payroll taxes, interest and assessed penalties. In August 2002, the Internal Revenue Service filed a federal tax lien in connection with this liability. On February 28, 2003 we entered into an installment agreement with the Internal Revenue Service for payment of this debt. In addition to the installment payments, the Internal Revenue Service has imposed certain conditions on us in order to continue in the agreement, one of which requires us to remain current on all future payroll tax deposits and reporting. There can be no assurances that we will be able to continue to meet the conditions established by the Internal Revenue Service, and any failure to do so may result in consequences to the Company which could have a material adverse effect on our financial condition and results of operations.

IF WE ARE UNABLE TO COMPLETE A SIGNIFICANT EQUITY FINANCING, WE MAY BE REQUIRED TO DEFER COMPLETION OF FUTURE SOFTWARE UPDATES AND REDUCE OVERHEAD SIGNIFICANTLY. We believe we will need to obtain equity financing in an amount of $2-5 million within fiscal year 2003 in order to continue our product development, increase our sales and fund our working capital requirements. Our ability to obtain additional equity financing will be dependent on a number of factors, certain of which are to some degree outside of our control, including for example economic conditions, any potential investors' completion of due diligence, entry into definitive agreements with one or more interested investors, and/or the effectiveness of a registration statement covering shares to be issued and/or the resold to investors. There can be no assurance that any such financing can be obtained or, if obtained, that it will be available on terms favorable to us.

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

PRODUCT RETURNS THAT EXCEED OUR ANTICIPATED RESERVES COULD RESULT IN WORSE THAN EXPECTED OPERATING RESULTS. At the time we ship our products to retailers we establish reserves, including reserves that estimate the potential for future product returns. Product returns or price protection concessions that exceed our reserves could increase the magnitude of quarterly fluctuations in our operating and financial results. Furthermore, if we incorrectly assess the creditworthiness of customers who receive our products on credit, we could be required to significantly increase the reserves previously established. We cannot be certain that any future write-offs will not occur or that amounts written off will not have a material adverse effect on our business and depress the market price of our common stock. Actual returns to date have been within management's estimates.

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

TO DEVELOP PRODUCTS THAT CONSUMERS DESIRE, WE MUST MAKE SUBSTANTIAL INVESTMENTS IN RESEARCH AND DEVELOPMENT TO KEEP UP WITH THE RAPID TECHNOLOGICAL DEVELOPMENTS THAT ARE TYPICAL IN OUR INDUSTRY. The Bible-study, inspirational content, and entertainment software markets are subject to rapid technological developments. To develop products that consumers and church and other faith-based organizations desire, we must continually improve and enhance our existing products and technologies and develop new products and technologies that incorporate these technological developments. We cannot be certain that we will have the financial and technical resources available to make these improvements. We must make these improvements while remaining competitive in terms of performance and price. This will require us to make substantial investments in research and development, often times well in advance of the widespread release of the products in the market and any revenues these products may generate.

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

WE FACE ADDITIONAL RISKS AS A RESULT OF OUR INTERNATIONAL SALES. We currently sell through distributors to many foreign countries. Many of these distributors are not United States companies, and we therefore face certain risks associated with doing business outside of the United States. We also plan to further expand our services to international markets. Expanding into overseas operations may cost more than we expect. We also may be unsuccessful in expanding our presence in international markets, and we might lose all or part of our investment in those operations. As we expand into international operations, we will be increasingly subject to various risks associated with international operations in addition to the other business risks described in this memorandum. These risks include the following:

o        management of a multi-national organization,
o        compliance with local laws and regulatory requirements, as well as changes in those laws and requirements,
o        restrictions on the repatriation of funds,
o        employment and severance issues,
o        overlap of tax issues,
o        the business and financial condition of any overseas business partners,
o        political and economic conditions abroad, and
o the possibility of - expropriation or nationalization of assets, - supply disruptions, - currency controls, - exchange rate fluctuations, or
o        changes in tax laws, tariffs, and freight rates.

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

Item 7. Financial Statements.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of FindEx.com, Inc.:

We have audited the accompanying consolidated balance sheets of FindEx.com, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FindEx.com, Inc. as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has negative working capital and total liabilities in excess of total assets. These factors raise substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            /s/ Chisholm & Associates
                              North Salt Lake, Utah
                                February 14, 2003

                        FindEx.com, Inc.
                   CONSOLIDATED BALANCE SHEETS
                        December 31, 2002


  ASSETS
CURRENT ASSETS
       Cash and cash equivalents
           Unrestricted cash                                            $9,235
           Restricted cash                                              29,416
                                                                   -----------
                Total cash and cash equivalents                         38,651
       Accounts receivable, trade (Note 2)                             228,241
       Inventories (Note 3)                                            697,202
       Other current assets                                             86,698
                                                                   -----------

           TOTAL CURRENT ASSETS                                      1,050,792
                                                                   -----------

PROPERTY AND EQUIPMENT, net (Note 4)                                    93,053
                                                                   -----------

OTHER ASSETS
       Software license, net (Note 5)                                2,557,395
       Other assets                                                     28,553
                                                                   -----------
           TOTAL OTHER ASSETS                                        2,585,948
                                                                   -----------

           TOTAL ASSETS                                             $3,729,793
                                                                   ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Notes payable (Note 6)                                         $749,999
       Current maturities of long-term note payable (Note 7)            56,999
       Accrued royalties                                             2,130,613
       Accounts payable                                              1,170,510
       Rebates payable                                                 413,687
       Payroll taxes payable                                           340,571
       Other current liabilities                                       470,311
                                                                   -----------

           TOTAL CURRENT LIABILITIES                                 5,332,690
                                                                   -----------

LONG-TERM LIABILITIES
       Long-term note payable (Note 7)                                  49,045
       Non-current deferred taxes (Note 8)                           1,084,894
                                                                   -----------
           TOTAL LONG-TERM LIABILITIES                               1,133,939
                                                                   -----------

STOCKHOLDERS' EQUITY (Note 9)
       Preferred stock, Series A, $.001 par value, 5,000,000
           shares authorized, 11,400 shares issued and outstanding          11
       Preferred stock, Series B, $.001 par value, 5,000,000
           shares authorized, 40,000 shares issued and outstanding          40
       Common stock, $.001 par value, 50,000,000 shares
           authorized, 19,811,438 shares issued and outstanding         19,811
       Paid-in capital                                               7,029,079
       Retained (deficit)                                           (9,785,777)
                                                                   -----------
           TOTAL STOCKHOLDERS' EQUITY                               (2,736,836)
                                                                   -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $3,729,793
                                                                   ===========


   The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Years Ended
                                                December 31,
                                                     2002               2001
                                              --------------  -----------------

REVENUES, net of reserves and allowances      $   3,908,694    $     2,755,658

COST OF SALES                                       814,225          1,374,759
                                              --------------  -----------------

GROSS PROFIT                                      3,094,469          1,380,899
                                              --------------  -----------------

OPERATING EXPENSES
      Sales                                         811,275           821,525
      General and administrative                  1,798,015         2,751,483
      Amortization expense                          168,658           505,593
      Depreciation expense                           38,850            29,156
      Bad debt expense                                3,284         2,659,994
                                              --------------  -----------------
           TOTAL OPERATING EXPENSES               2,820,082          6,767,751
                                              --------------  -----------------

EARNINGS (LOSS) FROM OPERATIONS                     274,387         (5,386,852)
                                              --------------  -----------------

OTHER INCOME (EXPENSES)
      Interest income                                    55             12,601
      Other income                                   15,981              2,389
      Interest expense                             (160,107)           (88,368)
      Gain on sale of assets                            137                 -
                                              --------------  -----------------
           NET OTHER INCOME (EXPENSES)             (143,934)           (73,378)
                                              --------------  -----------------

NET INCOME (LOSS) BEFORE INCOME TAXES               130,453         (5,460,230)

      INCOME TAXES                                   86,525         (2,140,123)
                                              --------------  -----------------

NET INCOME (LOSS)                             $     216,978   $     (7,600,353)
                                              ==============  =================

NET EARNINGS (LOSS) PER SHARE
      Basic                                   $        0.01   $          (0.71)
                                              ==============  =================
      Diluted                                 $        0.01   $          (0.71)
                                              ==============  =================

WEIGHTED NUMBER OF SHARES OUTSTANDING
      Basic                                      17,607,104         10,744,519
                                              ==============  =================
      Diluted                                    19,741,104         10,744,519
                                              ==============  =================


   The accompanying notes are an integral part of these financial statements.

                      FindEx.com, Inc.
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          Retained
                                                  Preferred Stock       Common Stock        Paid-In       Earnings
                                                Series A Series B    Shares      Amount     Capital       (Deficit)        Total
                                                 -------  ------  ------------  --------- ------------  -------------  -------------
 Balance, December 31, 2000                       $  15    $ 40    10,509,609    $10,509   $6,486,881    $(2,398,202)   $ 4,099,243

      Conversion of preferred stock                  (4)      -        36,000         36            -              -             32
      Preferred Series A common stock dividend        -       -         5,104          5        4,163         (4,200)           (32)
      Common stock issued for cash                    -       -        48,387         48       14,952              -         15,000
      Common stock issued for services                -       -       632,500        633      112,808              -        113,441
      Common stock warrants issued for services       -       -             -          -      274,916              -        274,916
      Net Loss December 31, 2001                      -        -            -          -            -     (7,600,353)    (7,600,353)
                                                 -------  ------  ------------  --------- ------------  -------------  -------------

 Balance, December 31, 2001                          11      40    11,231,600     11,231    6,893,720     10,002,755)    (3,097,753)

      Common stock settlement for prior cash received               2,184,000      2,184       (2,184)                            -
      Common stock issued for services                              6,465,838      6,466      162,473              -        168,939
      Refund on stock subscription                                    (70,000)       (70)     (24,930)                      (25,000)
      Net Income December 31, 2002                                                                           216,978        216,978
                                                 -------  ------  ------------  --------- ------------  -------------  -------------

 Balance, December 31, 2002                       $  11    $ 40    19,811,438    $19,811   $7,029,079    $(9,785,777)   $(2,736,836)
                                                 =======  ======  ============  ========= ============  =============  =============





   The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Years Ended
                                                                            December 31,
                                                                     --------------------------
                                                                        2002          2001
                                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Cash received from customers                                   $ 3,969,806   $ 3,274,383
      Cash paid to suppliers and employees                            (3,677,576)   (3,301,061)
      Interest paid                                                     (108,355)      (21,142)
      Interest received                                                       55        17,945
      Income taxes paid (refunded)                                            48       (35,625)
                                                                     ------------  ------------

                  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       183,978       (65,500)
                  ---------------------------------------------------------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property, plant and equipment                       (43,581)      (14,215)
      Proceeds from sale of property, plant and equipment                  4,000             -
      Deposits (paid) refunded                                             1,450        (3,200)
      Website development costs                                          (18,978)            -
                                                                     ------------  ------------

                  NET CASH USED BY INVESTING ACTIVITIES                  (57,109)      (17,415)
                                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds (payments) from (to) line of credit, net                  (21,934)       28,214
      Refund on stock subscription                                       (25,000)            -
      Proceeds from issuance of stock                                          -        15,000
      Payments made on long term debt                                    (48,424)            -
      Addition to license agreements                                           -        25,073
                                                                     ------------  ------------

                  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       (95,358)       68,287
                  ---------------------------------------------------------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      31,511       (14,628)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             7,140        21,768
                                                                     ------------  ------------

                  CASH AND CASH EQUIVALENTS, END OF PERIOD           $    38,651   $     7,140
                                                                     ============  ============

RECONCILIATION OF NET INCOME (LOSS) TO CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                              $   216,978   $ (7,600,353)
      Adjustments to reconcile net income (loss) to net cash
          provided (used) by operating activities:
              Depreciation & amortization                                207,508       534,749
              Bad debt expense                                             3,284     2,659,994
              Stock issued for services                                  168,939       388,357
              (Gain) on sale property, plant and equipment                  (137)            -
          Change in assets and liabilities:
              Decrease in accounts receivable                            228,645       335,819
              (Increase) in refundable income taxes                      (46,577)       (1,548)
              (Increase) in inventories                                  (50,956)      (28,344)
              (Increase) decrease in prepaid expenses                    (21,925)       18,199
              Decrease in note receivable                                      -       240,000
              Increase (decrease) in accounts payable                   (267,864)      404,554
              Increase (decrease) in income taxes payable                  3,272       (42,556)
              Increase (decrease) in deferred taxes                      (62,149)    2,148,602
              Increase in accrued royalties                               47,919       483,221
              Increase (decrease) in other liabilities                  (242,959)      393,806
                                                                     ------------  ------------

                  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES   $   183,978   $   (65,500)
                                                                     ============  ============



   The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


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

Concentrations

Financial instruments that potentially subject FindEx to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. FindEx places its cash and cash equivalents at well-known, quality financial institutions. FindEx sells a majority of its products to end-users through distributors, Christian book stores, Internet and direct marketing efforts. Although FindEx attempts to prudently manage and control accounts receivable and performs ongoing credit evaluations in the normal course of business, the Company generally requires no collateral on its product sales.

During the years ended December 31, 2002 and 2001, the Company had one major customer that individually accounted for 10% or more of the annual sales. Sales to Customer A accounted for 5% and 17%, respectively, of consolidated revenue for the years ended December 31, 2002 and 2001. Accounts receivable relating to Customer A were $507 as of December 31, 2002.

During the years ended December 31, 2002 and 2001, nine vendors provided purchases individually of 10% or more of the total product and material purchases as follows: Vendor A accounted for 33% and 11%, respectively, Vendor B accounted for 16% and 2%, respectively, Vendor C accounted for 14% and 4%, respectively, Vendor D accounted for 12% and -0-%, respectively, Vendor E accounted for 10% and -0-%, respectively, Vendor F accounted for -0-% and 23%, respectively, Vendor G accounted for 2% and 21%, respectively, Vendor H accounted for -0-% and 14%, respectively, and Vendor I accounted for -0-% and 12%, respectively. Accounts payable relating to Vendors A, B, C, D, E, F, G, H, and I were $24,416, $-0-, $8,138, $22,097, $287, $-0-, $163,102, $-0-, and $-0-,
respectively, as of December 31, 2002.

                                FindEx.com, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Total capitalized software development costs at December 31, 2002 were $357,539, less accumulated amortization of $77,036. Research and development costs incurred and charged to expense were $51,668 and $-0- for the years ended December 31, 2002 and 2001, respectively (see Note 3).

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

                                FindEx.com, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Software products are sold separately, without future performance such as upgrades or maintenance, and are sold with postcontract customer support (PCS) services, customer service and technical support assistance. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to our customers. We do not defer the recognition of revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. We accrue the estimated associated costs of providing this free support upon product shipment. We also offer several plans under which customers are charged for technical support assistance. For plans where we collect fees in advance, we recognize revenue over the period of service, generally one year.

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

Advertising

Advertising costs, including direct response advertising costs, are charged to operations as incurred. The Company has determined that direct response advertising costs are insignificant. Total advertising costs for the years ended December 2002 and 2001 were approximately, $278,000 and $615,000, respectively.

Stock-based Compensation

As permitted under SFAS No. 123, Accounting for Stock-based Compensation, and amended under SFAS No. 148, Accounting for Stock-based Compensation-Transition and Disclosure, the Company has elected to follow the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based awards to employees (see Note 11) and, accordingly, does not recognize compensation cost.

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

                                FindEx.com, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Transfer of Financial Assets

The Company has adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

Fair Value of Financial Instruments

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments because of the short maturity of those instruments.

NOTE 2 - ACCOUNTS RECEIVABLE

At December 31, 2002, accounts receivable consisted of the following (see Note 1
- Concentrations):

         Trade receivables                                     $236,241
         Less:  Allowance for doubtful accounts                   8,000
                                                         ---------------
                                                               $228,241
                                                         ===============

During the year ended December 31, 2002, we transferred accounts receivable totaling $399,556 to a lender for cash advances of $239,734. As accounts are paid, the collected funds (less the amount advanced and appropriate fees) are disbursed to the Company (see Note 1 - Restricted Cash). The transfer agreement includes a repurchase requirement and, accordingly, the proceeds were accounted for as a secured borrowing. At December 31, 2002, the balance of receivables transferred and included in trade receivables was $9,804. The remaining secured borrowing balance of $6,277 is included in accrued expenses.

                                FindEx.com, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


NOTE 3 - INVENTORIES

At December 31, 2002, inventories consisted of the following:

         Raw materials                                           $121,000
         Capitalized software development costs, net              280,502
         Finished goods                                           295,700
                                                           ---------------
                                                                 $697,202
                                                           ===============

NOTE 4 - PROPERTY AND EQUIPMENT, net

At December 31, 2002, property and equipment consisted of the following:

         Office furniture and fixtures                            $49,845
         Office equipment                                          24,099
         Warehouse equipment                                       23,150
         Computer software                                         34,628
         Computer equipment                                        60,770
                                                           ---------------
                                                                  192,492
         Less:  Accumulated depreciation                           99,439
                                                           ---------------
                                                                 $ 93,053
                                                           ===============

NOTE 5 - SOFTWARE LICENSE AGREEMENT

During the year ended December 31, 2002, the Company offset the remaining unpaid installment ($1,051,785) against the carrying value of the software license in accordance with the terms of a tentative settlement agreement with The Learning Company (TLC). In addition, the agreement called for the extension of the estimated life of the license from 10 years to 50 years. Amortization expense for the year, determined using the straight-line method, was reduced by approximately $112,000 (see Note 14).

NOTE 6 - NOTES PAYABLE

At December 31, 2002, notes payable consisted of the following:

  Demand note payable to a corporation, with interest at 9%.  Unsecured.                  $650,000

  Note payable to a corporation, due May 31, 2003, with interest compounded monthly at
  1.5%.  Unsecured.  Convertible at the option of the holder into 660,000 restricted
  common shares.                                                                            33,333

  Note payable to a corporation, due May 31, 2003, with interest compounded monthly at
  1.5%.  Unsecured.  Convertible at the option of the holder into 660,000 restricted
  common shares.                                                                            33,333

  Note payable to a corporation, due May 31, 2003, with interest compounded monthly at
  1.5%.  Unsecured.  Convertible at the option of the holder into 660,000 restricted
  common shares.                                                                            33,333
                                                                                       ------------
                                                                                          $749,999
                                                                                       ============

NOTE 7 - LONG-TERM NOTE PAYABLE

On January 31, 2002, the Company refinanced $154,468 of trade accounts payable by issuing a long-term note payable to a corporation. The term note is unsecured and due October 2004 in monthly installments of $5,285, including interest at 8%.

                                FindEx.com, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


NOTE 7 - LONG-TERM NOTE PAYABLE, continued

Principal maturities at December 31, 2002 are as follows:

           2003                  $56,999
           2004                   49,045
                          ---------------
                                $106,044
                          ===============

NOTE 8 - INCOME TAXES

The provision (benefit) for taxes on income for the years ended December 31 consisted of the following:

                                            2002                2001
                                       --------------     ---------------
         Current:
              Federal                      $ ---              $ ---
              State                         (27,648)               ---
                                       --------------     ---------------
                                            (27,648)               ---
                                       --------------     ---------------
         Deferred:
              Federal                       (45,152)           1,744,841
              State                         (13,725)             395,282
                                       --------------     ---------------
                                            (58,877)           2,140,123
                                       --------------     ---------------
         Total tax provision (benefit)     $(86,525)          $2,140,123
                                       ==============     ===============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2002 are as follows:

         Current Deferred Tax Assets:
              Net operating loss carryforward
                   Federal                                         $102,000
                   State                                             24,000
              Reserve for sales returns
                   Federal                                           19,630
                   State                                              4,619
              Reserve for technical support costs
                   Federal                                           15,251
                   State                                              3,588
              Reserve for rebates payable
                   Federal                                            8,398
                   State                                              1,976
              Accrued compensation costs
                   Federal                                           34,235
                   State                                              8,055
              Reserve for bad debts
                   Federal                                            2,720
                   State                                                640
                                                              --------------
                                                                    225,112
              Less valuation allowance for deferred tax assets      225,112
                                                              --------------
         Net Current Deferred Tax Assets                          ---
                                                              --------------

                                FindEx.com, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


NOTE 8 - INCOME TAXES, continued

         Non-Current Deferred Tax Assets:
              Net operating loss carryforward
                   Federal                                           $3,132,422
                   State                                                742,937
              Reorganization Costs
                   Federal                                               22,100
                   State                                                  5,200
              State deferred tax liabilities
                   Federal                                               69,618
                                                                  --------------
                                                                      3,972,277
              Less valuation allowance for deferred tax assets        3,972,277
                                                                  --------------
         Net Non-Current Deferred Tax Assets                          ---
                                                                  --------------

         Non-Current Deferred Tax Liabilities:
              Software license fees
                   Federal                                            (876,024)
                   State                                              (203,792)
              Property and equipment, net
                   Federal                                              (4,111)
                   State                                                  (967)
                                                                  --------------
         Net Non-Current Deferred Tax Liability                     (1,084,894)
                                                                  --------------

         Net Deferred Tax Asset (Liability)                        $(1,084,894)
                                                                  ==============

Those amounts have been presented in the Company's financial statements as follows:

         Non-current deferred tax liability                        $(1,084,894)
                                                                  ==============

The valuation allowance for deferred tax assets was increased by $192,587 during the year ended December 31, 2002.

At December 31, 2002, the Company has available net operating loss carryforwards of approximately $9,750,000 for federal income tax purposes that expire in 2021. The federal carryforwards resulted from losses generated in 1996 through 2001. The company also has net operating loss carryforwards available for state income tax purposes ranging from approximately $25,000 to approximately $841,000 that expire in 2021.

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

         Expense at Federal statutory rate - 34%                     $44,354
         State tax effects                                          (41,373)
         Nondeductible expenses                                        6,850
         Taxable temporary differences                              (48,062)
         Deductible temporary differences                           (95,966)
         Deferred tax asset valuation allowance                       47,672
                                                              ---------------
              Income tax benefit                                   $(86,525)
                                                              ===============

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock

On January 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 12,500 common shares valued at $.45 per share.

On February 15, 2001, pursuant to a consulting agreement with an individual to provide investor relations services, FindEx issued 12,500 common shares valued at $.42 per share.

                                FindEx.com, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


NOTE 9 - STOCKHOLDERS' EQUITY, continued

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

On March 7, 2002, pursuant to a settlement agreement, the Company issued an additional six common shares for each common share originally issued under the stock subscription agreement dated April 28, 2000. A total of 2,175,000 common shares were issued under this settlement agreement. On March 27, 2002, the Company rescinded 60,000 common shares issued pursuant to this settlement agreement after learning the original investors were unaccredited. On September 20, 2002, the Company issued 9,000 common shares correcting an error in the March issuance.

On March 27, 2002, the Company rescinded 10,000 common shares pursuant to the stock subscription agreement dated April 28, 2000 after learning the original investors were unaccredited. The Company returned $25,000 plus interest at 10% to the original investors.

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

On July 23, 2002, pursuant to settlement of an agreement with an individual for investor relations services, the Company issued 205,000 common shares valued at $.05 per share.

                                FindEx.com, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


NOTE 9 - STOCKHOLDERS' EQUITY, continued

On September 20, 2002, pursuant to a settlement agreement, the Company issued an additional six common shares for each common share originally issued in lieu of cash commission under the stock subscription agreement dated April 28, 2000. A total of 137,250 common shares were issued under this settlement agreement. These shares were valued at $.03 per share.

On November 15, 2002, pursuant to settlement of an agreement with a company for consulting and valuation services, the Company issued 296,308 common shares valued at $.03 per share.

Convertible Preferred Stock (Series A)

The rights, preferences and privileges of the preferred shareholders are as follows:

Dividends
Holders of Series A Preferred Stock (the Preferred Stock) are entitled to receive common stock dividends of $.50 per share per annum, in preference to any payment of cash dividends declared or paid on shares of common stock. Dividends on Preferred Stock are fully cumulative and are payable as determined by the Board of Directors. As of December 31, 2002, no dividends have been declared.

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

Convertible Preferred Stock (Series B)

The rights, preferences and privileges of the preferred shareholders are as follows:

Dividends
The holders are entitled to receive cash dividends at the rate of $1.60 per annum per share, and not more, which shall be fully cumulative, shall accrue without interest from the date of first issuance and shall be payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year commencing September 15, 1999, to holders of record as they appear on the stock books of the corporation on such record dates, not more than 60 nor less than 10 days preceding the payment dates for such dividends, as are fixed by the Board of Directors. As of December 31, 2002, no dividends have been declared.

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

                                FindEx.com, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


NOTE 9 - STOCKHOLDERS' EQUITY, continued

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

On March 26, 2001, pursuant to an investment agreement with an institutional private equity investor, FindEx issued a warrant to purchase 510,000 common shares exercisable at $.23 per share. The warrant is currently exercisable for 300,000 shares with the balance vesting upon satisfaction of certain conditions and will expire in March 2007. The fair value of the warrant is estimated on the date of grant using the Black-Scholes option-pricing model. In association with the warrant, the Company recognized $181,392 of professional fees.

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

                                FindEx.com, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


NOTE 10 - EARNINGS PER COMMON SHARE, continued

The following table shows the amounts used in computing earnings per share and the effect on income (loss) and the average number of shares of dilutive potential common stock:

         For the Year Ended December 31, 2001         Income (Loss)        Shares            Per-share
                                                       (Numerator)      (Denominator)         Amount
         -----------------------------------------------------------   ----------------    ------------
         Net Loss                                      $(7,600,353)
         Less preferred stock dividends                     (4,200)
                                                     ---------------
         Loss available to common
            stockholders-basic earnings per share       (7,604,553)         10,744,519         $(0.71)
                                                                                           ============
         Effect of Dilutive Securities
            Options                                       --                --
            Convertible notes payable                     --                --
            Convertible Preferred Series A                --                --
            Convertible Preferred Series B                --                --
            Warrants                                      --                --
                                                     ---------------   ----------------
         Loss available to common
            stockholders-diluted earnings per share    $(7,604,553)         10,744,519         $(0.71)
                                                     ===============   ================    ============

         For the Year Ended December 31, 2002         Income (Loss)         Shares          Per-share
                                                       (Numerator)       (Denominator)        Amount
         -----------------------------------------------------------   ----------------    ------------
         Net Income                                        $216,978
         Less preferred stock dividends                   --
                                                     ---------------
         Income available to common
            stockholders-basic earnings per share           216,978         17,607,104          $0.01
                                                                                           ============
         Effect of Dilutive Securities
            Options                                       --                --
            Convertible notes payable                        24,912          1,980,000
            Convertible Preferred Series A                --                   114,000
            Convertible Preferred Series B                --                    40,000
            Warrants                                      --                --
                                                     ---------------   ----------------
         Income available to common
            stockholders-diluted earnings per share        $241,890         19,741,104           $0.01
                                                     ===============   ================    ============

A total of 4,483,200 and 1,353,016 dilutive potential securities for the years ended December 31, 2002 and 2001, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

NOTE 11 - STOCK-BASED COMPENSATION

The Stock Incentive Plan (the "Plan") authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to directors, officers and other key employees of the Company. Stock options are granted at an exercise price as determined by the Board at the time the Option is granted and shall not be less than the par value of such shares of Common Stock. Stock options vest quarterly over three years and have a term of ten years. At December 31, 2002, 6,306,550 shares were available for future issuance under the Plan.

                                FindEx.com, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


NOTE 11 - STOCK-BASED COMPENSATION, continued

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for outstanding stock options. Had compensation cost for the Company's outstanding stock options been determined based on the fair value at the grant date for those options consistent with SFAS No. 123, the Company's net income and primary and diluted earnings per share would have differed as reflected by the pro forma amounts indicated below:

                                      As reported         Proforma
                                     --------------    ----------------
 Net income                               $216,978            $122,556
 Basic income per share                      $0.01               $0.01
 Diluted income per share                    $0.01               $0.01

Activity under the Company's stock option plan is summarized as follows:

                                                          Outstanding Options
                                                      --------------------------
                                          Shares        Number of  Weighted-Avg.
                                         Available                   Exercise
                                         for Grant       Shares        Price
                                       -----------    ------------ ----------
Balance at December 31, 2001             6,181,148       2,818,852      $ .42
  Granted                                    --             --           --
  Exercised                                  --             --           --
  Forfeited (canceled unvested options only) --           (63,750)      $ .16
  Canceled                                 125,402       (125,402)      $ .39
                                       -----------    ------------
 Balance at December 31, 2002            6,306,550       2,693,450      $ .42
                                       ===========    ============

The following table summarizes information about stock options outstanding at December 31, 2002.

                                   Outstanding Options                                      Exercisable Options
         -------------------------------------------------------------------------    --------------------------------
             Range of            Outstanding     Weighted-Average  Weighted-Average  Exercisable at      Weighted-Average
                                  Remaining
                                 at December       Contractual        Exercise         December 31,        Exercise
          Exercise Prices         31, 2002         Life (Years)         Price              2002              Price
         ------------------    ----------------    -------------    --------------    ----------------    ------------
         $0.00 to $1.10            2,693,450           8.3             $.4183            2,043,533          $.5013

NOTE 12 - RENTAL AND LEASE INFORMATION

The Company leases office space/warehouse facilities under an operating lease with a third-party with terms extending through 2007. The Company is responsible for all taxes, insurance and utility expenses associated with this leases. There is no lease renewal option contained in the lease. Rental expense for the years ended December 31, 2002 and 2001 amounted to $118,621 and $144,240, respectively.

At December 31, 2002, the future minimum rental payments required under this lease are as follows:

         2003         $62,370
         2004          64,191
         2005          65,491
         2006          65,491
         2007          27,288
                  ------------
                     $284,831
                  ============

                                FindEx.com, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company incurred the following non-cash investing and financing activities during the years ended December 31, 2002 and 2001, respectively:

                                                        2002            2001
                                                   -------------    ------------
  Common stock  and warrants issued for services      $168,939        $388,357
  Common stock dividend                               ---                4,200
  Conversion of preferred stock to common stock       ---                   32

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

NOTE 16 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a negative current ratio and total liabilities in excess of total assets. Those factors, as well as uncertainty in securing financing for continued operations, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed a plan to reduce its liabilities through sales of new releases of the Company's flagship software titles. The ability of the Company to continue as a going concern is dependent on the acceptance of the plan by the Company's creditors and the plan's success. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 17 - SUBSEQUENT EVENTS

On February 6, 2003, the Company was notified by our credit card merchant services provider of their need to maintain a $50,000 reserve for disputed credit card charges and sales returns. The reserve requirement was based on the Company's financial and credit history and will be established through April 2003.

On February 28, 2003, the Internal Revenue Service approved the Company's request to pay back payroll taxes in monthly installments of $10,000 through May 5, 2003. The monthly installments increase to $45,000 beginning June 5, 2003 and continuing through November 5, 2003.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

Our directors and executive officers and their ages as of March 2003 are as follows:


Name                            Age                  Position

Steven Malone                   36        Director, Chairman of the Board and
                                          President

Henry M. Washington, Ph.D.      59        Director

John A. Kuehne                  45        Director

Kirk R. Rowland, CPA            43        Director and Chief Financial Officer

Steven Malone - Mr. Malone served as President since March 2001 and director and Chairman of the Board since February 2002, upon the resignation of our previous Chairman - Benjamin Marcovitch. Between July 2000 and March 2001, Mr. Malone was Senior Vice President and between June 1999 and July 2000 he was a Vice President. Mr. Malone possesses over fifteen years of experience in the computer industry, with the last nine focused on sales, marketing and management. As a National Account Manager for Grolier Interactive, he was responsible for their largest retail and distribution accounts. As Director of Corporate Sales for Software Publishing Corporation (SPC), he was responsible for the on-going sales growth of premiere corporate products, such as the award winning Harvard Graphics, as well as the introduction of several new products to the corporate marketplace. As Director of Sales for InfoUSA, he was responsible for sales and marketing of InfoUSA's products to retail, distribution, OEM and corporate accounts.

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

John A. Kuehne - Mr. Kuehne is presently a management consultant and co-owner with Alliance Corporate Services; www.alliancecorp.ws, where his focus is on corporate finance and investor communications. Mr. Kuehne is experienced in finance and accounting, including nine years with Deloitte & Touche, in Edmonton and Chicago. He also has industry experience, including over seven years with Doman Industries Limited, a large Canadian forest products company, culminating as Chief Financial Officer. At Doman Industries, Mr. Kuehne gained practical experience in corporate finance and mergers and acquisitions, completing a US $125 million senior note issue through Bear Stearns and the $140 million acquisition of Pacific Forest Products. Mr. Kuehne is also currently a director of Prospector Consolidated Resources, and the acting Chief Financial Officer of a Marketing Service Provider, www.marketlinc.com. Mr. Kuehne holds a Bachelor of Commerce degree from the University of Alberta and a Masters of Management from the highly rated J.L.Kellogg Graduate School of Management at Northwestern University. He qualified as a Canadian Chartered Accountant in 1983 and as an American Certified Public Accountant in 1985.

Kirk R. Rowland, CPA - Mr. Rowland has served as Chief Financial Officer and director since March 2002. Mr. Rowland served as Vice President of Finance from March 2001 to March 2002 and as Director of Finance from December 1999 through March 2001. Mr. Rowland has over nineteen years of experience in public accounting working in a multitude of industries, including insurance, manufacturing, and agriculture. Most recently, he was a partner in a local Nebraska accounting firm. Mr. Rowland was formerly with KMG Main Hurdman (now KPMG Peat Marwick), an international accounting firm.

         Compliance with Section 16(a)

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they filed.

The following table sets for the compliance reporting under Section 16(a) during the last fiscal year.

                                                Number of Transactions
               Number of Late Reports    Not Timely Reported     Failure to File
 Steven Malone            1                        1                    ---
 John A. Kuehne           1                        1                    ---
 Henry M. Washington     ---                       1                     1
 Kirk R. Rowland          1                        1                    ---


Item 10. Executive Compensation.

         Summary Compensation Table

The following table sets forth the total compensation paid to the Company's former chief executive officer during the last three completed fiscal years and each of the other executive officers of the Company who received compensation of $100,000 or more during any such year. Joseph V. Szczepaniak served as the Company's chief executive officer from May, 1999 until February 28, 2001 and Steven Malone has served as the Company's President and Chief Executive Officer since such date. No other individuals employed by the Company received a salary and bonus in excess of $100,000 during 2002.

         Long-Term Annual Compensation


Securities
                                                                                                               Other
                                                                                              Annual         Underlying
    Name and Principal Position              Year           Salary           Bonus         Compensation       Options (#)
----------------------------------           ----           ------           ------       ---------------    --------------
Steven Malone,                                2002          $150,000         $2,203             -0-             300,000
President and Chief Executive                 2001          $150,000           -0-              -0-             300,000
Officer                                       2000          $125,000         $12,500            -0-             100,000

Joseph V. Szczepaniak                         2002           -0-                -0-              -0-                -0-
Former Chairman &                             2001           $54,036            -0-              -0-                -0-
Chief Executive Officer                       2000           $200,000           -0-              -0-                -0-

Employment Arrangement

Mr. Malone is employed pursuant to a three-year employment agreement which commenced on June 19, 2000. The agreement provides for a base annual salary equal to $150,000 and an annual bonus at the discretion of the Board. In the event Mr. Malone is terminated by the Company, other than for cause, the Company is required to pay him his then base salary until the later of (i) the expiration of the employment agreement or (ii) one year. Mr. Malone has agreed to refrain from competing with us for a period of one year following the termination of his employment.

Director Compensation

Non-officer directors are entitled to a fee of $1,000 for attendance at meetings of the Board of Directors, plus reimbursement for reasonable travel expenses. In addition, on April 1, 2002, the Company granted each of its directors 1,000,000 common shares valued at $.025 per share.

Information Concerning Stock Options

The Company did not grant options during the fiscal year ended December 31, 2002.

The following table sets forth the number of stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2002 and the value of unexercised "in-the-money" options held which represents the positive difference between the exercise price and the market price at fiscal year end. No such executive exercised any options during the fiscal year 2002.

2002 Fiscal Year End Option Values



                 Number of Unexercised               Value of Unexercised
Name           Options at Fiscal Year End    in-the-money Option Fiscal Year End
------         --------------------------    -----------------------------------

Joseph V. Szczepaniak      -0-                             -0-

Steven Malone           425,000                            -0-


Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 7, 2003, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group. Unless otherwise indicated, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of FindEx.com, Inc., 11204 Davenport Street, Suite 100, Omaha, Nebraska 68154.

Percent of
Name
Stock                         Number of Shares         Outstanding Common
------                      ---------------------      ------------------
Steven Malone                   1,867,000 (1)                 9.4%
Henry M. Washington             1,350,000 (2)                 6.8%
John A. Kuehne                  1,350,000 (2)                 6.8%
Kirk R. Rowland, CPA            1,385,000 (3)                 7.0%
Officer and Directors
as a group of (4 persons)       5,952,000                    30.0%
Ronald Ardt                     1,005,375 (4)                 5.1%

(1) Consists of stock options to acquire up to 483,000 shares of common stock, 262,166 of which are presently exercisable and 1,384,000 common shares.

(2) Consists of stock options to acquire up to 350,000 shares of common stock, all of which are presently exercisable and 1,000,000 common shares.

(3) Consists of stock options to acquire up to 225,000 shares of common stock, 97,916 of which are presently exercisable and 1,160,000 common shares.

(4) Based on Schedule 13D filed with the Securities and Exchange Commission on September 30, 2002.

Item 12. Certain Relationships and Related Transactions.

There are no Related Transactions or Certain Relationships to be reported.

Item 13. Exhibits, List and Reports on Form 8-K.

         (a)    Exhibits

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

99.2 Certification of Findex.com, Inc. Chief Financial Officer, Kirk Rowland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K and Form 8-K/A filed during the three months ended December 31, 2002:

None.

Item 14. Controls and Procedures.

         (a)      Evaluation of Disclosure Controls and Procedures.

Based on their most recent evaluation of our disclosure controls and procedures, which was completed within 90 days of the filing of this Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

         (b)      Changes In Internal Controls

                       Formation of Disclosure Controls and Procedures Officer Committee

The Disclosure Controls and Procedures Officer Committee (the "Disclosure Policy Committee") was formed in September of 2002 and charged with the responsibility for considering the materiality of information and determining disclosure obligations on a timely basis. The Disclosure Policy Committee has implemented disclosure controls and procedures that meet the standards established by the new rules. These controls and procedures will be reviewed and adopted by the Audit Committee of our Board of Directors.

                       Control and Procedures

The Disclosure Policy Committee meets within one week of the last day of each quarter. Members are to provide information that is documented within the Quarterly Control and Procedures Report. This report will contain attestations and, where applicable, documentation, in regard to the following:

o    The Fact that Internal Controls Have Been Reviewed Within the Past 90 Days
o    Any Concerns Regarding Weaknesses in Internal Control
o    Any Concerns Relating To Events that May Require Disclosure
o    Any Concerns Relating To Internal Fraud/Defalcation
o    Potential Material Losses
o    New Off-Balance Sheet Arrangements
o    Material Amounts Not Reflected on the General Ledger

The Quarterly Control and Procedures Report is to be completed, signed and presented to the CEO and CFO prior to completing the first draft of each quarterly 10-QSB and the annual 10-KSB. Because material issues may occur between regularly scheduled quarterly meetings, this report is to be generated by the Disclosure Policy appropriate Officers at anytime when warranted. The CEO and CFO will consult with our Disclosure Policy Committee to determine any action that is necessary.

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

Date: March 31, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                         Title                                              Date

  /s/ Steven Malone             Chairman of the Board, President and Chief          March 31, 2003
  ------------------------
  Steven Malone                 Executive Officer (principal executive officer)

  /s/ John Kuehne               Chairman of the Audit Committee                     March 31, 2003
  ------------------------
  John A. Kuehne

  /s/ Henry M. Washington       Director                                            March 31, 2003
  ------------------------
  Henry M. Washington

  /s/ Kirk R. Rowland           Chief Financial Officer                             March 31, 2003
  --------------------
  Kirk R. Rowland              (principal financial and accounting officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, Steven Malone, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Findex.com, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 31, 2003              By /s/ Steven Malone
                                       -------------------
                                           Steven Malone
                                           President & Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, Kirk Rowland, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Findex.com, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 31, 2003                        By /s/ Kirk Rowland
                                                 ------------------
                                                     Kirk Rowland
                                                     Chief Financial Officer

Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual report of FindEx.com, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report"), I, Steven Malone, President and Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Periodic Report fully complies with the requirements of the Securities Exchange Act of 1934; and

(2) The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:   March 31, 2003               By /s/ Steven Malone
                                        -------------------
                                            Steven Malone
                                            President & Chief Executive Officer

Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of FindEx.com, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report"), I, Kirk Rowland, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Periodic Report fully complies with the requirements of the Securities Exchange Act of 1934; and

(2) The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   March  31, 2003                      By /s/ Kirk Rowland
                                                ------------------
                                                     Kirk Rowland
                                                     Chief Financial Officer