Form 10QSB
period 2003-03-31
FINDEX COM INC
filed 2003-05-15
CIK 1089061

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
     [XX] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2003 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________.

                           Commission File No. 0-29963

                                FINDEX.COM, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                                     Nevada
                         (State or Other Jurisdiction of
                         Incorporation or Organization)
                                   88-0379462
                        (IRS Employer Identification No.)



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

                                 Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,811,438 shares as of May 10, 2003.

         Transitional Small Business Disclosure Format: (check one):

                                Yes ___ No _XX__

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

Registrant's financial statements are filed herewith following the signature page.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We identify forward-looking statements in this report by using words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project," and "will be" and similar words or phrases, or the negative thereof. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) As of March 31, 2003, our current liabilities exceeded our current assets by $4,510,687 and our auditors included a "going concern" footnote in our audited financial statements for our last fiscal year ended December 31, 2002, (ii) we are currently in arrears in the payment of approximately $262,000 of payroll taxes, (iii) the outcome of our pending litigation with The Zondervan Corporation, (iv) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (v) our ability to meet ongoing royalty payments owed, (vi) our ability to sustain sales of major product lines notwithstanding the removal of certain highly acknowledged and popular content,
(vii) our dependence on third parties to fulfill a significant portion of our orders, (viii) uncertainties involved in our ability to introduce new products,
(ix) our ability to retain key executives and other personnel, (x) product returns exceed reserves, (xi) potential infringement of the intellectual property rights of others, and (xii) general economic conditions as well as the other risks identified under the Section entitled "CAUTIONARY STATEMENTS AND RISK FACTORS" in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. Readers are encouraged to carefully review the risk factors contained therein.

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

We currently fulfill all of our direct-to-consumer sales out of our warehouse located in Omaha, Nebraska and a third-party fulfillment company, also located in Omaha, Nebraska, fulfills our boxed retail sales.

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

         Results Of Operations

Our software products have a significant seasonality to their revenues. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally expected to be the weakest, historically generating only about 33% of our annual sales.

Our net income increased approximately $3,000 from a net income of approximately $88,000 for the three months ended March 31, 2002 to a net income of approximately $91,000 for the three months ended March 31, 2003. By excluding our interest, taxes, depreciation, and amortization from net income, our EBITDA decreased approximately $70,500 from an EBITDA of approximately $192,000 for the three months ended March 31, 2002 to EBITDA of approximately $121,500 for the three months ended March 31, 2003. We recognized approximately $108,000 in costs and expenses related to software development, which reduced our EBITDA, during the three months ended March 31, 2003 compared with $-0- during the same period in 2002, and wrote down obsolete inventory of approximately $32,000 during the first quarter of 2003. In addition, we increased our 2003 reserve for sales returns to approximately 12% of gross sales to reflect higher actual returns resulting from year-end stock balancing by our secular customers and several of our CBA customers.

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

Gross revenues increased approximately $173,000 from $1,003,011 for the three months ended March 31, 2002 to $1,175,575 for the three months ended March 31, 2003. Such increase was partially due to the Company's introduction of new releases - QuickVerse PDA in late December 2002 and Ministry Notebook 2.0 in February 2003. We had no new product releases during the first quarter of 2002.

Historically, we have reproduced and distributed the Zondervan NIV Bible pursuant to a content licensing agreement with The Zondervan Corporation, which provides that we will pay a royalty fee of 10% of net sales on the stand-alone product and $8.00 per unit on total net units of QuickVerse. The products containing the Zondervan NIV Bible, including QuickVerse, accounted for approximately 35% of our revenues in fiscal year 2001 but none of our revenues during the three months ended March 31, 2002 and 2003, respectively. Due to our shortage in working capital, we are significantly in arrears on the royalty payments due under such licensing agreement. On April 5, 2001, we received a notice from The Zondervan Corporation informing us that they were terminating our rights to the Zondervan NIV Bible under the licensing agreement. On October 12, 2001, Zondervan was granted a court order in the United States District Court in the Western District of Michigan ordering FindEx to cease selling, marketing and manufacturing any product that incorporates Zondervan's copyrighted material. As of October 26, 2001 we reached a written payment agreement with Zondervan whereby they would not enforce the court order and we would continue to ship products containing Zondervan's NIV Bible. We failed to meet our first payment obligation due to Zondervan on November 12, 2001 in accordance with the payment agreement. On November 14, 2001, Zondervan pursued its enforcement rights under the court order by serving notice that we cease selling, marketing and manufacturing all products containing their copyrighted material. As of the date hereof, we are abiding by the court order. We are also involved in related court-ordered mediation in connection with Zondervan's claim for $1,300,000 in unpaid royalties, which amount we are disputing. As of May 7, 2002, it was agreed among Zondervan, FindEx, and TLC, another named defendant in the proceeding, that FindEx and TLC would submit to independent audits in an effort to resolve disputed royalty amounts owed. Although we hope to be able to resolve this pending litigation in a way that will allow us to continue to sell, market and manufacture Zondervan's copyrighted material, and not dramatically impair our cash flow, there can be no assurance as to our ability to achieve either of these results. Depending on the timing of, and the period over which it would be required to be paid by us, any judgment for money damages in excess of $25,000 in this proceeding would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

The provision for sales returns increased approximately $52,000 from $60,095 for the three months ended March 31, 2002 to $112,285 for the three months ended March 31, 2003. The Company experienced more product returns during the first three months of 2003 than during the same period of 2002. The increase in returns is partly attributable to post-Christmas stock balancing by our secular customers and several of our CBA customers.

         Cost of Sales

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package and ship the software products. The direct costs and manufacturing overhead increased from 9.1% of gross revenues in 2002 to 14.0% of gross revenues in 2003. The increase resulted directly from amortization of software development costs. We had no software releases during 2001 or the first quarter of 2002 resulting in no amortization for 2002. The amortization recognized during the first quarter of 2003 resulted from several software releases from 2002 and 2003. Royalties to third party providers of intellectual property increased from 2.5% of gross revenues in 2002 to 4.3% of gross revenues in 2003. The increase in royalties reflects the release of QuickVerse PDA in late December 2002 and the shipment of 5,000 units of QuickVerse 7 Essentials into secular retail in March 2003.

Software development costs, consisting primarily of direct and indirect labor and related overhead charges, capitalized during the three months ended March 31, 2003 and 2002 were $66,075 and $-0-, respectively. Accumulated amortization of these development costs included in cost of sales totaled $40,422 and $-0-for the three months ended March 31, 2003 and 2002, respectively.

                                                 2003               2002
                                               --------          --------
Beginning balance                              $280,502              $---
Capitalized                                      66,075               ---
Amortized (cost of sales)                        40,422               ---
                                               --------          --------
Ending balance                                 $306,155              $---
                                               ========          ========
Research and development expense                $67,791              $---
                                               ========          ========

         Sales, General and Administrative

Sales expenses decreased approximately $20,000 from $183,536 for the three months ended March 31, 2002 to $163,997 for the three months ended March 31, 2003. The decrease is primarily due to a direct reduction in advertising costs and rebate offers to the end user. We anticipate that our advertising costs will increase as our revenue growth provides additional opportunity. Included in the overall decrease is a $14,000 increase in commissions paid to the telemarketing firm we use for our direct sales. We anticipate sales commissions will increase in future quarters as we continue to expand our direct sales efforts.

Personnel costs increased approximately $6,500 from $288,164 for the three months ended March 31, 2002 to $294,619 for the three months ended March 31, 2003 primarily from the addition of product development and technical support staff during 2002. Capitalization of direct and indirect labor and related overhead charges as software development costs (see "Cost of Sales" above) resulted in a $22,000 reduction in personnel costs in 2003 compared with $-0-capitalized in the same period of 2002. Software development costs expensed as research and development (see table above) amounted to approximately $68,000 for the three months ended March 31, 2003 compared to $-0- incurred during the same period of 2002.

Rent expense decreased approximately $14,000 during the three months ended March 31, 2003. This decrease is attributable to the consolidation of our corporate office and our direct fulfillment into a single facility.

         Amortization

Amortization of the software license decreased approximately $111,500 from $125,877 for the three months ended March 31, 2002 to $14,362 for the three months ended March 31, 2003. During the second quarter of 2002, the Company offset the remaining unpaid installment ($1,051,785) against the carrying value of the software license in accordance with the terms of a tentative settlement agreement with The Learning Company. In addition, the agreement called for the extension of the estimated life of the license from 10 years to 50 years.

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

As of March 31, 2003, we had $603,117 in current assets, $5,113,804 in current liabilities and a retained deficit of $9,694,332. These factors continue to create an uncertainty about our ability to continue as a going concern. We had net income of $91,444 for the three months ended March 31, 2003.

Net cash provided by operating activities was $85,002 and $35,390 for the three months ended March 31, 2003 and 2002, respectively. This increase in cash from operating activities results primarily from capitalization of cash paid to suppliers and employees as software development costs. The 2003 interest received and income taxes refunded result from a 1999 refund claim with the State of Nebraska.

Net cash used by investing activities was $81,449 and $11,676 for the three months ended March 31, 2003 and 2002, respectively. The increase in cash used for investing activities results from capitalizing costs associated with software development and upgrading our website to expand our e-commerce capability.

Net cash used by financing activities was $2,060 and $30,650 for the three months ended March 31, 2003 and 2002, respectively. Cash used by financing activities reflects payments made on debt obligations and the 2002 refund of the 2000 investment of Thomas Ardt and Betty Wolfe.

         Zondervan Claim

As discussed above, we are currently involved in court-ordered mediation in connection with Zondervan's claim for $1,300,000 in unpaid royalties, which amount we are disputing. Depending on the timing of, and the period over which it would be required to be paid by us, any judgment for money damages in excess of $25,000 in this proceeding would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

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

Among many other terms, the Equity Line Agreement provided that if we failed to Put at least $500,000 worth of common stock to Swartz during the first year after the effective date of the Equity Line Registration Statement, and $1,000,000 during each one-year period following thereafter, we would be required to pay Swartz an annual non-usage fee. Under the Equity Line Agreement, this non-usage fee would equal the difference between $100,000 and 10% of the value of the shares of common stock that we Put to Swartz during the one-year period, and would be due and payable each year in cash within five (5) business days of the date it was accrued.

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

On August 2, 2001, and in accordance with its obligation under the Equity Line Agreement, we filed the Equity Line Registration Statement. Because our stock price collapsed shortly thereafter to a point at which any use of the Equity Line became prohibitively expensive in the determination of the FindEx Board (because the price Swartz was to pay was tied to the stock price), after a long period of waiting and hoping for a rebound or other meaningful increase in the trading price of our common stock, on August 26, 2002, the Registration Statement was officially withdrawn. That same day, we provided notice of termination of the Equity Line Agreement to Swartz. Because the SEC never declared the Equity Line Registration Statement effective, the Equity Line never became operative, and no amount was ever drawn by us paid there under.

On September 6, 2002, Swartz provided notice to us that it was making a demand under the Equity Line Agreement for the termination fee provided there under. In accordance with Swartz's calculations, they were owed $150,000 payable in cash or common stock within 10 days of the termination. At the time of such notice, and had such amount been paid in common stock, it would have required 3.75 million shares. Shortly thereafter, such claim rose to over 9 million shares. In addition, Swartz further demanded another warrant for an additional 219,127 shares of our common stock pursuant to the Commitment Warrant and the Warrant Anti-Dilution Agreement. Although certain settlement discussions have ensued, at this point, the prospects for settlement seem highly uncertain. There can be no assurance that this matter will be able to be settled on terms that will not have a direct or indirect material adverse effect on our liquidity and financial condition. Further, if litigated, there can be no assurance that (i) the resources devoted to defending any such claim will not have a negative impact on FindEx's ability to manage other aspects of its business, and (ii) any outcome thereof will not have a direct or indirect material adverse effect on our liquidity and financial condition. In either case, any result that obligates FindEx to make any payment to Swartz in the form of common shares as opposed to cash (which FindEx may simply be unable to pay) would have a dilutive effect on the shareholdings of all other FindEx shareholders, which, depending on the value attributable to such stock in any such circumstance, could be potentially very significant.

Item 3.  Controls and Procedures.

         (a)      Evaluation of Disclosure Controls and Procedures.

Based on their most recent evaluation of our disclosure controls and procedures, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective.

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

The Quarterly Control and Procedures Report is to be completed, signed and presented to the CEO and CFO prior to completing the first draft of each quarterly 10-QSB. Because material issues may occur between regularly scheduled quarterly meetings, this report is to be generated by the Disclosure Policy Committee appropriate Officers at anytime when warranted. The CEO and CFO will consult with our Disclosure Policy Committee to determine any action that is necessary.

Other than as set forth above, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and/or material weaknesses.

                                     PART II
                                OTHER INFORMATION

Item 2.    Changes In Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

         Zondervan

Historically, we have reproduced and distributed the Zondervan NIV Bible pursuant to a content licensing agreement with The Zondervan Corporation, which provides that we will pay a royalty fee of 10% of net sales on the stand-alone product and $8.00 per unit on total net units of QuickVerse. The products containing the Zondervan NIV Bible, including QuickVerse, accounted for approximately 35% of our revenues in fiscal year 2001 but none of our revenues during the three months ended March 31, 2002 and 2003, respectively. Due to our shortage in working capital, we are significantly in arrears on the royalty payments due under such licensing agreement. On April 5, 2001, we received a notice from The Zondervan Corporation informing us that they were terminating our rights to the Zondervan NIV Bible under the licensing agreement. On October 12, 2001, Zondervan was granted a court order in the United States District Court in the Western District of Michigan ordering FindEx to cease selling, marketing and manufacturing any product that incorporates Zondervan's copyrighted material. As of October 26, 2001 we reached a written payment agreement with Zondervan whereby they would not enforce the court order and we would continue to ship products containing Zondervan's NIV Bible. We failed to meet our first payment obligation due to Zondervan on November 12, 2001 in accordance with the payment agreement. On November 14, 2001, Zondervan pursued its enforcement rights under the court order by serving notice that we cease selling, marketing and manufacturing all products containing their copyrighted material. As of the date hereof, we are abiding by the court order. We are also involved in related court-ordered mediation in connection with Zondervan's claim for $1,300,000 in unpaid royalties, which amount we are disputing. As of May 7, 2002, it was agreed among Zondervan, FindEx, and TLC, another named defendant in the proceeding, that FindEx and TLC would submit to independent audits in an effort to resolve disputed royalty amounts owed. Although we hope to be able to resolve this pending litigation in a way that will allow us to continue to sell, market and manufacture Zondervan's copyrighted material, and not dramatically impair our cash flow, there can be no assurance as to our ability to achieve either of these results. Depending on the timing of, and the period over which it would be required to be paid by us, any judgment for money damages in excess of $25,000 in this proceeding would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

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

Among many other terms, the Equity Line Agreement provided that if we failed to Put at least $500,000 worth of common stock to Swartz during the first year after the effective date of the Equity Line Registration Statement, and $1,000,000 during each one-year period following thereafter, we would be required to pay Swartz an annual non-usage fee. Under the Equity Line Agreement, this non-usage fee would equal the difference between $100,000 and 10% of the value of the shares of common stock that we Put to Swartz during the one-year period, and would be due and payable each year in cash within five (5) business days of the date it was accrued.

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

On August 2, 2001, and in accordance with its obligation under the Equity Line Agreement, we filed the Equity Line Registration Statement. Because our stock price collapsed shortly thereafter to a point at which any use of the Equity Line became prohibitively expensive in the determination of the FindEx Board (because the price Swartz was to pay was tied to the stock price), after a long period of waiting and hoping for a rebound or other meaningful increase in the trading price of our common stock, on August 26, 2002, the Registration Statement was officially withdrawn. That same day, we provided notice of termination of the Equity Line Agreement to Swartz. Because the SEC never declared the Equity Line Registration Statement effective, the Equity Line never became operative, and no amount was ever drawn by us paid there under.

On September 6, 2002, Swartz provided notice to us that it was making a demand under the Equity Line Agreement for the termination fee provided there under. In accordance with Swartz's calculations, they were owed $150,000 payable in cash or common stock within 10 days of the termination. At the time of such notice, and had such amount been paid in common stock, it would have required 3.75 million shares. Shortly thereafter, such claim rose to over 9 million shares. In addition, Swartz further demanded another warrant for an additional 219,127 shares of our common stock pursuant to the Commitment Warrant and the Warrant Anti-Dilution Agreement. Although certain settlement discussions have ensued, at this point, the prospects for settlement seem highly uncertain. There can be no assurance that this matter will be able to be settled on terms that will not have a direct or indirect material adverse effect on our liquidity and financial condition. Further, if litigated, there can be no assurance that (i) the resources devoted to defending any such claim will not have a negative impact on FindEx's ability to manage other aspects of its business, and (ii) any outcome thereof will not have a direct or indirect material adverse effect on our liquidity and financial condition. In either case, any result that obligates FindEx to make any payment to Swartz in the form of common shares as opposed to cash (which FindEx may simply be unable to pay) would have a dilutive effect on the shareholdings of all other FindEx shareholders, which, depending on the value attributable to such stock in any such circumstance, could be potentially very significant.

Item 6.  Exhibits and Reports On Form 8-K

(a)      Exhibits

     99.1 Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Findex.com, Inc. Chief Financial Officer, Kirk Rowland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.3 Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.4 Certification of Findex.com, Inc. Chief Financial Officer, Kirk Rowland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K filed during the three months ended March 31, 2003:

         None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FINDEX.COM, INC.



         Date:   May 15, 2003          /s/ Steven Malone
                                       ----------------------------
                                           Steven Malone
                                           President & Chief Executive Officer


         Date:   May 15, 2003          /s/ Kirk Rowland
                                       ----------------------------
                                           Kirk Rowland, CPA
                                           Chief Financial Officer

                                FindEx.com, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2003
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
       Cash and cash equivalents
            Unrestricted cash - overdraft                                         $          (15,570)
            Restricted cash                                                                    55,714
                                                                                            ---------
                  Total cash and cash equivalents                                              40,144
       Accounts receivable, trade                                                             208,325
       Inventories (Note 2)                                                                   315,200
       Other current assets                                                                    39,448
                                                                                            ---------
            TOTAL CURRENT ASSETS                                                              603,117
                                                                                            ---------
PROPERTY AND EQUIPMENT, net                                                                    86,263
                                                                                            ---------
OTHER ASSETS
       Software license, net                                                                2,543,646
       Capitalized software development costs, net                                            306,155
       Other assets                                                                            39,495
                                                                                            ---------
            TOTAL OTHER ASSETS                                                              2,889,296
                                                                                            ---------
            TOTAL ASSETS                                                          $         3,578,676
                                                                                            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Notes payable (Note 3)                                                     $           749,999
       Current maturities of long-term note payable (Note 4)                                   58,125
       Accrued royalties                                                                    2,132,263
       Accounts payable                                                                     1,011,688
       Rebates payable                                                                        383,757
       Payroll taxes payable                                                                  262,181
       Other current liabilities                                                              515,791
                                                                                            ---------
            TOTAL CURRENT LIABILITIES                                                       5,113,804
                                                                                            ---------
LONG-TERM LIABILITIES
       Long-term note payable (Note 4)                                                         34,069
       Non-current deferred taxes                                                           1,076,194
                                                                                            ---------
            TOTAL LONG-TERM LIABILITIES                                                     1,110,263
                                                                                            ---------
STOCKHOLDERS' EQUITY
       Preferred stock, Series A, $.001 par value, 5,000,000
            shares authorized, 11,400 shares issued and outstanding                                11
       Preferred stock, Series B, $.001 par value, 5,000,000
            shares authorized, 40,000 shares issued and outstanding                                40
       Common stock, $.001 par value, 50,000,000 shares
            authorized, 19,811,439 shares issued and outstanding                               19,811
       Paid-in capital                                                                      7,029,079
       Retained (deficit)                                                                 (9,694,332)
                                                                                            ---------
            TOTAL STOCKHOLDERS' EQUITY                                                    (2,645,391)
                                                                                            ---------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $         3,578,676
                                                                                            =========

The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                          2002          2003
                                                       ----------    ----------
REVENUES, net of reserves and allowances            $     931,704   $ 1,062,366

COST OF SALES                                             157,887       247,655
                                                       ----------    ----------
       GROSS PROFIT                                       773,817       814,711
                                                       ----------    ----------
OPERATING EXPENSES
       Sales                                              183,536       163,997
       General and administrative                         398,241       497,294
       Inventory write-down                                   ---        31,892
       Amortization expense                               125,877        14,362
       Depreciation expense                                 7,963        10,610
                                                       ----------    ----------
            TOTAL OPERATING EXPENSES                      715,617       718,155
                                                       ----------    ----------
EARNINGS FROM OPERATIONS                                   58,200        96,556
                                                       ----------    ----------
OTHER INCOME (EXPENSES)
       Interest income                                         25         9,727
       Other income                                           ---           935
       Interest expense                                  (22,800)      (24,474)
                                                       ----------    ----------
            NET OTHER INCOME (EXPENSES)                  (22,775)      (13,812)
                                                       ----------    ----------
NET INCOME BEFORE INCOME TAXES                             35,425        82,744

            INCOME TAXES (Note 5)                          53,000         8,700
                                                       ----------    ----------
NET INCOME                                          $      88,425   $    91,444
                                                       ==========    ==========
NET EARNINGS PER SHARE (Note 6)
       Basic                                        $        0.01   $      0.00
                                                       ==========    ==========
       Diluted                                      $        0.01   $      0.00
                                                       ==========    ==========
WEIGHTED NUMBER OF SHARES OUTSTANDING
       Basic                                           11,956,599    19,811,437
                                                       ==========    ==========
       Diluted                                         12,110,599    21,945,437
                                                       ==========    ==========

The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                                       2002                2003
                                                                                       ---------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Cash received from customers                                            $         929,802  $         1,080,633
       Cash paid to suppliers and employees                                            (888,213)          (1,025,279)
       Interest paid                                                                     (6,224)             (10,162)
       Interest received                                                                      25                9,727
       Income taxes refunded                                                                 ---               30,083
                                                                                       ---------          -----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                      35,390               85,002
                                                                                       ---------          -----------
CASH FLOWS FROM INVESTING ACTIVITES
       Acquisition of property and equipment                                            (11,676)              (3,820)
       Deposits paid                                                                         ---                (500)
       Software development costs                                                            ---             (66,075)
       Website development costs                                                             ---             (11,054)
                                                                                       ---------          -----------
           NET CASH USED BY INVESTING ACTIVITIES                                        (11,676)             (81,449)
                                                                                       ---------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds (payments) from (to) line of credit, net                                 (2,051)               11,790
       Refund on stock subscription                                                     (20,000)                  ---
       Payments made on long-term note payable                                           (8,599)             (13,850)
                                                                                       ---------          -----------
           NET CASH USED BY FINANCING ACTIVITES                                         (30,650)              (2,060)
                                                                                       ---------          -----------
                            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (6,936)                1,493
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             7,140               38,651
                                                                                       ---------          -----------
           CASH AND CASH EQUIVALENTS, END OF PERIOD                            $             204  $            40,144
                                                                                       =========          ===========
RECONCILIATION OF NET INCOME TO CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                              $          88,425  $            91,444
       Adjustments to reconcile net income to net cash
           Provided by operating activities:
                Depreciation & amortization                                              133,840               24,972
                Software development costs amortized                                         ---               40,422
                Changes in assets and liabilities:
                    Decrease in accounts receivable                                       31,956               19,916
                    Decrease in refundable income taxes                                      ---               29,148
                    Decrease in inventories                                              114,202              101,500
                    Decrease in prepaid expenses                                           1,619               18,102
                    (Decrease) in accounts payable                                     (225,881)            (158,822)
                    (Decrease) in deferred taxes                                        (53,000)              (8,700)
                    Increase in accrued royalties                                         23,473                1,650
                    (Decrease) in other liabilities                                     (79,244)             (74,630)
                                                                                       ---------          -----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                          $           35,390  $            85,002
                                                                                       =========          ===========

The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in our Form 10-KSB for the fiscal year ended December 31, 2002.

Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized on a product-by-product basis using the greater of the straight-line method over the estimated product life or on the ratio of current revenues to total projected product revenues. The Company generally considers technological feasibility is established with the release of a beta version for testing. Total capitalized software development costs at March 31, 2003 were $423,614, less accumulated amortization of $117,459. Research and development costs incurred and charged to expense were $67,791 and $-0- for the three months ended March 31, 2003 and 2002, respectively.

NOTE 2 - INVENTORIES

At March 31, 2003, inventories consisted of the following:

     Raw materials        $ 93,000
     Finished goods        222,200
                           -------
                          $315,200
                           =======

NOTE 3 - NOTES PAYABLE

At March 31, 2003, notes payable consisted of the following:

Unsecured demand note payable to a corporation, with interest at 9%.                             $650,000

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%.
Unsecured.  Convertible at the option of the holder into 660,000 restricted common shares.         33,333

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%.
Unsecured.  Convertible at the option of the holder into 660,000 restricted common shares.         33,333

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%.
Unsecured.  Convertible at the option of the holder into 660,000 restricted common shares.         33,333
                                                                                                  -------
                                                                                                 $749,999
                                                                                                  =======

NOTE 4 - LONG-TERM NOTE PAYABLE

On January 31, 2002, the Company refinanced $154,468 of trade accounts payable by issuing a long-term note payable to a corporation. The term note is unsecured and due October 2004 in monthly installments of $5,285, including interest at 8%.

Principal maturities at March 31, 2003 are as follows:

     March 31
       2004             $58,125
       2005              34,069
                        -------
                        $92,194
                        =======

NOTE 5 - INCOME TAXES

The benefit for taxes on income for the three months ended March 31 consisted of the following:

                                             2002              2003
                                           --------         --------
     Current:
          Federal                             $ ---            $ ---
          State                                 ---              ---
                                           --------         --------
                                                ---              ---
                                           --------         --------
     Deferred:
          Federal                            42,900            7,500
          State                              10,100            1,200
                                           --------         --------
                                             53,000            8,700
                                           --------         --------
     Total tax benefit                      $53,000           $8,700
                                           ========         ========

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

     Expense at Federal statutory rate - 34%        $28,050
     State tax effects                              (1,200)
     Nondeductible expenses                             279
     Taxable temporary differences                    (510)
     Deductible temporary differences              (19,614)
     Deferred tax asset valuation allowance        (15,705)
                                                   --------
     Income tax benefit                            $(8,700)
                                                   ========

NOTE 6 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options, assuming that the Company reinvested the proceeds to purchase additional shares at market value. A total of 4,483,200 and 4,633,200 potentially dilutive securities for the three months ended March 31, 2003 and 2002, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

The following table shows the amounts used in computing earnings per share and the effect on income (loss) and the average number of shares of dilutive potential common stock:

Three months ended March 31                      2002                2003
                                              ----------          ----------
Net Income                                       $88,425             $91,444
Preferred stock dividends                            ---                 ---
                                              ----------          ----------
Net income available to common shareholders      $88,425             $91,444
                                              ==========          ==========
Basic weighted average shares outstanding     11,956,599          19,811,437
Dilutive effect of:
       Stock options                                 ---                 ---
       Convertible notes payable                     ---           1,980,000
       Convertible preferred series A            114,000             114,000
       Convertible preferred series B             40,000              40,000
       Warrants                                      ---                 ---
                                              ----------          ----------
Diluted weighted average shares outstanding   12,110,599          21,945,437
                                              ==========          ==========
Earnings per share:
       Basic                                       $0.01               $0.00
                                              ==========          ==========
       Diluted                                     $0.01               $0.00
                                              ==========          ==========

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - RISKS AND UNCERTAINTIES

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

NOTE 9 - GOING CONCERN

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

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

Date:   May 15, 2003
                                  By: /s/ Steven Malone
                                      -------------------
                                          Steven Malone
                                          President & Chief Executive Officer

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

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

Date:   MaY 15, 2003                     By /s/ Kirk Rowland
                                           ------------------
                                                Kirk Rowland
                                                Chief Financial Officer

Exhibit 99.3

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of FindEx.com, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report"), I, Steven Malone, President and Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Periodic Report fully complies with the requirements of the Securities Exchange Act of 1934; and

     (2)  The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


     Date:    May 15, 2003         By /s/ Steven Malone
                                      ------------------------------
                                          Steven Malone
                                          President & Chief Executive Officer

Exhibit 99.4


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of FindEx.com, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report"), I, Kirk Rowland, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Periodic Report fully complies with the requirements of the Securities Exchange Act of 1934; and

     (2)  The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


         Date:    March 31, 2003             By:  /s/  Kirk Rowland
                                                 ------------------
                                                       Kirk Rowland
                                                       Chief Financial Officer