Form 10QSB
period 2003-06-30
FINDEX COM INC
filed 2003-08-14
CIK 1089061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  (Mark One)
  [XX] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: June 30, 2003 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________.


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

Yes ___   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,011,438 shares as of August 14, 2003.

         Transitional Small Business Disclosure Format: (check one):

Yes ___   No _XX__
              --

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

Registrant's financial statements are filed herewith following the signature page.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We identify forward-looking statements in this report by using words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project," and "will be" and similar words or phrases, or the negative thereof. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) As of June 30, 2003, our current liabilities exceeded our current assets by $4,055,962 and our auditors included a "going concern" footnote in our audited financial statements for our last fiscal year ended December 31, 2002, (ii) we are currently in arrears in the payment of approximately $253,000 of payroll taxes, (iii) the outcome of our pending litigation with The Zondervan Corporation, (iv) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (v) our ability to meet ongoing royalty payments owed, (vi) our ability to sustain sales of major product lines notwithstanding the removal of certain highly acknowledged and popular content,
(vii) our dependence on third parties to fulfill a significant portion of our orders, (viii) uncertainties involved in our ability to introduce new products,
(ix) our ability to retain key executives and other personnel, (x) product returns exceed reserves, (xi) potential infringement of the intellectual property rights of others, and (xii) general economic conditions as well as the other risks identified under the Section entitled "CAUTIONARY STATEMENTS AND RISK FACTORS" in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. Readers are encouraged to carefully review the risk factors contained therein.

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

We continue to pursue our objective of becoming the premier provider of Bible study and related products and content to the domestic and international markets, and to explore additional technologies, products and services that are complementary to the affinity group we already serve. We have developed two (2) enhanced releases of our flagship product, QuickVerse, one (1) new product targeted mainly to the secular market, QuickVerse Essentials, one (1) new version of QuickVerse for the Pocket PC and Palm OS hand-held market, two (2) enhanced releases of our top financial and data management product, Membership Plus, and one (1) new financial product, Fund Accounting Plus.

In December 2002, we released QuickVerse PDA, for Palm operating system personal digital assistants, a software program that contains Bible translations, Bible reference tools and scripture reading plans for users in an active, fast-paced, mobile lifestyle. In February 2003, we released an enhanced version of Ministry Notebook, a software program that contains essential organizational tools for ministries such as expense tracking, contact management, scheduling, sermon and lesson tracking, library inventory and prayer requests. We also added a distributorship for the Veggie Tales line of software programs. Veggie Tales are children's software programs of interactive adventures with Biblical themes. In March 2003, we entered into a new licensing agreement, which allows us to publish the full version of The Message. The Message, with the Old and New Testament, is now available as an add-on product to our existing QuickVerse users as well as to our new end user customers. In June 2003, we released an enhanced version of the QuickVerse PDA, making it compatible on both Pocket PC and Palm OS operating systems. In addition, we released a new title of the QuickVerse PDA, which includes the Life Application Study Bible. We are currently researching new opportunities in technology for our existing software titles and expanding our financial product line.

         Results Of Operations

Our software products have a significant seasonality to their revenues. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally expected to be the weakest, historically generating only about 33% of our annual sales.

During the second quarter of 2003, the Company had a one-time, non-recurring write down to accrued royalties of approximately $584,000. We also had a write down of obsolete inventory approximating $32,000 during the first quarter of 2003. These non-recurring items had no effect on the cash flow statement. Net of the non-recurring items, our net income decreased approximately $117,000 from a net income of approximately $80,000 for the three months ended June 30, 2002 to a net loss of approximately $37,000 for the three months ended June 30, 2003 and decreased approximately $83,000 from a net income of approximately $169,000 for the six months ended June 30, 2002 to a net income of approximately $86,000 for the six months ended June 30, 2003. By excluding our interest, taxes, depreciation, and amortization from net income, our EBITDA increased approximately $423,000 from an EBITDA of approximately $162,000 for the three months ended June 30, 2002 to EBITDA of approximately $585,000 for the three months ended June 30, 2003 and increased approximately $353,000 from an EBITDA of approximately $354,000 for the six months ended June 30, 2002 to EBITDA of approximately $707,000 for the six months ended June 30, 2003. These increases include the non-recurring items noted above. We recognized approximately $30,000 in costs and expenses related to software development, which reduced our EBITDA, during the three months ended June 30, 2003 and approximately $97,000 during the six months ended June 30, 2003 compared with approximately $3,000 during the three and six months ended June 30, 2002. During the first quarter of 2003, we increased our reserve for sales returns to approximately 12% of gross sales to reflect higher actual returns resulting from year-end stock balancing by our secular customers and several of our CBA customers. However, for the three months ended June 30, 2003 we decreased our reserve for sales returns to approximately 10% of gross sales due to the decrease in actual returns and the end of the year-end stock balancing.

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

During the second quarter of 2003, the Company initiated a marketing plan that advertised the pre-release of an enhanced version of our flagship product, QuickVerse. Customers were allowed to pre-book their QuickVerse 8.0 order by placing a deposit with the Company. During the three months ended June 30, 2003, we had received approximately $169,000 in deposits. This revenue has been deferred until QuickVerse 8.0 ships.

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

Gross revenues decreased approximately $373,000 from approximately $1,213,000 for the three months ended June 30, 2002 to approximately $840,000 for the three months ended June 30, 2003, and decreased approximately $200,000 from approximately $2,216,000 for the six months ended June 30, 2002 to approximately $2,016,000 for the six months ended June 30, 2003. Such decrease is due to the Company's introduction of our top financial and data management product, Membership Plus, during the second quarter of 2002. The Membership Plus title is packaged into two different versions that retail for $99.95 and $299.95. Although there were new product releases during the first and second quarter of 2003, the retail value of the products was significantly lower than the Membership Plus title. For instance, in late December 2002, the Company introduced the QuickVerse PDA at a retail price of $29.95 and $39.95. An enhanced version of the QuickVerse PDA that operates on both Pocket PC and Palm OS operating systems was released during the second quarter of 2003. In February 2003, Ministry Notebook 2.0 was released at a retail price of $29.95.

Historically, we have reproduced and distributed the Zondervan NIV Bible pursuant to a content licensing agreement with The Zondervan Corporation, which provides that we will pay a royalty fee of 10% of net sales on the stand-alone product and $8.00 per unit on total net units of QuickVerse. The products containing the Zondervan NIV Bible, including QuickVerse, accounted for approximately 35% of our revenues in fiscal year 2001 but none of our revenues during the three and six months ended June 30, 2002 and 2003, respectively. Due to our shortage in working capital, we are significantly in arrears on the royalty payments due under such licensing agreement. On April 5, 2001, we received a notice from The Zondervan Corporation informing us that they were terminating our rights to the Zondervan NIV Bible under the licensing agreement. On October 12, 2001, Zondervan was granted a court order in the United States District Court in the Western District of Michigan ordering FindEx to cease selling, marketing and manufacturing any product that incorporates Zondervan's copyrighted material. As of October 26, 2001 we reached a written payment agreement with Zondervan whereby they would not enforce the court order and we would continue to ship products containing Zondervan's NIV Bible. We failed to meet our first payment obligation due to Zondervan on November 12, 2001 in accordance with the payment agreement. On November 14, 2001, Zondervan pursued its enforcement rights under the court order by serving notice that we cease selling, marketing and manufacturing all products containing their copyrighted material. As of the date hereof, we are abiding by the court order. We are also involved in related court-ordered mediation in connection with Zondervan's claim for $1,300,000 in unpaid royalties, which amount we are disputing. On May 7, 2002, it was agreed among Zondervan, FindEx, and TLC, another named defendant in the proceeding, that FindEx and TLC would submit to independent audits in an effort to resolve disputed royalty amounts owed. In June 2003, mediation was conducted amongst the parties to review the audit results. A settlement between the parties was not reached. Efforts to reach an agreement continue, and a bench trial is scheduled for October 27, 2003. Although we hope to be able to resolve this pending litigation in a way that will allow us to continue to sell, market and manufacture Zondervan's copyrighted material, and not dramatically impair our cash flow, there can be no assurance as to our ability to achieve either of these results. Depending on the timing of, and the period over which it would be required to be paid by us, any judgment for money damages in excess of $25,000 in this proceeding would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

The provision for sales returns decreased approximately $2,600 from approximately $72,300 for the three months ended June 30, 2002 to approximately $69,700 for the three months ended June 30, 2003 and increased approximately $50,000 from approximately $132,000 for the six months ended June 30, 2002 to approximately $182,000 for the six months ended June 30, 2003. The Company experienced more product returns during the first three months of 2003 than during the same period of 2002, which explains the increase in the six months ended June 30, 2003. This increase in returns is partly attributable to post-Christmas stock balancing by our secular customers and several of our CBA customers.

         Cost of Sales

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package and ship the software products, and the amortized software development costs. The direct costs and manufacturing overhead increased from 12.7% of gross revenues in 2002 to 16.6% of gross revenues in 2003. The increase resulted directly from amortization of software development costs. We only had two new software releases during the middle of the second quarter of 2002 resulting in very little amortization for 2002. The amortization recognized during the first and second quarter of 2003 resulted from several software releases from 2002 and 2003. Royalties to third party providers of intellectual property increased from 2.6% of gross revenues in 2002 to 7.5% of gross revenues in 2003. The increase in royalties reflects the release of QuickVerse PDA in late December 2002, and the shipment of 25,000 units of QuickVerse 7 Essentials into secular retail in the first and second quarter of 2003.

Software development costs, consisting primarily of direct and indirect labor and related overhead charges, capitalized during the three months ended June 30, 2002 and 2003 were $80,928 and $147,028, respectively and during the six months ended June 30, 2002 and 2003 were $80,928 and $213,103, respectively. Accumulated amortization of these development costs included in cost of sales totaled $6,380 and $67,437 for the three months ended June 30, 2002 and 2003, respectively and $6,380 and $107,859 for the six months ended June 30, 2002 and 2003, respectively. The increase in both the capitalization and amortization is a direct result of the increase in the number of development projects.

                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                           2002              2003              2002              2003
                                                   -------------     -------------     -------------     -------------
Beginning balance                                           $---         $306,155              $---          $280,502
Capitalized                                               80,928          147,028            80,928           213,103
Amortized (cost of sales)                                  6,380           67,437             6,380           107,859
                                                   -------------     -------------     -------------     -------------
Ending balance                                           $74,548         $385,745           $74,548          $385,746
                                                        ========         ========          ========          ========
Research and development expense (General and             $2,770          $30,003            $2,770           $97,794
administrative)
                                                        ========         ========          ========          ========

         Sales, General and Administrative

Sales expenses decreased approximately $79,000 from approximately $236,000 for the three months ended June 30, 2002 to approximately $157,000 for the three months ended June 30, 2003 and decreased approximately $97,000 from approximately $419,000 for the six months ended June 30, 2002 to approximately $322,000 for the six months ended June 30, 2003. The decrease is primarily due to a direct reduction in advertising costs and rebate offers to the end user. We anticipate that our advertising costs will increase as our revenue growth provides additional opportunity. Included in the overall decrease is approximately an $8,000 increase in commissions paid to the telemarketing firm we use for our direct sales. We anticipate sales commissions will increase in future quarters as we continue to expand our direct sales efforts. Also, there is an approximate increase of $20,000 in fulfillment expenses due to using a third-party in Omaha, NE to fulfill our boxed retail sales. We anticipate fulfillment costs will increase in future quarters as we continue to expand our retail sales efforts with the introduction of new products.

Personnel costs decreased approximately $141,000 from approximately $384,000 for the three months ended June 30, 2002 to approximately $243,000 for the three months ended June 30, 2003 and decreased approximately $134,000 from approximately $672,000 for the six months ended June 30, 2002 to approximately $538,000 for the six months ended June 30, 2003. This decrease is primarily from the capitalization of direct and indirect labor and related overhead charges as software development costs (see "Cost of Sales" above). Personnel costs were reduced by approximately $107,000 for the three months ended June 30, 2003 and approximately $130,000 for the six months ended June 30, 2003 compared to approximately $51,000 for both the three and six months ended June 30, 2002. Software development costs expensed as research and development (see table above) amounted to approximately $30,000 for the three months ended June 30, 2003 and approximately $98,000 for the six months ended June 30, 2003 compared to approximately $3,000 incurred during both time periods of 2002.

Rent expense decreased approximately $14,000 during the three months ended June 30, 2003 and approximately $29,000 for the six months ended June 30, 2003. This decrease is attributable to the consolidation of our corporate office and our direct fulfillment into a single facility.

         Nonrecurring Items

During the quarter ended March 31, 2003, the Company wrote-off obsolete inventory with a carried cost totaling approximately $32,000. This has been recognized as an operating expense.

During the quarter ended June 30, 2003, the Company recorded an adjustment to the balance of accrued royalties as of December 31, 2002 in the amount of approximately $584,000. This adjustment resulted from an internal audit of the royalty calculations as affected by the June 30, 2001, bad debt provision totaling $2,391,000 related to net balances owed the Company by TLC. The royalty liabilities had been accrued based on FindEx sales to TLC as originally reported. This has been recognized as an expense recovery and included in operating expenses.

         Amortization

Amortization of the software license was approximately the same amount for the three months ended June 30, 2002 and 2003. However, it decreased approximately $112,000 from approximately $140,000 for the six months ended June 30, 2002 to approximately $28,000 for the six months ended June 30, 2003. During the second quarter of 2002, the Company offset the remaining unpaid installment ($1,051,785) against the carrying value of the software license in accordance with the terms of a tentative settlement agreement with The Learning Company. In addition, the agreement called for the extension of the estimated life of the license from 10 years to 50 years.

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

As of June 30, 2003, we had approximately $583,000 in current assets, $4,639,000 in current liabilities and a retained deficit of $9,148,000. These factors continue to create an uncertainty about our ability to continue as a going concern. We had net income of approximately $546,000 for the three months ended June 30, 2003.

Net cash provided by operating activities was approximately $147,000 and approximately $206,000 for the six months ended June 30, 2002 and 2003, respectively. This increase in cash from operating activities results primarily from two items. One, we have received deposits in advance for a future product release of which the revenue has been deferred until the product ships. Two, we have decreased the amount of cash paid on prior debts to our suppliers. Furthermore, the increase results from capitalization of cash paid to suppliers and employees as software development costs. The 2003 interest received and income taxes refunded result from a 1999 refund claim with the State of Nebraska.

Net cash used by investing activities was approximately $123,000 and approximately $174,000 for the six months ended June 30, 2002 and 2003, respectively. The increase in cash used for investing activities results from capitalizing costs associated with software development and upgrading our website to expand our e-commerce capability.

Net cash used by financing activities was approximately $57,000 and approximately $33,000 for the six months ended June 30, 2002 and 2003, respectively. Cash used by financing activities reflects payments made on debt obligations and the 2002 refund of the 2000 investment of Thomas Ardt and Betty Wolfe.

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

On August 2, 2001, and in accordance with our obligation under the Equity Line Agreement, we filed the Equity Line Registration Statement. Because our stock price collapsed shortly thereafter to a point at which any use of the Equity Line became prohibitively expensive in the determination of the FindEx Board (because the price Swartz was to pay was tied to the stock price), after a long period of waiting and hoping for a rebound or other meaningful increase in the trading price of our common stock, on August 26, 2002, the Registration Statement was officially withdrawn. That same day, we provided notice of termination of the Equity Line Agreement to Swartz. Because the SEC never declared the Equity Line Registration Statement effective, the Equity Line never became operative, and no amount was ever drawn by us paid there under.

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



                                     PART II
                                OTHER INFORMATION


Item 2.    Changes In Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

         Zondervan

Historically, we have reproduced and distributed the Zondervan NIV Bible pursuant to a content licensing agreement with The Zondervan Corporation, which provides that we will pay a royalty fee of 10% of net sales on the stand-alone product and $8.00 per unit on total net units of QuickVerse. The products containing the Zondervan NIV Bible, including QuickVerse, accounted for approximately 35% of our revenues in fiscal year 2001 but none of our revenues during the three and six months ended June 30, 2002 and 2003, respectively. Due to our shortage in working capital, we are significantly in arrears on the royalty payments due under such licensing agreement. On April 5, 2001, we received a notice from The Zondervan Corporation informing us that they were terminating our rights to the Zondervan NIV Bible under the licensing agreement. On October 12, 2001, Zondervan was granted a court order in the United States District Court in the Western District of Michigan ordering FindEx to cease selling, marketing and manufacturing any product that incorporates Zondervan's copyrighted material. As of October 26, 2001 we reached a written payment agreement with Zondervan whereby they would not enforce the court order and we would continue to ship products containing Zondervan's NIV Bible. We failed to meet our first payment obligation due to Zondervan on November 12, 2001 in accordance with the payment agreement. On November 14, 2001, Zondervan pursued its enforcement rights under the court order by serving notice that we cease selling, marketing and manufacturing all products containing their copyrighted material. As of the date hereof, we are abiding by the court order. We are also involved in related court-ordered mediation in connection with Zondervan's claim for $1,300,000 in unpaid royalties, which amount we are disputing. On May 7, 2002, it was agreed among Zondervan, FindEx, and TLC, another named defendant in the proceeding, that FindEx and TLC would submit to independent audits in an effort to resolve disputed royalty amounts owed. In June 2003, mediation was conducted amongst the parties to review the audit results. A settlement between the parties was not reached. Efforts to reach an agreement continue, and a bench trial is scheduled for October 27, 2003. Although we hope to be able to resolve this pending litigation in a way that will allow us to continue to sell, market and manufacture Zondervan's copyrighted material, and not dramatically impair our cash flow, there can be no assurance as to our ability to achieve either of these results. Depending on the timing of, and the period over which it would be required to be paid by us, any judgment for money damages in excess of $25,000 in this proceeding would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

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

On August 2, 2001, and in accordance with our obligation under the Equity Line Agreement, we filed the Equity Line Registration Statement. Because our stock price collapsed shortly thereafter to a point at which any use of the Equity Line became prohibitively expensive in the determination of the FindEx Board (because the price Swartz was to pay was tied to the stock price), after a long period of waiting and hoping for a rebound or other meaningful increase in the trading price of our common stock, on August 26, 2002, the Registration Statement was officially withdrawn. That same day, we provided notice of termination of the Equity Line Agreement to Swartz. Because the SEC never declared the Equity Line Registration Statement effective, the Equity Line never became operative, and no amount was ever drawn by us paid there under.

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

(b)      Reports on Form 8-K filed during the three months ended June 30, 2003:

         None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          FINDEX.COM, INC.



 Date:   August 14, 2003                              /s/ Steven Malone
                                                    ----------------------------
                                                          Steven Malone
                                                          President & Chief
                                                          Executive Officer


                Date:   August 14, 2003              /s/ Kirk Rowland
                                                    ----------------------------
                                                         Kirk Rowland, CPA
                                                         Chief Financial Officer

                                FindEx.com, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 June 30, 2003
                                  (UNAUDITED)

                             ASSETS
CURRENT ASSETS
       Cash and cash equivalents
            Unrestricted cash - overdraft                      $        (27,835)
            Restricted cash                                              65,711
                                                                     -----------
                  Total cash and cash equivalents                        37,876
       Accounts receivable, trade                                       158,700
       Inventories (Note 2)                                             320,100
       Other current assets                                              66,804
                                                                    ------------
            TOTAL CURRENT ASSETS                                        583,480
                                                                    ------------
PROPERTY AND EQUIPMENT, net                                              78,163
                                                                    ------------
OTHER ASSETS
       Software license, net                                          2,529,896
       Capitalized software development costs, net                      385,746
       Other assets                                                      49,393
                                                                    ------------
            TOTAL OTHER ASSETS                                        2,965,035
                                                                    ------------
            TOTAL ASSETS                                       $      3,626,678
                                                                         =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Notes payable (Note 3)                                  $        749,999
       Current maturities of long-term note payable (Note 4)             59,302
       Accrued royalties                                              1,595,859
       Accounts payable                                                 983,232
       Rebates payable                                                  373,426
       Payroll taxes payable                                            252,631
       Other current liabilities                                        624,993
                                                                    ------------
            TOTAL CURRENT LIABILITIES                                 4,639,442
                                                                    ------------
LONG-TERM LIABILITIES
       Long-term note payable (Note 4)                                   18,801
       Non-current deferred taxes                                     1,067,494
                                                                    ------------
            TOTAL LONG-TERM LIABILITIES                               1,086,295
                                                                    ------------
STOCKHOLDERS' EQUITY
       Preferred stock, Series A, $.001 par value, 5,000,000
            shares authorized, 11,400 shares issued and outstanding          11
       Preferred stock, Series B, $.001 par value, 5,000,000
            shares authorized, 40,000 shares issued and outstanding          40
       Common stock, $.001 par value, 50,000,000 shares
            authorized, 19,811,438 shares issued and outstanding         19,811
       Paid-in capital                                                7,029,079
       Retained (deficit)                                            (9,148,000)
                                                                    ------------
            TOTAL STOCKHOLDERS' EQUITY                               (2,099,059)
                                                                    ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    3,626,678
                                                                        =======

   The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          JUNE 30,                              JUNE 30,
                                                    2002               2003               2002                2003
                                                 ---------------    ---------------    ---------------     ---------------
REVENUES, net of reserves and allowances      $   1,127,057      $      769,965     $    2,058,761     $    1,832,331

COST OF SALES                                       180,954             238,984            338,841            486,639
                                                 --------------     --------------     --------------      --------------
GROSS PROFIT                                        946,103             530,981          1,719,920          1,345,692
                                                 --------------     --------------     --------------      --------------
OPERATING EXPENSES
      Sales                                         235,857             157,890            419,393            321,887
      General and administrative                    548,531             371,755            946,772            869,049
      Nonrecurring items (Note 5)                       ---           (583,628)                ---          (551,736)
      Amortization expense                           14,056              13,852            139,933             28,214
      Depreciation expense                            8,684              10,923             16,647             21,533
                                                 --------------     --------------     --------------      --------------
         TOTAL OPERATING EXPENSES                   807,128            (29,208)          1,522,745            688,947
                                                 --------------     --------------     --------------      --------------
EARNINGS FROM OPERATIONS                            138,975             560,189            197,175            656,745
                                                 --------------     --------------     --------------      --------------
OTHER INCOME (EXPENSES)
      Interest income                                    18                 ---                 43              9,727
      Other income                                      ---                  50                ---                985
      Interest expense                             (41,346)            (22,607)           (64,146)           (47,081)
                                                 --------------     --------------     --------------      --------------
         NET OTHER INCOME (EXPENSES)               (41,328)            (22,557)           (64,103)           (36,369)
                                                 --------------     --------------     --------------      --------------
NET INCOME BEFORE INCOME TAXES                       97,647             537,632            133,072            620,376

      INCOME TAXES                                 (17,000)               8,700             36,000             17,400
                                                 --------------     --------------     --------------      --------------
NET INCOME                                    $      80,647      $      546,332            169,072            637,776
                                                  =========           =========
RETAINED DEFICIT AT BEGINNING OF YEAR                                                  (10,002,755)        (9,785,776)
                                                                                       --------------      --------------
      RETAINED DEFICIT AT END OF PERIOD                                             $  (9,833,683)      $  (9,148,000)
                                                                                         =========          =========

NET EARNINGS PER SHARE
      Basic                                   $        0.00      $         0.03     $         0.01      $        0.03
                                                  =========           =========          =========          =========
      Diluted                                 $        0.00      $         0.02     $         0.01      $        0.03
                                                  =========           =========          =========          =========

WEIGHTED NUMBER OF SHARES OUTSTANDING
      Basic                                      19,288,359          19,811,438         15,622,479         19,811,438
                                                  =========           =========          =========          =========
      Diluted                                    21,422,359          21,945,438         17,756,479         21,945,438
                                                  =========           =========          =========          =========


   The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                            2002                 2003
                                                                        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Cash received from customers                                    $    1,945,138    $       2,045,624
       Cash paid to suppliers and employees                               (1,773,000)          (1,861,189)
       Interest paid                                                         (25,118)             (18,249)
       Interest received                                                           43                9,727
       Income taxes refunded                                                      ---               30,133
                                                                         ------------         ------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                          147,063              206,046
                                                                         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITES
       Acquisition of property and equipment                                 (35,256)              (6,643)
       Deposits paid                                                          (4,408)                (500)
       Software development costs                                            (80,928)            (145,666)
       Website development costs                                              (2,452)             (21,055)
                                                                         ------------         ------------
           NET CASH USED BY INVESTING ACTIVITIES                            (123,044)            (173,864)
                                                                         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Payments to line of credit, net                                       (10,072)              (5,016)
       Refund on stock subscription                                          (25,000)                  ---
       Payments made on long-term note payable                               (21,599)             (27,941)
                                                                         ------------         ------------
           NET CASH USED BY FINANCING ACTIVITES                              (56,671)             (32,957)
                                                                         ------------         ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                        (32,652)                (775)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  7,140               38,651
                                                                         ------------         ------------
           CASH (OVERDRAFT) AND CASH EQUIVALENTS, END OF PERIOD        $     (25,512)    $          37,876
                                                                              =======              =======
RECONCILIATION OF NET INCOME TO CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                      $      169,072    $         637,776
       Adjustments to reconcile net income to net cash
           provided by operating activities:
                Depreciation & amortization                                   156,580               49,747
                Software development costs amortized                            6,380               40,422
                Stock issued for services                                     147,294                  ---
                Changes in assets and liabilities:
                    Decrease in accounts receivable                            12,378               69,541
                    Decrease in refundable income taxes                           ---               29,148
                    Decrease in inventories                                   211,078               96,600
                    (Increase) in prepaid expenses                           (11,989)              (9,254)
                    (Decrease) in accounts payable                          (331,949)            (187,278)
                    (Decrease) in deferred taxes                             (36,000)             (17,400)
                    Increase (decrease) in accrued royalties                   21,848            (534,754)
                    Increase (decrease) in other liabilities                (197,629)               31,498
                                                                         ------------         ------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                  $       147,063    $         206,046
                                                                              =======              =======

   The accompanying notes are an integral part of these financial statements.

                                FindEx.com, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

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

Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized on a product-by-product basis using the greater of the straight-line method over the estimated product life or on the ratio of current revenues to total projected product revenues. The Company generally considers technological feasibility is established with the release of a beta version for testing. Total capitalized software development costs at June 30, 2003 were $570,642, less accumulated amortization of $184,896. Research and development costs incurred and charged to expense were $97,794 and $2770 for the three and six months ended June 30, 2003 and 2002, respectively.

NOTE 2 - INVENTORIES

At June 30, 2003, inventories consisted of the following:

     Raw materials                   $103,000
     Finished goods                   217,100
                                  -----------
                                     $320,100
                                      =======

NOTE 3 - NOTES PAYABLE

At June 30, 2003, notes payable consisted of the following:

Unsecured demand note payable to a corporation, with interest at 9%.                                     $650,000

Note payable to a corporation, due on demand, with interest compounded monthly at 1.5%.  Unsecured.
Convertible at the option of the holder into 660,000 restricted common shares.                             33,333

Note payable to a corporation, due on demand, with interest compounded monthly at 1.5%.  Unsecured.
Convertible at the option of the holder into 660,000 restricted common shares.                             33,333

Note payable to a corporation, due on demand, with interest compounded monthly at 1.5%.  Unsecured.
Convertible at the option of the holder into 660,000 restricted common shares.                             33,333
                                                                                                      -----------
                                                                                                         $749,999
                                                                                                          =======

NOTE 4 - LONG-TERM NOTE PAYABLE

On January 31, 2002, the Company refinanced $154,468 of trade accounts payable by issuing a long-term note payable to a corporation. The term note is unsecured and due October 2004 in monthly installments of $5,285, including interest at 8%.

Principal maturities at June 30, 2003 are as follows:

     June 30
       2004             $59,302
       2005              18,801
                    -----------
                        $78,103
                        =======

NOTE 5 - NONRECURRING ITEMS

APB Opinion No. 30 requires material events or transactions that are either unusual or infrequent, but not both, to be presented in the income statement as separate elements of income from continuing operations.

During the quarter ended March 31, 2003, the Company wrote-off obsolete inventory with a carried cost totaling $31,892. This has been recognized as an expense.

During the quarter ended June 30, 2003, the Company recorded an adjustment to the balance of accrued royalties as of December 31, 2002 in the amount of $583,628. This adjustment resulted from an internal audit of the royalty calculations as affected by the product sales provided by TLC during the second quarter of 2001. These reduced sales numbers also resulted in the June 30, 2001 bad debt provision totaling $2,391,000 from net balances owed the Company by TLC. The royalty liabilities had been accrued based on FindEx sales to TLC as originally reported. This has been recognized as an expense recovery and included in operating expenses.

NOTE 6 - INCOME TAXES

The benefit for taxes on income for the three and six months ended June 30 consisted of the following:

                               Three Months Ended June 30,           Six Months Ended June 30,
                            -----------------------------------   --------------------------------
                                   2002               2003              2002              2003
                              -------------       -------------     -------------     -------------
  Current:
       Federal                     $ ---               $ ---             $ ---             $ ---
       State                         ---                ---               ---               ---
                               -----------         -----------      -----------       -----------
                                     ---                ---               ---               ---
                               -----------         -----------      -----------       -----------
  Deferred:
       Federal                    (14,000)               7,500           28,900            15,000
       State                       (3,000)               1,200            7,100             2,400
                               -----------         -----------      -----------       -----------
                                  (17,000)               8,700           36,000            17,400
                               -----------         -----------      -----------       -----------
  Total tax benefit              $(17,000)              $8,700          $36,000           $17,400
                                   =======             =======          =======           =======


The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

     Expense at Federal statutory rate - 34%             $105,464
     State tax effects                                    (2,400)
     Nondeductible expenses                                   455
     Taxable temporary differences                        (1,020)
     Deductible temporary differences                    (38,600)
     Deferred tax asset valuation allowance              (81,299)
                                                      -----------
     Income tax benefit                                 ($17,400)
                                                          =======

NOTE 7 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options, assuming that the Company reinvested the proceeds to purchase additional shares at market value. A total of 4,483,200 potentially dilutive securities for the three and six months ended June 30, 2003 and 2002, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

The following table shows the amounts used in computing earnings per share and the effect on income (loss) and the average number of shares of dilutive potential common stock:

Three months ended June 30                           2002             2003
                                                ------------     ------------
Net Income                                           $80,647         $546,332
Preferred stock dividends                                ---              ---
                                                ------------     ------------
Net income available to common shareholders          $80,647         $546,332
                                                    ========         ========
Basic weighted average shares outstanding         19,288,359       19,811,438
Dilutive effect of:
       Stock options                                     ---              ---
       Convertible notes payable                   1,980,000        1,980,000
       Convertible preferred series A                114,000          114,000
       Convertible preferred series B                 40,000           40,000
       Warrants                                          ---              ---
                                                ------------     ------------
Diluted weighted average shares outstanding       21,422,359       21,945,438
                                                    ========         ========
Earnings per share:
       Basic                                           $0.00            $0.03
                                                    ========         ========
       Diluted                                         $0.00            $0.02
                                                    ========         ========

Six months ended June 30                          2002             2003
                                                ------------     ------------
Net Income                                          $169,072         $637,776
Preferred stock dividends                                ---              ---
                                                ------------     ------------
Net income available to common shareholders         $169,072         $637,776
                                                    ========         ========
Basic weighted average shares outstanding         15,622,479       19,811,438
Dilutive effect of:
       Stock options                                     ---              ---
       Convertible notes payable                   1,980,000        1,980,000
       Convertible preferred series A                114,000          114,000
       Convertible preferred series B                 40,000           40,000
       Warrants                                          ---              ---
                                                ------------     ------------
Diluted weighted average shares outstanding       17,756,479       21,945,438
                                                    ========         ========
Earnings per share:
       Basic                                           $0.01            $0.03
                                                    ========         ========
       Diluted                                         $0.01            $0.03
                                                    ========         ========

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

NOTE 11 - SUBSEQUENT EVENTS

On July 25, 2003, the Company committed to issue 250,000 common shares to an employee as settlement of a 2002 signing bonus.

On July 25, 2003, the Company committed to issue a total of 600,000 common shares to the external Board of Directors as their annual compensation.

On July 25, 2003, the Company committed to issue a total of 150,000 common shares to three independent contractors as a bonus for their performance on our software development projects.

 On July 25, 2003, the Company committed to issue a total of 200,000 common shares to an independent contractor for past and future performance on preparing written corporate materials.

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

Date:   August 14, 2003
                               By /s/ Steven Malone
                                 -------------------
                                      Steven Malone
                                      President & Chief Executive Officer

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

Date:   August 14, 2003         By /s/ Kirk Rowland
                                  ------------------
                                       Kirk Rowland
                                       Chief Financial Officer

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


  Date:    August 14, 2003           By /s/ Steven Malone
                                        -----------------
                                            Steven Malone
                                            President & Chief Executive Officer

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


         Date:    August 14, 2003           By:  /s/  Kirk Rowland
                                                ------------------
                                                      Kirk Rowland
                                                      Chief Financial Officer