Form 10QSB
period 2003-09-30
FINDEX COM INC
filed 2003-11-14
CIK 1089061

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[XX]     Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the quarterly period ended:  September 30, 2003

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

Yes ___   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,011,438 shares as of November 14, 2003.

         Transitional Small Business Disclosure Format: (check one):

Yes ___   No _XX__

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

Registrant's financial statements are filed herewith following the signature page.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We identify forward-looking statements in this report by using words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project," and "will be" and similar words or phrases, or the negative thereof. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) As of September 30, 2003, our current liabilities exceeded our current assets by $4,157,967 and our auditors included a "going concern" footnote in our audited financial statements for our last fiscal year ended December 31, 2002, (ii) we are currently in arrears in the payment of approximately $211,000 of payroll taxes, (iii) our ability to meet our obligations under a tentative settlement agreement with The Zondervan Corporation, (iv) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (v) our ability to meet ongoing royalty payments owed, (vi) our ability to sustain sales of major product lines, (vii) our dependence on third parties to fulfill a significant portion of our orders, (viii) uncertainties involved in our ability to introduce new products, (ix) our ability to retain key executives and other personnel, (x) product returns exceed reserves, (xi) potential infringement of the intellectual property rights of others, and (xii) general economic conditions as well as the other risks identified under the Section entitled "CAUTIONARY STATEMENTS AND RISK FACTORS" in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. Readers are encouraged to carefully review the risk factors contained therein.

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

At the retail level, we sell our software products to thousands of retail stores across the United States, many of which are members of the Christian Bookseller's Association ("CBA"). These stores vary from small, family-owned Christian bookstores to large chain bookstores such as LifeWay Christian Stores, Family Christian Stores and Berean Christian Stores. We face the continuing challenge of reaching these stores on a consistent basis to keep them informed of new releases, promotional offers, etc. In addition to advertising in trade publications and maintaining visibility at CBA trade shows and events, we believe that it is critical to be in direct personal contact with each customer routinely in order to maintain and increase our market position. Towards that end, our sales representatives are expected to contact each of our customers as well as each of the 3,500 independent stores that are not yet our customers regularly and present them with the latest in our products and promotions. We believe our personalized approach to marketing provides us with an edge over our competition, which we believe rely predominantly on advertising to maintain and develop their relations with CBA customers.

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

On the Internet level, we are currently marketing our products through our www.quickverse.com, www.parsonschurch.com, and www.memplushome.com websites. These sites provide customers across the United States and around the world the ability to purchase our software. We anticipate Internet orders will continue to increase as we expand our software product base and enhance our global marketing efforts.

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

In December 2002, we released QuickVerse PDA, for Palm operating system personal digital assistants, a software program that contains Bible translations, Bible reference tools and scripture reading plans for users in an active, fast-paced, mobile lifestyle. In February 2003, we released an enhanced version of Ministry Notebook, a software program that contains essential organizational tools for ministries such as expense tracking, contact management, scheduling, sermon and lesson tracking, library inventory and prayer requests. We also added a distributorship for the Veggie Tales line of software programs. Veggie Tales are children's software programs of interactive adventures with Biblical themes. In March 2003, we entered into a new licensing agreement, which allows us to publish the full version of The Message. The Message, with the Old and New Testament, is now available as an add-on product to our existing QuickVerse users as well as to our new end user customers. In June 2003, we released an enhanced version of the QuickVerse PDA, making it compatible on both Pocket PC and Palm OS operating systems. In addition, we released a new title of the QuickVerse PDA, which includes the Life Application Study Bible. In August 2003, we released a secular version of our QuickVerse PDA title. We are currently researching new opportunities in technology for our existing software titles and expanding our financial product line.

         Results Of Operations

Our software products have a significant seasonality to their revenues. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally expected to be the weakest, historically generating only about 33% of our annual sales.

During the second quarter of 2003, the Company had a one-time, non-recurring write down to accrued royalties of approximately $584,000. We also had a write down of obsolete inventory approximating $32,000 during the first quarter and approximating $29,000 during the third quarter of 2003. These non-recurring items had no effect on the cash flow statement. Net of the non-recurring items, our net income decreased approximately $71,000 from a net loss of approximately $46,000 for the three months ended September 30, 2002 to a net loss of approximately $117,000 for the three months ended September 30, 2003 and decreased approximately $155,000 from a net income of approximately $124,000 for the nine months ended September 30, 2002 to a net loss of approximately $31,000 for the nine months ended September 30, 2003. By excluding our interest, taxes, depreciation, and amortization from net income, our EBITDA decreased approximately $97,000 from a negative EBITDA of approximately ($11,000) for the three months ended September 30, 2002 to negative EBITDA of approximately ($108,000) for the three months ended September 30, 2003 and increased approximately $267,000 from a positive EBITDA of approximately $343,000 for the nine months ended September 30, 2002 to a positive EBITDA of approximately $610,000 for the nine months ended September 30, 2003. These differences include the non-recurring items noted above. We recognized approximately $19,000 in costs and expenses related to software development, which reduced our EBITDA, during the three months ended September 30, 2003 and approximately $116,000 during the nine months ended September 30, 2003 compared with approximately $16,000 during the three and nine months ended September 30, 2002. For the first two quarters of 2003, our reserve balance reflected returns resulting from year-end stock balancing by our secular customers and several of our CBA customers and our actual returns. During the third quarter of 2003, we increased our reserve for sales returns to approximately 13% of gross sales to reflect price protections issued on the QuickVerse 7.0 titles and higher actual returns resulting from the anticipated delivery of QuickVerse 8.0.

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

During the second quarter of 2003, the Company initiated a marketing plan that advertised the upcoming enhanced version of our flagship product, QuickVerse. Customers were allowed to pre-order their QuickVerse 8.0 by placing a deposit with the Company. During the nine months ended September 30, 2003, we had received approximately $448,000 in deposits. This revenue has been deferred until QuickVerse 8.0 ships.

Product return reserves are based upon a percentage of total retail and direct sales for the period and may increase or decrease as actual returns are processed. Product returns or price protection concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results. Product returns from distributors and Christian bookstores are allowed primarily in exchange for new products or for credit towards purchases as part of a stock-balancing program. These returns are subject to certain limitations that may exist in the contract that we have with them. Under certain circumstances, such as termination or when a product is defective, distributors and bookstores could receive a cash refund if returns exceed amounts owed. Returns from sales made directly to the consumer are accepted within 45 days of purchase and are issued a cash refund.

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

Gross revenues decreased approximately $144,000 from approximately $1,000,000 for the three months ended September 30, 2002 to approximately $856,000 for the three months ended September 30, 2003, and decreased approximately $345,000 from approximately $3,217,000 for the nine months ended September 30, 2002 to approximately $2,872,000 for the nine months ended September 30, 2003. Such decrease is due to the Company's introduction of our top financial and data management product, Membership Plus, during the second quarter of 2002. The Membership Plus title is packaged into two different versions that retail for $99.95 and $299.95. Although there were new product releases during the first three quarters of 2003, the retail value of the products were significantly lower than the Membership Plus title and ranged from $19.95 to $39.95.

Historically, we have reproduced and distributed the Zondervan NIV Bible pursuant to a content licensing agreement with The Zondervan Corporation, which provides that we will pay a royalty fee of 10% of net sales on the stand-alone product and $8.00 per unit on total net units of QuickVerse. The products containing the Zondervan NIV Bible, including QuickVerse, accounted for approximately 35% of our revenues in fiscal year 2001 but none of our revenues during the three and nine months ended September 30, 2002 and 2003, respectively. Due to our shortage in working capital, we are significantly in arrears on the royalty payments due under such licensing agreement. On April 5, 2001, we received a notice from The Zondervan Corporation informing us that they were terminating our rights to the Zondervan NIV Bible under the licensing agreement. On October 12, 2001, Zondervan was granted a court order in the United States District Court in the Western District of Michigan ordering FindEx to cease selling, marketing and manufacturing any product that incorporates Zondervan's copyrighted material. As of October 26, 2001 we reached a written payment agreement with Zondervan whereby they would not enforce the court order and we would continue to ship products containing Zondervan's NIV Bible. We failed to meet our first payment obligation due to Zondervan on November 12, 2001 in accordance with the payment agreement. On November 14, 2001, Zondervan pursued its enforcement rights under the court order by serving notice that we cease selling, marketing and manufacturing all products containing their copyrighted material. We are also involved in related court-ordered mediation in connection with a claim by Zondervan for unpaid royalties, which claim we have disputed, and which, as of November 14, 2003, had been the subject of a tentative settlement among Zondervan, FindEx, and TLC. Although not final, the settlement will allow us pay off an agreed-upon amount over time based on a schedule, which we believe that we can meet. Even if a final settlement is reached, however, there can be no assurance that we will be able to meet our obligations thereunder and any failure on our part to meet such obligations would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

The provision for sales returns decreased approximately $30,000 from approximately $125,000 for the three months ended September 30, 2002 to approximately $95,000 for the three months ended September 30, 2003 and increased approximately $20,000 from approximately $257,000 for the nine months ended September 30, 2002 to approximately $277,000 for the nine months ended September 30, 2003. The decrease in the provision reflects a decrease in the accounts receivable from the three months ended September 30, 2002 to the three months ended September 30, 2003. The Company experienced a greater amount of product returns during the first three months of 2003, which is partly attributable to post-Christmas stock balancing by our secular customers and several of our CBA customers. This explains the increase in the nine months ended September 30, 2003.

         Cost of Sales

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package and ship the software products, and the amortized software development costs. The direct costs and manufacturing overhead increased from 15.1% of gross revenues in 2002 to 19.7% of gross revenues in 2003. The increase resulted directly from amortization of software development costs. We only had two new software releases during the nine months ended September 30, 2002 resulting in very little amortization for 2002. The amortization recognized during the nine months ended September 30, 2003 resulted from several software releases from late 2002 and 2003. Royalties to third party providers of intellectual property increased from 2.7% of gross revenues in 2002 to 6.9% of gross revenues in 2003. The increase in royalties reflects the release of QuickVerse PDA in late December 2002, and the shipment of 25,000 units of QuickVerse 7 Essentials into secular retail in the first and second quarter of 2003.

Software development costs, consisting primarily of direct and indirect labor and related overhead charges, capitalized during the three months ended September 30, 2002 and 2003 were $105,035 and $152,998, respectively and during the nine months ended September 30, 2002 and 2003 were $185,963 and $366,101, respectively. Accumulated amortization of these development costs included in cost of sales totaled $13,526 and $64,358 for the three months ended September 30, 2002 and 2003, respectively and $19,906 and $172,218 for the nine months ended September 30, 2002 and 2003, respectively. The increase in both the capitalization and amortization is a direct result of the increase in the number of development projects.

                                                 Three Months Ended                  Nine Months Ended
                                                   September 30,                       September 30,
                                                 2002              2003              2002              2003
                                              ----------     -------------     -------------     -------------
Beginning balance                                $74,548         $385,745              $---          $280,502
Capitalized                                      105,035          152,998           185,963           366,101
Amortized (cost of sales)                         13,526           64,358            19,906           172,218
                                              ----------     -------------     -------------     -------------
Ending balance                                  $166,057         $474,385          $166,057          $474,385
                                                ========         ========          ========          ========
Research and development expense (General and    $15,583          $18,500           $15,583          $116,294
administrative)                                 ========         ========          ========          ========


         Sales, General and Administrative

Sales expenses decreased approximately $25,000 from approximately $215,000 for the three months ended September 30, 2002 to approximately $190,000 for the three months ended September 30, 2003 and decreased approximately $122,000 from approximately $634,000 for the nine months ended September 30, 2002 to approximately $512,000 for the nine months ended September 30, 2003. The decrease is primarily due to a direct reduction in advertising costs and rebate offers to the end user. We anticipate that our advertising costs will increase as our revenue growth provides additional opportunity. Included in the three month decrease is approximately an $8,000 decrease in commissions paid to the telemarketing firm we use for our direct sales. The decrease results from a late second quarter of 2002 product release with a high retail value. In comparison, the Company had one new product released during the third quarter of 2003 with a low retail value. However, commissions paid for the nine months ended September 30, 2002 and 2003 are approximately the same. We anticipate sales commissions will increase in future quarters as we continue to expand our direct sales efforts and as the Christmas season approaches. Included in the overall decrease is an approximate increase of $17,000 in fulfillment expenses due to using a third-party in Omaha, NE to fulfill our boxed retail sales. We anticipate fulfillment costs will increase in future quarters as we continue to expand our retail sales efforts with the introduction of new products.

Personnel costs decreased approximately $37,000 from approximately $267,000 for the three months ended September 30, 2002 to approximately $230,000 for the three months ended September 30, 2003 and decreased approximately $171,000 from approximately $939,000 for the nine months ended September 30, 2002 to approximately $768,000 for the nine months ended September 30, 2003. This decrease is primarily from the capitalization of direct and indirect labor and related overhead charges as software development costs (see "Cost of Sales" above). Personnel costs were reduced by approximately $20,000 for the three months ended September 30, 2003 and approximately $150,000 for the nine months ended September 30, 2003 compared to approximately $50,000 for the three months ended September 30, 2002 and approximately $101,000 for the nine months ended September 30, 2002. Software development costs expensed as research and development (see table above) amounted to approximately $19,000 for the three months ended September 30, 2003 and approximately $116,000 for the nine months ended September 30, 2003 compared to approximately $16,000 incurred during both time periods of 2002.

Rent expense decreased approximately $17,000 during the three months ended September 30, 2003 and approximately $46,000 for the nine months ended September 30, 2003. This decrease is attributable to the consolidation of our corporate office and our direct fulfillment into a single facility.


         Nonrecurring Items

The Company wrote-off obsolete inventory with a carried cost totaling approximately $32,000 during the quarter ended March 31, 2003 and approximately $29,000 during the quarter ended September 30, 2003. These have been recognized as an operating expense.

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

         Amortization

Amortization of the software license was approximately the same amount for the three months ended September 30, 2002 and 2003. However, it decreased approximately $112,000 from approximately $154,000 for the nine months ended September 30, 2002 to approximately $42,000 for the nine months ended September 30, 2003. During the second quarter of 2002, the Company offset the remaining unpaid installment ($1,051,785) against the carrying value of the software license in accordance with the terms of a tentative settlement agreement with The Learning Company. In addition, the agreement called for the extension of the estimated life of the license from 10 years to 50 years.

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

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. Because of this uncertainty, we have recorded a valuation allowance to offset the net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the software license agreement. We currently have net operating loss carryforwards, for income tax purposes, of approximately $10,026,000. The carryforwards are the result of income tax losses generated in 1996 ($50,000 expiring in 2011), 1997 ($77,000 expiring in 2012),
1998 ($54,000 expiring in 2018), 2000 ($4,418,000 expiring in 2020), 2001
($5,191,000 expiring in 2021) and 2002 ($236,000 expiring in 2022). We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $510,000 to fully utilize the current loss carryforwards. We believe this is achievable through continued careful expense management and introduction of new products and enhanced Versions of our existing products.

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

As of September 30, 2003, we had approximately $525,000 in current assets, $4,683,000 in current liabilities and a retained deficit of $9,293,000. These factors continue to create an uncertainty about our ability to continue as a going concern. We had net loss of approximately $145,000 for the three months ended September 30, 2003.

Net cash provided by operating activities was approximately $316,000 and approximately $467,000 for the nine months ended September 30, 2002 and 2003, respectively. This increase in cash from operating activities results primarily from two items. One, we have received deposits in advance for a future product release of which the revenue has been deferred until the product ships. Two, we have decreased the amount of cash paid on prior debts to our suppliers because we have refocused our cash payments towards development (see investing activities below). The 2003 interest received and income taxes refunded result from a 1999 refund claim with the State of Nebraska.

Net cash used by investing activities was approximately $234,000 and approximately $405,000 for the nine months ended September 30, 2002 and 2003, respectively. The increase in cash used for investing activities results from capitalizing costs associated with software development and upgrading our website to expand our e-commerce capability.

Net cash used by financing activities was approximately $65,000 and approximately $13,000 for the nine months ended September 30, 2002 and 2003, respectively. Cash used by financing activities reflects proceeds from our accounts receivable line of credit, payments made on debt obligations, and the 2002 refund of the 2000 investment of Thomas Ardt and Betty Wolfe.

         Zondervan Claim

As discussed above, we are currently involved in court-ordered mediation in connection with Zondervan's claim for unpaid royalties, which amount we have disputed and in connection with which a tentative settlement has been reached among Zondervan, FindEx, and TLC. Although not final, the settlement will allow us to pay off an agreed-upon amount over time based on a schedule, which we believe that we can meet. Even if a final settlement is reached, however, there can be no assurance that we will be able to meet our obligations thereunder and any failure on our part to meet such obligations would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

A tentative settlement has been reached among the parties in connection with our ongoing court-ordered mediation with Zondervan relating to their claim for unpaid royalties. Although not final, the settlement will allow us to pay off an agreed-upon amount over time based on a schedule, which we believe that we can meet. Even if a final settlement is reached, however, there can be no assurance that we will be able to meet our obligations thereunder and any failure on our part to meet such obligations would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

Item 2.    Changes In Securities and Use of Proceeds.

On July 25, 2003, the Company issued 250,000 common shares to an employee as settlement of a 2002 signing bonus. These shares were valued at $.04 per share, the value on the date the settlement was accepted by the employee.

On July 25, 2003, the Company issued a total of 600,000 common shares to the external Board of Directors as their annual compensation. These shares were valued at $.045 per share.

On July 25, 2003, the Company issued a total of 150,000 common shares to three independent contractors as a bonus for their performance on our software development projects. These shares were valued at $.045 per share.

 On July 25, 2003, the Company issued a total of 200,000 common shares to an independent contractor for past and future performance on preparing written corporate materials. These shares were valued at $.045 per share.

Item 3.    Defaults Upon Senior Securities.

         Zondervan

As discussed above, we are currently involved in court-ordered mediation in connection with Zondervan's claim for unpaid royalties, which amount we have disputed and in connection with which a tentative settlement has been reached among Zondervan, FindEx, and TLC. Although not final, the settlement will allow us to pay off an agreed-upon settlement amount over time based on a schedule, which we believe that we can meet. Even if a final settlement is reached, however, there can be no assurance that we will be able to meet our obligations thereunder and any failure on our part to meet such obligations would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

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

(b)  Reports on Form 8-K filed during the three months ended September 30, 2003:

         None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FINDEX.COM, INC.



  Date:   November 14, 2003                /s/ Steven Malone
                                           -----------------
                                               Steven Malone
                                               President & Chief
                                               Executive Officer


  Date:   November 14, 2003                /s/ Kirk Rowland
                                           ------------------
                                               Kirk Rowland, CPA
                                               Chief Financial Officer

                                FindEx.com, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
       Cash and cash equivalents
            Unrestricted cash                                       $     19,046
            Restricted cash                                               69,219
                                                                     -----------
                  Total cash and cash equivalents                         88,265
       Accounts receivable, trade                                        141,173
       Inventories (Note 2)                                              252,700
       Other current assets                                               42,464
                                                                     -----------
            TOTAL CURRENT ASSETS                                         524,602
                                                                     -----------
PROPERTY AND EQUIPMENT, net                                               68,507
                                                                     -----------
OTHER ASSETS
       Software license, net                                           2,516,147
       Capitalized software development costs, net                       474,385
       Other assets                                                       58,610
                                                                     -----------
            TOTAL OTHER ASSETS                                         3,049,142
                                                                     -----------
            TOTAL ASSETS                                            $  3,642,251
                                                                         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Notes payable (Note 3)                                       $    749,999
       Current maturities of long-term note payable (Note 4)             140,008
       Accrued royalties                                               1,616,556
       Accounts payable                                                  681,594
       Rebates payable                                                   365,056
       Payroll taxes payable                                             210,393
       Other current liabilities                                         918,963
                                                                     -----------
            TOTAL CURRENT LIABILITIES                                  4,682,569
                                                                     -----------
LONG-TERM LIABILITIES
       Long-term note payable (Note 4)                                    92,537
       Non-current deferred taxes                                      1,058,794
                                                                     -----------
            TOTAL LONG-TERM LIABILITIES                                1,151,331
                                                                     -----------
STOCKHOLDERS' EQUITY (Note 5)
       Preferred stock, Series A, $.001 par value, 5,000,000
            shares authorized, 11,400 shares issued and outstanding           11
       Preferred stock, Series B, $.001 par value, 5,000,000
            shares authorized, 40,000 shares issued and outstanding           40
       Common stock, $.001 par value, 50,000,000 shares
            authorized, 21,011,438 shares issued and outstanding          21,011
       Paid-in capital                                                 7,080,629
       Retained (deficit)                                            (9,293,340)
                                                                     -----------
            TOTAL STOCKHOLDERS' EQUITY                               (2,191,649)
                                                                     -----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  3,642,251
                                                                      ==========


              The accompanying notes are an integral part of these
                             financial statements.

                                FindEx.com, Inc.
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                                  2002               2003               2002                2003
                                                -------------    ---------------    ---------------     ---------------
REVENUES, net of reserves and allowances      $  873,705      $      756,489     $    2,932,466     $    2,588,820

COST OF SALES                                    233,360             223,133            572,201            709,772
                                                ------------     --------------     --------------      --------------
GROSS PROFIT                                     640,345             533,356          2,360,265          1,879,048
                                                ------------     --------------     --------------      --------------
OPERATING EXPENSES
      Sales                                      214,571             189,839            633,964            511,726
      General and administrative                 436,868             420,188          1,383,640          1,289,237
      Nonrecurring items (Note 6)                    ---              28,900                ---          (522,836)
      Bad debt expense                               ---               4,893                ---              4,893
      Amortization expense                        14,362              13,852            154,295             42,066
      Depreciation expense                        13,156              11,060             29,803             32,593
                                                ------------     --------------     --------------      --------------
         TOTAL OPERATING EXPENSES                678,957             668,732          2,201,702          1,357,679
                                                ------------     --------------     --------------      --------------
EARNINGS (LOSS) FROM OPERATIONS                 (38,612)           (135,376)            158,563            521,369
                                                ------------     --------------     --------------      --------------
OTHER INCOME (EXPENSES)
      Interest income                                 11                 ---                 54              9,727
      Other income                                   ---               2,852                ---              3,837
      Gain on sale of assets                         137                 ---                137                ---
      Interest expense                          (25,233)            (21,516)           (89,379)           (68,597)
                                                ------------     --------------     --------------      --------------
         NET OTHER INCOME (EXPENSES)            (25,085)            (18,664)           (89,188)           (55,033)
                                                ------------     --------------     --------------      --------------
NET INCOME (LOSS) BEFORE INCOME TAXES           (63,697)           (154,040)             69,375            466,336

      INCOME TAXES (NOTE 7)                       18,000               8,700             54,000             26,100
                                                ------------     --------------     --------------      --------------
NET INCOME (LOSS)                             $ (45,697)      $    (145,340)            123,375            492,436
                                                ========           =========
RETAINED DEFICIT AT BEGINNING OF YEAR                                               (10,002,755)        (9,785,776)
                                                                                    --------------      --------------
      RETAINED DEFICIT AT END OF PERIOD                                          $  (9,879,380)      $  (9,293,340)
                                                                                      =========          =========

NET EARNINGS (LOSS) PER SHARE (Note 8)
      Basic                                   $   (0.00)      $       (0.01)     $         0.01      $        0.02
                                                ========           =========          =========          =========
      Diluted                                 $   (0.00)      $       (0.01)     $         0.01      $        0.02
                                                ========           =========          =========          =========

WEIGHTED NUMBER OF SHARES OUTSTANDING
      Basic                                   19,430,789          21,011,438         16,891,916         20,211,438
                                               =========           =========          =========          =========
      Diluted                                 21,564,789          23,145,438         19,025,916         22,345,438
                                               =========           =========          =========          =========


              The accompanying notes are an integral part of these
                             financial statements.

                                FindEx.com, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           2002                 2003
                                                                       ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Cash received from customers                                       2,928,098    $       3,092,147
       Cash paid to suppliers and employees                             (2,569,476)          (2,661,410)
       Other operating receipts                                                 ---                3,837
       Interest paid                                                       (42,660)             (25,035)
       Interest received                                                         54                9,727
       Income taxes paid                                                        ---               47,950
                                                                       ------------         ------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                        316,016              467,216
                                                                       ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITES
       Acquisition of property and equipment                               (43,581)              (8,047)
       Proceeds from sale of property and equipment                           4,000                  ---
       Deposits paid                                                        (6,208)                (500)
       Software development costs                                         (185,963)            (366,101)
       Website development costs                                            (2,452)             (30,373)
                                                                       ------------         ------------
           NET CASH USED BY INVESTING ACTIVITIES                          (234,204)            (405,021)
                                                                       ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds (payments) from (on) to line of credit, net                 (4,682)               24,918
       Refund on stock subscription                                        (25,000)                  ---
       Payments made on long-term note payable                             (34,865)             (37,499)
                                                                       ------------         ------------
           NET CASH USED BY FINANCING ACTIVITES                            (64,547)             (12,581)
                                                                       ------------         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    17,265               49,614

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                7,140               38,651
                                                                       ------------         ------------
           CASH AND CASH EQUIVALENTS, END OF PERIOD                          24,405    $          88,265
                                                                            =======              =======
RECONCILIATION OF NET INCOME TO CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                           123,375    $         492,436
       Adjustments to reconcile net income to net cash
           provided by operating activities:
                Depreciation & amortization                                 184,098               74,659
                Provision for bad debts                                         ---                4,893
                Software development costs amortized                         19,906              172,217
                Stock issued for services                                   155,932               52,750
                Gain on sale of property and equipment                        (137)                  ---
                Changes in assets and liabilities:
                    Decrease in accounts receivable                         153,480               82,175
                    Decrease in refundable income taxes                         ---               47,950
                    Decrease in inventories                                 278,946              164,000
                    (Increase) in prepaid expenses                         (16,461)              (3,716)
                    (Decrease) in accounts payable                        (304,885)            (324,916)
                    (Decrease) in deferred taxes                           (54,000)             (26,100)
                    Increase (decrease) in accrued royalties                  8,728            (514,057)
                    Increase (decrease) in other liabilities              (232,966)              244,925
                                                                       ------------         ------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                  $     316,016    $         467,216
                                                                            =======              =======

              The accompanying notes are an integral part of these
                             financial statements.

                                FindEx.com, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

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

Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized on a product-by-product basis using the greater of the straight-line method over the estimated product life or on the ratio of current revenues to total projected product revenues. The Company generally considers technological feasibility is established with the release of a beta version for testing. Total capitalized software development costs at September 30, 2003 were $723,639, less accumulated amortization of $249,254. Research and development costs incurred and charged to expense were $18,500 and $15,583 for the three months ended September 30, 2003 and 2002, respectively and $116,294 and $15,583 for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 2 - INVENTORIES

At September 30, 2003, inventories consisted of the following:

     Raw materials         $53,000
     Finished goods        199,700
                          --------
                          $252,700
                           =======

NOTE 3 - NOTES PAYABLE

At September 30, 2003, notes payable consisted of the following:

Unsecured demand note payable to a corporation, with interest at 9%.                   $650,000

Note payable to a corporation,  due on demand,  with interest compounded monthly at 1.5%.  Unsecured.  Convertible  at the  option  of the  holder  into  660,000
restricted common shares.                                                                33,333

Note payable to a corporation,  due on demand,  with interest compounded monthly at 1.5%.  Unsecured.  Convertible  at the  option  of the  holder  into  660,000
restricted common shares.                                                                33,333

Note payable to a corporation,  due on demand,  with interest compounded monthly at 1.5%.  Unsecured.  Convertible  at the  option  of the  holder  into  660,000
restricted common shares.                                                                33,333
                                                                                      ---------
                                                                                       $749,999
                                                                                        =======

NOTE 4 - LONG-TERM NOTES PAYABLE

On January 31, 2002, the Company refinanced $154,468 of trade accounts payable by issuing a long-term note payable to a corporation. The term note is unsecured and due October 2004 in monthly installments of $5,285, including interest at 8%.

On September 25, 2003, the Company refinanced $164,000 of trade accounts payable by issuing a long-term note payable to a corporation. The term note is secured by inventory and due December 2005 in monthly installments of $6,833, including interest at 8%.

Principal maturities at September 30, 2003 are as follows:

     September 30
       2004           $140,008
       2005             92,537
                     ---------
                      $232,545
                       =======

NOTE 5 - STOCKHOLDERS' EQUITY

On July 25, 2003, the Company issued 250,000 common shares to an employee as settlement of a 2002 signing bonus. These shares were valued at $.04 per share, the value on the date the settlement was accepted by the employee.

On July 25, 2003, the Company issued a total of 600,000 common shares to the external Board of Directors as their annual compensation. These shares were valued at $.045 per share.

On July 25, 2003, the Company issued a total of 150,000 common shares to three independent contractors as a bonus for their performance on our software development projects. These shares were valued at $.045 per share.

 On July 25, 2003, the Company issued a total of 200,000 common shares to an independent contractor for past and future performance on preparing written corporate materials. These shares were valued at $.045 per share.

NOTE 6 - NONRECURRING ITEMS

APB Opinion No. 30 requires material events or transactions that are either unusual or infrequent, but not both, to be presented in the income statement as separate elements of income from continuing operations.

During the periods ended March 31 and September 30, 2003, the Company wrote-off obsolete inventory with a carried cost totaling $31,892 and $28,900, respectively. These have been recognized as an expense.

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

NOTE 7 - INCOME TAXES

The benefit for taxes on income for the three and nine months ended September 30 consisted of the following:

                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                              -----------------------------------   --------------------------------
                                                    2002               2003              2002              2003
                                               -------------       -------------     -------------     -------------
     Current:
          Federal                                      $ ---              $ ---             $ ---             $ ---
          State                                          ---                ---               ---               ---
                                                 -----------         -----------      -----------       -----------
                                                         ---                ---               ---               ---
                                                 -----------         -----------      -----------       -----------
     Deferred:
          Federal                                     14,500               7,500           43,400            22,500
          State                                        3,500               1,200           10,600             3,600
                                                 -----------         -----------      -----------       -----------
                                                      18,000               8,700           54,000            26,100
                                                 -----------         -----------      -----------       -----------
     Total tax benefit                               $18,000              $8,700          $54,000           $26,100
                                                     =======             =======          =======           =======


The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

     Expense at Federal statutory rate - 34%        $158,554
     State tax effects                               (3,600)
     Nondeductible expenses                            2,026
     Taxable temporary differences                   (2,040)
     Deductible temporary differences               (63,837)
     Deferred tax asset valuation allowance        (117,203)
                                                 -----------
     Income tax benefit                            ($26,100)
                                                     =======

NOTE 8 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options, assuming that the Company reinvested the proceeds to purchase additional shares at market value. A total of 4,483,200 potentially dilutive securities for the three and nine months ended September 30, 2003 and 2002, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

The following table shows the amounts used in computing earnings per share and the effect on income (loss) and the average number of shares of dilutive potential common stock:

Three months ended September 30                    2002                 2003
                                                -----------      ---------------
Net Loss                                          $(45,697)           $(145,340)
Preferred stock dividends                               ---                  ---
                                                -----------        -------------
Net loss available to common shareholders         $(45,697)           $(145,340)
                                                   ========             ========
Basic weighted average shares outstanding        19,430,789           21,011,438
Dilutive effect of:
       Stock options                                    ---                  ---
       Convertible notes payable                  1,980,000            1,980,000
       Convertible preferred series A               114,000              114,000
       Convertible preferred series B                40,000               40,000
       Warrants                                         ---                  ---
                                                -----------        -------------
Diluted weighted average shares outstanding      21,564,789           23,145,438
                                                   ========             ========
Loss per share:
       Basic                                        $(0.00)              $(0.01)
                                                   ========             ========
       Diluted                                      $(0.00)              $(0.01)
                                                   ========             ========


Nine months ended September 30                      2002                 2003
                                                -----------      ---------------
Net Income                                         $123,375             $492,436
Preferred stock dividends                               ---                  ---
                                                -----------        -------------
Net income available to common shareholders        $123,375             $492,436
                                                   ========             ========
Basic weighted average shares outstanding        16,891,916           20,211,438
Dilutive effect of:
       Stock options                                    ---                  ---
       Convertible notes payable                  1,980,000            1,980,000
       Convertible preferred series A               114,000              114,000
       Convertible preferred series B                40,000               40,000
       Warrants                                         ---                  ---
                                                -----------        -------------
Diluted weighted average shares outstanding      19,025,916           22,345,438
                                                   ========             ========
Earnings per share:
       Basic                                          $0.01                $0.02
                                                   ========             ========
       Diluted                                        $0.01                $0.02
                                                   ========             ========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

On November 14, 2001, The Zondervan Corporation elected to enforce a court order and served notice that we cease selling, marketing and manufacturing all products containing their copyrighted material. We are abiding by the court order and are no longer shipping products containing Zondervan's copyrighted material. Subsequent to September 30, 2003, the Company reached tentative settlement with Zondervan. Details of the tentative settlement are to remain confidential until the settlement is finalized and Company management believes any potential effects cannot be reasonably estimated.

The Company previously reached tentative settlement in a dispute with The Learning Company over various provisions of several agreements, including the software license agreement. Disposition of the tentative settlement was contingent upon settlement of negotiations with The Zondervan Corporation. Subsequent to September 30, 2003, and as a part of the tentative settlement with The Zondervan Corporation, the Company reached a new tentative settlement with The Learning Company. Details of the tentative settlement are to remain confidential until the settlement is finalized and Company management believes any potential effects cannot be reasonably estimated.

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

Date:   November 14, 2003
                                       By /s/ Steven Malone
                                        -------------------
                                              Steven Malone
                                       President & Chief Executive Officer

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

Date:   November 14, 2003                   By /s/ Kirk Rowland
                                              ------------------
                                                   Kirk Rowland
                                               Chief Financial Officer

Exhibit 99.3


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of FindEx.com, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report"), I, Steven Malone, President and Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Periodic Report fully complies with the requirements of the Securities Exchange Act of 1934; and

     (2)  The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


Date:    November 14, 2003            By /s/ Steven Malone
                                      --------------------
                                             Steven Malone
                                         President & Chief Executive Officer

Exhibit 99.4


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of FindEx.com, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report"), I, Kirk Rowland, Chief Financial Officer of the Company, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Periodic Report fully complies with the requirements of the Securities Exchange Act of 1934; and

     (2)  The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


 Date:    November 14, 2003         By:  /s/  Kirk Rowland
                                        -----------------------
                                              Kirk Rowland
                                           Chief Financial Officer