Form 10KSB
period 2003-12-31
FINDEX COM INC
filed 2004-04-15
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                         For the fiscal year ended December 31, 2003.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                         For the transition period from ________ to _________.

Commission File Number: 0-29963

FINDEX.COM, INC.
(Name of Small Business Issuer in its Charter)

Nevada	88-0379462
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11204 Davenport Street, Suite 100, Omaha, Nebraska 68154
(Address of Principal Executive Offices) (Zip Code)

(402) 333-1900
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Revenues for the fiscal year ended December 31, 2003 totaled $4,390,757.

As of March 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $420,000.

At March 30, 2004, the registrant had outstanding 21,011,438 shares of common stock, of which there is only a single class.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

Yes [  ] No [X]

TABLE OF CONTENTS

PART I ITEM 1. ITEM 2. ITEM 3. ITEM 4. PART II ITEM 5. ITEM 6. ITEM 7. ITEM 8A. PART III ITEM 9. ITEM 10. ITEM 11. ITEM 12. ITEM 13. ITEM 14.

BUSINESS
PROPERTIES
LEGAL PROCEEDINGS
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL STATEMENTS
CONTROLS AND PROCEDURES

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE COMPENSATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
EXHIBITS, LISTS AND REPORTS ON FORM 8-K
	PRINCIPAL ACCOUNTANT FEES AND SERVICES	Page 3 7 7 7 8 9 9 21 23 23 25 26 26

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934; and the Private Securities Litigation Reform Act of 1995. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to attract customers to generate revenues; (iv) market and other trends affecting our future financial condition or results of operations; (v) our growth strategy and operating strategy; and (vi) the declaration and/or payment of dividends.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part II, Item 6 of this annual report on Form 10-KSB, entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, including without limitation the risk factors contained therein. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB after the date of this report.

Item 1. Description of Business.

Findex.com, Inc. (“Findex” or the “Company”, and collectively referred to as “we”, “us” or “our”, in each case as required by the context) is a developer, publisher, and distributor/seller of off-the-shelf consumer and organizational software products. The common thread among the Company’s products is a customer constituency that shares a devotion to or interest in Christianity and faith-based “inspirational” values. We are focused on becoming the premier provider of Bible study and related faith-based software products and content to the domestic and international markets through ongoing internal development of new products, expansion and upgrade of existing products, and strategic product line and/or corporate acquisitions and licensing.

PRODUCTS

We are focused on becoming the premier provider of Bible study and related faith-based software products and content to the domestic and international markets through ongoing internal development of new products, expansion and upgrade of existing products, and strategic product line and/or corporate acquisitions and licensing. Our religious software titles are currently divided among the following six categories:

o Bible Study o Financial/Office Management Products for Churches and other Faith-Based Ministries o Print & Graphic Products o Pastoral Products o Children’s Products o Language Tutorial Products.

In 1999, we obtained an exclusive licensing agreement with Parsons Technology, Inc., a subsidiary of The Learning Company (“TLC”), formerly the Mattel Corporation, for their Parsons Church Division, a collection of top-selling Christian-related titles, a copy of which agreement is included with this report as Exhibit 10.2 (the “Parsons License Agreement”). The Parsons License Agreement originally had a term of ten years. As a result of a settlement agreement reached on October 20, 2003 (see Note 15 – Notes to Consolidated Financial Statements), the term of that license has now been extended indefinitely, and provides us with the exclusive worldwide right to market, sell, and continue to develop those titles it covers. For the fiscal year ended December 31, 2003, over 90% of our revenues were derived from sales of product the rights to which we maintain pursuant to the Parsons License Agreement.

Bible Study

For the fiscal year ended December 31, 2003, approximately 62% of our revenues were derived from sales of our flagship QuickVerse® software, the industry-leading Bible-study software now in its 15th year and 8th version, which is available in an array of content package variations ranging in retail price from $9.95 to $299.95. QuickVerse® has sold over a million copies since its introduction and is currently a market leader in its category.

QuickVerse® simplifies biblical research, allowing users to view multiple reference materials, including Bibles, dictionaries, commentaries and encyclopedias, side-by-side on the computer screen. A built-in QuickSearch feature enables the user to highlight a word or Bible verse and find all of its occurrences in a particular text. Advanced search options also enable users to search by word, phrase or verse across multiple books. QuickVerse® Version 8, our latest Version, is currently available in three CD-ROM editions: the QuickVerse® Standard Edition (which includes 9 Bibles and 47 reference titles), the QuickVerse® Expanded Edition (which includes 10 Bibles and 84 reference titles), and the QuickVerse® Deluxe Edition (which includes 16 Bibles and 144 reference titles). Each QuickVerse® purchase includes access to additional books and content, which can be unlocked and made accessible for an additional fee.

In December 2002, we released QuickVerse® PDA, for Palm® operating systems, a new addition to the QuickVerse® Bible software family and released an enhanced version in June 2003 making the QuickVerse® PDA compatible on both Pocket PC® and Palm® OS operating systems. This program provides the same simplified access and many of the personal Bible study features found in the desktop QuickVerse® Versions. QuickVerse PDA® is currently available in four editions as a download and in CD-ROM: the Standard Edition (which includes 2 Bibles and 4 reference titles), the Deluxe Edition (which includes 4 Bibles and 4 reference titles), the Life Application Study Bible (which includes 1 Bible and 9 reference titles) and a secular version (which includes 2 Bibles and 4 reference titles). Each edition contains 10 scripture reading plans and provides the user with the ability to create their own.

QuickVerse® customers include (i) individuals devoted to or otherwise interested in studying Christianity, of which, according to a Gallup Poll Survey released in March, 2004, about 82% of American adults can be classified as Christian, and (ii) religious and other spiritual organizations including schools, churches and other faith-based ministries.

We hold our rights to QuickVerse® indefinitely which are exclusive, pursuant to the Parson’s Licensing Agreement.

In addition to QuickVerse®, we also develop and market certain other Bible study software packages. These include the Complete Bible Resource Library®, the Book®, The Life Application Bible®, A Walk in the Footsteps of Jesus®, Adam Clark’s Commentary on the Bible®, and Dictionaries of the New Testament®. Although our prices are subject to change from time to time, these titles currently range in retail price from $19.99 to $79.99 per unit.

Financial/Office Management Products for Churches and other Christian Faith-Based Ministries

For the fiscal year ended December 31, 2003, about 17% of Findex revenues were derived from sales of its Membership Plus® software, an industry-leading church management software now in its 8th version, which is available in each of a standard and a deluxe package at retail prices of $129.95 and $349.95 respectively. Each of these product packages provides church database, financial management and church productivity tools, including those designed to streamline church office accounting, tasks and scheduling, track membership and contributions, organize membership databases, and provide efficiency in producing targeted mailings, attendance reports and IRS-compliant contribution receipts. The deluxe package is equipped with a broader functionality and range of features, including, for example, a number of templates for legal agreements frequently used by these types of organizations.

Over 80,000 churches and faith-based organizations have purchased Membership Plus® since its introduction in the early 90‘s. Membership Plus® Version 8, our latest Version, is currently available in two CD-ROM editions: Membership Plus® Standard and Membership Plus® Deluxe.

We hold our rights to Membership Plus® indefinitely, which are exclusive, pursuant to the Parson’s Licensing Agreement.

In October 2002, we released Fund Accounting Plus®, a modular-based fund accounting software program designed to serve the unique accounting needs of the churches, para-church organizations and ministries, and non-profit entities.

Print & Graphic Products

We currently sell/distribute ClickArt Christian Publishing® Suite III, which is a full desktop publishing package containing over 13,000 Christian images, icons, maps, Catholic and Jewish imagery and ethnically diverse, family-oriented illustrations to be used in the creation of a wide range of printed materials including newsletters, bulletins, posters, fliers, mailings, calendars, and reports. We also publish/distribute Religious ClipArt® and Christian Images®. Both of these products are CD-Rom Clipart products that contain religious and Christian graphical images that can be used in the production of other content related projects.

Although our prices are subject to change from time to time, our print and graphic products range in price from $9.99 to $39.95 per unit. In the aggregate, and for the fiscal year ended December 31, 2003, 2% of our revenues were derived from sales of these products.

Pastoral Products

We currently produce and distribute/sell a line of pastoral products designed to assist faith-based ministries in streamlining sermon development and research tasks and in organizing responsibilities. These titles include the following:

o	Bible Illustrator® 3.0 Deluxe, which is a database compilation of illustrations, anecdotes, quotations, proverbs and bits of humor from general topics like children and angels to specific Bible passages, which users can use to bring messages to a congregation or classroom.

o	Ministry Notebook® 2.0, which is an organizational tool for users to keep better track of ministry-related paperwork including sermons, prayer requests, personal libraries, telephone contacts, and expense reports.

o	Daily Journal®, which is a tool for entry and recordation of personal thoughts, important family and business events.

Although our prices are subject to change from time to time, our pastoral products range in price from $19.99 to $69.99 per unit. In the aggregate, and for the fiscal year ended December 31, 2003, 2% of our revenues were derived from sales of these products.

Children’s Products

We currently produce and distribute/sell a line of children’s CD-Rom products designed to appeal to faith-conscious families interested in spiritually-enriched entertainment and play-along educational content. Collectively, these titles include Jonah and the Whale®, Noah and the Ark®, Daniel in the Lion’s Den®, The Story of Creation®, Amazon Trail (3rd Edition), and Oregon Trail® (4th Edition). In addition, we also distribute the Veggie Tales®, a popular line of children’s software programs involving interactive adventures with biblical themes.

Although our prices are subject to change from time to time, our children’s CD-Rom products range in price from $4.95 to $19.98 per unit. In the aggregate, and for the fiscal year ended December 31, 2003, less than 1% of our revenues were derived from sales of these products

Language Tutorial Products

We currently produce tutorial software programs for learning Greek and Hebrew, languages frequently studied in conjunction with a Bible-study curriculum or by biblical scholars. Each of these two programs covers all of the essential language development skills, including letters, vocabulary and grammar. Although our prices are subject to change from time to time, our language tutorial products range in price from approximately $10 to approximately $50 per unit. In the aggregate, and for the fiscal year ended December 31, 2003, 3% of our revenues were derived from sales of these products.

PRODUCT DEVELOPMENT

We are committed to the ongoing development of our existing software products as well as development of new software products. Our product development team consists of a combination of full-time employees as well as full and part-time independent contractors, a team of which is located in the former Soviet Union and several others which are located in the United States. Our use of outside contractors enables us to scale up and down as necessary, and maximize the productivity of our development budget. We recently opened a development office in Naperville, Illinois.

OUR MARKET

According to a Gallup poll released in March 2004, 49.4% of Americans identified themselves as Protestant, while 23.7% identified themselves as Catholic, and 9.1% identified themselves as “Other Christian”. More than 60% of Americans say that religion is very important to them in their own lives, and another 24% say that religion is fairly important in their lives, according to the same survey. A survey released in July 2003 by the Christian Bookseller’s Association (“CBA”) indicated that Christian-product sales for the year 2002 were $4.2 billion. The survey also revealed that $2.4 billion of the $4.2 billion total was sold through Christian retail, with $1.1 billion sold through general retail, and $725 million sold direct-to-consumer, and through ministry sales channels. The 3,500-store CBA segment includes several different chains, Family Christian Stores being the largest with 325 stores. We believe that the growth in religious sales has been, and is currently being driven in part by the increased spending power of churchgoer’s generally and recently by heightened media exposure that resulted from the release of the major motion picture, The Passion of the Christ®.

As religious retailing increases, secular stores are offering more religious products as evidenced by the $1.1 billion sales figure in 2002 as reported by the CBA.

ACQUISITION STRATEGY

Our development strategy includes the pursuit of acquisition and related strategic growth opportunities involving other companies that sell Christian-related merchandise and services. Although we have no current intentions or plans to do so, we have not ruled out the pursuit of transactional opportunities in areas outside of these as well.

As part of our acquisition strategy, we may acquire businesses that (i) only recently commenced operations, (ii) are development-stage enterprises in need of additional funds to expand into new products or markets, or (iii) are established businesses that may be experiencing financial or operating difficulties and need additional capital. We may also pursue opportunities to acquire assets of other companies and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

Because acquisition and related opportunities may occur in relation to businesses at various stages of development, the task of comparative investigation and analysis of such business opportunities is likely to be extremely difficult and complex. We are also likely to incur significant legal and accounting costs in connection with our pursuit of such opportunities, including the legal fees for preparing acquisition documentation, due diligence investigation costs, and the costs of preparing reports and filings with the Securities and Exchange Commission.

LICENSING STRATEGY

Our development strategy includes the pursuit of intellectual property licensing opportunities with respect to individual software titles that are strategically aligned with our existing product line and focus. In addition, we may acquire intellectual property licenses in the future for products outside of our current area of focus.

MARKETING AND SALES

Direct Marketing / Online Sales

Direct sales accounted for about 60% of our 2003 fiscal year revenue. Over the past two years, we have devoted significant and increasing resources to the development of our direct-marketing program. Through this program, we market our products directly to consumers through a combination of direct-mailings and opt-in e-mailings of our product title catalogs and brochures. An important aspect of this initiative is our online sales. Although we are in the process of developing a full-service online store with many of the kinds of features and capabilities that online shoppers have come to expect from cutting-edge Internet retailers, we are currently marketing our products online through each of our www.quickverse.com, www.parsonschurch.com, and www.memplushome.com Internet websites. We anticipate online orders will continue to increase as we expand our software product base and enhance our marketing efforts in this area.

Retail Sales

Retail sales accounted for about 40% of our 2003 fiscal year revenue. Our retail sales involve thousands of retail stores across the United States through which our products are sold, many of which are members of the Christian Bookseller’s Association (“CBA”). These stores vary from small, family-owned Christian bookstores to large chain bookstores such as LifeWay Christian Stores, Family Christian Stores and Berean Christian Stores. We face the continuing challenge of reaching these stores on a consistent basis to keep them informed of new releases, promotional offers, etc. In addition to advertising in trade publications and maintaining visibility at CBA trade shows and events, we believe that it is critical to be in direct personal contact with each customer routinely in order to maintain or increase our market position. Towards that end, our sales representatives are expected to contact each of our customers as well as each of the independent stores that are not yet our customers regularly and present them with the latest in our products and promotions. We believe our personalized approach to marketing provides us with an edge over our competition, which we believe rely predominantly on advertising to maintain and develop their relations with CBA customers.

In the secular retail market, which includes chains such as Best Buy, CompUSA, and OfficeMax, we continue to be a top seller of Bible study software and we are developing additional product offerings and promotions to grow our market share.

We also currently sell to distributors and retailers in Canada, New Zealand, Australia, Malaysia, Philippines, South Korea, Hong Kong, the United Kingdom, and Singapore. These distributors and retailers, in turn, sell our products into both Christian and large, secular retail outlets that sell off-the-shelf consumer software packages.

Fulfillment

We currently fulfill all of our direct-to-consumer sales out of our warehouse located in Omaha, Nebraska and a third-party fulfillment company, also located in Omaha, Nebraska, fulfills our boxed retail sales.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

During the years ended December 31, 2003 and 2002, we had no major customers that individually accounted for 10% or more of the annual sales. As we introduce new and enhanced software titles into the market, we anticipate our sales to a single customer, as a percentage of gross consolidated revenue, will continue to remain below 10%.

Also for the years ended December 31, 2003 and 2002, product and material purchases from MicroBytes, Inc. accounted for 27% and 12%, respectively, Midlands Packaging Corporation accounted for 26% and 10%, respectively, Cedar Graphics accounted for 10% and 33%, respectively, Ritek Global Media accounted for 6% and 16%, respectively, and Mira Printing Company accounted for 2% and 14%, respectively, of the total product and material purchases made by us.

REGULATION

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally.

COMPETITION

The market for our products is rapidly evolving and highly competitive. We face competition from other software publishers, all of which generally sell through the same combination of channels that we do, including chain store, secular, Christian Bookseller’s Association (“CBA”), direct and online sales. Specifically, we currently compete with Logos Research Systems, Inc., Biblesoft, Inc., Thomas Nelson, Inc., Tyndale Publishers and WordSearch Bible Publishers among others. Although we are among the market leaders in our primary product categories, some of our competitors have longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources than us. Moreover, we believe that competition from new entrants will increase as the market for religious products and services expands.

EMPLOYEES

As of the filing of this report, we have twenty-six full-time employees and one part-time employee. Of those 26, four are part of the senior-level executive and financial management team, four are in the product development team, six are on the sales team, and twelve are in fulfillment, administration, and related support positions. The Company has current intentions of hiring three additional full-time members to its software development team in the near term. For the fiscal year ended December 31, 2003, the Company’s annual payroll was $1,062,877, equivalent to 22% of gross revenues. In addition, we have engaged the services of several consulting firms who are working full or part-time for us in the area of product development and marketing.

We rely heavily on our current officers and directors in operating the business. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

Item 2. Description of Property.

Our principal executive offices are located at 11204 Davenport Street, Suite 100, Omaha, Nebraska. This space, which is also used for distribution, is a leased 6,500 square foot facility that is nearing the third year of its 5 year lease term. Three of the Company’s full-time employees work in home offices located in Cedar Rapids, Iowa, and another two employees work in an 880 square foot development office we maintain in Naperville, Illinois.

Item 3. Legal Proceedings.

As of the date of this report, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Moreover, there can be no assurance that our insurance coverage will prove adequate to cover all liabilities arising out of any claims that may be initiated against us in the future. Any finding of liability imposed against us coupled with a lack of corresponding insurance coverage is likely to have an adverse effect on our business, financial condition, and operating results.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the annual period ending December 31, 2003.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business issuer Purchases of Equity Securities.

RECENT SALES OF UNREGISTERED SECURITIES

None.

MARKET INFORMATION

Our Common Stock is traded on the OTC Bulletin Board, a service provided by the NASDAQ Stock Market Inc., under the symbol, “FIND”.

The following table sets forth for the periods indicated the high and low bid prices for our common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board, and as obtained from BigCharts.com. The prices are inter-dealer prices, do not include retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Common Stock

2002	High	Low
First Quarter	$ 0.04	$ 0.025
Second Quarter	$ 0.08	$ 0.021
Third Quarter	$ 0.07	$ 0.020
Fourth Quarter	$ 0.03	$ 0.015

2003	High	Low
First Quarter	$ 0.02	$ 0.022
Second Quarter	$ 0.08	$ 0.022
Third Quarter	$ 0.07	$ 0.015
Fourth Quarter	$ 0.04	$ 0.025

SHAREHOLDERS

As of March 30, 2004, there were approximately 800 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

DIVIDENDS

During the last two years, no dividends have been paid on our common stock and we do not anticipate paying any dividends in the foreseeable future. Although it is our intention to utilize all available funds for the development of our business, no restrictions are in place that would limit or restrict our ability to pay dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security
holders	3,290,283	$0.2906	5,709,717
Equity compensation plans not approved by security
holders	--	--	--
Total	3,290,283	$0.2906	5,709,717

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read together with the consolidated financial statements of Findex.com, Inc. for the period ended December 31, 2003 and the notes to the consolidated financial statements.

Certain information included herein contains statements that constitute “forward-looking statements” containing certain risks and uncertainties. Readers are referred to the cautionary statement at the beginning of this report, which addresses forward-looking statements made by us.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. These policies primarily address matters of expense recognition and revenue recognition. Management does not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

RESULTS OF OPERATIONS

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating only about 33% of our annual sales.

During the year of 2003, the Company had several non-recurring items totaling approximately $1,390,000 take place. In the second quarter of 2003, the Company had a one-time, non-recurring reversal of accrued royalties of approximately $584,000. We also had a write down of obsolete inventory approximating $32,000 during the first quarter and approximating $29,000 during the third quarter of 2003. Finally, during the fourth quarter of 2003, we wrote off a note payable approximating $650,000 and the interest associated with the note approximating $217,000. These non-recurring items totaling approximately $1,390,000 had no effect on the cash flow statement. Our net income increased approximately $1,625,000 from a net income of approximately $217,000 for the twelve months ended December 31, 2002 to a net income of approximately $1,842,000 for the twelve months ended December 31, 2003. By excluding our interest, taxes, depreciation, and amortization from net income, our EBITDA increased approximately $1,486,000 from EBITDA earnings of approximately $498,000 for the twelve months ended December 31, 2002 to EBITDA earnings of approximately $1,984,000 for the twelve months ended December 31, 2003. These net income and EBITDA results include the non-recurring items noted above. Net of the non-recurring items, our net income increased approximately $235,000 from a net income of approximately $217,000 for the twelve months ended December 31, 2002 to a net income of approximately $452,000 for the twelve months ended December 31, 2003, and our EBITDA increased approximately $96,000 from an EBITDA earnings of approximately $498,000 for the twelve months ended December 31, 2002 to EBITDA earnings of approximately $594,000 for the twelve months ended December 31, 2003.

Non-cash expenses relating to common shares issued for services decreased by approximately $116,000. For the year ended December 31, 2003, we recognized expenses of approximately $10,000 relating to 250,000 common shares issued to an employee as a signing bonus, $27,000 relating to 600,000 common shares issued to the outside board of directors as compensation for their services, $6,750 relating to 150,000 common shares issued to individuals for program development services, and $9,000 relating to 200,000 common shares issued to an individual for corporate writing services. For the year ended December 31, 2002, we recognized expenses of approximately $169,000 relating to common shares issued for services. Overall, interest expense for the year ended December 31, 2003 decreased significantly compared to the year ended December 31, 2002. This is due to the Company reducing its payroll liability by continuously meeting its scheduled payments. Furthermore, the note liabilities interest was reduced due to the write off of the note payable. Amortization expense for the year ended December 31, 2003 also decreased significantly compared to the year ended December 31, 2002. This is a result of a tentative settlement agreement with TLC, which extended the life of the license from 10 years to 50 years, and from the final settlement with TLC, which then extended the life of the license indefinitely.

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

Product return reserves are based upon a percentage of total retail and direct sales for the period and may increase or decrease as actual returns are processed. Product returns or price protection concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results. See “Risk Factors — Product returns that exceed our anticipated reserves could result in worse than expected operating results.” Product returns from distributors and Christian bookstores are allowed primarily in exchange for new products or for credit towards purchases as part of a stock-balancing program. These returns are subject to certain limitations that may exist in the contract that we have with them. Under certain circumstances, such as termination or when a product is defective, distributors and bookstores could receive a cash refund if returns exceed amounts owed. Returns from sales made directly to the consumer are accepted within 45 days of purchase and are issued a cash refund.

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

Gross revenues increased approximately $476,000 from approximately $4,312,000 for the year ended December 31, 2002 to approximately $4,788,000 for the year ended December 31, 2003. Such increase is due to the Company’s release of an enhanced version of our flagship product, QuickVerse®, during the fourth quarter of 2003. The Company had initiated a marketing plan during the second quarter of 2003 that allowed customers to pre-order their QuickVerse® 8.0 by placing a deposit with the Company. All deposits were recognized as revenue when the product shipped in late December 2003 and is included in the numbers stated above. In addition to the QuickVerse® release, there were several other new product releases in the year of 2003. However, the retail value of the products ranged from $19.95 to $39.95 compared to $99.95 to $299.95 for the QuickVerse® and Membership Plus® titles. In May 2002, we released Membership Plus® version 7.0, in October 2002, we released Fund Accounting Plus®, and in December 2002, we released QuickVerse® PDA for Palm® OS hand-held devices. During the years of 2002 and 2003, our sales efforts were focused on targeting the end user through telemarketing and Internet sales. These efforts resulted in more consistent sales during the two years. Sales into the retail market (both CBA and secular) continue to increase; however, they are not back to the levels of pre-recession periods of 1999 and 2000.

Sales returns and allowances increased approximately $15,000 from approximately $376,000 for the year ended December 31, 2002 to approximately $391,000 for the year ended December 31, 2003 and slightly decreased as a percentage of gross sales from approximately 9% for the year ended December 31, 2002 to approximately 8% for the year ended December 31, 2003. The decrease in sales returns and allowances as a percentage is attributable to our focused sales efforts to the end user and our decreased presence in the retail market. Incidents of return are lower for sales direct to the end user than sales into the retail stores.

Cost of Sales

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package and ship the software products, and the amortized software development costs. The direct costs and manufacturing overhead increased from 11.1% of gross revenues in 2002 to 15.1% of gross revenues in 2003. The increase resulted directly from amortization of software development costs. We only had three new software releases during the year ended December 31, 2002 of which one release was in late December 2002, resulting in very little amortization for 2002. The amortization recognized during the twelve months ended December 31, 2003 resulted from several new software releases in 2003 and the continued amortization of those products released in 2002. Furthermore, the amortization increase corresponds with the December release of QuickVerse® 8.0. The direct costs and manufacturing overhead percentage is expected to continue at the 2003 levels as working capital remains more consistent and as more development projects are implemented. Royalties to third party providers of intellectual property also increased from 3.7% of gross revenues in 2002 to 5.5% of gross revenues in 2003. The increase of royalties reflects the release of the QuickVerse® PDA editions in late December 2002 and June 2003, and the shipment of 25,000 units of QuickVerse® 7 Essentials into secular retail in the first and second quarters of 2003. Overall, our royalties have decreased compared to prior years due to the focus on selling product upgrades and non-royalty titles. Upgrade sales, e.g. from QuickVerse® version 7 to QuickVerse® version 8, are subject to royalties only on the content additions of the upgraded version. The royalty rate as a percentage of gross sales is expected to increase in the future as the new QuickVerse® 8.0 is released into the retail market. Upgrade sales will continue to be subject to royalties only on content additions and sales to new users are expected to increase significantly.

Software development costs, consisting primarily of direct and indirect labor and related overhead charges, capitalized during the twelve months ended December 31, 2002 and 2003 were approximately $397,000 and approximately $659,000, respectively. Accumulated amortization of these development costs included in cost of sales totaled approximately $117,000 and approximately $355,000 for the twelve months ended December 31, 2002 and 2003, respectively. The increase in both the capitalization and amortization is a direct result of the increase in the number of development projects.

	Twelve Months Ended December 31, 2002 2003
Beginning balance	$ --	$280,502
Capitalized	397,185	659,487
Amortized (cost of sales)	116,683	355,283

Ending balance	$280,502	$584,706

Research and development expense (General and
administrative)	$ 51,668	$128,159

Sales, General And Administrative

Operating expenses for 2003 include approximately $53,000 in non-cash expenses related to common stock issued for services compared with approximately $169,000 for 2002. Although gross revenues increased approximately $476,000 from 2002 to 2003, sales expenses increased only approximately $2,000 from approximately $811,000 for 2002 to approximately $813,000 for 2003. Included in Sales expenses, Commissions to a third-party telemarketing firm increased approximately $106,000 as our sales focus to the direct consumer increased along with the number of new and enhanced product releases during 2003 compared with that of 2002; Fulfillment costs from a third-party warehouse increased approximately $23,000 as we moved our retail fulfillment to a new outside entity with a more advanced real time inventory system; Advertising and Rebates decreased approximately $79,000 and Marketing and Customer Service costs decreased approximately $48,000 as our sales efforts continue to be more focused towards the consumer instead of the retail store.

Research and development costs include salaries and benefits of personnel and third parties conducting research and development of software products. Software development costs expensed as research and development (see table above) amounted to approximately $128,000 for the twelve months ended December 31, 2003 compared to approximately $52,000 incurred for the twelve months ended December 31, 2002. The increase in 2003 reflects development of Ministry Notebook® 2.0, QuickVerse® PDA for both Pocket PC® and Palm OS® operating systems, and QuickVerse® 8.0. Research and development expenses are expected to increase in future periods as we add new products and Versions to our product mix.

Personnel costs decreased approximately $67,000 from approximately $1,163,000 for the twelve months ended December 31, 2002 to approximately $1,096,000 for the twelve months ended December 31, 2003. This decrease is primarily from the capitalization of direct and indirect labor and related overhead charges as software development costs (see ‘Cost of Sales’ above), and from the decrease in employee benefits costs. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the technical support and direct marketing staff.

Legal costs increased approximately $10,000 from an increase in consultation provided regarding our disputes with TLC and Zondervan. It is anticipated that legal costs will continue to increase at least through the first quarter of 2004 given that the disputes with TLC and Zondervan were finalized in March 2004. Rent expense decreased approximately $58,000 from the consolidation of our corporate office and our direct fulfillment into a single facility. The decrease is also attributed to the capitalization of related overhead charges as software development costs (see ‘Cost of Sales’ above). Travel costs increased approximately $15,000 as we increased our sales staff and our sales efforts to our retail customers as new product lines and enhancements were introduced during 2003. Bad debt expense increased approximately $20,000 during 2003 due to the increased amount of outstanding accounts receivable.

We did not pursue any acquisitions during 2002 or 2003 and, thus, did not incur any acquisition costs. We do not expect to pursue acquisitions during 2004 but do expect future acquisition costs as we pursue our business plan for growth by acquiring companies that are synergistic with our current product line and customer base.

Nonrecurring Items

The Company wrote-off obsolete inventory with a carried cost totaling approximately $32,000 during the quarter ended March 31, 2003 and approximately $29,000 during the quarter ended September 30, 2003. These have been recognized as an operating expense.

During the quarter ended June 30, 2003, the Company recorded an adjustment to the balance of accrued royalties as of December 31, 2002 in the amount of approximately $584,000. This adjustment resulted from an internal audit of the royalty calculations as affected by the June 30, 2001 bad debt provision totaling $2,391,000 related to net balances owed the Company by TLC. The royalty liabilities had been accrued based on Findex sales to TLC as originally reported. This has been recognized as an expense recovery and included in operating expenses.

During the year ended December 31, 2003, the Company reclassified as other income – nonrecurring items proceeds totaling $650,000, and the corresponding accrued interest payable totaling $216,516, that were previously recorded as an unsecured note payable. The determination to reclassify the obligation was made on the basis of the combined facts that (i) the obligation exists, if at all, solely pursuant to an oral loan agreement made over three years ago in the State of North Carolina with a representative of the party to whom the obligation was believed to have been owed, (ii) no party has ever made any demand for repayment thereof despite the fact that no payments have ever been made on the obligation, (iii) the party believed to be owed the obligation, upon inquiry, claims no record of any such obligation, and (iv) the State of North Carolina Statute of Limitations applicable to oral agreements, believed to govern the continued enforceability of the obligation, has expired.

Amortization

Amortization of the software license decreased approximately $124,000 from approximately $169,000 for the twelve months ended December 31, 2002 to approximately $45,000 for the twelve months ended December 31, 2003. During the second quarter of 2002, the Company offset the remaining unpaid installment ($1,051,785) against the carrying value of the software license in accordance with the terms of a tentative settlement agreement with The Learning Company. In addition, the agreement called for the extension of the estimated life of the license from 10 years to 50 years. Upon final settlement, the ownership of the Licensed Media, Programs, or Trademarks transferred from TLC to Findex. This effectively changed the substance from an amortizable intangible asset with a finite useful life to an unamortizable intangible asset with an indefinite useful life. Amortization expense, determined using the straight-line method, was calculated through the settlement date of October 20, 2003.

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

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. Because of this uncertainty, we have recorded a valuation allowance to offset the net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the software license agreement. We currently have net operating loss carryforwards, for income tax purposes, of approximately $8,437,000. The carryforwards are the result of income tax losses generated in 2000 ($3,269,000 expiring in 2020) and 2001 ($5,168,000 expiring in 2021). We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $469,000 to fully utilize the current loss carryforwards. We believe this is achievable through careful expense management and continued introduction of new products and enhanced versions of our existing products.

Although there can be no assurance, management expects the deductible temporary differences (reserves) to reverse sometime beyond the next fiscal year.

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

As of December 31, 2003, Findex had $802,345 in current assets, $3,747,126 in current liabilities and a retained deficit of $7,944,278. These factors continue to create an uncertainty about our ability to continue as a going concern. We had net income before income taxes of $1,807,932 for the year ended December 31, 2003. Operating expenses for 2003 included approximately $53,000 in non-cash expenses for stock issued for services (see “RESULTS OF OPERATIONS” above).

Net cash provided by operating activities was approximately $542,000 and approximately $882,000 for the twelve months ended December 31, 2002 and 2003, respectively. The increase in cash provided was primarily due to an increase in sales direct to the consumer. The amount of interest paid decreased due to the Company reducing its payroll liability by continuously meeting its scheduled payments. The 2003 interest received and income taxes refunded result from a 1999 refund claim with the State of Nebraska.

Net cash used in investing activities was approximately $415,000 and $714,000 for the years ended December 31, 2002 and 2003, respectively. The increase in cash used for investing activities results form capitalizing costs associated with software development and upgrading our website to expand our e-commerce capability.

Net cash used by financing activities was approximately $95,000 and approximately $65,000 for the years ended December 31, 2002 and 2003, respectively. Cash used by financing activities reflects proceeds from our accounts receivable line of credit, payments made on debt obligations, and the 2002 payment made to Ronald Ardt for reimbursement of the original 2000 investment of Thomas Ardt and Betty Wolfe.

On March 19, 2001, we entered into an Accounts Receivable Financing Agreement with Alliance Financial Capital, Inc. (“AFC”). Pursuant to this agreement, AFC agrees to purchase selected accounts receivable on a discounted basis, including, without limitation, full power to collect, compromise, sue for, assign, or in any manner enforce collection thereof. The agreement provides for advances of 60% toward the purchase of the invoices with a credit line of $250,000. The terms call for 40% to be held in a reserve account from the collection of each invoice. Invoices not paid by the customer within 90 days of shipment are required to be repurchased by us out of the reserve account. The agreement carries a 12-month term with a minimum monthly fee equal to one half of one percent (.5%). The term renews automatically in 12-month increments unless a written request for termination is received by AFC at least 30 days before the renewal date. During the year ended December 31, 2003, we transferred accounts receivable totaling $320,533 to a lender for cash advances of $192,320. As accounts are paid, the collected funds (less the amount advanced and appropriate fees) are disbursed to the Company. The transfer agreement includes a repurchase requirement and, accordingly, the proceeds were accounted for as a secured borrowing. At December 31, 2003, the balance of receivables transferred and included in trade receivables was $34,893. The remaining secured borrowing balance of $20,936 is included in accrued expenses.

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

THERE IS UNCERTAINTY AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements, which are included in Part II, Item 7 of this annual report on Form 10-KSB, including the footnotes thereto, call into question our ability to operate as a going concern. This conclusion is drawn from the fact that, as of the date of those financial statements, we had a negative current ratio and total liabilities in excess of total assets. Those factors, as well as uncertainty in securing financing for continued operations, create an uncertainty regarding our ability to continue as a going concern. Although we have developed what our management believes to be a realistic plan to reduce our liabilities through sales of new releases of our flagship software titles, our ability to continue as a going concern is dependent on the acceptance of the plan by our creditor's and the success of the plan, for which there can be no assurance. [see Footnote 17 to the Financial Statements].

A CLAIM HAS BEEN MADE AGAINST US FOR A NUMBER OF OUR COMMON SHARES EXCEEDING 50% OF OUR TOTAL CURRENT OUTSTANDING COMMON SHARES.

In 2002, Swartz Private Equity, LLC, an investment firm (“Swartz”), provided notice to us that it was making a demand for a certain termination fee that it claimed was due under an agreement which we entered into with them in June 2001 in connection with a contemplated private equity line financing which never materialized. In accordance with Swartz’s calculations based on the terms of such agreement, they were owed $150,000 payable in cash or common stock within 10 days of the termination. At the time of such notice, and had such amount been paid in common stock, such amount would have required 3.75 million shares based on our market trading price. Shortly thereafter, such claim rose to over 9 million shares of our common stock based on our market trading price. In addition, and as part of the same claim Swartz further demanded a warrant for an additional 219,127 shares of our common stock that it claimed was due pursuant to a certain warrant that Swartz had previously been granted by Findex in connection with its original equity line commitment and a certain warrant anti-dilution agreement that related thereto. Although certain settlement discussions have ensued, at this point, the prospects for settlement seem highly uncertain. There can be no assurance that this matter will be able to be settled on terms that will not have a direct or indirect material adverse effect on our liquidity and financial condition. Further, if litigated, there can be no assurance that (i) the resources devoted to defending any such claim will not have a negative impact on Findex’s ability to manage other aspects of its business, and (ii) any outcome thereof will not have a direct or indirect material adverse effect on our liquidity and financial condition. In either case, any result which obligates Findex to make any payment to Swartz in the form of common shares as opposed to cash (which Findex may simply be unable to pay) would have a dilutive effect on the shareholdings of all other Findex shareholders, which, depending on the value attributable to such stock in any such circumstance, could be potentially very significant.

WE HAVE EXPERIENCED, AND MAY CONTINUE TO EXPERIENCE, REDUCED REVENUES DUE TO DELAYS IN THE INTRODUCTION ANDDISTRIBUTION OF OUR PRODUCTS.

We cannot be certain that we will be able to meet our planned release dates for our new software releases. If we cannot release an important new product during the scheduled quarter, our revenues would likely be reduced in that quarter. In the past, we have experienced significant delays in our introduction of some new products. For instance, delays in duplication, packaging and distribution caused our QuickVerse® Version 8.0 to begin shipping in mid-December, long after the holiday season had been underway. As a result, we experienced fewer sales of this product than we would have if the product had been available before the holiday selling season began, which had a materially adverse effect on our operating results for the 2003 fourth quarter. It is likely in the future that delays will continue to occur and that some new products will not be released in accordance with our internal development schedule or the expectations of public market analysts and investors.

WE ARE DELINQUENT IN THE PAYMENT OF PAYROLL TAXES.

We are currently delinquent in the payment of approximately $183,000 of payroll taxes, interest and assessed penalties. In August 2002, the Internal Revenue Service filed a federal tax lien in connection with this liability. On February 28, 2003 we entered into an installment agreement with the Internal Revenue Service for payment of this debt. In addition to the installment payments, the Internal Revenue Service has imposed certain conditions on us in order to continue in the agreement, one of which requires us to remain current on all future payroll tax deposits and reporting. There can be no assurances that we will be able to continue to meet the conditions established by the Internal Revenue Service, and any failure to do so may result in consequences to the Company, which could have a material adverse effect on our financial condition and results of operations.

IF WE ARE UNABLE TO COMPLETE A SIGNIFICANT EQUITY FINANCING, WE MAY BE REQUIRED TO DEFER COMPLETION OF FUTURESOFTWARE UPDATES AND REDUCE OVERHEAD SIGNIFICANTLY.

We believe we will need to obtain equity financing in an amount no less than $2 million within fiscal year 2004 in order to continue our product development, increase our sales, and fund our working capital requirements. Our ability to obtain additional equity financing will be dependent on a number of factors including our ability to identify capable and interested investors. Some of the factors affecting our ability to obtain such financing are to some degree outside of our control, including for example economic conditions, potential investors’ completion of due diligence, entry into definitive agreements with one or more interested investors, and/or the effectiveness of a registration statement covering shares to be issued and sold to investors. There can be no assurance that any such financing can be obtained or, if obtained, that it will be available on terms favorable to us.

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

We began to introduce our products and services during 1999. Although we have generated significant revenue from operations to date and have experienced a marked improvement in our overall financial condition over the past year, we have a very limited operating history on which you can evaluate our potential for future success. Rather than relying exclusively on historical financial information to evaluate our Company, you should evaluate us in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. Early-stage businesses commonly face risks such as the following:

o	lack of sufficient capital;

o	unanticipated problems, delays, and expenses relating to product development and implementation;

o	marketing difficulties;

o	competition;

o	technological changes; and

o	uncertain market acceptance of products and services.

THE LOSS OF ANY OF OUR KEY EXECUTIVES OR OUR FAILURE TO ATTRACT, INTEGRATE, MOTIVATE AND RETAIN ADDITIONAL KEYEMPLOYEES
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

PRODUCT RETURNS THAT EXCEED OUR ANTICIPATED RESERVES COULD RESULT IN WORSE THAN EXPECTED OPERATING RESULTS.

At the time we ship our products we establish reserves, including reserves that estimate the potential for future product returns. Product returns or price protection concessions that exceed our reserves could increase the magnitude of quarterly fluctuations in our operating and financial results. Furthermore, if we incorrectly assess the creditworthiness of our wholesale customers who take delivery of our products on credit, we could be required to significantly increase the reserves previously established. Although, historically, actual returns have been within management’s prior estimates, we cannot be certain that any future write-offs exceeding reserves will not occur or that amounts written off will not have a material adverse effect on our results of operations.

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

TO DEVELOP PRODUCTS THAT CONSUMERS DESIRE, WE MUST MAKE SUBSTANTIAL INVESTMENTS IN PRODUCT DEVELOPMENT.

The Bible-study, inspirational content, and organizational management software markets are subject to rapid technological developments. To develop products that consumers and church and other faith-based organizations desire, we must continually improve and enhance our existing products and technologies and develop new products and technologies that incorporate these technological developments. We cannot be certain that we will have the financial and technical resources available to make these improvements. We must make these improvements while remaining competitive in terms of performance and price. This will require us to make substantial investments in research and development, often times well in advance of the widespread release of the products in the market and any revenues these products may generate.

OUR PROPRIETARY TECHNOLOGY MAY NOT BE ADEQUATELY PROTECTED FROM UNAUTHORIZED USE BY OTHERS, WHICH COULD INCREASEOUR
LITIGATION COSTS AND ADVERSELY AFFECT OUR SALES.

Our ability to compete with other Bible and inspirational content software companies depends in part upon our proprietary technology. Unauthorized use by others of our proprietary technology could result in an increase in competing products and a reduction in our sales. We rely on trademark, trade secret and copyright laws to protect our technology. We cannot be certain, however, that these precautions will provide meaningful protection from unauthorized use by others. If we must pursue litigation in the future to enforce or otherwise protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely make substantial expenditures and divert valuable resources. In addition, many foreign countries’ laws may not protect us from improper use of our proprietary technologies outside of the United States. We may not have adequate remedies if our proprietary rights are breached or our trade secrets are disclosed.

NEW INTERNET ACCESS DEVICES MAY CHANGE THE WAY INFORMATION IS DISPLAYED REQUIRING US TO CHANGE OUR PRODUCTS.

Recent increases in the use of internet devices to access inspirational content and the continued development of internet devices as a medium for the delivery of network-based information, content, and services may require us to change our products. Our success depends on our ability to understand the method upon which our search engines operate and our ability to service new and emerging devices to access the internet, such as browser phones, personal digital assistants, and other wireless devices. To the extent these new Internet access devices change the way that information is displayed to the end user or causes a change in the medium that is searched, we may be required to revise the methodology of our products. Although our recent Palm version products have performed well for us, we cannot predict the impact that new devices will have on our services across the entire spectrum of developing technologies, and any required product adaptations may result in loss of revenue and goodwill, increased expenses, and reduced operating margins.

IF OUR PRODUCTS INFRINGE ANY PROPRIETARY RIGHTS OF OTHERS, A LAWSUIT MAY BE BROUGHT AGAINST US THAT COULD REQUIREUS
TO PAY LARGE LEGAL EXPENSES AND JUDGMENTS AND REDESIGN OR DISCONTINUE SELLING ONE OR MORE OF OUR PRODUCTS.

We believe that our products do not infringe any valid existing proprietary rights of third parties. Any infringement claims, however, whether or not meritorious, could result in costly litigation or require us to enter into royalty or licensing agreements. If we are found to have infringed the proprietary rights of others, we could be required to pay damages, redesign the products or discontinue their sale. Any of these outcomes, individually or collectively, could have a material adverse effect on our financial condition and results of operations.

WE FACE ADDITIONAL RISKS AS A RESULT OF OUR INTERNATIONAL SALES.

We currently sell through distributors to many foreign countries and expect to continue to develop this aspect of our business. Expanding into overseas operations may cost more than we expect. We also may be unsuccessful in expanding our presence in international markets, and we might lose all or part of our investment in those operations. Many of the distributors we sell to in foreign countries are not United States companies and have no legal presence in the United States, and we therefore face certain risks associated with doing business outside of the United States. As we continue to expand our international sales, we will be increasingly subject to various risks associated with international business. These risks include the following:

o	compliance with local laws and regulatory requirements, as well as changes in those laws and requirements;

o	restrictions on the repatriation of funds;

o	overlap of tax issues;

o	the business and financial condition of any overseas business partners;

o	political and economic conditions abroad; and

o	the possibility of expropriation or nationalization of assets, supply disruptions, currency controls, exchange rate fluctuations; or

o	changes in tax laws, tariffs, and freight rates.

WE ARE HIGHLY UNLIKELY TO BE PAYING ANY DIVIDEND ON OUR COMMON STOCK FOR THE FORSEEABLE FUTURE.

We do not anticipate paying dividends on our common stock in the foreseeable future. Rather, we intend to retain earnings, if any, for the operation and expansion of Company business.

Item 7. Financial Statements.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders of FindEx.com, Inc.:

We have audited the accompanying consolidated balance sheets of FindEx.com, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FindEx.com, Inc. as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company has negative working capital and total liabilities in excess of total assets. These factors raise substantial doubt about the ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLCBountiful,
UT

February 13, 2004

FindEx.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents
Unrestricted cash	$36,339	$9,235
Restricted cash	105,683	29,416

Total cash and cash equivalents	142,022	38,651
Accounts receivable, trade (Note 2)	365,803	228,241
Inventories (Note 3)	272,600	416,700
Other current assets	21,920	86,698

TOTAL CURRENT ASSETS	802,345	770,290

PROPERTY AND EQUIPMENT, net (Note 4)	65,603	93,053

OTHER ASSETS
Software license (Note 5)	2,513,158	2,557,395
Capitalized software development costs, net (Note 1)	584,706	280,502
Other assets	63,818	28,553

TOTAL OTHER ASSETS	3,161,682	2,866,450

TOTAL ASSETS	$4,029,630	$3,729,793

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable (Note 6)	$89,999	$749,999
Current maturities of long-term notes payable (Note 7)	126,876	56,999
Accrued royalties	1,499,006	2,130,613
Accounts payable	1,088,301	1,170,510
Rebates payable	357,451	413,687
Payroll taxes payable	221,600	340,571
Other current liabilities	363,893	470,311

TOTAL CURRENT LIABILITIES	3,747,126	5,332,690

LONG-TERM LIABILITIES
Long-term notes payable (Note 7)	73,764	49,045
Non-current deferred taxes (Note 8)	1,051,327	1,084,894

TOTAL LONG-TERM LIABILITIES	1,125,091	1,133,939

STOCKHOLDERS' EQUITY (Note 9)
Preferred stock, Series A, $.001 par value, 5,000,000
shares authorized, 11,400 shares issued and outstanding	11	11
Preferred stock, Series B, $.001 par value, 5,000,000
shares authorized, 40,000 shares issued and outstanding	40	40
Common stock, $.001 par value, 50,000,000 shares
authorized, 21,011,438 and 19,811,438 shares issued
and outstanding, respectively	21,011	19,811
Paid-in capital	7,080,629	7,029,079
Retained (deficit)	(7,944,278)	(9,785,777)

TOTAL STOCKHOLDERS' EQUITY	(842,587)	(2,736,836)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,029,630	$3,729,793

The accompanying notes are an integral part of these financial statements.

FindEx.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2002
REVENUES, net of reserves and allowances	$4,390,757	$3,908,694
COST OF SALES	1,113,866	814,225

GROSS PROFIT	3,276,891	3,094,469

OPERATING EXPENSES
Sales	813,438	811,275
General and administrative	1,861,185	1,798,015
Nonrecurring items (Note 10 )	(522,836)	--
Bad debt expense	23,208	3,284
Amortization expense	45,157	168,658
Depreciation expense	43,224	38,850

TOTAL OPERATING EXPENSES	2,263,376	2,820,082

EARNINGS FROM OPERATIONS	1,013,515	274,387

OTHER INCOME (EXPENSES)
Interest income	9,727	55
Other income	7,977	15,981
Nonrecurring items (Note 10 )	866,516	--
Gain (loss) on disposition of assets	(2,659)	137
Interest expense	(87,144)	(160,107)

NET OTHER INCOME (EXPENSES)	794,417	(143,934)

NET INCOME BEFORE INCOME TAXES	1,807,932	130,453
INCOME TAXES (Note 8)	33,567	86,525

NET INCOME	$1,841,499	$216,978

NET EARNINGS PER SHARE (Note 11)
Basic	$0.09	$0.01

Diluted	$0.08	$0.01

WEIGHTED NUMBER OF SHARES OUTSTANDING
Basic	20,411,438	17,607,104

Diluted	22,545,438	19,741,104

The accompanying notes are an integral part of these financial statements.

FindEx.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Series A	Series B	Shares	Amount	Paid-In Capital	Retained Earnings (Deficit)	Total
Balance, December 31, 2001	$11	$40	11,231,600	$11,231	$6,893,720	$(10,002,755)	$(3,097,753)
Common stock settlement for prior cash received	--	--	2,184,000	2,184	(2,184)	--	--
Common stock issued for services	--	--	6,465,838	6,466	162,473	--	168,939
Refund on stock subscription	--	--	(70,000)	(70)	(24,930)	--	(25,000)
Net Income December 31, 2002	--	--	--	--	--	216,978	216,978

Balance, December 31, 2002	11	40	19,811,438	19,811	7,029,079	(9,785,777)	(2,736,836)
Common stock issued for services	--	--	1,200,000	1,200	51,550	--	52,750
Net Income December 31, 2003	--	--	--	--	--	1,841,499	1,841,499

Balance, December 31, 2003	$11	$40	$21,011,438	21,011	$7,080,629	$(7,944,278)	$(842,587)

The accompanying notes are an integral part of these financial statements.

FindEx.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$4,228,649	$3,969,806
Cash paid to suppliers and employees	(3,364,838)	(3,320,037)
Other operating receipts	7,977	--
Interest paid	(43,203)	(108,355)
Interest received	9,727	55
Income taxes refunded	43,909	48

NET CASH PROVIDED BY OPERATING ACTIVITIES	882,221	541,517

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(18,433)	(43,581)
Proceeds from sale of property, plant and equipment	--	4,000
Deposits (paid) refunded	(500)	1,450
Software development costs	(659,486)	(357,539)
Website development costs	(35,684)	(18,978)

NET CASH (USED) BY INVESTING ACTIVITIES	(714,103)	(414,648)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from (on) line of credit, net	14,657	(21,934)
Payments made on long-term debt	(79,404)	(48,424)
Refund on stock subscriptions	--	(25,000)

NET CASH (USED) BY FINANCING ACTIVITIES	(64,747)	(95,358)

NET INCREASE IN CASH AND CASH EQUIVALENTS	103,371	31,511
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,651	7,140

CASH AND CASH EQUIVALENTS, END OF PERIOD	$142,022	$38,651

RECONCILIATION OF NET INCOME TO CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,841,499	$216,978
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & amortization	88,381	207,508
Provision for bad debts	23,208	3,284
Software development costs amortized	355,282	77,036
Stock issued for services	52,750	168,939
Non-cash non-recurring revenue	(650,000)	--
(Gain) loss on disposal of property, plant and
equipment	2,659	(137)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(160,770)	228,645
(Increase) decrease in refundable income taxes	43,909	(46,577)
Decrease in inventories	144,100	229,547
(Increase) decrease in prepaid expenses	20,869	(21,925)
Increase (decrease) in accounts payable	81,793	(267,864)
Increase in income taxes payable	--	3,272
(Decrease) in deferred taxes	(33,567)	(62,149)
Increase (decrease) in accrued royalties	(631,607)	47,919
(Decrease) in other liabilities	(296,285)	(242,959)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$882,221	$541,517

The accompanying notes are an integral part of these financial statements.

FindEx.com, Inc.
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

FindEx.com, Inc. (“FindEx” or the “Company”) was incorporated under the laws of the State of Delaware on December 26, 1995, as FinSource, Ltd. In April 1999, the Company merged with FINdex Acquisition Corporation (FAC), a Delaware corporation, in a stock for stock transaction. On April 30, 1999, the Company was acquired by EJH Entertainment, Inc. (EJH), a Nevada corporation, in a stock for stock transaction and the name of the Company was changed to FindEx.com, Inc. Both the merger with FAC and the acquisition by EJH were treated as reorganization mergers with the surviving Company and accounting history being that of FinSource (the accounting acquirer).

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

Concentrations

Financial instruments that potentially subject FindEx to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. FindEx places its cash and cash equivalents at well-known, quality financial institutions. FindEx sells a majority of its products to end-users through distributors, Christian bookstores, Internet and direct marketing efforts. Although FindEx attempts to prudently manage and control accounts receivable and performs ongoing credit evaluations in the normal course of business, the Company generally requires no collateral on its product sales.

During the years ended December 31, 2003 and 2002, the Company had no major customers that individually accounted for 10% or more of the annual sales.

During the years ended December 31, 2003 and 2002, five vendors provided purchases individually of 10% or more of the total product and material purchases as follows: Vendor A accounted for 10% and 33%, respectively, Vendor B accounted for 27% and 12%, respectively, Vendor C accounted for 26% and 10%, respectively, Vendor D accounted for 2% and 14%, respectively, and Vendor E accounted for 6% and 16%, respectively. Accounts payable relating to Vendors A, B, C, D, and E were $-0- and $24,416, $39,431 and $22,097, $14,379 and $287, $-0- and $8,138, and $3,917 and $-0-, as of December 31, 2003 and 2002 respectively.

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

Restricted Cash

Restricted cash represents cash that, under the terms of our Accounts Receivable Financing Agreement, has been set aside for the repurchase of invoices assigned to our lender and cash held in reserve by our merchant banker to allow for a potential increase in credit card chargebacks from increased consumer purchases of QuickVerse® 8. The cash held in reserve by our merchant banker will be unrestricted when consumer sales and chargeback volumes stabilize.

Inventory

Inventory, including out on consignment, consists primarily of software media, manuals and related packaging materials and is recorded at the lower of cost or market value, determined on a first-in, first-out basis.

Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Total capitalized software development costs were $1,017,025 and $357,539, less accumulated amortization of $432,319 and $77,037 at December 31, 2003 and 2002, respectively. Research and development costs incurred and charged to expense were $128,159 and $51,668 for the years ended December 31, 2003 and 2002, respectively (see Note 3).

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

Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives.

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

Advertising

Advertising costs, including direct response advertising costs, are charged to operations as incurred. The Company has determined that direct response advertising costs are insignificant. Total advertising costs for the years ended December 2003 and 2002 were approximately, $240,000 and $278,000, respectively.

Stock-based Compensation

As permitted under SFAS No. 123, Accounting for Stock-based Compensation, and amended under SFAS No. 148, Accounting for Stock-based Compensation-Transition and Disclosure, the Company has elected to follow the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based awards to employees (see Note 11) and, accordingly, does not recognize compensation cost when employee stock-option grants are made at fair-market value.

Income Taxes

The Company utilizes SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Earnings Per Share

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

In the case of a net loss, it is assumed that no incremental shares would be issued because they would be anti-dilutive. In addition, certain options and warrants are considered antidilutive because the exercise prices were above the average market price during the period. Antidilutive shares are not included in the computation of diluted earnings per share, in accordance with SFAS No. 128.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards of reporting and displaying comprehensive income and its components of net income and “other comprehensive income” in a full set of general-purpose financial statements. “Other comprehensive income” refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. The adoption of this Statement had no impact on the Company’s net income or loss or stockholders’ equity.

Transfer of Financial Assets

The Company has adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

Fair Value of Financial Instruments

Unless otherwise indicated, the fair values of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments because of the short maturity of those instruments.

Reclassifications

Certain accounts in the 2002 financial statements have been reclassified for comparative purposes to conform with the presentation in the 2003 financial statements.

NOTE 2 – ACCOUNTS RECEIVABLE

At December 31, 2003 and 2002, accounts receivable consisted of the following (see Note 1 – Concentrations):

	2003	2002
Trade receivables	$384,803	$236,241
Less: Allowance for doubtful accounts	19,000	8,000

	$365,803	$228,241

During the years ended December 31, 2003 and 2002, we transferred accounts receivable totaling $320,533 and $399,556 to a lender for cash advances of $192,320 and $239,734, respectively. As accounts are paid, the collected funds (less the amount advanced and appropriate fees) are disbursed to the Company (see Note 1 – Restricted Cash). The transfer agreement includes a repurchase requirement and, accordingly, the proceeds were accounted for as a secured borrowing. At December 31, 2003 and 2002, the balance of receivables transferred and included in trade receivables was $34,893 and $9,804, respectively. The remaining secured borrowing balances of $20,936 and $6,277 are included in accrued expenses at December 31, 2003 and 2002, respectively.

NOTE 3 – INVENTORIES

At December 31, 2003 and 2002, inventories consisted of the following:

	2003	2002
Raw materials	$75,000	$121,000
Finished goods	197,600	295,700

	$272,600	$416,700

During the year ended December 31, 2003, the Company wrote-off obsolete inventory with a carried cost totaling $60,792. These have been recognized as an expense (see Note 10 – Non-Recurring Items).

NOTE 4 – PROPERTY AND EQUIPMENT, net

At December 31, 2003 and 2002, property and equipment consisted of the following:

	2003	2002
Office furniture and fixtures	$51,119	$49,845
Office equipment	24,099	24,099
Warehouse equipment	23,150	23,150
Computer software	41,297	34,628
Computer equipment	61,905	60,770

	201,570	192,492
Less: Accumulated depreciation	135,967	99,439

	$65,603	$93,053

NOTE 5 – SOFTWARE LICENSE AGREEMENT

During the year ended December 31, 2002, the Company offset the remaining unpaid installment ($1,051,785) against the carrying value of the software license in accordance with the terms of a tentative settlement agreement with The Learning Company (TLC). In addition, the agreement called for the extension of the estimated life of the license from 10 years to 50 years. Amortization expense for 2002, determined using the straight-line method, was reduced by approximately $112,000.

On October 20, 2003, the Company reached settlement in a dispute with The Zondervan Corporation and The Learning Company (TLC). The settlement provided, amongst other things, for the transfer of ownership of the Licensed Media, Programs, or Trademarks from TLC to FindEx. This effectively changed the substance from an amortizable intangible asset with a finite useful life to an unamortizable intangible asset with an indefinite useful life. Amortization expense for 2003, determined using the straight-line method, was calculated through the settlement date (see Note 18 – Subsequent Events).

NOTE 6 – NOTES PAYABLE

At December 31, 2003 and 2002, notes payable consisted of the following:

	2003	2002
Unsecured demand note payable to a corporation, with interest at 9%	$--	$650,000

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into
660,000 restricted common shares	33,333	33,333

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into
660,000 restricted common shares	33,333	33,333

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into
660,000 restricted common shares	23,333	33,333

	$89,999	$749,999

During the year ended December 31, 2003, the Company reclassified as other income – nonrecurring items (See Note 10) proceeds totaling $650,000, and the corresponding accrued interest payable, received in late 1999 and early 2000 that were previously recorded as an unsecured note payable.

NOTE 7 – LONG-TERM NOTES PAYABLE

At December 31, 2003 and 2002, long-term notes payable consisted of the following:

	2003	2002
Unsecured term note payable to a corporation due October 2004 in monthly	$53,975	$106,044
installments of $5,285, including interest at 8%

Term note payable to a corporation due December 2005 in monthly installments
of $6,833, including interest at 8%. Secured by inventory	146,665	--

	200,640	106,044
Less current maturities	126,876	56,999

	$73,764	$49,045

Principal maturities at December 31, 2003 are as follows:

2004	$126,876
2005	73,764

$200,640

NOTE 8 – INCOME TAXES

The provision (benefit) for taxes on income for the years ended December 31, 2003 and 2002 consisted of the following:

	2003	2002
Current:
Federal	$--	$--
State	--	(27,648)

	--	(27,648)

Deferred:
Federal	(29,061)	(45,152)
State	(4,506)	(13,725)

	(33,567)	(58,877)

Total tax provision (benefit)	($33,567)	$(86,525)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2003 and 2002 are as follows:

Current Deferred Tax Assets:
Net operating loss carryforward
Federal	$102,000	$102,000
State	24,000	24,000
Reserve for sales returns
Federal	19,574	19,630
State	4,606	4,619
Reserve for technical support costs
Federal	12,580	15,251
State	2,960	3,588
Reserve for rebates payable
Federal	--	8,398
State	--	1,976
Accrued compensation costs
Federal	60,781	34,235
State	14,301	8,055
Reserve for bad debts
Federal	6,460	2,720
State	1,520	640

	248,782	225,112
Less valuation allowance for deferred tax assets	248,782	225,112

Net Current Deferred Tax Assets	--	--

Non-Current Deferred Tax Assets:
Net operating loss carryforward
Federal	$2,417,616	$3,132,422
State	721,673	742,937
Reorganization Costs
Federal	11,900	22,100
State	2,800	5,200
Property and equipment, net
Federal	614	--
State	144	--
State deferred tax liabilities
Federal	68,086	69,618

	3,222,833	3,972,277
Less valuation allowance for deferred tax assets	3,222,833	3,972,277

Net Non-Current Deferred Tax Assets	--	--

Non-Current Deferred Tax Liabilities:
Software license fees
Federal	(851,074)	(876,024)
State	(200,253)	(203,792)
Property and equipment, net
Federal	--	(4,111)
State	--	(967)

Net Non-Current Deferred Tax Liability	(1,051,327)	(1,084,894)

Net Deferred Tax Asset (Liability)	$(1,051,327)	$(1,084,894)

Those amounts have been presented in the Company’s financial statements as follows:

Non-current deferred tax liability	$(1,051,327)	$(1,084,894)

The valuation allowance for deferred tax assets was decreased by $725,775 during the year ended December 31, 2003 and increased by $192,587 during the year ended December 31, 2002.

At December 31, 2003, the Company has available net operating loss carryforwards of approximately $8,437,000 for federal income tax purposes that expire in 2021. The federal carryforwards resulted from losses generated in 1996 through 2002. The company also has net operating loss carryforwards available for state income tax purposes ranging from approximately $25,000 to approximately $841,000 that expire in 2021.

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

Expense at Federal statutory rate - 34%	$614,697	$44,354
State tax effects, net of Federal tax benefits	178,721	(41,373)
Nondeductible expenses	1,764	6,850
Taxable temporary differences	(3,213)	(48,062)
Deductible temporary differences	(99,761)	(95,966)
Deferred tax asset valuation allowance	(725,775)	47,672

Income tax benefit	$(33,567)	$(86,525)

NOTE 9 – STOCKHOLDERS’ EQUITY

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

On July 25, 2003, the Company issued 250,000 common shares to an employee as settlement of a 2002-signing bonus. These shares were valued at $.04 per share, the value on the date the settlement was accepted by the employee.

On July 25, 2003, the Company issued a total of 600,000 common shares to the external Board of Directors as their annual calendar 2003 compensation in lieu of cash payments. These shares were valued at $.045 per share.

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

Convertible Preferred Stock (Series A)

The rights, preferences and privileges of the preferred shareholders are as follows:

Dividends
>Holders of Series A Preferred Stock (the Preferred Stock) are entitled to receive common stock dividends of $.50 per share per annum, in preference to any payment of cash dividends declared or paid on shares of common stock. Dividends on Preferred Stock are fully cumulative and are payable as determined by the Board of Directors. As of December 31, 2003, no dividends have been declared.

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

Convertible Preferred Stock (Series B)

The rights, preferences and privileges of the preferred shareholders are as follows:

Dividends
>The holders are entitled to receive cash dividends at the rate of $1.60 per annum per share, and not more, which shall be fully cumulative, shall accrue without interest from the date of first issuance and shall be payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year commencing September 15, 1999, to holders of record as they appear on the stock books of the corporation on such record dates, not more than 60 nor less than 10 days preceding the payment dates for such dividends, as are fixed by the Board of Directors. As of December 31, 2003, no dividends have been declared.

Liquidation
The holders are entitled to a liquidation preference of an amount equal to the dividends accrued and unpaid, whether or not declared, without interest, and a sum equal to $20.00 per share, and not more, before any payment shall be made or any assets distributed to the holders of Common Stock or any other class or series of the Corporation’s capital stock ranking junior as to liquidation rights to the Convertible Preferred Stock.

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

Redemption
Subject to restrictions, shares of the Series shall be redeemable at the option of the Corporation at any time at the redemption price of $20.00 per share plus, in each case, an amount equal to the dividends accrued and unpaid thereon to the redemption date. The Corporation may not redeem any shares of Preferred Stock unless the current market value of the Corporation’s Common Stock, as defined, immediately prior to the redemption date is not less than $18.00 per share.

Voting Rights
The holder of each share of Preferred Stock is not entitled to vote, except as required by law and as a class. Voting as a class, the holders are entitled to elect one director to fill one directorship.

NOTE 10 – NONRECURRING ITEMS

APB Opinion No. 30 requires material events or transactions that are either unusual or infrequent, but not both, to be presented in the income statement as separate elements of income from continuing operations.

During the year ended December 31, 2003, the Company wrote-off obsolete inventory with a carried cost totaling $60,792. This has been recognized as an expense.

During the year ended December 31, 2003, the Company recorded an adjustment to the balance of accrued royalties in the amount of $583,628. This adjustment resulted from an internal audit of the royalty calculations as affected by the product sales provided by TLC during the second quarter of 2001. These reduced sales numbers also resulted in the June 30, 2001 bad debt provision totaling $2,391,000 from net balances owed the Company by TLC. The royalty liabilities had been accrued based on FindEx sales to TLC as originally reported. This has been recognized as an expense recovery and included in operating expenses.

During the year ended December 31, 2003, the Company reclassified as other income – nonrecurring items proceeds totaling $650,000, and the corresponding accrued interest payable totaling $216,516, that were previously recorded as an unsecured note payable. The determination to reclassify the obligation was made on the basis of the combined facts that (i) the obligation exists, if at all, solely pursuant to an oral loan agreement made over three years ago in the State of North Carolina with a representative of the party to whom the obligation was believed to have been owed, (ii) no party has ever made any demand for repayment thereof despite the fact that no payments have ever been made on the obligation, (iii) the party believed to be owed the obligation, upon inquiry, claims no record of any such obligation, and (iv) the State of North Carolina Statute of Limitations applicable to oral agreements, believed to govern the continued enforceability of the obligation, has expired.

NOTE 11 – EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options (see Note 12), assuming that the Company reinvested the proceeds to purchase additional shares at market value.

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

For the Year Ended December 31	2003	2002
Net Income	$1,841,499	$216,978
Preferred stock dividends	--	--

Net income available to common shareholders	$1,841,499	$216,978

Basic weighted average shares outstanding	20,411,438	17,607,104
Dilutive effect of:
Stock options	--	--
Convertible notes payable	1,980,000	1,980,000
Convertible Preferred Series A	114,000	114,000
Convertible Preferred Series B	40,000	40,000
Warrants	--	--

Diluted weighted average shares outstanding	22,545,438	19,741,104

Earnings per share:
Basic	$0.09	$0.01

Diluted	$0.08	$0.01

A total of 4,650,283 and 4,203,450 dilutive potential securities for the years ended December 31, 2003 and 2002, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

NOTE 12 – STOCK-BASED COMPENSATION

The Stock Incentive Plan (the “Plan”) authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to directors, officers and other key employees of the Company. Stock options are granted at an exercise price as determined by the Board at the time the Option is granted and shall not be less than the par value of such shares of Common Stock. Stock options vest quarterly over three years and have a term of ten years. At December 31, 2003, 5,709,717 shares were available for future issuance under the Plan.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for outstanding stock options. Had compensation cost for the Company’s outstanding stock options been determined based on the fair value at the grant date (calculated using the Black-Scholes Option-Pricing Model) for those options consistent with SFAS No. 123, the Company’s net income and primary and diluted earnings per share would have differed as reflected by the pro forma amounts indicated below:

	2003	2002
Net income, as reported	$1,841,499	$216,978
Pro Forma compensation charge under SFAS 123	(59,722)	(162,101)
Pro Forma net income	$1,781,777	$54,877
Earnings per share:
Basic - as reported	$0.09	$0.01
Basic - pro forma	$0.09	$0.01
Diluted - as reported	$0.08	$0.01
Diluted - pro forma	$0.08	$0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	280%
Risk-free interest rate	6.00%

Activity under the Company’s stock option plan is summarized as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2001	6,531,148	2,468,852	$.42
Granted	(500,000)	500,000	$.05
Exercised	--	--	--
Forfeited (canceled unvested options only)	--	(63,750)	$.16
Canceled	125,402	(125,402)	$.39

Balance at December 31, 2002	6,156,550	2,843,450	$.33
Granted	(500,000)	500,000	$.04
Exercised	--	--	--
Forfeited (canceled unvested options only)	--	(6,917)	$.20
Canceled	53,167	(53,167)	$.39

Balance at December 31, 2003	5,709,717	3,290,283	$.29

The following table summarizes information about stock options outstanding at December 31, 2003.

Outstanding Options				Exercisable Options
Range of Exercise Prices	Outstanding at December 31, 2003	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable at December 31, 2003	Weighted-Average Exercise Price
$0.00 to $1.10	3,290,283	7.8	$.2906	3,026,783	$.3430

NOTE 13 – RENTAL AND LEASE INFORMATION

The Company leases office space/warehouse facilities under an operating lease with a third-party with terms extending through 2007. The Company is responsible for all taxes, insurance and utility expenses associated with this lease. There is no lease renewal option contained in the lease. Rental expense for the years ended December 31, 2003 and 2002 amounted to $51,039and $109,165, respectively. Rental expenses are included in capitalized software development costs (See Note 1 – Software Development Costs).

At December 31, 2003, the future minimum rental payments required under this lease are as follows:

2004	$64,191
2005	65,491
2006	65,491
2007	27,288

$222,461

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

The Company incurred the following non-cash investing and financing activities during the years ended December 31, 2003 and 2002, respectively:

	2003	2002
Common stock and warrants issued for services	$52,750	$168,939

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

On November 14, 2001, The Zondervan Corporation elected to enforce a court order and served notice that we cease selling, marketing and manufacturing all products containing their copyrighted material. We are abiding by the court order and are no longer shipping products containing Zondervan’s copyrighted material.

The Company previously reached tentative settlement in a dispute with The Learning Company over various provisions of several agreements, including the software license agreement (see Note 5). Disposition of the tentative settlement was contingent upon settlement of negotiations with The Zondervan Corporation.

In March 2004, the Company finalized the settlement with The Zondervan Corporation and The Learning Company. The Settlement Agreement was effective October 20, 2003 and calls for FindEx to pay Zondervan a total of $500,000, plus 5% simple interest, in installments of $150,000, plus interest, due November 15, 2003 and January 30, 2004 (which have been paid), and installments of $100,000, plus interest, due April 30, 2004 and July 30, 2004.This agreement is secured by all rights, title and interest in QuickVerse® together will all proceeds produced by QuickVerse®. In addition, the Agreement provides for the transfer of ownership of QuickVerse®, including; (i) the object and source code, and (ii) patents, trademarks, trade names, etc., from TLC to FindEx.

On February 28, 2003, the Internal Revenue Service approved the Company’s request to pay back payroll taxes in monthly installments of $10,000 through May 5, 2003. This was extended through January 5, 2004. The monthly installments increase to $45,000 beginning February 5, 2004 and continuing through July 5, 2004.

NOTE 16 – RISKS AND UNCERTAINTIES

The Company’s future operating results may be affected by a number of factors. The Company is dependent upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to the Company, operations could be adversely affected.

NOTE 17 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a negative current ratio and total liabilities in excess of total assets. Those factors, as well as uncertainty in securing financing for continued operations, create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company has developed a plan to reduce its liabilities through sales of new releases of the Company’s flagship software titles. The ability of the Company to continue as a going concern is dependent on the acceptance of the plan by the Company’s creditors and the plan’s success. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 18 – SUBSEQUENT EVENTS

In March 2004, the Company entered into an operating lease agreement with a third party for office facilities in Naperville, Illinois. The agreement expires March 31, 2005 and carries an option to renew for one year. The Company is responsible for all taxes, insurance and utility expenses associated with this lease. Future minimum rental payments required under this lease are as follows:

2004	$12,192
2005	3,850

$16,042

In March 2004, the Company finalized settlement of the disputes with The Zondervan Corporation and The Learning Company. The settlement agreement stipulated that execution was as of October 20, 2003 (see Note 15 – Commitments and Contingencies).

In April 2004, the Company committed to issue a total of 1,519,349 common shares to executive management in lieu of cash as payment of their 2003 accrued performance bonus.

         Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not Applicable.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Based on their most recent evaluation of our disclosure controls and procedures, which was completed within 90 days of the filing of this Form 10-KSB, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

(b) Changes In Internal Controls

Formation of Disclosure Controls and Procedures Officer Committee

The Disclosure Controls and Procedures Officer Committee (the “Disclosure Policy Committee”) was formed in September of 2002 and charged with the responsibility for considering the materiality of information and determining disclosure obligations on a timely basis. The Disclosure Policy Committee has implemented disclosure controls and procedures that meet the standards established by the new rules. These controls and procedures will be reviewed and adopted by the Audit Committee of our Board of Directors.

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

PART III

Item 9. Directors and Executive Officers of the Registrant.

Our directors and executive officers and their ages as of March 2004 are as follows:

Name	Age	Position
Henry M. Washington, Ph.D	60	Director
John A. Kuehne, CA	46	Director
Kirk R. Rowland, CPA	44	Director and Chief Financial Officer
William Terrill	47	Chief Technology Officer
Britt Edwards	41	Vice President, Sales

Steven Malone - Chairman of the Board of Directors, President and Chief Executive Officer

Mr. Malone has served as President and Chief Executive Officer since March 2001 and director and Chairman of the Board since February 2002, upon the resignation of our previous Chairman — Benjamin Marcovitch. Between July 2000 and March 2001, Mr. Malone was Senior Vice President and between June 1999 and July 2000 he was a Vice President. Mr. Malone possesses over sixteen years of experience in the computer industry, with the last ten focused on software sales. As a National Account Manager for Grolier Interactive, he was responsible for their largest retail and distribution accounts. As Director of Corporate Sales for Software Publishing Corporation (SPC), he was responsible for the on-going sales growth of premiere corporate products, such as the award winning Harvard Graphics, as well as the introduction of several new products to the corporate marketplace. As Director of Sales for InfoUSA, he was responsible for sales and marketing of InfoUSA’s products to retail, distribution, OEM and corporate accounts.

Henry M. Washington, Ph.D. – Director

Dr. Washington has served as director since December 2000. He is presently President/CEO of Jamestown Plastic Molders Corporation, www.jpmold.com. Jamestown Plastic Molders provides design assistance, injection molding, plastic extrusion, assembly, tooling construction, metal fabricating, inspection, sequencing, and warehousing services. Prior to his current position, he had been Managing Director of Rilas & Rogers, LLC, an international consulting firm located in Detroit, since 1994. Dr. Washington held short-term assignments with the U.S. Department of Commerce, where he was Executive Director of the Department’s Minority Business Opportunity Committee (MBOC). He serves on several discussion groups including the World Bank, USAID, and the International Monetary Fund. He also serves on the Board of Directors of People Aspiring for Hope (PATCH) and International Conference of Bishops.

John A. Kuehne, CA – Director

Mr. Kuehne has served as director since December 2000. He is presently a management consultant and President of SmallCap Corporate Partners Inc., www.smallcap.ca, where his focus is on corporate finance and investor communications. Mr. Kuehne is experienced in finance and accounting, including nine years with Deloitte & Touche, in Edmonton and Chicago. He also has industry experience, including over seven years with Doman Industries Limited, a large Canadian forest products company, culminating as Chief Financial Officer. At Doman Industries, Mr. Kuehne gained practical experience in corporate finance and mergers and acquisitions, completing a US $125 million senior note issue through Bear Stearns and the $140 million acquisition of Pacific Forest Products. Mr. Kuehne is also currently a director of Prospector Consolidated Resources,(TSX-V:PRR) and Beau Pre Explorations (TSX-V: BPD) Mr. Kuehne holds a Bachelor of Commerce degree from the University of Alberta and a Masters of Management from the highly rated J.L.Kellogg Graduate School of Management at Northwestern University. He qualified as a Canadian Chartered Accountant in 1983 and as an American Certified Public Accountant in 1985.

Kirk R. Rowland, CPA – Chief Financial Officer

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

William Terrill – Chief Technology Officer

Mr. Terrill rejoined Findex.com in July 2002 as Chief Technology Officer. He has over 25 years experience managing software divisions and technology efforts for Findex.com, The Learning Company, Mindscape, and The Software Toolworks. As Vice President of the Church Division for The Learning Company, Mr. Terrill managed a 30% annual revenue increase and shared responsibilities spinning off the division to Findex.com. Mr. Terrill was the Senior Vice President Reference Products Division for Mindscape from 1989 to 1995 managing revenues exceeding $14 million. He has extensive experience managing international software development teams in China, Singapore, United Kingdom, India, and Russia. Mr. Terrill has experience with joint ventures, spin-offs, mergers, IPOs, and corporate acquisitions. In addition, Mr. Terrill has lead software product marketing teams and content/media acquisition efforts for over ten years. As a consultant, Mr. Terrill has extensive experience leading large-scale product development and information technology efforts for Ford Motor Company, Navistar, Nalco Chemical, American Express, Motorola, and IBM Global Services.

Britt Edwards – Vice President of Sales

Mr. Edwards has served as Vice President of Sales since April 2002. Mr. Edwards served as director of Christian Booksellers Association (CBA) Sales from July 1999 to April 2002. Mr. Edwards has been in the Christian Booksellers Association (CBA) marketplace for more than 15 years. He got his start in 1988 with LifeWay Christian Resources as LifeWay Christian Stores retail manager. He then worked successfully for Genesis Marketing Group as a Sales Manager for Texas, Oklahoma, Louisiana and New Mexico. From there he served as a Product Manager, for the largest Christian Distributor Spring Arbor, which is now owned by Ingram Book Group. He left Spring Arbor as National Sales Manager to become the National Sales Manager for Parsons Technology, then owned by Broderbund.

Board of Directors Committees

There are currently two standing committees comprised of members of our board of directors. These include the Audit Committee and the Compensation Committee.

Since December 2000, Findex has had an Audit Committee. The current members of our Audit Committee include John Kuehne, Dr. Henry M. Washington, and Steven Malone. We currently have one member, John Kuehne, who is a “financial expert” (as defined in Regulation 228.401(e)(1)(i)(A) of Regulation S-B) serving on our Audit Committee. Mr. Kuehne would be considered as an “independent” director under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

Since July 2003, there have been two members on our board of directors standing Compensation Committee. The current members of our Compensation Committee include Dr. Henry M. Washington and John Kuehne.

Disclosure Policy Committee

Since September 2002, Findex has had a Disclosure Policy Committee. The current members of the Disclosure Policy Committee include Steven Malone, John Kuehne, and Kirk Rowland. The Disclosure Policy Committee has implemented disclosure controls and procedures that meet the standards established by the new rules.

Code	of Ethics

The Company has adopted the Code of Ethics attached as Exhibit 14.1 to this Form 10-KSB for its senior financial officers and the principal executive officer.

Compliance	with Section 16(a)

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms they filed.

The following table sets for the compliance reporting under Section 16(a) during the last fiscal year.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Steven Malone	1	-	4
John A. Kuehne	4	1	3
Henry M. Washington	-	1	7
Kirk R. Rowland	1	-	5
William Terrill	-	2	5
Britt Edwards	-	1	4

Item 10. Executive Compensation.

Summary Compensation Table

The following table sets forth the total compensation paid to the Company’s former Chief Executive Officer during the last three completed fiscal years and each of the other executive officers of the Company who received compensation of $100,000 or more during any such year. Joseph V. Szczepaniak served as the Company’s Chief Executive Officer from May, 1999 until February 28, 2001 and Steven Malone has served as the Company’s President and Chief Executive Officer since such date. William Terrill has served as the Company’s Chief Technology Officer since July 2002. Kirk Rowland has served as Chief Financial Officer and director since March 2002. No other individuals employed by the Company received a salary and bonus in excess of $100,000 during 2003.

Name and Principal Position	Year	Annual Compensation Salary Bonus		Long Term Compensation Awards Restricted Securities Stock Underlying Awards Options (#)
Joseph V. Szczepaniak	2003	-0-	-0-	-0-	-0-
Former Chairman &	2002	-0-	-0-	-0-	-0-
Chief Executive Officer	2001	$ 54,036	-0-	-0-	-0-
Steven Malone,	2003	$150,000	$18,079	-0-	-0-
President and Chief Executive	2002	$150,000	$ 2,203	$37,306	-0-
Officer	2001	$150,000	-0-	-0-	300,000
William Terrill	2003	$150,000	$18,079	$14,536	500,000
Chief Technology Officer	2002	$ 72,115	$ 2,203	-0-	500,000
	2001	-0-	-0-	-0-	-0-
Kirk Rowland	2003	$ 82,306	$18,079	-0-	-0-
Chief Financial Officer	2002	$ 80,000	-0-	$31,807	-0-
	2001	$ 76,040	-0-	-0-	225,000

Information Concerning Stock Options

The Company did grant stock options during the fiscal year ended December 31, 2003. However, no such executive exercised any stock options during the fiscal year 2003.

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price($/Sh)	Expiration Date
Steven Malone	-0-	-0-	-0-	-0-
William Terrill	500,000	100	$0.04	June 6, 2012
Kirk Rowland	-0-	-0-	-0-	-0-

Director Compensation

Pursuant to authority granted under our Article III, Section 13 of our bylaws, non-officer directors are entitled to such compensation as our board of directors shall determine. On July 25, 2003, the Company resolved to issue each of its outside directors 300,000 common shares valued at $.045 per share in lieu of cash and meeting fees, for the period January 2003 through December 2003.

Employment Agreements

Mr.     Malone is employed pursuant to a three-year employment agreement, which commenced on July 25, 2003. The agreement provides for a base annual salary equal to $150,000 and an annual bonus equal to 1% of our net income. In the event Mr. Malone is terminated by the Company, other than for cause, the Company is required to pay him his then base salary until the later of (i) the expiration of the employment agreement or (ii) one year. Mr. Malone has agreed to refrain from competing with us for a period of one year following the termination of his employment.

Mr.     Terrill is employed pursuant to a three-year employment agreement, which commenced on June 7, 2002. The agreement provides for a base annual salary equal to $150,000, an annual bonus equal to 1% of our net income, 500,000 stock options upon his start date at an exercise price of $0.05 per share, and an additional 500,000 stock options upon the one year anniversary of his start date based on performance criteria outlined in a separate agreement. The agreement also included a signing cash bonus of $10,000, which was converted on July 25, 2003 into 250,000 common shares at the market price of $0.04 per share, the value on the date the settlement was accepted. In the event Mr. Terrill is terminated by the Company, other than for cause, the Company is required to pay him his then base salary until the later of (i) the expiration of the employment agreement or (ii) one year. Mr. Terrill has agreed to refrain from competing with us for a period of one year following the termination of his employment.

Mr.     Rowland is employed pursuant to a two-year employment agreement, which commenced on July 25, 2003. The agreement provides for a base annual salary equal to $110,000 and an annual bonus equal to 1% of our net income. In the event Mr. Rowland is terminated by the Company, other than for cause, the Company is required to pay him his then base salary until the later of (i) the expiration of the employment agreement or (ii) one year. Mr. Rowland has agreed to refrain from competing with us for a period of one year following the termination of his employment.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth information regarding the beneficial ownership of our common stock as of March 30, 2004. The information in this table provides the ownership information for:

o each person known by us to be the beneficial owner of more than 5% of our Common Stock; o each of our directors and executive officers; and o all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the Common Stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 21,011,438 shares of common stock currently outstanding (reflects the 1-for-40 reverse stock-split of our common stock that occurred on April 9, 1999) and 3,927,349 additional shares potentially acquired within sixty days. The address of each person listed is in care of Findex.com, Inc., 11204 Davenport Street, Suite 100, Omaha, Nebraska 68154.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Steven Malone	2,376,111	9.5%
Henry M. Washington	1,650,000	6.6%
John A. Kuehne	1,650,000	6.6%
Kirk R. Rowland	1,894,111	7.6%
William Terrill	1,751,127	7.0%
All officers and directors	9,321,349	37.3%
as a group (5 persons)
(1)	Consists of stock options to acquire up to 425,000 shares of common stock, 350,000 of which are presently exercisable and 1,809,111 common shares directly owned and stock options to acquire up to 58,000 shares of common stock 45,500 of which are presently exercisable and 84,000 common shares indirectly owned through spouse.

(2)	Consists of stock options to acquire up to 350,000 shares of common stock, all of which are presently exercisable and 1,300,000 common shares directly owned.

(3)	Consists of stock options to acquire up to 225,000 shares of common stock, 172,917 of which are presently exercisable and 1,669,111 common shares directly owned.

(4)	Consists of stock options to acquire up to 1,000,000 shares of common stock, all of which are presently exercisable, and 751,127 common shares directly owned.

Item 12. Certain Relationships and Related Transactions.

There are no related party transactions to be reported.

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

10.2 License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999. FILED HEREWITH.

10.3 Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003. FILED HEREWITH.

10.4 Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003. FILED HERWEWITH.

10.5 Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002. FILED HEREWITH.

10.6 Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003. FILED HEREWITH.

10.7 Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003. FILED HEREWITH.

10.8 Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003. FILED HEREWITH.

14.1 Code of Ethics, adopted by Board of Directors March 30, 2004. FILED HEREWITH.

31.1 Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated April 14, 2004. FILED HEREWITH.

31.2 Certification of Findex.com, Inc. Chief Financial Officer, Kirk Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated April 14, 2004. FILED HEREWITH.

32.1 Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated April 14, 2004. FILED HEREWITH.

32.2 Certification of Findex.com, Inc. Chief Financial Officer, Kirk Rowland, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated April 14, 2004. FILED HEREWITH.

    (b)        Reports on Form 8-K and Form 8-K/A filed during the three months ended December 31, 2003:

None.

28

Item 14. Principal Accountant Fees and Services

Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2003	2002
Audit fees	$ 14.32$14,550
Audit-related fees	$ --	$ --
Tax fees	$ --	$ --
All other fees	$ --	$ --
All other fees, including tax consultation	$ --	$ --
and preparation

All audit fees are approved by our audit committee and board of directors. Chisholm, Bierwolf & Nilson does not provide any non-audit services to the Company.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC. By: /s/ Steven Malone Steven Malone President and Chief Executive Officer

Date: April 14, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Title Date /s/ Steven Malone Chairman of the Board, President and Chief April 14, 2004 Steven Malone Executive Officer (principal executive officer) /s/ John A. Kuehne Director April 14, 2004 John A. Kuehne /s/ Henry M. Washington Director April 14, 2004 Henry M. Washington /s/ Kirk R. Rowland Director and Chief Financial Officer April 14, 2004 Kirk R. Rowland (principal financial and accounting officer)

EXHIBIT 14.1

Code of Ethicsfor
Senior Financial Officers

and the Principal Executive Officer of

Findex.com, Inc.

Findex.com, Inc. (the “Company”) is committed to conducting its business in compliance with all applicable laws and regulations and in accordance with high standards of business conduct. The Company strives to maintain the highest standard of accuracy, completeness, and disclosure in its financial dealings, records, and reports. These standards serve as the basis for managing the Company’s business, for meeting the Company’s duties to its stockholders, and for maintaining compliance with financial reporting requirements. The Company’s principal executive officer and all of the Company’s senior financial executives must agree to comply with the following principles and will promote and support this Code of Ethics, and comply with the following principles. For the purposes of this Code of Ethics, “senior financial officers” means the Company’s principal financial officer and controller or principal accounting officer, or persons performing similar functions.

The principal executive officer and each senior financial officer of the Company will adhere to and advocate the following principals and responsibilities governing his or her professional and ethical conduct, each to the best of his or her knowledge and ability.

1.	Act with honesty and integrity and in an ethical manner, avoiding actual or apparent conflicts of interest in personal and professional relationships.

2.	Promptly disclose to the Company, through the General Counsel, Chief Accounting Officer, or Audit Committee, any material transaction or relationship that reasonably could be expected to give rise to a conflict of interest between personal and professional relationships.

3.	Provide full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company.

4.	Provide constituents with information that is accurate, complete, objective, relevant, timely, and understandable.

5.	Comply with applicable rules and regulations of federal, state, and local governments and other appropriate private and public regulatory agencies.

6.	Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing my independent judgment to be subordinated.

7.     Use good business judgment in the processing and recording of all financial transactions.   8. Respect the confidentiality of information acquired in the course of the Company’s business, except when authorized or otherwise legally obligated to disclose such information, and not use confidential information acquired in the course of work for personal advantage.

9.     Share knowledge and maintain skills important and relevant to his or her constituents’ needs.   10. Promote ethical behavior among constituents in the work environment.

11.     Achieve responsible use of and control over all assets and resources employed or entrusted to him or her.   12. Comply with generally accepted accounting standards and practices, rules, regulations and controls.

13.	Ensure that accounting entries are promptly and accurately recorded and properly documented and that no accounting entry intentionally distorts or disguises the true nature of any business transaction.

14.     Maintain books and records that fairly and accurately reflect the Company’s business transactions.   15. Sign only those documents that he or she believes to be accurate and truthful.

16.	Devise, implement, and maintain sufficient internal controls to assure that financial record keeping objectives are met.

17.	Prohibit the establishment of any undisclosed or unrecorded funds or assets for any purpose and provide for the proper and prompt recording of all disbursements of funds and all receipts.

18.	Not knowingly be a party to any illegal activity or engage in acts that are discreditable to my profession or the Company.

19.     Respect and contribute to the legitimate and ethical objects of the Company.   20. Engage in only those services for which he or she has the necessary knowledge, skill, and expertise.

21.	Not make, or tolerate to be made, false or artificial statements or entries for any purpose in the books and records of the Company or in any internal or external correspondence, memoranda, or communication of any type, including telephone or wire communications.

22.	Report to the Company, through the General Counsel, Chief Accounting Officer, or Audit Committee any situation where the Code of Ethics, the Company’s standards, or the laws are being violated.

Those required to comply with this Code of Ethics understand that failure to comply with this Code of Ethics will not be tolerated by the Company and that deviations there from or violations thereof will result in serious consequences, which may include, but may not be limited to, serious reprimand, dismissal or other legal actions.

The parties subject to this Code of Ethics will acknowledge in writing that they agree to comply with these requirements.

Exhibit 31.1

CERTIFICATION

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

        4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2004	By /s/ Steven Malone Steven Malone President & Chief Executive Officer

Exhibit 31.2

CERTIFICATION

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

        4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2004	By /s/ Kirk Rowland Kirk Rowland Chief Financial Officer

Exhibit 32.1

CERTIFICATION

In connection with the annual report of Findex.com, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), I, Steven Malone, President and Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), that:

(1)	The Annual Report fully complies with the requirements of the Securities Exchange Act of 1934; and

(2)	The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the end of the periods covered by the Annual Report.

In Witness Whereof, the undersigned has set his hand hereto as of this 14th day of April, 2004.

By /s/ Steven Malone Steven Malone President & Chief Executive Officer

Exhibit 32.2

CERTIFICATION

In connection with the annual report of Findex.com, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), I, Kirk Rowland, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), that:

(1)	The Annual Report fully complies with the requirements of the Securities Exchange Act of 1934; and

(2)	The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the end of the periods covered by the Annual Report.

In Witness Whereof, the undersigned has set his hand hereto as of this 14th day of April, 2004.

By /s/ Kirk Rowland Kirk Rowland Chief Financial Officer