Form 10KSB/A
period 2003-12-31
FINDEX COM INC
filed 2004-05-13
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

As of May 7 , 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $2,433,000.

At May 7 , 2004, the registrant had outstanding 23,168,287 shares of common stock, of which there is only a single class.

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL STATEMENTS
CONTROLS AND PROCEDURES

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE COMPENSATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
EXHIBITS, LISTS AND REPORTS ON FORM 8-K
	PRINCIPAL ACCOUNTANT FEES AND SERVICES	Page 1 7 7 7 8 9 F-1 21 22 25 26 27 27 28

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB/A , press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934; and the Private Securities Litigation Reform Act of 1995. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-KSB/A and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to attract customers to generate revenues; (iv) market and other trends affecting our future financial condition or results of operations; (v) our growth strategy and operating strategy; and (vi) the declaration and/or payment of dividends.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part II, Item 6 of this annual report on Form 10-KSB/A , entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, including without limitation the risk factors contained therein. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB/A after the date of this report.

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

In December 2002, we released QuickVerse® PDA, for Palm® operating systems, a new addition to the QuickVerse®Bible software family and released an enhanced version in June 2003 making the QuickVerse® PDA compatible on both Pocket PC® and Palm® operating systems. This program provides the same simplified access and many of the personal Bible study features found in the desktop QuickVerse® Versions. QuickVerse ® PDA is currently available in four editions as a download and in CD-ROM: the Standard Edition (which includes 2 Bibles and 4 reference titles), the Deluxe Edition (which includes 4 Bibles and 4 reference titles), the Life Application Study Bible (which includes 1 Bible and 9 reference titles) and a secular version (which includes 2 Bibles and 4 reference titles). Each edition contains 10 scripture reading plans and provides the user with the ability to create their own.

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

Print & Graphic Products

We currently sell/distribute ClickArt Christian Publishing® Suite III, which is a full desktop publishing package containing over 13,000 Christian images, icons, maps, Catholic and Jewish imagery and ethnically diverse, family-oriented illustrations to be used in the creation of a wide range of printed materials including newsletters, bulletins, posters, fliers, mailings, calendars, and reports. We also publish/distribute Religious ClipArt ® and Christian Images ® . Both of these products are CD-Rom Clipart products that contain religious and Christian graphical images that can be used in the production of other content related projects.

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

Children’s Products

We currently produce and distribute/sell a line of children’s CD-Rom products designed to appeal to faith-conscious families interested in spiritually-enriched entertainment and play-along educational content. Collectively, these titles include Jonah and the Whale®, Noah and the Ark®, Daniel in the Lion’s Den®, The Story of Creation®, Amazon Trail ® (3rd Edition), and Oregon Trail® (4th Edition). In addition, we also distribute the Veggie Tales®, a popular line of children’s software programs involving interactive adventures with biblical themes.

Although our prices are subject to change from time to time, our children’s CD-Rom products range in price from $4.95 to $19.98 per unit. In the aggregate, and for the fiscal year ended December 31, 2003, less than 1% of our revenues were derived from sales of these products

Language Tutorial Products

We currently produce tutorial software programs for learning Greek and Hebrew, languages frequently studied in conjunction with a Bible-study curriculum or by biblical scholars. Each of these two programs covers all of the essential language development skills, including letters, vocabulary and grammar. Although our prices are subject to change from time to time, our language tutorial products range in price from approximately $19.99 to approximately $69.99 per unit. In the aggregate, and for the fiscal year ended December 31, 2003, 3% of our revenues were derived from sales of these products.

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

In the secular retail market, which includes chains such as Best Buy®, CompUSA®, and OfficeMax® , we continue to be a top seller of Bible study software , and we are developing additional product offerings and promotions to grow our market share.

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

Common Stock

2002	High	Low
First Quarter	$0.04	$0.025
Second Quarter	$0.08	$0.021
Third Quarter	$0.07	$0.020
Fourth Quarter	$0.03	$0.015

2003	High	Low
First Quarter	$0.02	$0.022
Second Quarter	$0.08	$0.022
Third Quarter	$0.07	$0.015
Fourth Quarter	$0.04	$0.025

SHAREHOLDERS

As of March 30, 2004, there were approximately 800 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

DIVIDENDS

During the last two years, no dividends have been paid on our common stock , and we do not anticipate paying any dividends in the foreseeable future. Although it is our intention to utilize all available funds for the development of our business, no restrictions are in place that would limit or restrict our ability to pay dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security
holders	1,048,750	$0.1100	451,250
Equity compensation plans not approved by security
holders (1)	2,241,533	$0.3750	--

Total	3,290,283	$0.2906	451,250

(1) Includes Employment Agreement between FindEx.com, Inc. and William Terrill dated June 7, 2002 filed herewith as Exhibit 10.6 and employment agreements between FindEx.com, Inc. and various non-executive employees with various 1999 dates providing for options vesting quarterly over three years with an exercise price equal to the closing price on the date of grant. All options carry a ten-year life.

The FindEx.com, Inc. Stock Incentive Plan (the "Plan") authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to directors, officers and other key employees of the Company. The Plan has been approved by the shareholders and as such, provides certain income tax advantages to employees as provided under Sections 421, 422, and 424 of the Internal Revenue Code. Stock options are granted at an exercise price as determined by the Board at the time the Option is granted and shall not be less than the par value of such shares of Common Stock. Stock options vest quarterly over three years and have a term of ten years.

In addition, the Company issues various forms of stock-based awards including nonqualified stock options and restricted stock awards to directors, officers and other key employees, outside of the Stock Incentive Plan. Awards granted outside of the Plan have been granted pursuant to equity compensation arrangements that have not been approved by the shareholders. These awards are granted at an exercise price as determined by the Board at the time of grant and are not less than the par value of such shares of Common Stock. Stock options granted outside of the Plan vest as determined by the Board at the time of grant and have a term of ten years. Nonemployee directors, though treated as employees for financial reporting purposes under FASB Interpretation No. 44, are excluded from the income tax advantages afforded employees by the Internal Revenue Code.

All issued options, whether under the Plan or not, create the obligation for stock issuance at the established exercise price.

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

During the year of 2003, the Company had several non-recurring items totaling approximately $1,390,000 take place. In the second quarter of 2003, the Company had a one-time, non-recurring reversal of accrued royalties of approximately $584,000. We also had a write down of obsolete inventory approximating $32,000 during the first quarter and approximating $29,000 during the third quarter of 2003. Finally, during the fourth quarter of 2003, we wrote off a note payable approximating $650,000 and the interest associated with the note approximating $217,000. These non-recurring items totaling approximately $1,390,000 had no effect on the cash flow statement. Our net income increased approximately $1,625,000 from a net income of approximately $217,000 for the twelve months ended December 31, 2002 to a net income of approximately $1,842,000 for the twelve months ended December 31, 2003. By excluding our interest, taxes, depreciation, and amortization from net income, our EBITDA increased approximately $1,724,000 from EBITDA earnings of approximately $615,000 for the twelve months ended December 31, 2002 to EBITDA earnings of approximately $2,339,000 for the twelve months ended December 31, 2003. These net income and EBITDA results include the non-recurring items noted above. Net of the non-recurring items, our net income increased approximately $235,000 from a net income of approximately $217,000 for the twelve months ended December 31, 2002 to a net income of approximately $452,000 for the twelve months ended December 31, 2003, and our EBITDA increased approximately $334,000 from an EBITDA earnings of approximately $615,000 for the twelve months ended December 31, 2002 to EBITDA earnings of approximately $949,000 for the twelve months ended December 31, 2003.

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

Gross revenues increased approximately $476,000 from approximately $4,312,000 for the year ended December 31, 2002 to approximately $4,788,000 for the year ended December 31, 2003. Such increase is due to the Company’s release of an enhanced version of our flagship product, QuickVerse®, during the fourth quarter of 2003. The Company had initiated a marketing plan during the second quarter of 2003 that allowed customers to pre-order their QuickVerse® 8.0 by placing a deposit with the Company. All deposits were recognized as revenue when the product shipped in late December 2003 and is included in the numbers stated above. In addition to the QuickVerse ® release, there were several other new product releases in the year of 2003. However, the retail value of the products ranged from $19.95 to $39.95 compared to $99.95 to $299.95 for the QuickVerse® and Membership Plus ® titles. In May 2002, we released Membership Plus® version 7.0, in October 2002, we released Fund Accounting Plus®, and in December 2002, we released QuickVerse® PDA for Palm® OS hand-held devices. During the years of 2002 and 2003, our sales efforts were focused on targeting the end user through telemarketing and Internet sales. These efforts resulted in more consistent sales during the two years. Sales into the retail market (both CBA and secular) continue to increase; however, they are not back to the levels of pre-recession periods of 1999 and 2000.

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

Research and development costs include salaries and benefits of personnel and third parties conducting research and development of software products. Software development costs expensed as research and development (see table above) amounted to approximately $128,000 for the twelve months ended December 31, 2003 compared to approximately $52,000 incurred for the twelve months ended December 31, 2002. The increase in 2003 reflects development of Ministry Notebook® 2.0, QuickVerse® PDA for both Pocket PC® and Palm® operating systems, and QuickVerse® 8.0. Research and development expenses are expected to increase in future periods as we add new products and Versions to our product mix.

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

Net cash provided by operating activities was approximately $581,000 and approximately $882,000 for the twelve months ended December 31, 2002 and 2003, respectively. The increase in cash provided was primarily due to an increase in sales direct to the consumer. The amount of interest paid decreased due to the Company reducing its payroll liability by continuously meeting its scheduled payments. The 2003 interest received and income taxes refunded result from a 1999 refund claim with the State of Nebraska.

Net cash used in investing activities was approximately $454,000 and $714,000 for the years ended December 31, 2002 and 2003, respectively. The increase in cash used for investing activities results form capitalizing costs associated with software development and upgrading our website to expand our e-commerce capability.

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

THERE IS UNCERTAINTY AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements, which are included in Part II, Item 7 of this annual report on Form 10-KSB/A , including the footnotes thereto, call into question our ability to operate as a going concern. This conclusion is drawn from the fact that, as of the date of those financial statements, we had a negative current ratio and total liabilities in excess of total assets. Those factors, as well as uncertainty in securing financing for continued operations, create an uncertainty regarding our ability to continue as a going concern. Although we have developed what our management believes to be a realistic plan to reduce our liabilities through sales of new releases of our flagship software titles, our ability to continue as a going concern is dependent on the acceptance of the plan by our creditor's and the success of the plan, for which there can be no assurance. [see Footnote 17 to the Financial Statements].

A CLAIM HAS BEEN MADE AGAINST US WHICH MAY REQUIRE THAT WE ISSUE A SIGNIFICANT PERCENTAGE OF OUR TOTAL CURRENT OUTSTANDING COMMON SHARES.

In 2002, Swartz Private Equity, LLC, an investment firm ("Swartz"), provided notice to us that it was making a demand for a certain termination fee that it claimed was due under an agreement which we entered into with them in June 2001 in connection with a contemplated private equity line financing which never materialized. In accordance with Swartz's calculations based on the terms of such agreement, they were owed $150,000 payable in cash or common stock within 10 days of the termination. At the time of such notice, and had such amount been paid in common stock, such amount would have required approximately 3.75 million shares based on our market trading price. As of May 12, 2004, such amount would require 1.5million shares of our common stock based on our market trading price. In addition, and as part of the same claim Swartz further demanded a warrant for an additional 219,127 shares of our common stock that it claimed was due pursuant to a certain warrant that Swartz had previously been granted by Findex in connection with its original equity line commitment and a certain warrant anti-dilution agreement that related thereto. Although certain settlement discussions have ensued, at this point, the prospects for settlement seem highly uncertain. There can be no assurance that this matter will be able to be settled on terms that will not have a direct or indirect material adverse effect on our liquidity and financial condition. Further, if litigated, there can be no assurance that (i) the resources devoted to defending any such claim will not have a negative impact on Findex's ability to manage other aspects of its business, and (ii) any outcome thereof will not have a direct or indirect material adverse effect on our liquidity and financial condition. In either case, any result which obligates Findex to make any payment to Swartz in the form of common shares as opposed to cash (which Findex may simply be unable to pay) would have a dilutive effect on the shareholdings of all other Findex shareholders, which, depending on the value attributable to such stock in any such circumstance, could be potentially very significant.

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

Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
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

FindEx.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$4,228,649	$3,969,806
Cash paid to suppliers and employees	(3,364,838)	(3,280,391)
Other operating receipts	7,977	--
Interest paid	(43,203)	(108,355)
Interest received	9,727	55
Income taxes refunded	43,909	48

NET CASH PROVIDED BY OPERATING ACTIVITIES	882,221	581,163

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(18,433)	(43,581)
Proceeds from sale of property, plant and equipment	--	4,000
Deposits (paid) refunded	(500)	1,450
Software development costs	(659,486)	(397,185)
Website development costs	(35,684)	(18,978)

NET CASH (USED) BY INVESTING ACTIVITIES	(714,103)	(454,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from (on) line of credit, net	14,657	(21,934)
Payments made on long-term debt	(79,404)	(48,424)
Refund on stock subscriptions	--	(25,000)

NET CASH (USED) BY FINANCING ACTIVITIES	(64,747)	(95,358)

NET INCREASE IN CASH AND CASH EQUIVALENTS	103,371	31,511
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,651	7,140

CASH AND CASH EQUIVALENTS, END OF PERIOD	$142,022	$38,651

RECONCILIATION OF NET INCOME TO CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,841,499	$216,978
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & amortization	88,381	207,508
Provision for bad debts	23,208	3,284
Software development costs amortized	355,282	116,682
Stock issued for services	52,750	168,939
Non-cash non-recurring revenue	(650,000)	--
(Gain) loss on disposal of property, plant and
equipment	2,659	(137)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(160,770)	228,645
(Increase) decrease in refundable income taxes	43,909	(46,577)
Decrease in inventories	144,100	229,547
(Increase) decrease in prepaid expenses	20,869	(21,925)
Increase (decrease) in accounts payable	81,793	(267,864)
Increase in income taxes payable	--	3,272
(Decrease) in deferred taxes	(33,567)	(62,149)
Increase (decrease) in accrued royalties	(631,607)	47,919
(Decrease) in other liabilities	(296,285)	(242,959)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$882,221	$581,163

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

Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Total capitalized software development costs were $1,056,672 and $397,185 , less accumulated amortization of $471,966 and $116,683 at December 31, 2003 and 2002, respectively. Research and development costs incurred and charged to expense were $128,159 and $51,668 for the years ended December 31, 2003 and 2002, respectively (see Note 3).

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

NOTE 6 – NOTES PAYABLE

At December 31, 2003 and 2002, notes payable consisted of the following:

	2003	2002
Unsecured demand note payable to a corporation, with interest at 9%	$--	$650,000

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into
660,000 restricted common shares	33,333	33,333

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into
660,000 restricted common shares	33,333	33,333

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into
460,000 restricted common shares	23,333	33,333

	$89,999	$749,999

During the year ended December 31, 2003, the Company reclassified as other income – nonrecurring items (See Note 10) proceeds totaling $650,000, and the corresponding accrued interest payable, received in late 1999 and early 2000 that were previously recorded as an unsecured note payable.

NOTE 7 – LONG-TERM NOTES PAYABLE

At December 31, 2003 and 2002, long-term notes payable consisted of the following:

	2003	2002
Unsecured term note payable to a corporation due October 2004 in monthly	$53,975	$106,044
installments of $5,285, including interest at 8%

Term note payable to a corporation due December 2005 in monthly installments
of $6,833, including interest at 8%. Secured by inventory	146,665	--

	200,640	106,044
Less current maturities	126,876	56,999

	$73,764	$49,045

Principal maturities at December 31, 2003 are as follows:

2004	$126,876
2005	73,764

$200,640

NOTE 8 – INCOME TAXES

The provision (benefit) for taxes on income for the years ended December 31, 2003 and 2002 consisted of the following:

	2003	2002
Current:
Federal	$--	$--
State	--	(27,648)

	--	(27,648)

Deferred:
Federal	(29,061)	(45,152)
State	(4,506)	(13,725)

	(33,567)	(58,877)

Total tax provision (benefit)	$(33,567)	$(86,525)

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

On July 25, 2003, the Company issued a total of 600,000 common shares to the external Board of Directors as their annual calendar 2003 compensation in lieu of cash payments for the period April 1, 2002 to June 30, 2003. These shares were valued at $.045 per share.

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

A total of 4,075,283 and 3,678,450 dilutive potential securities for the years ended December 31, 2003 and 2002, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

NOTE 12 – STOCK-BASED COMPENSATION

The Stock Incentive Plan (the "Plan") authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to directors, officers and other key employees of the Company. The plan has been approved by the shareholders and as such, provides certain income tax advantages to employees as provided under Sections 421, 422, and 424 of the Internal Revenue Code. Stock options are granted at an exercise price as determined by the Board at the time the Option is granted and shall not be less than the par value of such shares of Common Stock. Stock options vest quarterly over three years and have a term of ten years. At December 31, 2003, 451,250 shares were available for future issuance under the Plan.

In addition, the Company issues various forms of stock-based awards including nonqualified stock options and restricted stock awards to directors, officers and other key employees, outside of the Stock Incentive Plan. Awards granted outside of the Plan have been granted pursuant to equity compensation arrangements that have not been approved by the shareholders. These awards are granted at an exercise price as determined by the Board at the time of grant and are not less than the par value of such shares of Common Stock. Stock options granted outside of the Plan vest as determined by the Board at the time of grant and have a term of ten years. Nonemployee directors, though treated as employees for financial reporting purposes under FASB Interpretation No. 44, are excluded from the income tax advantages afforded employees by the Internal Revenue Code.

All issued options, whether under the Plan or not, create the obligation for stock issuance at the established exercise price.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for outstanding stock options. Had compensation cost for the Company's outstanding stock options been determined based on the fair value at the grant date (calculated using the Black-Scholes Option-Pricing Model) for those options consistent with SFAS No. 123, the Company's net income and primary and diluted earnings per share would have differed as reflected by the pro forma amounts indicated below

	2003	2002
Net income, as reported	$1,841,499	$216,978
Pro Forma compensation charge under SFAS 123	(59,722)	(162,101)
Pro Forma net income	$1,781,777	$54,877
Earnings per share:
Basic - as reported	$0.09	$0.01
Basic - pro forma	$0.09	$0.01
Diluted - as reported	$0.08	$0.01
Diluted - pro forma	$0.08	$0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	280%
Risk-free interest rate	6.00%

A summary of activity under all option plans is as follows:

		All Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2001	329,584	2,468,852	$.42
Granted	--	500,000	$.05
Exercised	--	--	--
Forfeited (canceled unvested options only)	--	(63,750)	$.16
Canceled	85,416	(125,402)	$.39

Balance at December 31, 2002	415,000	2,843,450	$.33
Granted	--	500,000	$.04
Exercised	--	--	--
Forfeited (canceled unvested options only)	--	(6,917)	$.20
Canceled	36,250	(53,167)	$.39

Balance at December 31, 2003	451,250	3,290,283	$.29

Shares available for grant reflect only those stock incentive plans approved by the shareholders. Number of shares outstanding reflects all stock options granted under approved stock incentive plans and outside approved stock incentive plans.

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

In April 2004, the Company committed to issue a total of 1,519,349 common shares to executive management in lieu of cash as payment of their 2003 accrued performance bonus. The Company also committed to issue 637,500 common shares to non-executive employees. Both are subject to a one year lockup agreement.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Based on their most recent evaluation of our disclosure controls and procedures, which was completed within 90 days of the filing of this Form 10-KSB/A , the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

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

PART III

Item 9. Directors and Executive Officers of the Registrant.

Our directors and executive officers and their ages as of March 2004 are as follows:

Name	Age	Position
Steven Malone	37	Director, Chairman of the Board and President
Henry M. Washington, Ph.D	60	Director
John A. Kuehne, CA	46	Director
Kirk R. Rowland, CPA	44	Director and Chief Financial Officer
William Terrill	47	Chief Technology Officer
Britt Edwards	41	Vice President, Sales

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

Since December 2000, Findex has had an Audit Committee. The current members of our Audit Committee include John Kuehne and Dr. Henry M. Washington. We currently have one member, John Kuehne, who is a “financial expert” (as defined in Regulation 228.401(e)(1)(i)(A) of Regulation S-B) serving on our Audit Committee. Mr. Kuehne and Dr. Washington would be considered “independent” directors under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

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

Code of Ethics

The Company has adopted the Code of Ethics attached as Exhibit 14.1 to this Form 10-KSB/A for its senior financial officers and the principal executive officer.

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

The following table sets for the compliance reporting under Section 16(a) during the last fiscal year.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Steven Malone	1	-	3
John A. Kuehne	4	1	2
Henry M. Washington	-	1	6
Kirk R. Rowland	1	-	4
William Terrill	-	2	4
Britt Edwards	-	1	3

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

Director Compensation

Pursuant to authority granted under our Article III, Section 13 of our bylaws, non-officer directors are entitled to such compensation as our board of directors shall determine. On July 25, 2003, the Company resolved to issue each of its outside directors 300,000 common shares valued at $.045 per share in lieu of cash and meeting fees, for the period April 1, 2002 through June 30, 2003.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth information regarding the beneficial ownership of our common stock as of May 7 , 2004. The information in this table provides the ownership information for:

o each person known by us to be the beneficial owner of more than 5% of our Common Stock; o each of our directors and executive officers; and o all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the Common Stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 23,168,287 shares of common stock currently outstanding (reflects the 1-for-40 reverse stock-split of our common stock that occurred on April 9, 1999) and 3,927,349 additional shares potentially acquired within sixty days. The address of each person listed is in care of Findex.com, Inc., 11204 Davenport Street, Suite 100, Omaha, Nebraska 68154.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Steven Malone (1)	2,376,111	9.3%
Henry M. Washington (2)	1,650,000	6.5%
John A. Kuehne (3)	1,650,800	6.5%
Kirk R. Rowland (4)	1,894,111	7.4%
William Terrill (5)	1,751,127	6.8%
All officers and directors	9,322,149	36.5%
as a group (5 persons)

(1)	Consists of stock options to acquire up to 425,000 shares of common stock, 350,000 of which are presently exercisable, 1,300,000 common shares directly owned, 509,111 common shares issuable for the 2003 performance bonus payable in stock in lieu of cash, and stock options to acquire up to 58,000 shares of common stock 45,500 of which are presently exercisable and 84,000 common shares indirectly owned through spouse.

(2)	Consists of stock options to acquire up to 350,000 shares of common stock, all of which are presently exercisable, 1,000,000 common shares directly owned, and 300,000 common shares issuable per the July 25, 2003 Directors' resolution.

(3)	Consists of stock options to acquire up to 350,000 shares of common stock, all of which are presently exercisable, 1,000,800 common shares directly owned, and 300,000 common shares issuable per the July 25, 2003 Directors' resolution.

(4)	Consists of stock options to acquire up to 225,000 shares of common stock, 172,917 of which are presently exercisable, 1,160,000 common shares directly owned And 509,111 common shares issuable for the 2003 performance bonus payable in stock in lieu of cash.

(5)	Consists of stock options to acquire up to 1,000,000 shares of common stock, all of which are presently exercisable, 250,000 common shares issuable as a signing bonus per the July 25, 2003 Directors' resolution, and 501,127 common shares issuable for the 2003 performance bonus payable in stock in lieu of cash.

Item 12. Certain Relationships and Related Transactions.

There are no related party transactions to be reported.

Item 13. Exhibits, List and Reports on Form 8-K.

(a) Exhibits

No.	Description of Exhibit

3.1	Articles of Incorporation of Findex.com, Inc., incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3.2	By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.2 on Form 8-K filed March 15, 2000.

10.1	Stock Incentive Plan.

10.2	Share Exchange Agreement between Findex.com, Inc. and the shareholders of Reagan Holdings Inc., dated March 07, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999. FILED HEREWITH.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003. FILED HEREWITH.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003. FILED HERWEWITH.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002. FILED HEREWITH.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003. FILED HEREWITH.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003. FILED HEREWITH.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003. FILED HEREWITH.

14.1	Code of Ethics, adopted by Board of Directors March 30, 2004. FILED HEREWITH.

31.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated May 13 , 2004. FILED HEREWITH.

31.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated May 13 , 2004. FILED HEREWITH.

32.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated May 13 , 2004. FILED HEREWITH.

32.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk Rowland, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated May 13 , 2004. FILED HEREWITH.

(b) Reports on Form 8-K and Form 8-K/A filed during the three months ended December 31, 2003:

None.

28

Item 14. Principal Accountant Fees and Services

Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2003	2002
Audit fees	$ 14,327	$ 14,550
Audit-related fees	$ --	$ --
Tax fees	$ --	$ --
All other fees	$ --	$ --
All other fees, including tax consultation	$ --	$ --
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

Date: May 13 , 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone Steven Malone /s/ John A. Kuehne John A. Kuehne /s/ Henry M. Washington Henry M. Washington /s/ Kirk R. Rowland Kirk R. Rowland	Chairman of the Board, President and Chief Executive Officer (principal executive officer) Director Director Director and Chief Financial Officer (principal financial and accounting officer)	May 13 , 2004 May 13 , 2004 May 13 , 2004 May 13 , 2004