Form 10QSB
period 2004-03-31
FINDEX COM INC
filed 2004-05-17
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

        For the transition period from ________ to _________.

Commission file number: 0-29963

FINDEX.COM, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0379462
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11204 Davenport Street, Suite 100, Omaha, Nebraska 68154
(Address of principal executive offices)

(402) 333-1900
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,168,287 shares as of May 14, 2004.

        Transitional Small Business Disclosure Format: (Check one): Yes [  ] No [ X ]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Registrant’s financial statements are filed herewith following the signature page.

Item 2. Management's Discussion and Analysis or Plan of Operation.

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934; and the Private Securities Litigation Reform Act of 1995. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to attract customers to generate revenues; (iv) market and other trends affecting our future financial condition or results of operations; (v) our growth strategy and operating strategy; and (vi) the declaration and/or payment of dividends.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part I, Item 2 of this quarterly report on Form 10-QSB, entitled Management’s Discussion and Analysis or Plan of Operation, including without limitation the risk factors contained in the Company's annual report on Form 10-KSB/A for the period ending December 31, 2003. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

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
       o Children's Products
       o Language Tutorial Products.

            Results Of Operations

Our software products have a significant seasonality to their revenues. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally expected to be the weakest, historically generating only about 33% of our annual sales.

During the three months ended March 31, 2003 and 2004, we had a write down of obsolete inventory approximating $32,000 for both periods, respectively. These write downs had no effect on the cash flow statement. Our net income increased approximately $181,000 from a net income of approximately $91,000 for the three months ended March 31, 2003 to a net income of approximately $272,000 for the three months ended March 31, 2004. By excluding our interest, taxes, depreciation, and amortization from net income, our EBITDA increased approximately $276,000 from EBITDA earnings of approximately $173,000 for the three months ended March 31, 2003 to EBITDA earnings of approximately $449,000 for the three months ended March 31, 2004. These net income and EBITDA results include the write downs noted above. Net of the write downs, our net income increased approximately $181,000 from a net income of approximately $123,000 for the three months ended March 31, 2003 to a net income of approximately $304,000 for the three months ended March 31, 2004, and our EBITDA increased approximately $277,000 from an EBITDA earnings of approximately $205,000 for the three months ended March 31, 2003 to EBITDA earnings of approximately $482,000 for the three months ended March 31, 2004.

Overall, interest expense for the three months ended March 31, 2004 decreased by approximately $10,000 compared to the three months ended March 31, 2003. This is due to the Company reducing its payroll liability by continuously meeting its scheduled payments. Furthermore, the note liabilities interest was reduced due to the reclassification of the note payable in the fourth quarter of 2003. Amortization expense related to the software license decreased for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 as a result of the final settlement with TLC, which extended the life of the license indefinitely. Amortization expense related to the software development costs increased approximately $112,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This is a direct result from QuickVerse® 8.0 shipping in late December 2003.

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

Gross revenues increased approximately $540,000 from approximately $1,176,000 for the three months ended March 31, 2003 to approximately $1,716,000 for the three months ended March 31, 2004. Such increase is due to the Company’s release of an enhanced version of our flagship product, QuickVerse®, in late fourth quarter of 2003 and the release of an enhanced version of our top financial and data management product, Membership Plus®, during the first quarter of 2004. Although there was a new product release during the first quarter of 2003, the retail value of the product was significantly lower than the QuickVerse® and Membership Plus® titles and ranged from $19.95 to $29.95.

Sales returns and allowances increased approximately $66,000 from approximately $112,000 for the three months ended March 31, 2003 to approximately $178,000 for the three months ended March 31, 2004 and slightly increased as a percentage of gross sales from approximately 9.6% for the three months ended March 31, 2003 to approximately 10.4% for the three months ended March 31, 2004. The increase in sales returns and allowances as a percentage is attributable to post-Christmas stock balancing by our secular customers and several of our CBA customers.

            Cost of Sales

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package and ship the software products, and the amortized software development costs. The direct costs and manufacturing overhead increased from 14% of gross revenues in 2003 to 16% of gross revenues in 2004. The increase resulted directly from amortization of software development costs. The amortization recognized during the three months ended March 31, 2003 resulted from several new software releases in 2003 and the continued amortization of those products released in 2002. Furthermore, the amortization increase for the three months ended March 31, 2004 corresponds with the December release of QuickVerse® 8.0. The direct costs and manufacturing overhead percentage is expected to continue at the 2004 levels as working capital remains more consistent and as more development projects are implemented. Royalties to third party providers of intellectual property increased approximately $29,000 from approximately $51,000 for the three months ended March 31, 2003 to approximately $80,000 for the three months ended March 31, 2004. The royalty rate as a percentage of gross revenues increased slightly from 4.3% of gross revenues in 2003 to 4.6% of gross revenues in 2004. The increase of royalties reflects the release of the QuickVerse® 8.0 editions in late December 2003 and Membership Plus® 8.0 in late January 2004.

Software development costs, consisting primarily of direct and indirect labor and related overhead charges, capitalized during the three months ended March 31, 2003 and 2004 were approximately $66,000 and approximately $74,000, respectively. Accumulated amortization of these development costs included in cost of sales totaled approximately $41,000 and approximately $152,000 for the three months ended March 31, 2003 and 2004, respectively. The increase in both the capitalization and amortization is a direct result of the increase in the number of development projects.

	Three Months Ended March 31,
	2003	2004
Beginning balance	$280,502	$584,706
Capitalized	66,075	73,628
Amortized (cost of sales)	40,422	152,213

Ending balance	$306,155	$506,121

Research and development expense (General and	$67,791	$16,174
administrative)

            Sales, General and Administrative

Sales expenses increased approximately $53,000 from approximately $164,000 for the three months ended March 31, 2003 to approximately $217,000 for the three months ended March 31, 2004. Included in Sales expenses, Commissions to a third-party telemarketing firm increased approximately $43,000 as our sales focus to the direct consumer increased along with the number of new and enhanced product releases during late 2003 and early 2004; Fulfillment costs from a third-party warehouse increased approximately $23,000 as we had an increased amount of retail sales during the three months ended March 31, 2004 due to the enhanced releases of QuickVerse® and Membership Plus®; Advertising costs also increased approximately $18,000 with the new and enhanced product releases, Rebates decreased approximately $34,000 due to a change in estimate and Marketing and Customer Service costs increased approximately $4,000 as we continue to expand our sales efforts and focus more towards the consumer instead of the retail store.

Research and development costs include salaries and benefits of personnel and third parties conducting research and development of software products. Software development costs expensed as research and development (see table above) amounted to approximately $16,000 for the three months ended March 31, 2004 compared to approximately $68,000 incurred for the three months ended March 31, 2003. The decrease in 2004 reflects the early stages of new development projects for the year of 2004. Research and development expenses are expected to increase in future periods as we continue to add new products and Versions to our product mix.

Personnel costs increased approximately $101,000 from approximately $295,000 for the three months ended March 31, 2003 to approximately $396,000 for the three months ended March 31, 2004. This increase is primarily from the addition of staff members and the associated health care costs. Furthermore, the capitalization of direct and indirect labor and related overhead charges as software development costs (see ‘Cost of Sales’ above) decreased by approximately $15,000 from approximately $22,000 for the three months ended March 31, 2003 to approximately $7,000 for the three months ended March 31, 2004. This decrease is due to the early stages of new development projects for the year 2004. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the technical support and direct marketing staff.

Legal costs increased approximately $5,000 as the disputes with TLC and Zondervan were finalized in March 2004. Rent expense slightly increased as we opened a new product development facility located in Naperville, IL. Travel costs increased approximately $2,000 as we increased our sales staff and our sales efforts to our retail customers as new product lines and enhancements were introduced during late 2003 and early 2004. Telecommunication costs increased approximately $25,000 from approximately $18,000 for the three months ended March 31, 2003 to approximately $43,000 for the three months ended March 31, 2004. This increase results from an increase in technical support calls and customer service calls due to the two new major product releases in late December 2003 and early 2004. Bad debt expense increased approximately $3,000 during 2004 due to the increased amount of outstanding accounts receivable.

            Obsolete Inventory

The Company wrote-off obsolete inventory with a carried cost totaling approximately $32,000 during the three months ended March 31, 2003 and approximately $32,000 during the three months ended March 31, 2004. The 2003 classification as a nonrecurring item has been recast as a recurring item for 2004 and comparative purposes.

            Amortization

Amortization of the software license decreased approximately $14,000 from approximately $14,000 for the three months ended March 31, 2003 to $0 for the three months ended March 31, 2004. Upon final settlement with The Learning Company in October of 2003, the ownership of the Licensed Media, Programs, or Trademarks transferred from TLC to Findex. This effectively changed the substance from an amortizable intangible asset with a finite useful life to an unamortizable intangible asset with an indefinite useful life. Amortization expense, determined using the straight-line method, was calculated through the settlement date of October 20, 2003.

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

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. Because of this uncertainty, we have recorded a valuation allowance to offset the net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the software license agreement. We currently have net operating loss carryforwards, for income tax purposes, of approximately $8,400,000. The carryforwards are the result of income tax losses generated in 2000 ($2,973,000 expiring in 2020), 2001 ($5,191,000 expiring in 2021) and 2002 ($236,000 expiring in 2022). We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $442,000 to fully utilize the current loss carryforwards. We believe this is achievable through continued careful expense management and introduction of new products and enhanced Versions of our existing products.

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

As of March 31, 2004, Findex had $771,389 in current assets, $3,293,834 in current liabilities and a retained deficit of $7,573,076. These factors continue to create an uncertainty about our ability to continue as a going concern. We had net income before income taxes of $273,055 for the three months ended March 31, 2004.

Net cash provided by operating activities was approximately $85,000 and approximately $82,000 for the three months ended March 31, 2003 and 2004, respectively.

Net cash used in investing activities was approximately $82,000 and $92,000 for the three months ended March 31, 2003 and 2004, respectively. The increase in cash used for investing activities results form capitalizing costs associated with software development and upgrading our website to expand our e-commerce capability.

Net cash used by financing activities was approximately $2,000 and approximately $1,000 for the three months ended March 31, 2003 and 2004, respectively. Cash used by financing activities reflects proceeds from our accounts receivable line of credit and payments made on debt obligations.

On March 19, 2001, we entered into an Accounts Receivable Financing Agreement with Alliance Financial Capital, Inc. (“AFC”). Pursuant to this agreement, AFC agrees to purchase selected accounts receivable on a discounted basis, including, without limitation, full power to collect, compromise, sue for, assign, or in any manner enforce collection thereof. The agreement provides for advances of 60% toward the purchase of the invoices with a credit line of $250,000. The terms call for 40% to be held in a reserve account from the collection of each invoice. Invoices not paid by the customer within 90 days of shipment are required to be repurchased by us out of the reserve account. The agreement carries a 12-month term with a minimum monthly fee equal to one half of one percent (.5%). The term renews automatically in 12-month increments unless a written request for termination is received by AFC at least 30 days before the renewal date. During the three months ended March 31, 2004, we transferred accounts receivable totaling $189,459 to a lender for cash advances of $112,673. As accounts are paid, the collected funds (less the amount advanced and appropriate fees) are disbursed to the Company. The transfer agreement includes a repurchase requirement and, accordingly, the proceeds were accounted for as a secured borrowing. At March 31, 2004, the balance of receivables transferred and included in trade receivables was $62,807. The remaining secured borrowing balance of $37,541 is included in accrued expenses.

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

Item 3. Controls and Procedures.

      (a) Evaluation of Disclosure Controls and Procedures.

Based on their most recent evaluation of our disclosure controls and procedures, which was completed within 90 days of the filing of this Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

       (b) Changes In Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected, or which are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II-OTHER INFORMATION

Item	6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

No.	Description of Exhibit

3.1	Articles of Incorporation of Findex.com, Inc., incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3.2	By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.2 on Form 8-K filed March 15, 2000.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 07, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the shareholders of Reagan Holdings Inc., dated March 07, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

31.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated May 17, 2004. FILED HEREWITH.

31.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated May 17, 2004. FILED HEREWITH.

32.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated May 17, 2004. FILED HEREWITH.

32.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk Rowland, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated May 17, 2004. FILED HEREWITH.

(b)	Reports on Form 8-K filed during the three months ended March 31, 2004:

None.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

Date: May 17, 2004 Date: May 17, 2004	/s/ Steven Malone Steven Malone President & Chief Executive Officer /s/ Kirk Rowland Kirk Rowland, CPA Chief Financial Officer

FindEx.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents
Unrestricted cash (overdraft)	$(14,215)	$36,339
Restricted cash	145,153	105,683

Total cash and cash equivalents	130,938	142,022
Accounts receivable, trade	443,781	365,803
Inventories (Note 2)	173,000	272,600
Other current assets	23,670	21,920

TOTAL CURRENT ASSETS	771,389	802,345

PROPERTY AND EQUIPMENT, net	69,703	65,603

OTHER ASSETS
Software license, net	2,513,158	2,513,158
Capitalized software development costs, net (Note 1)	506,121	584,706
Other assets	68,818	63,818

TOTAL OTHER ASSETS	3,088,097	3,161,682

TOTAL ASSETS	$3,929,189	$4,029,630

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable (Note 3)	$89,999	$89,999
Current maturities of long-term notes payable (Note 4)	128,344	126,876
Accrued royalties	1,398,570	1,499,006
Accounts payable	737,358	989,354
Rebates payable	295,862	357,451
Payroll taxes payable	192,611	221,600
Other current liabilities	451,090	363,893

TOTAL CURRENT LIABILITIES	3,293,834	3,648,179

LONG-TERM LIABILITIES
Long-term notes payable (Note 4)	54,613	73,764
Non-current deferred taxes	1,052,127	1,051,327

TOTAL LONG-TERM LIABILITIES	1,106,740	1,125,091

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $.001 par value, 5,000,000
shares authorized, 11,400 shares issued and outstanding	11	11
Preferred stock, Series B, $.001 par value, 5,000,000
shares authorized, 40,000 shares issued and outstanding	40	40
Common stock, $.001 par value, 50,000,000 shares
authorized, 21,011,438 shares issued and outstanding	21,011	21,011
Paid-in capital	7,080,629	7,080,629
Retained (deficit)	(7,573,076)	(7,845,331)

TOTAL STOCKHOLDERS' EQUITY	(471,385)	(743,640)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,929,189	$4,029,630

The accompanying notes are an integral part of these financial statements.

FindEx.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2004	2003
REVENUES, net of reserves and allowances	$1,537,264	$1,062,366
COST OF SALES	397,689	247,655

GROSS PROFIT	1,139,575	814,711

OPERATING EXPENSES
Sales	217,016	163,997
General and administrative	590,703	497,294
Obsolete inventory write-off (Note 5 )	32,396	31,892
Bad debt expense	2,500	--
Amortization expense	--	14,362
Depreciation expense	9,575	10,610

TOTAL OPERATING EXPENSES	852,190	718,155

EARNINGS FROM OPERATIONS	287,385	96,556
OTHER INCOME (EXPENSES)	(14,330)	(13,812)

NET INCOME BEFORE INCOME TAXES	273,055	82,744
INCOME TAXES (Note 6)	(800)	8,700

NET INCOME	272,255	91,444

RETAINED DEFICIT AT BEGINNING OF YEAR
As previously reported	(7,944,278)	(9,785,777)
Prior period adjustment (Note 7)	98,947	98,947

As restated	(7,845,331)	(9,686,830)

RETAINED DEFICIT AT END OF PERIOD	$(7,573,076)	$(9,595,386)

NET EARNINGS PER SHARE (Note 8)
Basic	$0.01	$0.00

Diluted	$0.01	$0.00

WEIGHTED NUMBER OF SHARES OUTSTANDING
Basic	21,011,438	19,811,437

Diluted	22,945,438	21,945,437

The accompanying notes are an integral part of these financial statements.

FindEx.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$1,481,382	$1,080,633
Cash paid to suppliers and employees	(1,385,164)	(1,025,279)
Other operating activities, net	(13,921)	29,648

NET CASH PROVIDED BY OPERATING ACTIVITIES	82,297	85,002

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs	(73,628)	(66,075)
Other investing activities, net	(18,674)	(15,374)

NET CASH (USED) BY INVESTING ACTIVITIES	(92,302)	(81,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit, net	16,605	11,790
Payments made on long-term debt	(17,684)	(13,850)

NET CASH (USED) BY FINANCING ACTIVITIES	(1,079)	(2,060)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,084)	1,493
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	142,022	38,651

CASH AND CASH EQUIVALENTS, END OF PERIOD	$130,938	$40,144

RECONCILIATION OF NET INCOME TO CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$272,255	$91,444
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & amortization	9,575	24,972
Provision for bad debts	2,500	--
Software development costs amortized	152,213	40,422
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(80,478)	19,916
Decrease in refundable income taxes	--	29,148
Decrease in inventories	99,600	101,500
(Increase) decrease in prepaid expenses	(1,750)	18,102
(Decrease) in accounts payable	(251,996)	(158,822)
Increase (decrease) in deferred taxes	800	(8,700)
Increase (decrease) in accrued royalties	(100,436)	1,650
(Decrease) in other liabilities	(19,986)	(74,630)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$82,297	$85,002

The accompanying notes are an integral part of these financial statements.

FindEx.com, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in our Form 10-KSB/A for the fiscal year ended December 31, 2003.

Inventory

Inventory, including out on consignment, consists primarily of software media, manuals and related packaging materials and is recorded at the lower of cost or market value, determined on a first-in, first-out basis and adjusted on a per-item basis.

Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized on a product-by-product basis using the greater of the straight-line method over the estimated product life or on the ratio of current revenues to total projected product revenues. The Company generally considers technological feasibility is established with the release of a beta version for testing. Total capitalized software development costs of current releases at March 31, 2004 were $1,072,979, less accumulated amortization of $566,858. Research and development costs incurred and charged to expense were $16,174 and $67,791 for the three months ended March 31, 2004 and 2003, respectively.

NOTE 2 - INVENTORIES At March 31, 2004, inventories consisted of the following:

Raw materials	$67,000
Finished goods	106,000

$173,000

NOTE 3 - NOTES PAYABLE

At March 31, 2004, notes payable consisted of the following:

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%
Unsecured. Convertible at the option of the holder into 660,000 restricted common shares	33,333

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%
Unsecured. Convertible at the option of the holder into 660,000 restricted common shares	33,333

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%
Unsecured. Convertible at the option of the holder into 460,000 restricted common shares	23,333

$89,999

NOTE 4 - LONG-TERM NOTES PAYABLE

At March 31, 2004, long-term notes payable consisted of the following:

Unsecured term note payable to a corporation due October 2004 in monthly
installments of $5,285, including interest at 8%	$53,975

Term note payable to a corporation due December 2005 in monthly installments
of $6,833, including interest at 8%. Secured by inventory	128,981

182,956
Less current maturities	128,344

$54,612

Principal maturities at March 31, 2004 are as follows:
2005	$128,344
2006	54,612

$182,956

NOTE 5 – OBSOLETE INVENTORY WRITE-OFF

APB Opinion No. 30 requires material events or transactions that are either unusual or infrequent, but not both, to be presented in the income statement as separate elements of income from continuing operations.

During the periods ended March 31, 2004 and 2003, the Company wrote-off obsolete inventory with a carried cost totaling $32,396 and $31,892, respectively. These have been recognized as an expense.

NOTE 6 – INCOME TAXES

The provision for taxes on income for the three months ended March 31 consisted of the following:

	2004		2003
Current:
Federal		$--	$--
State		--	--
Deferred:
Federal		(650)	7,500
State		(150)	1,200

		(800)	8,700

Total tax (expense) benefit	$	(800)	$8,700

The reconciliation of income tax computed at statutory rates of income tax expense is as follows:

Expense at Federal statutory rate - 34%	$94,879
State tax effects	809,849
Nondeductible expenses	983
Taxable temporary differences	(15,109)
Deductible temporary differences	(90,175)
Deferred tax asset valuation allowance	(799,627)

Income tax expense	$800

NOTE 7 – PRIOR PERIOD ADJUSTMENT

During the period ended March 31, 2004, the Company adjusted retained earnings to reflect the correction of an error in recording our liability for product rebates. During the year ended December 31, 2000, the Company discontinued the use of a third-party to process rebate claims. Rebate program details were obtained from the third party and a liability recorded for the unpaid rebate claims. It was recently discovered that the unpaid rebate claims were duplicated between reports received from the third party processor and the liability recorded upon the Company’s assumption of the rebate claim fulfillment. The adjustment decreased accounts payable by $98,947, decreased deferred tax assets by $39,451, increased the deferred tax asset valuation allowance by $39,451, and decreased the accumulated deficit by $98,947.

NOTE 8 – EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants, assuming that the Company reinvested the proceeds to purchase additional shares at market value. A total of 4,075,283 and 4,678,450 potentially dilutive securities for the three months ended March 31, 2004 and 2003, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

Three months ended March 31	2004	2003
Net Income	$272,255	$91,444
Preferred stock dividends	--	--

Net income available to common shareholders	$272,255	$91,444

Basic weighted average shares outstanding	21,011,438	19,811,437
Dilutive effect of:
Stock options	--	--
Convertible notes payable	1,780,000	1,980,000
Convertible preferred series A	114,000	114,000
Convertible preferred series B	40,000	40,000
Warrants	--	--

Diluted weighted average shares outstanding	22,945,438	21,945,437

Earnings per share:
Basic	$0.01	$0.00

Diluted	$0.01	$0.00

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The Company previously reached tentative settlement in a dispute with The Learning Company over various provisions of several agreements, including the software license agreement. Disposition of this tentative settlement was contingent upon settlement of negotiations with The Zondervan Corporation.

In March 2004, the Company finalized the settlement with The Zondervan Corporation and The Learning Company. The Settlement Agreement was effective October 20, 2003 and calls for FindEx to pay Zondervan a total of $500,000, plus 5% simple interest, in installments of $150,000, plus interest, due November 15, 2003 and January 30, 2004 (which have been paid), and installments of $100,000, plus interest, due April 30, 2004 (which has been paid) and July 30, 2004. This agreement is secured by all rights, title and interest in QuickVerse® together will all proceeds produced by QuickVerse®. In addition, the Agreement provides for the transfer of ownership of QuickVerse®, including; (i) the object and source code, and (ii) patents, trademarks, trade names, etc., from TLC to FindEx.

On February 28, 2003, the Internal Revenue Service approved the Company’s request to pay back payroll taxes in monthly installments of $10,000 through May 5, 2003. This was extended through January 5, 2004. The monthly installments increase to $45,000 beginning February 5, 2004 and continuing through July 5, 2004. In April 2004, the Internal Revenue Service approved the Company’s request to reduce the monthly installments from $45,000 to $20,000 beginning May 5, 2004.

NOTE 10 – RISKS AND UNCERTAINTIES

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

NOTE 11 – GOING CONCERN

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

NOTE 12 – SUBSEQUENT EVENTS

In April 2004, the Company committed to issue a total of 1,519,349 common shares to executive management in lieu of cash as payment of their 2003 accrued performance bonus. The Company also committed to issue 637,500 common shares to non-executive employees. Both are subject to a one-year lockup agreement.

In April 2004, the Company committed to issue a warrant to purchase 150,000 common shares at $.022 per share to a law firm for corporate legal services. This warrant will be currently exercisable and will expire in April 2009.