Form 10QSB
period 2004-06-30
FINDEX COM INC
filed 2004-08-16
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 46,204,076 shares as of August 16, 2004.

        Transitional Small Business Disclosure Format: (Check one): Yes [  ] No [ X ]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Registrant’s financial statements are filed herewith following the signature page.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part I, Item 2 of this quarterly report on Form 10-QSB, entitled Management’s Discussion and Analysis or Plan of Operation, including without limitation the risk factors contained in the Company’s annual report on Form 10-KSB/A for period ending December 31, 2003. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

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

The Company had a one-time, non-recurring write down to accrued royalties of approximately $584,000 during the quarter ended June 30, 2003 and a write down to reserve for rebates payable from a change in accounting estimate of approximately $266,000 during the quarter ended June 30, 2004. In addition, during the six months ended June 30, 2003 and 2004, we wrote down two distinctly different categories of obsolete inventory approximating $32,000 for both periods, respectively. These write downs had no effect on the cash flow statement. Net of these one-time adjustments, our net income decreased approximately $204,000 for the three months ended June 30 from a net loss of approximately $37,000 for 2003 to a net loss of approximately $241,000 for 2004 and decreased approximately $22,000 for the six months ended June 30 from a net income of approximately $86,000 for 2003 to a net income of approximately $64,000 for 2004. By excluding our interest, taxes, depreciation, and amortization from net income, our EBITDA decreased approximately $489,000 for the three months ended June 30 from EBITDA earnings of approximately $653,000 for 2003 to EBITDA earnings of approximately $164,000 for 2004 and decreased approximately $212,000 for the six months ended June 30 from EBITDA earnings of approximately $825,000 for 2003 to EBITDA earnings of approximately $613,000 for 2004. These net income and EBITDA results include the adjustments noted above. Net of the adjustments, our net income decreased approximately $22,000 for the six months ended June 30 from a net income of approximately $86,000 for 2003 to a net income of approximately $64,000 for 2004, and our EBITDA increased approximately $106,000 for the six months ended June 30 from an EBITDA earnings of approximately $273,000 for 2003 to EBITDA earnings of approximately $379,000 for 2004.

Overall, interest expense for the three and six months ended June 30, 2004 decreased by approximately $5,300 and $15,000 respectively compared to 2003. This is due to the Company reducing its trade payables and meeting the scheduled terms. Furthermore, the note liabilities interest was reduced due to the reclassification of the note payable in the fourth quarter of 2003. Amortization expense related to the software license decreased for the three and six months ended June 30, 2004 compared to 2003 as a result of the final settlement with The Learning Company, which extended the life of the license indefinitely. Amortization expense related to software development costs increased approximately $39,000 and $150,000 for the three and six months ended June 30, 2004 compared to 2003. This is a direct result from QuickVerse® 8.0 shipping in late December 2003 and Membership Plus® 8.0 shipping in January 2004.

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

Gross revenues increased approximately $217,000 for the three months ended June 30 from approximately $840,000 for 2003 to approximately $1,057,000 for 2004 and increased approximately $757,000 for the six months ended June 30 from approximately $2,016,000 for 2003 to approximately $2,773,000 for 2004. Such increase is due to the Company’s release of an enhanced version of our flagship product, QuickVerse®, in late fourth quarter of 2003 and the release of an enhanced version of our top financial and data management product, Membership Plus®, during the first quarter of 2004. Although there was a new product release during the first quarter of 2003, the retail value of the product was significantly lower than the QuickVerse® and Membership Plus® titles and ranged from $19.95 to $29.95.

Sales returns and allowances increased approximately $24,000 for the three months ended June 30 from approximately $70,000 for 2003 to approximately $94,000 for 2004 and increased approximately $90,000 for the six months ended June 30 from approximately $182,000 for 2003 to approximately $272,000 for 2004 and slightly increased as a percentage of gross sales from approximately 8.3% and 9.0% for the three and six months ended June 30, 2003 to approximately 8.9% and 9.8% for the three and six months ended June 30, 2004, respectively. The increase in sales returns and allowances as a percentage is attributable to extending our return policy on direct sales from 30 days to 45 days during the fourth quarter of 2003.

        Cost of Sales

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package and ship the software products, and the amortized software development costs. The direct costs and manufacturing overhead increased from approximately 16% and 17% of gross revenues for the three and six months ended June 30, 2003 to approximately 19% of gross revenues for each of the three and six months ended June 30, 2004, respectively. The increase resulted directly from amortization of software development costs. The amortization recognized during the three and six months ended June 30, 2003 resulted from several new software releases in 2003 and the continued amortization of those products released in 2002. Furthermore, the amortization increase for the three and six months ended June 30, 2004 corresponds with the December 2003 release of QuickVerse® 8.0 and the January 2004 release of Membership Plus® 8.0. The direct costs and manufacturing overhead percentage is expected to continue at the 2004 levels as working capital remains more consistent and as more development projects are implemented. Royalties to third party providers of intellectual property decreased approximately $66,000 and $37,000 for the three and six months ended June 30 from approximately $101,000 and $152,000 for 2003 to approximately $35,000 and $115,000 for 2004, respectively. The royalty rate as a percentage of gross revenues decreased from approximately 8% and 12% of gross revenues for the three and six months ended June 30, 2003 to approximately 4% and 8% of gross revenues in 2004. The decrease of royalties reflects an increase in upgrade sales of the QuickVerse® 8.0 and Membership Plus® 8.0. Membership Plus® upgrades are not subject to royalties and QuickVerse® upgrades are subject to reduced royalties on only the content differences between versions or editions.

Software development costs are expensed as incurred until technological feasibility has been established, at which time development costs are capitalized until the software title is available for general release to customers. Capitalized costs are amortized on a product-by-product basis using the greater of straight-line amortization over the estimated life of the product or on the ratio of current revenues from the product to the total projected revenue over the life of the product. Generally, we consider technological feasibility to have been established with the release of a beta version for testing. Software development costs are summarized in the table below. The decrease in capitalization from 2003 to 2004 reflects that QuickVerse® 8.0, and other projects, were in development during 2003 with fewer projects and no QuickVerse® upgrade in development during 2003. The increase in amortization from 2003 to 2004 reflects the release of QuickVerse® 8.0 and Membership Plus® 8.0 during the 4th quarter of 2003 and the 1st quarter of 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Beginning balance	$306,155	$506,121	$280,502	$584,706
Capitalized	147,028	104,421	213,103	178,049
Amortized (cost of sales)	67,437	106,045	107,859	258,258

Ending balance	$385,746	$504,497	$385,746	$504,497

Research and development expense (General and	$30,003	$27,522	$97,794	$43,696
administrative)

        Sales, General and Administrative

Sales expenses increased approximately $122,000 and $175,000 for the three and six months ended June 30 from approximately $158,000 and $322,000 for 2003 to approximately $280,000 and $497,000 for 2004. Included in Sales expenses, commissions to a third-party telemarketing firm increased approximately $113,000 during the six months ended June 30 as our sales focus to the direct consumer increased along with the number of new and enhanced product releases during late 2003 and early 2004; Fulfillment costs from a third-party warehouse increased approximately $27,000 during the six months ended June 30 as we had an increased amount of retail sales during the first quarter of 2004 due to the enhanced releases of QuickVerse® and Membership Plus®; Advertising costs also increased approximately $18,000 during the six months ended June 30 with the new and enhanced product releases and the Christian Booksellers Association International conference being held in June rather than in July for 2004; Marketing and Customer Service costs increased approximately $6,000 as we continue to expand our sales efforts and focus more towards the consumer instead of the retail store.

Research and development costs include salaries and benefits of personnel and third parties conducting research and development of software products. Software development costs expensed as research and development are listed in the table above. The decrease in 2004 reflects the early stages of new development projects for the year of 2004. Research and development expenses are expected to increase in future periods as we continue to add new products and versions to our product mix.

Personnel costs increased approximately $126,000 from approximately $667,000 for the six months ended June 30, 2003 to approximately $793,000 for the six months ended June 30, 2004. This increase is primarily from the addition of staff members and the associated health care costs. The Company also recognized approximately $14,000 of expense related to 637,500 restricted common shares issued to employees and approximately $8,000 in expense for upper management year-end bonus accrual. Furthermore, the capitalization of direct and indirect labor and related overhead charges as software development costs (see ‘Cost of Sales’ above) decreased by approximately $84,000 from approximately $130,000 for the six months ended June 30, 2003 to approximately $46,000 for the six months ended June 30, 2004. This decrease is due to the early stages of new development projects for the year 2004. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the technical support and direct marketing staff. In addition, interest and penalty fees related to back payroll taxes increased approximately $48,000 for the six months ended June 30, 2004.

Legal costs increased approximately $34,000 as the disputes with TLC and Zondervan were finalized in March 2004. Rent expense increased approximately $9,000 as we opened a new product development facility located in Naperville, IL. Fees for outside board of directors increased approximately $17,000 as we have accounted for their services for the first two quarters of 2004, which is related to the issuance of 324,074 restricted common shares. Travel costs increased approximately $16,000 as we increased our sales staff and our sales efforts to our retail customers as new product lines and enhancements were introduced during late 2003 and early 2004. Telecommunication costs increased approximately $42,000 from an increase in technical support and customer service calls due to the two new major product releases in late December 2003 and early 2004. Corporate service fees increased approximately $28,000 for the six months ended June 30, 2004. These fees are related to the recent hire of an outside consultant and the expense for a previous issuance of a warrant to purchase 250,000 common shares. Bad debt expense increased $2,500 during 2004 due to the increased amount of outstanding accounts receivable.

        Obsolete Inventory

The Company wrote-off two distinctly different categories of obsolete inventory with a carried cost totaling approximately $32,000 during each of the six months ended June 30, 2003 and 2004. The 2003 classification as a nonrecurring item has been recast as a recurring item for 2004 and comparative purposes. The 2004 inventory write-off was a direct result of settlement negotiations with Zondervan.

        Rebate Reserve Adjustment

The Company adjusted the reserve for rebates to more properly reflect open rebate programs and the estimated balance of each that management expects to pay. The remaining reserve balance was estimated based on historical response rates.

        Amortization

Amortization of the software license decreased approximately $14,000 and $28,000 for the three and six months ended June 30, 2004. Upon final settlement with The Learning Company in October of 2003, the term of the software license agreement was extended indefinitely and provided the Company with the exclusive worldwide right to market, sell, and continue to develop those titles it covers. This effectively changed the substance from an amortizable intangible asset with a finite useful life to an unamortizable intangible asset with an indefinite useful life. Amortization expense, determined using the straight-line method, was calculated through the settlement date of October 20, 2003. Amortization expense for 2004 reflects the launch of our new website during the second quarter.

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

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. Because of this uncertainty, we have recorded a valuation allowance to offset the net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the software license agreement. We currently have net operating loss carryforwards, for income tax purposes, of approximately $8,400,000. The carryforwards are the result of income tax losses generated in 2000 ($2,973,000 expiring in 2020), 2001 ($5,191,000 expiring in 2021) and 2002 ($236,000 expiring in 2022). During fiscal year 2004, we will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $442,000 to fully utilize the current loss carryforwards. We believe this is achievable through continued careful expense management and introduction of new products and enhanced versions of our existing products.

Management expects the deductible temporary differences (reserves) to reverse sometime beyond the next fiscal year.

        Liquidity and Capital Resources

As of June 30, 2004, Findex had approximately $504,000 in current assets, $2,857,000 in current liabilities and a retained deficit of approximately $7,548,000. This continues to create an uncertainty about our ability to continue as a going concern. We had net income before income taxes of approximately $27,000 and $300,000 for the three and six months ended June 30, 2004.

Net cash provided by operating activities was approximately $206,000 and $202,000 for the six months ended June 30, 2003 and 2004, respectively. Cash provided by operating activities is not currently adequate to meet our current software development and debt service needs.

Net cash used in investing activities was approximately $174,000 and $229,000 for the six months ended June 30, 2003 and 2004, respectively. The increase in cash used for investing activities results from capitalizing costs associated with software development and upgrading our website to expand our e-commerce capability. Software development activities will continue on an ongoing basis while costs associated with upgrading our website ceased during May 2004 with the launching of our new site.

Net cash used by financing activities was approximately $33,000 and $54,000 for the six months ended June 30, 2003 and 2004, respectively. Cash used by financing activities reflects proceeds from our accounts receivable line of credit and payments made on debt obligations.

On March 19, 2001, we entered into an Accounts Receivable Financing Agreement with Alliance Financial Capital, Inc. (“AFC”). Pursuant to this agreement, AFC agrees to purchase selected accounts receivable on a discounted basis, including, without limitation, full power to collect, compromise, sue for, assign, or in any manner enforce collection thereof. The agreement provides for advances of 60% toward the purchase of the invoices with a credit line of $250,000. The terms call for 40% to be held in a reserve account from the collection of each invoice. Invoices not paid by the customer within 90 days of shipment are required to be repurchased by us out of the reserve account. The agreement carries a 12-month term with a minimum monthly fee equal to one half of one percent (.5%). The term renews automatically in 12-month increments unless a written request for termination is received by AFC at least 30 days before the renewal date. During the six months ended June 30, 2004, we transferred accounts receivable totaling $286,677 to a lender for cash advances of $170,603. As accounts are paid, the collected funds (less the amount advanced and appropriate fees) are disbursed to the Company. The transfer agreement includes a repurchase requirement and, accordingly, the proceeds were accounted for as a secured borrowing. At June 30, 2004, the balance of receivables transferred and included in trade receivables was $29,895. The remaining secured borrowing balance of $17,937 is included in accrued expenses. On July 20, 2004, we submitted our request to terminate the Accounts Receivable Financing Agreement.

On July 19, 2004, we completed an equity financing in the amount of $1,750,000 through a private placement with Barron Partners, LP (“Barron”). Under the terms of the agreement, Barron purchased 21,875,000 restricted common shares at a price of $.08 per share. In addition, according to the terms of the agreement, Barron is entitled to receive two warrants to purchase common stock. The first warrant would entitle Barron to purchase up to 10,937,500 common shares at an initial price of $.18 per share and the second warrant would entitle Barron to purchase up to 10,937,500 additional common shares at an initial price of $.60 per share. The exercise price associated with each of the warrants will be subject to downward adjustment based on the occurrence or non-occurrence of certain events, including the achievement of stated 2004 earnings and other performance goals.

Although there can be no assurance, we believe that through this combination of capital and revenues generated from direct-to-consumer sales, we will have sufficient sources of capital to meet our operating needs. However, any substantial delays in receipt of or failure to obtain such capital and delays in product releases will prevent us from operating as a going concern, given our limited revenues and capital reserves.

The Company was in arrears with the Internal Revenue Service for back payroll taxes and had been paying the payroll taxes in monthly installments previously approved by the Internal Revenue Service. Subsequent to the financing received in July of 2004 (see Note 14 – Subsequent Events), the Company paid all back payroll taxes that were due to the Internal Revenue Service.

In July 2004, the Company made the final payment to The Zondervan Corporation for $100,000 plus 5% simple interest. This payment completes all of the Company’s obligations that were previously outlined in the settlement with The Zondervan Corporation and The Learning Company dated October 2003 (see Note 11 – Commitments and Contingencies). In addition, according to the settlement agreement, the term of the software license agreement with Parsons Technology, Inc., a subsidiary of The Learning Company, has been extended indefinitely, and provides the Company with the exclusive worldwide right to market, sell, and continue to develop those titles it covers.

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

        (b) Changes In Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or which are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

In March 2004, the Company finalized a joint settlement with The Zondervan Corporation and The Learning Company in connection with pending litigation surrounding royalties owed by Findex. Pursuant to the settlement, Findex was required to make certain payments to the Zondervan Corporation, which obligations, as of July 2004, were satisfied in full. A stipulation of such settlement has been duly entered and the matter has been discontinued.

There is no other litigation pending against the Company or its subsidiaries that is considered material or that constitutes more than ordinary routine litigation incidental to the business.

Item 2. Changes in Securities.

On April 2, 2004, the Company issued 1,519,349 restricted common shares in payment of the 2003 management bonus. The issuance of such securities were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) or Regulation D Rule 506 thereof. There were no underwriters or placement agents involved in this issuance and no commissions were paid. The Company did not recognize any additional expense related to this issuance.

On April 5, 2004, pursuant to an incentive and employee retention bonus program, the Company issued 637,500 restricted common shares to the employees. The issuance of such securities were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) or Regulation D Rule 506 thereof. There were no underwriters or placement agents involved in this issuance and no commissions were paid. The Company recognized $14,025 of expense related to this issuance.

On June 4, 2004, the Company issued 324,074 restricted common shares to the outside Board of Directors as compensation for the period from July 1, 2003 through August 31, 2004. The issuance of such securities were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) or Regulation D Rule 506 thereof. There were no underwriters or placement agents involved in this issuance and no commissions were paid. The Company recognized $26,250 of expense related to this issuance.

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

10.10 Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.10 on Form 8-K filed July 28, 2004.

31.1 Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated August 16, 2004. FILED HEREWITH.

31.2 Certification of Findex.com, Inc. Chief Financial Officer, Kirk Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated August 16, 2004. FILED HEREWITH.

32.1 Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated August 16, 2004. FILED HEREWITH.

32.2 Certification of Findex.com, Inc. Chief Financial Officer, Kirk Rowland, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated August 16, 2004. FILED HEREWITH.

(b)     Reports on Form 8-K filed during the three months ended June 30, 2004:

1. Form 8-K filed April 1, 2004 reporting Change in Registrant’s Certifying Accountant.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2004 Date: August 16, 2004	FINDEX.COM, INC. /s/ Steven Malone Steven Malone President & Chief Executive Officer /s/ Kirk Rowland Kirk Rowland, CPA Chief Financial Officer

FindEx.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents
Unrestricted cash (overdraft)	$(49,667)	$36,339
Restricted cash	111,031	105,683

Total cash and cash equivalents	61,364	142,022
Accounts receivable, trade	183,241	365,803
Inventories (Note 2)	161,903	272,600
Other current assets	97,326	21,920

TOTAL CURRENT ASSETS	503,834	802,345

PROPERTY AND EQUIPMENT, net	63,664	65,603

OTHER ASSETS
Software license, net	2,513,158	2,513,158
Capitalized software development costs, net (Note 1)	504,497	584,706
Other assets	93,805	63,818

TOTAL OTHER ASSETS	3,111,460	3,161,682

TOTAL ASSETS	$3,678,958	$4,029,630

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable (Note 3)	$89,999	$89,999
Current maturities of long-term notes payable (Note 4)	175,150	126,876
Accrued royalties	1,203,369	1,499,006
Accounts payable	709,415	989,354
Reserve for rebates	29,561	296,942
Payroll taxes payable	305,343	221,600
Other current liabilities	344,348	424,402

TOTAL CURRENT LIABILITIES	2,857,185	3,648,179

LONG-TERM LIABILITIES
Long-term notes payable (Note 4)	65,300	73,764
Non-current deferred taxes	1,052,932	1,051,327

TOTAL LONG-TERM LIABILITIES	1,118,232	1,125,091

CONTINGENCIES (Note 11)	--	--

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $.001 par value, 5,000,000
shares authorized, 11,400 shares issued and outstanding	11	11
Preferred stock, Series B, $.001 par value, 5,000,000
shares authorized, 40,000 shares issued and outstanding	40	40
Common stock, $.001 par value, 50,000,000 shares
authorized, 23,492,361 and 21,011,438
shares issued and outstanding, respectively	23,492	21,011
Paid-in capital	7,227,564	7,080,629
Retained (deficit)	(7,547,566)	(7,845,331)

TOTAL STOCKHOLDERS' EQUITY	(296,459)	(743,640)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,678,958	$4,029,630

The accompanying notes are an integral part of these financial statements.

FindEx.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2004	2003	2004
REVENUES, net of reserves and allowances	$769,965	$961,951	$1,832,331	$2,499,215
COST OF SALES	238,984	233,102	486,639	630,791

GROSS PROFIT	530,981	728,849	1,345,692	1,868,424

OPERATING EXPENSES
Sales	157,890	280,033	321,887	497,049
General and administrative	371,755	658,603	869,049	1,249,306
Nonrecurring items (Note 5 )	(583,628)	--	(551,736)	32,396
Rebate reserve adjustment (Note 6)	--	(266,301)	--	(266,301)
Bad debt expense	--	--	--	2,500
Amortization expense	13,852	2,335	28,214	2,335
Depreciation expense	10,923	10,976	21,533	20,551

TOTAL OPERATING EXPENSES	(29,208)	685,646	688,947	1,537,836

EARNINGS FROM OPERATIONS	560,189	43,203	656,745	330,588
OTHER (EXPENSES)	(22,557)	(16,188)	(36,369)	(30,518)

NET INCOME BEFORE INCOME TAXES	537,632	27,015	620,376	300,070
INCOME TAXES (Note 7)	8,700	(1,505)	17,400	(2,305)

NET INCOME	$546,332	$25,510	637,776	297,765

RETAINED DEFICIT AT BEGINNING OF YEAR
As previously reported			(9,785,776)	(7,944,278)
Prior period adjustment (Note 8)			98,947	98,947

As restated			(9,686,829)	(7,845,331)

RETAINED DEFICIT AT END OF PERIOD			$(9,049,053)	$(7,547,566)

NET EARNINGS PER SHARE (Note 9)
Basic	$0.03	$0.00	$0.03	$0.01

Diluted	$0.03	$0.00	$0.03	$0.01

WEIGHTED NUMBER OF SHARES OUTSTANDING
Basic	19,811,438	23,276,312	19,811,438	22,143,875

Diluted	19,965,438	24,953,444	19,965,438	23,821,007

The accompanying notes are an integral part of these financial statements.

FindEx.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$2,045,624	$2,687,874
Cash paid to suppliers and employees	(2,412,925)	(2,691,400)
Other operating activities, net	573,347	205,739

NET CASH PROVIDED BY OPERATING ACTIVITIES	206,046	202,213

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs	(145,666)	(178,049)
Other investing activities, net	(28,198)	(50,933)

NET CASH (USED) BY INVESTING ACTIVITIES	(173,864)	(228,982)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit, net	(5,016)	(2,999)
Payments made on long-term notes payable	(27,941)	(50,890)

NET CASH (USED) BY FINANCING ACTIVITIES	(32,957)	(53,889)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(775)	(80,658)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,651	142,022

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,876	$61,364

RECONCILIATION OF NET INCOME TO CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$637,776	$297,765
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & amortization	49,747	22,886
Provision for bad debts	--	2,500
Rebate reserve adjustment	--	(266,301)
Software development costs amortized	40,422	258,258
Stock issued for services	--	44,186
Change in assets and liabilities:
Decrease in accounts receivable	69,541	180,062
Decrease in refundable income taxes	29,148	--
Decrease in inventories	96,600	110,697
(Increase) in prepaid expenses	(9,254)	(75,406)
(Decrease) in accounts payable	(187,278)	(174,711)
(Decrease) in income taxes payable	--	700
Increase (decrease) in deferred taxes	(17,400)	1,605
(Decrease) in accrued royalties	(534,754)	(204,937)
Increase (decrease) in other liabilities	31,498	4,909

NET CASH PROVIDED BY OPERATING ACTIVITIES	$206,046	$202,213

The accompanying notes are an integral part of these financial statements.

FindEx.com, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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

Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized on a product-by-product basis using the greater of the straight-line method over the estimated product life or on the ratio of current revenues to total projected product revenues. The Company generally considers technological feasibility is established with the release of a beta version for testing. Total capitalized software development costs at June 30, 2004 were $1,177,400, less accumulated amortization of $672,903. Research and development costs incurred and charged to expense were $27,522 and $30,003 for the three months ended June 30, 2004 and 2003, respectively and $43,696 and $97,794 for the six months ended June 30, 2004 and 2003, respectively.

NOTE 2 – INVENTORIES

At June 30, 2004, inventories consisted of the following:

Raw materials	$67,000
Finished goods	94,903

$161,903

NOTE 3 – NOTES PAYABLE

At June 30, 2004, notes payable consisted of the following:

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%
Unsecured. Convertible at the option of the holder into 666,666 restricted common shares	33,333
Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%
Unsecured. Convertible at the option of the holder into 666,666 restricted common shares	33,333
Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%
Unsecured. Convertible at the option of the holder into 466,666 restricted common shares	23,333

See Note 14 - Subsequent Events
$89,999

NOTE 4 – LONG-TERM NOTES PAYABLE

At June 30, 2004, long-term notes payable consisted of the following:

Unsecured term note payable to a corporation due October 2004 in monthly installments of
$5,285, including interest at 8%	$44,093
Term note payable to a corporation due December 2005 in monthly installments of $6,833,
including interest at 8%. Secured by inventory	116,994
Unsecured term note payable to a corporation due March 2006 in monthly installments of $4,384,
including interest at 8%	79,363

240,450
Less current maturities	175,150

$65,300

Principal maturities at June 30, 2004 are as follows:

2005	$175,150
2006	65,300

See Note 14 - Subsequent Events.	$240,450

NOTE 5 – NONRECURRING ITEMS

APB Opinion No. 30 requires material events or transactions that are either unusual or infrequent, but not both, to be presented in the income statement as separate elements of income from continuing operations.

During the quarter ended March 31, 2004 and 2003, the Company wrote-off two distinctly different categories of obsolete inventory with a carried cost totaling $32,396 and $31,892, respectively. The 2004 obsolete inventory was a direct result of the March 2004 settlement with The Zondervan Corporation (see Note 11). These have been recognized as an expense.

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

NOTE 6 – REBATE RESERVE ADJUSTMENT

During the quarter ended June 30, 2004, the Company recorded an adjustment to the rebates reserve in the amount of $266,301. The reserve balance properly reflects open rebate programs and the estimated balance of each that management expects to pay. This adjustment resulted from an internal review of the amount owed and our ability to reach the intended rebate recipients and properly reflects historical response rates.

NOTE 7 – INCOME TAXES

The provision for taxes on income consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Current:
Federal	$--	$--	$--	$--
State	--	(700)	--	(700)

	--	(700)	--	(700)

Deferred:
Federal	7,500	(650)	15,000	(1,300)
State	1,200	(155)	2,400	(305)

	8,700	(805)	17,400	(1,605)

Total tax (expense) benefit	$8,700	$(1,505)	$17,400	$(2,305)

The reconciliation of income tax computed at statutory rates of income tax expense is as follows:

Expense at Federal statutory rate - 34%	$102,024
State tax effects	1,005
Nondeductible expenses	18,428
Taxable temporary differences	(15,109)
Deductible temporary differences	78,208
Loss Carryforwards	(182,251)

Income tax expense	$2,305

NOTE 8 – PRIOR PERIOD ADJUSTMENT

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

NOTE 9 – EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants, assuming that the Company reinvested the proceeds to purchase additional shares at market value. A total of 2,440,000 and 4,132,200 potentially dilutive securities for the three and six months ended June 30, 2004 and 2003, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

Three months ended June 30	2003	2004
Net Income	$546,332	$25,510
Preferred stock dividends	--	--

Net income available to common shareholders	$546,332	$25,510

Basic weighted average shares outstanding	19,811,438	23,276,312
Dilutive effect of:
Stock options	--	610,417
Convertible preferred series A	114,000	274,356
Convertible preferred series B	40,000	266,667
Warrants	--	525,692

Diluted weighted average shares outstanding	19,965,438	24,953,444

Earnings per share:
Basic	$0.03	$0.00

Diluted	$0.03	$0.00

Six months ended June 30	2003	2004

Net Income	$637,776	$297,765
Preferred stock dividends	--	--

Net income available to common shareholders	$637,776	$297,765

Basic weighted average shares outstanding	19,811,438	22,143,875
Dilutive effect of:
Stock options	--	610,417
Convertible preferred series A	114,000	274,356
Convertible preferred series B	40,000	266,667
Warrants	--	525,692

Diluted weighted average shares outstanding	19,965,438	23,821,007

Earnings per share:
Basic	$0.03	$0.01

Diluted	$0.03	$0.01

Note 10 – STOCK-BASED COMPENSATION

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

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net income, as reported	$546,332	$25,510	$637,776	$297,765
Pro Forma compensation charge under SFAS 123	(15,722)	(13,696)	(31,444)	(26,307)
Pro Forma net income	$530,610	$11,814	$606,332	$271,458
Earnings per share:
Basic - as reported	$0.03	$0.00	$0.03	$0.01
Basic - pro forma	$0.03	$0.00	$0.03	$0.01
Diluted - as reported	$0.02	$0.00	$0.03	$0.01
Diluted - pro forma	$0.02	$0.00	$0.03	$0.01

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

In March 2004, the Company finalized the settlement with The Zondervan Corporation and The Learning Company. The Settlement Agreement was effective October 20, 2003 and calls for FindEx to pay Zondervan a total of $500,000, plus 5% simple interest, in installments of $150,000, plus interest, due November 15, 2003 and January 30, 2004, and installments of $100,000, plus interest, due April 30, 2004 and July 30, 2004, all of which has been paid. This agreement was secured by all rights, title and interest in QuickVerse® together will all proceeds produced by QuickVerse®. In addition, according to the agreement, the term of the software license agreement with Parsons Technology, Inc., a subsidiary of The Learning Company, has been extended indefinitely and provides the Company with the exclusive worldwide right to market, sell, and continue to develop those titles it covers.

The Company was in arrears with the Internal Revenue Service for back payroll taxes and had been paying the payroll taxes in monthly installments previously approved by the Internal Revenue Service. Subsequent to the financing received in July of 2004 (see Note 14 – Subsequent Events), the Company paid all back payroll taxes that were due to the Internal Revenue Service.

NOTE 12 – RISKS AND UNCERTAINTIES

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

NOTE 13 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a negative current ratio and total liabilities in excess of total assets. Those factors create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company has secured investment capital, reduced liabilities (see Note 14 – Subsequent Events), and is pursuing further development of the Company’s flagship software titles. The ability of the Company to continue as a going concern is dependent on the success of the Company’s flagship software titles and the successful development of new titles and platforms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 14 – SUBSEQUENT EVENTS

On July 19, 2004, the Company cancelled 100,000 options with an exercise price of $0.11 per share, 190,200 options with an exercise price of $1.00 per share and 525,000 options with an exercise price of $1.03 per share. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost had been recognized for the above stock options; and therefore, there was no effect on the financial statements.

On July 19, 2004, the Company converted 8,900 shares of Preferred Series A into 178,000 common shares, 1,500 shares of Preferred Series A into 15,000 common shares, 1,000 shares of Preferred Series A into 25,000 common shares, and 40,000 shares of Preferred Series B into 266,667 common shares. In addition, the Company converted $4,125 of unpaid accumulated Preferred Series A dividends into 56,356 common shares.

On July 19, 2004, the Company completed an equity financing in the amount of $1,750,000 through a private placement with a New York based private investment partnership. Under the terms of the agreement, the investor purchased 21,875,000 restricted common shares at a price of $0.08 per share. In addition, according to the terms of the agreement, the investor is entitled to receive two warrants to purchase common stock. The first warrant would entitle the investor to purchase up to 10,937,500 common shares at an initial price of $0.18 per share, and the second warrant would entitle the investor to purchase up to 10,937,500 additional common shares at an initial price of $0.60 per share. The exercise price associated with each of the warrants will be subject to downward adjustment based on the occurrence or non-occurrence of certain events, including the achievement of stated 2004 earnings and other performance goals.

On July 20, 2004, the Company submitted its request to terminate the Accounts Receivable Financing Agreement.

On July 26, 2004, the Company concluded a settlement agreement with an institutional private equity investor. As consideration of the settlement, the Company agreed to pay a one time termination fee of $125,000 and issue 295,692 non-restricted shares of common stock with an effective issuance date of September 26, 2002. An original warrant dated March 26, 2001 to purchase 510,000 common shares exercisable at $0.23 per share was cancelled.

In July 2004, the Company retired the three notes payable for a total of $89,999 (see Note 3 – Notes Payable).

In July 2004, the Company retired the term note due December 2005 for a payment of $70,000 (see Note 4 – Long-Term Notes Payable).

In July 2004, the Company paid all back payroll taxes that was due to the Internal Revenue Service (see Note 11 – Commitments and Contingencies).

In July 2004, the Company made the final payment to The Zondervan Corporation for $100,000 plus 5% simple interest. This payment completes all of the Company’s obligations that were previously outlined in the settlement with The Zondervan Corporation and The Learning Company dated October 2003 (see Note 11 – Commitments and Contingencies). In addition, according to the settlement agreement, the term of the software license agreement with Parsons Technology, Inc., a subsidiary of The Learning Company, has been extended indefinitely, and provides the Company with the exclusive worldwide right to market, sell, and continue to develop those titles it covers (see Note 11 – Commitments and Contingencies).

In August 2004, the Company received $50,000 out of a total of $100,000 from the cash held in reserve by our merchant banker.