Form 10QSB
period 2004-09-30
FINDEX COM INC
filed 2004-11-10
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 46,153,189 shares as of November 10, 2004.

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

The Company had a one-time, non-recurring write down to accrued royalties of approximately $584,000 during the nine months ended September 30, 2003 and a write down to reserve for rebates payable from a change in accounting estimate of approximately $266,000 during the nine months ended September 30, 2004. During the nine months ended September 30, 2003 and 2004, we wrote down distinctly different categories of obsolete inventory approximating $61,000 and $32,000 for these periods, respectively. In addition, during the quarter ended September 30, 2004 the Company recognized approximately a $1,000,000 gain from extinguishment of debt which is classified as an extraordinary item and a non-recurring expense of approximately $155,000 related to a settlement with an institutional private equity investor. The extinguishment of debt is a direct result from settling with various vendors and content providers for lump-sum payments at a reduced amount of balances owed. The non-recurring expense is a direct result of the Company coming to terms with such institutional private equity investor for early termination of a certain investment agreement, originally entered into in June 2001. These non-recurring items had no effect on the cash flow statement. Net of these one-time adjustments, our net income decreased approximately $77,000 for the three months ended September 30 from a net loss of approximately $116,000 for 2003 to a net loss of approximately $193,000 for 2004 and decreased approximately $99,000 for the nine months ended September 30 from a net loss of approximately $30,000 for 2003 to a net loss of approximately $129,000 for 2004. By excluding our interest, taxes, depreciation, and amortization from net income, our EBITDA increased approximately $603,000 for the three months ended September 30 from EBITDA loss of approximately $43,000 for 2003 to EBITDA earnings of approximately $560,000 for 2004 and increased approximately $391,000 for the nine months ended September 30 from EBITDA earnings of approximately $782,000 for 2003 to EBITDA earnings of approximately $1,173,000 for 2004. These net income and EBITDA results include the adjustments noted above. Net of the adjustments, our EBITDA increased approximately $71,000 for the nine months ended September 30 from an EBITDA earnings of approximately $259,000 for 2003 to an EBITDA earnings of approximately $330,000 for 2004.

Overall, interest expense for the three and nine months ended September 30, 2004 decreased by approximately $14,000 and $30,000 respectively compared to 2003. This is due to the Company reducing its trade payables and meeting the scheduled terms. Furthermore, the note liabilities interest was reduced due to the reclassification of the note payable in the fourth quarter of 2003. Amortization expense related to the software license decreased for the three and nine months ended September 30, 2004 compared to 2003 as a result of the final settlement with The Learning Company, which extended the life of the license indefinitely. Amortization expense related to software development costs increased approximately $75,000 and $225,000 for the three and nine months ended September 30, 2004 compared to 2003. This is a direct result from QuickVerse® 8.0 shipping in late December 2003 and Membership Plus® 8.0 shipping in January 2004.

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

Gross revenues increased approximately $269,000 for the three months ended September 30 from approximately $856,000 for 2003 to approximately $1,125,000 for 2004 and increased approximately $1,026,000 for the nine months ended September 30 from approximately $2,872,000 for 2003 to approximately $3,898,000 for 2004. Such increase is due to the Company’s release of an enhanced version of our flagship product, QuickVerse®, in late fourth quarter of 2003 and the release of an enhanced version of our top financial and data management product, Membership Plus®, during the first quarter of 2004. The Company also released an enhanced version of our QuickVerse® PDA in late third quarter of 2004. Although there were new product releases during the first three quarters of 2003, the retail value of the products were significantly lower than the QuickVerse® and Membership Plus® titles and ranged from $19.95 to $39.95.

Sales returns and allowances only increased approximately $2,000 for the three months ended September 30 from approximately $95,000 for 2003 to approximately $97,000 for 2004 and increased approximately $92,000 for the nine months ended September 30 from approximately $276,000 for 2003 to approximately $368,000 for 2004 and decreased as a percentage of gross sales from approximately 11.0% and 9.6% for the three and nine months ended September 30, 2003 to approximately 8.6% and 9.4% for the three and nine months ended September 30, 2004, respectively. The decrease for sales returns and allowances as a percentage for the three months ended September 30 is a direct result of selling some product to be liquidated after the new version of product line is released, and the liquidated product is not subject to return. The slight decrease for the nine months ended September 30 is attributable to maintaining our current product lines on the retail shelves and not issuing price protections in anticipation for the next product version release and continues with the downward trend for the year.

      Cost of Sales

Cost of sales consists primarily of royalties to third party providers of intellectual property, the direct costs and manufacturing overhead required to reproduce, package and ship the software products, and the amortized software development costs. The direct costs and manufacturing overhead decreased from approximately 21% of gross revenues for the three months ended September 30, 2003 to approximately 19% of gross revenues for the three months ended September 30, 2004 and increased from approximately 18% of gross revenues for the nine months ended September 30, 2003 to approximately 19% of gross revenues for the nine months ended September 30, 2004. The decrease for the three months reflects our ability to purchase more materials in larger volumes at a reduced price per unit as well as our ability to outsource to several new vendors with competitive prices. The overall increase for the nine months reflects a steady 19% of gross revenues for the year 2004 and results from the increase in the amortization of software development costs while the direct costs continue to decrease. The amortization recognized during the three and nine months ended September 30, 2003 resulted from several new software releases in 2003 and the continued amortization of those products released in 2002. Furthermore, the amortization increase for the three and nine months ended September 30, 2004 corresponds with the December 2003 release of QuickVerse® 8.0 and the January 2004 release of Membership Plus® 8.0. The direct costs and manufacturing overhead percentage is expected to continue at the 2004 levels as working capital remains more consistent and as more development projects are implemented.

Royalties to third party providers of intellectual property increased approximately $111,000 and $74,000 for the three and nine months ended September 30 from approximately $47,000 and $199,000 for 2003 to approximately $158,000 and $273,000 for 2004, respectively. The royalty rate as a percentage of gross revenues increased from approximately 6% of gross revenues for the three months ended September 30, 2003 to approximately 14% for the three months ended September 30, 2004, whereas the royalty rate as a percentage of gross revenues for the nine months ended September 30, 2003 and 2004 remained at 7% of gross revenues. The increase of royalties for the three months reflects a steady increase of retail sales for the year of 2004. During the same time period in 2003, our sales were primarily focused on upgrade sales and pre-booking orders for the QuickVerse® 8.0 release in late December 2003. Furthermore, during the third quarter of 2004 we sold some product to a liquidator at a reduced price, which increased the effective royalty rate.

Software development costs are expensed as incurred until technological feasibility has been established, at which time development costs are capitalized until the software title is available for general release to customers. Capitalized costs are amortized on a product-by-product basis using the greater of straight-line amortization over the estimated life of the product or on the ratio of current revenues from the product to the total projected revenue over the life of the product. Generally, we consider technological feasibility to have been established with the release of a beta version for testing. Software development costs are summarized in the table below. The increase in capitalization from 2003 to 2004 reflects that QuickVerse® 8.0, and other projects, were nearing the end of their development during 2003 while several new projects including an upgraded version of QuickVerse, Membership Plus, and QuickVerse PDA were being developed during 2004. The increase in amortization from 2003 to 2004 reflects the release of QuickVerse® 8.0 and Membership Plus® 8.0 during the 4th quarter of 2003 and the 1st quarter of 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Beginning balance	$385,746	$504,497	$280,502	$584,706
Capitalized	152,998	237,148	366,101	415,196
Amortized (cost of sales)	64,358	139,369	172,217	397,626

Ending balance	$474,386	$602,276	$474,386	$602,276

Research and development expense (General and	$18,500	$532	$116,294	$44,228
administrative)

        Sales, General and Administrative

Sales expenses increased approximately $104,000 and $279,000 for the three and nine months ended September 30 from approximately $190,000 and $512,000 for 2003 to approximately $294,000 and $791,000 for 2004. Included in sales expenses, commissions to a third-party telemarketing firm increased approximately $219,000 during the nine months ended September 30 as our sales focus to the direct consumer increased along with the number of new and enhanced product releases during late 2003 and early 2004; Fulfillment costs from a third-party warehouse increased approximately $24,000 during the nine months ended September 30 as we had an increased amount of retail sales during the first quarter of 2004 due to the enhanced releases of QuickVerse® and Membership Plus®; Advertising costs also increased approximately $32,000 during the nine months ended September 30 with the new and enhanced product releases earlier in the year and more focus on internet advertisements to target the direct consumer; Marketing and Customer Service costs increased approximately $4,000 as we continue to expand our sales efforts and focus more towards the consumer instead of the retail store.

Research and development costs include salaries and benefits of personnel and third parties conducting research and development of software products. Software development costs expensed as research and development are listed in the table above. The decrease in 2004 reflects the earlier stages of new development projects as well as the shortened time period for the new development projects for the year of 2004. Research and development expenses are expected to increase in future periods as we continue to add new products and versions to our product mix.

Personnel costs increased approximately $252,000 from approximately $917,000 for the nine months ended September 30, 2003 to approximately $1,169,000 for the nine months ended September 30, 2004. This increase is primarily from the addition of staff members and the associated health care costs. The Company also recognized approximately $14,000 of expense related to 635,000 restricted common shares issued to employees and approximately $36,000 in expense for upper management year-end bonus accrual. Furthermore, the capitalization of direct and indirect labor and related overhead charges as software development costs (see ‘Cost of Sales’ above) decreased by approximately $73,000 from approximately $150,000 for the nine months ended September 30, 2003 to approximately $77,000 for the nine months ended September 30, 2004. This decrease is due to the shortened development time period for the new development projects that began during the year 2004. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the technical support and direct marketing staff. In addition, interest and penalty fees related to back payroll taxes increased approximately $95,000 for the nine months ended September 30, 2004.

Direct legal costs increased approximately $42,000 for the nine months ended September 30, 2004 as the disputes with TLC and Zondervan were finalized in March 2004. However, approximately $44,000 of legal costs were related to the stock offering costs incurred during the three months ended September 30, 2004. Rent expense increased approximately $13,000 as we opened a new product development facility located in Naperville, IL. Travel costs increased approximately $14,000 as we increased our sales staff and our sales efforts to our retail customers as new product lines and enhancements were introduced during late 2003 and early 2004. Telecommunication costs increased approximately $52,000 from an increase in technical support and customer service calls due to the two new major product releases in late December 2003 and early 2004. Corporate service fees increased approximately $61,000 for the nine months ended September 30, 2004. These fees are related to the recent hire of an outside consultant, the expense for an issuance of a warrant to purchase 600,000 common shares allocated over the term of the consulting contract, and the expense for a previous issuance of a warrant to purchase 250,000 common shares. Bad debt expense increased approximately $6,000 during 2004 due to the increased amount of outstanding accounts receivable.

      Obsolete Inventory

The Company wrote-off distinctly different categories of obsolete inventory with a carried cost totaling approximately $61,000 during the nine months ended September 30, 2003 and approximately $32,000 for the nine months ended September 30, 2004. The 2004 inventory write-off was a direct result of settlement negotiations with Zondervan. These have been recognized as an expense.

      Rebate Reserve Adjustment

The Company adjusted the reserve for rebates to more properly reflect open rebate programs and the estimated balance of each that management expects to pay. The remaining reserve balance was estimated based on historical response rates.

      Amortization

Amortization of the software license decreased approximately $14,000 and $42,000 for the three and nine months ended September 30, 2004. Upon final settlement with The Learning Company in October of 2003, the term of the software license agreement was extended indefinitely and provided the Company with the exclusive worldwide right to market, sell, and continue to develop those titles it covers. This effectively changed the substance from an amortizable intangible asset with a finite useful life to an unamortizable intangible asset with an indefinite useful life. Amortization expense, determined using the straight-line method, was calculated through the settlement date of October 20, 2003. Amortization expense for 2004 reflects the launch of our new website during the second quarter.

      Income Tax Benefits

Our effective tax rate differs from the statutory federal rate due to differences between income and expense recognition prescribed by the Internal Revenue Code and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating property and equipment. Changes in estimates (reserves) are recognized as an expense for financial reporting but are not deductible for income tax purposes. Software development costs are capitalized and amortized for financial reporting purposes and deducted as research and development costs for income tax purposes.

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. Because of this uncertainty, we have recorded a valuation allowance to offset the net deferred tax asset. Generally accepted accounting principles require that our valuation allowance completely offset our deferred tax assets because of the “Going Concern” opinion given by our auditors on our 2003 audited financial statements. If the “Going Concern” were removed, we would evaluate the amount of deferred tax asset that would be realized and adjust the valuation allowance accordingly. This potential adjustment may result in a net increase to our deferred tax assets and recognition of additional deferred income tax benefits. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the software license agreement. We currently have net operating loss carryforwards, for income tax purposes, of approximately $8,400,000. The carryforwards are the result of income tax losses generated in 2000 ($2,973,000 expiring in 2020), 2001 ($5,191,000 expiring in 2021) and 2002 ($236,000 expiring in 2022). During fiscal year 2004, we will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $442,000 to fully utilize the current loss carryforwards. We believe this is achievable through continued careful expense management and introduction of new products and enhanced versions of our existing products.

Management expects the deductible temporary differences (reserves) to reverse sometime beyond the next fiscal year.

      Extraordinary Item

During the quarter ended September 30, 2004, the Company recognized approximately a $1,000,000 gain from extinguishment of debt which is classified as an extraordinary item. The extinguishment of debt is a direct result from settling with various vendors and content providers for lump-sum payments ranging from approximately 17% to approximately 60% of balances owed. Income taxes allocated and subtracted from the total gain were approximately $237,000, or approximately 24%.

      Liquidity and Capital Resources

As of September 30, 2004, Findex had approximately $1,189,000 in current assets, $1,333,000 in current liabilities and a retained deficit of approximately $7,188,000. This continues to create an uncertainty about our ability to continue as a going concern. We had a net loss before income taxes of approximately $366,000 and $66,000 for the three and nine months ended September 30, 2004.

Net cash provided by operating activities was approximately $467,000 and used by operating activities was approximately $795,000 for the nine months ended September 30, 2003 and 2004, respectively. Cash provided by operating activities is not currently adequate to meet our current software development and debt service needs.

Net cash used in investing activities was approximately $405,000 and $472,000 for the nine months ended September 30, 2003 and 2004, respectively. The increase in cash used for investing activities results from capitalizing costs associated with software development, upgrading our website to expand our e-commerce capability, and equipment acquisitions. Software development activities and equipment acquisitions will continue on an ongoing basis while costs associated with upgrading our website ceased during May 2004 with the launching of our new site.

Net cash used by financing activities was approximately $13,000 and provided by financing activities was approximately $1,715,000 for the nine months ended September 30, 2003 and 2004, respectively. Cash used by financing activities reflects final settlement on our accounts receivable line of credit, payments made on debt obligations, and stock offering costs associated with the Barron Partners, LP equity financing. Cash provided by financing activities reflects proceeds from issuance of stock for Barron Partners, LP and convertible debentures.

On March 19, 2001, we entered into an Accounts Receivable Financing Agreement with Alliance Financial Capital, Inc. (“AFC”). Pursuant to this agreement, AFC agrees to purchase selected accounts receivable on a discounted basis, including, without limitation, full power to collect, compromise, sue for, assign, or in any manner enforce collection thereof. The agreement provides for advances of 60% toward the purchase of the invoices with a credit line of $250,000. The terms call for 40% to be held in a reserve account from the collection of each invoice. Invoices not paid by the customer within 90 days of shipment are required to be repurchased by us out of the reserve account. The agreement carries a 12-month term with a minimum monthly fee equal to one half of one percent (.5%). The term renews automatically in 12-month increments unless a written request for termination is received by AFC at least 30 days before the renewal date. During the nine months ended September 30, 2004, we transferred accounts receivable totaling $300,965 to a lender for cash advances of $179,151. As accounts are paid, the collected funds (less the amount advanced and appropriate fees) are disbursed to the Company. The transfer agreement includes a repurchase requirement and, accordingly, the proceeds were accounted for as a secured borrowing. At September 30, 2004, the balance of receivables transferred and included in trade receivables was $0. The remaining secured borrowing balance included in accrued expenses was $0. On July 20, 2004, we terminated the Accounts Receivable Financing Agreement with AFC.

On July 19, 2004, we completed an equity financing in the amount of $1,750,000 through a private placement with Barron Partners, LP (“Barron”). Under the terms of the agreement, Barron purchased 21,875,000 restricted common shares at a price of $.08 per share. In addition, according to the terms of the agreement, Barron is entitled to receive two warrants to purchase common stock. The first warrant would entitle Barron to purchase up to 10,937,500 common shares at an initial price of $.18 per share and the second warrant would entitle Barron to purchase up to 10,937,500 additional common shares at an initial price of $.60 per share. The original terms of the agreement called for the exercise price associated with each of the warrants to be subject to downward adjustment based on the occurrence or non-occurrence of certain events. An amendment to the Barron Partners, LP Stock Purchase Agreement was entered into on September 30, 2004 which removed these provisions.

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

The Company was in arrears with the Internal Revenue Service for back payroll taxes and had been paying the payroll taxes in monthly installments previously approved by the Internal Revenue Service. Subsequent to the financing received in July of 2004, the Company paid all back payroll taxes that were due to the Internal Revenue Service.

In July 2004, the Company made the final payment to The Zondervan Corporation for $100,000 plus 5% simple interest. This payment completes all of the Company’s obligations that were previously outlined in the settlement with The Zondervan Corporation and The Learning Company dated October 2003 (see Note 13 – Commitments and Contingencies). In addition, according to the settlement agreement, the term of the software license agreement with Parsons Technology, Inc., a subsidiary of The Learning Company, has been extended indefinitely, and provides the Company with the exclusive worldwide right to market, sell, and continue to develop those titles it covers.

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

      (b) Changes In Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or which are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2004, the holders of 11,400 shares of our Series A convertible preferred stock and the holders of 40,000 shares of our Series B convertible preferred stock each elected to convert such shares into 218,000 and 266,667 shares of our common stock, respectively. In addition, the holders of the Series A convertible preferred stock elected to convert $4,125 of unpaid accumulated dividends on their shares into 56,353 common shares. The issuance of such securities was the result of private transactions not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 3(a)(9) thereof and Rule 506 of Regulation D promulgated thereunder. There were no underwriters or placement agents involved in this issuance and no commissions were paid.

In July 2004, the Company issued 295,692 non-restricted common shares in settlement of an agreement with an institutional private equity investor. These shares were valued at $.10 per share, and the Company recognized $29,569 of expense related to this issuance. As part of this settlement, a warrant dated March 26, 2001 to purchase 510,000 common shares exercisable at $0.23 per share was cancelled. The issuance of such securities was the result of a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) and/or Rule 506 of Regulation D promulgated thereunder. There were no underwriters or placement agents involved in this issuance and no commissions were paid.

In July 2004, the Company issued 21,875,000 restricted common shares for a total amount of $1,750,000 through a private placement with a New York based private investment partnership. In addition to the shares, according to the terms of the agreement, the investor is entitled to receive two warrants to purchase common stock. The first warrant would entitle the investor to purchase up to 10,937,500 common shares at an initial price of $0.18 per share, and the second warrant would entitle the investor to purchase up to 10,937,500 additional common shares at an initial price of $0.60 per share. The issuance of such securities was the result of a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) and/or Rule 506 of Regulation D promulgated thereunder. There were no underwriters or placement agents involved in this issuance and no commissions were paid.

Item 6. Exhibits

(a)     Exhibits

No.     Description of Exhibit

3.1(i)  Articles of Incorporation of Findex.com, Inc., incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000

3.1(ii)  Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004. FILED HEREWITH

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

10.10   Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11   Amendment No. 1 To Barron Partners, LP Stock Purchase Agreement dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

31.1     Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated November 10, 2004. FILED HEREWITH.

31.2     Certification of Findex.com, Inc. Chief Financial Officer, Kirk Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated November 10, 2004. FILED HEREWITH.

32.1     Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated November 10, 2004. FILED HEREWITH.

32.2     Certification of Findex.com, Inc. Chief Financial Officer, Kirk Rowland, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated November 10, 2004. FILED HEREWITH.

(b)     Reports on Form 8-K filed during the three months ended September 30, 2004:

1.     Form 8-K filed July 28, 2004 reporting Changes in Control of Registrant.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2004 Date: November 10, 2004	FINDEX.COM, INC. /s/ Steven Malone Steven Malone President & Chief Executive Officer /s/ Kirk Rowland Kirk Rowland, CPA Chief Financial Officer

FindEx.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2003	(Unaudited) September 30, 2004
CURRENT ASSETS
Cash and cash equivalents
Unrestricted cash	$ 36,339	$ 539,399
Restricted cash	105,683	50,354

Total cash and cash equivalents	142,022	589,753
Accounts receivable, trade	365,803	296,850
Inventories (Note 2)	272,600	162,800
Other current assets	21,920	139,495

TOTAL CURRENT ASSETS	802,345	1,188,898

PROPERTY AND EQUIPMENT, net	65,603	61,518

OTHER ASSETS
Software license, net (Note 13)	2,513,158	2,513,158
Capitalized software development costs, net (Note 1)	584,706	602,276
Other assets	63,818	86,301

TOTAL OTHER ASSETS	3,161,682	3,201,735

TOTAL ASSETS	$ 4,029,630	$ 4,452,151

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable (Note 3)	$ 89,999	$ 240,000
Current maturities of long-term notes payable (Note 4)	126,876	34,070
Accrued royalties	1,499,006	236,949
Accounts payable	989,354	410,179
Reserve for rebates	296,942	29,561
Payroll taxes payable	221,600	27,946
Other current liabilities	424,402	354,199

TOTAL CURRENT LIABILITIES	3,648,179	1,332,904

LONG-TERM LIABILITIES
Long-term note payable (Note 4)	73,764	--
Non-current deferred taxes	1,051,327	1,271,643

TOTAL LONG-TERM LIABILITIES	1,125,091	1,271,643

CONTINGENCIES (Note 13)	--	--

STOCKHOLDERS' EQUITY (Note 5)
Preferred stock, Series A, $.001 par value, 5,000,000
shares authorized, 11,400 and -0- shares issued and outstanding	11	--
Preferred stock, Series B, $.001 par value, 5,000,000
shares authorized, 40,000 and -0- shares issued and outstanding	40	--
Common stock, $.001 par value, 50,000,000 shares
authorized, 21,011,438 and 46,153,189 shares issued
and outstanding	21,011	46,153
Paid-in capital	7,080,629	8,989,778
Retained (deficit)	(7,845,331)	(7,188,327)

TOTAL STOCKHOLDERS' EQUITY	(743,640)	1,847,604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 4,029,630	$ 4,452,151

The accompanying notes are an integral part of these financial statements.

FindEx.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2004	2003	2004
REVENUES, net of reserves and allowances	$ 756,489	$ 1,027,277	$ 2,588,820	$ 3,526,492
COST OF SALES	223,133	368,979	709,772	999,770

GROSS PROFIT	533,356	658,298	1,879,048	2,526,722

OPERATING EXPENSES
Sales	189,839	294,200	511,726	791,249
General and administrative	420,188	552,177	1,289,237	1,801,483
Nonrecurring items (Note 6 )	28,900	154,569	(522,836)	186,965
Rebate reserve adjustment (Note 7)	--	--	--	(266,301)
Bad debt expense	4,893	8,566	4,893	11,066
Amortization expense	13,852	7,004	42,066	9,339
Depreciation expense	11,060	8,725	32,593	29,276

TOTAL OPERATING EXPENSES	668,732	1,025,241	1,357,679	2,563,077

EARNINGS (LOSS) FROM OPERATIONS	(135,376)	(366,943)	521,369	(36,355)
OTHER INCOME (EXPENSES)	(18,664)	1,368	(55,033)	(29,150)

INCOME (LOSS) BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM	(154,040)	(365,575)	466,336	(65,505)
INCOME TAXES (Note 8)	8,700	18,005	26,100	15,700

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(145,340)	(347,570)	492,436	(49,805)
EXTRAORDINARY ITEM (Note 9)
(less applicable income taxes of $237,500)	--	763,162	--	763,162

NET INCOME (LOSS)	$(145,340)	$ 415,592	492,436	713,357

RETAINED DEFICIT AT BEGINNING OF YEAR
As previously reported			(9,785,776)	(7,944,278)
Prior period adjustment (Note 10)			98,947	98,947

As restated			(9,686,829)	(7,845,331)
Preferred stock dividend (Note 5)			--	(56,353)

RETAINED DEFICIT AT END OF PERIOD			$(9,194,393)	$(7,188,327)

EARNINGS (LOSS) PER SHARE (Note 11)
Income (loss) before extraordinary item
Basic	$ (0.01)	$ (0.01)	$ 0.03	$ (0.01)

Diluted	$ (0.01)	$ (0.01)	$ 0.03	$ (0.01)

Net income (loss)
Basic	$ (0.01)	$ 0.01	$ 0.03	$ 0.03

Diluted	$ (0.01)	$ 0.01	$ 0.03	$ 0.02

The accompanying notes are an integral part of these financial statements.

FindEx.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$ 3,092,147	$ 3,607,255
Cash paid to suppliers and employees	(2,661,410)	(4,368,409)
Other operating activities, net	36,479	(34,235)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	467,216	(795,389)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs	(366,101)	(415,196)
Other investing activities, net	(38,920)	(57,153)

NET CASH (USED) BY INVESTING ACTIVITIES	(405,021)	(472,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) line of credit, net	24,918	(20,933)
Payments made on long-term notes payable	(37,499)	(202,551)
Proceeds from convertible notes payable	--	240,000
Stock offering costs paid	--	(51,047)
Proceeds from issuance of stock	--	1,750,000

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(12,581)	1,715,469

NET INCREASE IN CASH AND CASH EQUIVALENTS	49,614	447,731
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,651	142,022

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 88,265	$ 589,753

RECONCILIATION OF NET INCOME TO CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 492,436	$ 713,357
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation & amortization	74,659	38,615
Provision for bad debts	4,893	11,066
Rebate reserve adjustment	--	(266,301)
Software development costs amortized	172,217	397,627
Stock issued for services	52,750	73,700
Extraordinary item	--	(1,000,662)
Loss on disposal of property, plant and equipment	--	141
Change in assets and liabilities:
Decrease in accounts receivable	82,175	57,887
(Increase) decrease in refundable income taxes	47,950	(2,948)
Decrease in inventories	164,000	109,800
(Increase) in prepaid expenses	(3,716)	(114,629)
(Decrease) in accounts payable	(324,916)	(407,683)
(Decrease) in income taxes payable	--	(950)
Increase (decrease) in deferred taxes	(26,100)	220,316
(Decrease) in accrued royalties	(514,057)	(381,677)
Increase (decrease) in other liabilities	244,925	(243,048)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$ 467,216	$ (795,389)

The accompanying notes are an integral part of these financial statements.

FindEx.com, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

Amortization

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives. Our software license was originally amortized over an estimated useful life of 10 years. During the year ended December 31, 2002, the Company reached a tentative settlement agreement with The Learning Company (TLC) which called for the extension of the estimated life of the license from 10 years to 50 years. On October 20, 2003, the Company reached settlement in a dispute with The Zondervan Corporation and TLC. The settlement, amongst other things, extended the life of the agreement indefinitely and provides the Company with the exclusive worldwide right to market, sell, and continue to develop those titles it covers. This effectively changed the substance from an amortizable intangible asset with a finite useful life to an unamortizable intangible asset with an indefinite useful life.

Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized on a product-by-product basis using the greater of the straight-line method over the estimated product life or on the ratio of current revenues to total projected product revenues. The Company generally considers technological feasibility is established with the release of a beta version for testing. Total capitalized software development costs at September 30, 2004 were $1,374,901, less accumulated amortization of $772,625. Research and development costs incurred and charged to expense were $532 and $18,500 for the three months ended September 30, 2004 and 2003, respectively and $44,228 and $116,294 for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 2 – INVENTORIES

At September 30, 2004, inventories consisted of the following:

Raw materials	$ 73,100
Finished goods	89,700

$162,800

NOTE 3 – NOTES PAYABLE

At September 30, 2004, notes payable consisted of the following:

Note payable to an individual, due August 2005, with annual interest at 7.5%
Unsecured. Convertible at the option of the holder into 1,000,000 restricted
common shares	120,000
Note payable to an individual, due August 2005, with annual interest at 7.5%
Unsecured. Convertible at the option of the holder into 1,000,000 restricted
common shares	120,000

$240,000

NOTE 4 – LONG-TERM NOTE PAYABLE

At September 30, 2004, long-term note payable consisted of the following:

Unsecured term note payable to a corporation due October 2004 in monthly installments of
$5,285, including interest at 8%	$34,071

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

In April 2004, the Company issued a total of 1,519,349 restricted common shares to the executive management team as payment of the 2003 accrued performance bonus.

In April 2004, the Company resolved to issue 637,500 restricted common shares to the non-executive employees as additional compensation pursuant to an incentive and retention bonus program. In July, 2004, the Company removed 2,500 restricted common shares from the resolution due to voluntary separation from service by a part-time employee. These shares were valued at $.022 per share.

In June 2004, the Company issued 324,074 restricted common shares to the outside Board of Directors in lieu of cash compensation for the period from July 2003 through August 2004. These shares were valued at $.081 per share.

In July 2004, the holders of 11,400 shares of Preferred Series A and the holders of 40,000 shares of Preferred Series B elected to convert such shares into 218,000 common shares and 266,667 common shares, respectively. In addition, the holders converted $4,125 unpaid accumulated Preferred Series A dividends into 56,353 common shares.

In July 2004, the Company issued 295,692 non-restricted common shares in settlement of an agreement with an institutional private equity investor. These shares were valued at $.10 per share. A warrant dated March 26, 2001 to purchase 510,000 common shares exercisable at $0.23 per share was cancelled in the settlement.

In July 2004, the Company issued 21,875,000 restricted common shares for proceeds of $1,750,000 through a private placement with a New York based private investment partnership. In addition, according to the terms of the agreement, the investor is entitled to receive two warrants to purchase common stock. The first warrant would entitle the investor to purchase up to 10,937,500 common shares at an initial price of $0.18 per share, and the second warrant would entitle the investor to purchase up to 10,937,500 additional common shares at an initial price of $0.60 per share.

In July 2004, the Company removed 48,387 previously resolved but un-issued common shares associated with an unexecuted 2001 stock subscription agreement.

Common Stock Options

In July 2004, the Company cancelled 100,000 vested stock options with an exercise price of $0.11 per share, 190,200 vested stock options with an exercise price of $1.00 per share and 525,000 vested stock options with an exercise price of $1.03 per share. There was no effect on the financial statements resulting from these cancellations.

NOTE 6 – NONRECURRING ITEMS

APB Opinion No. 30 requires material events or transactions that are either unusual or infrequent, but not both, to be presented in the income statement as separate elements of income from continuing operations.

During the quarter ended September 30, 2004, the Company settled an agreement with an institutional private equity investor for early termination of the agreement. The Company issued 295,692 common shares valued at $.10 per share and paid a cash lump sum of $125,000. A total of $154,569 has been treated as expenses incurred in a withdrawn public offering.

During the quarters ended March 31, 2004 and 2003 and September 30, 2003, the Company wrote-off distinctly different categories of obsolete inventory with a carried cost totaling $32,396, $31,892 and $28,900, respectively. The 2004 obsolete inventory was a direct result of the March 2004 settlement with The Zondervan Corporation (see Note 13). These have been recognized as an expense.

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

NOTE 7 – REBATE RESERVE ADJUSTMENT

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

NOTE 8 – INCOME TAXES

We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. Our effective tax rate for each of the three and nine months ended September 30, 2003 was approximately 6%. Our effective tax rates for the three and nine months ended September 30, 2004 were approximately 5% and 24%. Our effective tax rates for these periods differed from the federal statutory rate primarily due to the net effects of the benefits received from software development costs, website costs, and software license fees.

NOTE 9 – EXTRAORDINARY ITEM

During the quarter ended September 30, 2004, we settled with various vendors and content providers for lump-sum payments ranging from approximately 17% to approximately 60% of balances owed. The difference between the balance owed and the settlement amount, totaling $1,000,662, has been treated as gain from extinguishment of debt in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and classified as an extraordinary item in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Income taxes allocated and subtracted from the total gain were $237,500, or approximately 24%.

NOTE 10 – PRIOR PERIOD ADJUSTMENT

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

NOTE 11 – EARNINGS (LOSS) PER COMMON SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants, assuming that the Company reinvested the proceeds to purchase additional shares at market value. A total of 4,440,000 and 4,483,200 potentially dilutive securities for the three and nine months ended September 30, 2004 and 2003, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

Three months ended September 30	2003	2004
Loss before extraordinary item	$ (145,340)	$ (347,571)
Preferred stock dividends	--	(56,353)

Available to common shareholders	$ (145,340)	$ (403,924)

Basic weighted average shares outstanding	21,011,438	46,153,189
Dilutive effect of:
Stock options	--	--
Convertible debentures	--	--
Convertible preferred series A	--	--
Convertible preferred series B	--	--
Warrants	--	--

Diluted weighted average shares outstanding	21,011,438	46,153,189

Earnings (loss) per share:
Basic	$ (0.01)	$ (0.01)

Diluted	$ (0.01)	$ (0.01)

Net income (loss)	$ (145,340)	$ 415,591
Preferred stock dividends	--	(56,353)

Available to common shareholders	$ (145,340)	$ 359,238

Basic weighted average shares outstanding	21,011,438	46,153,189
Dilutive effect of:
Stock options	--	482,759
Convertible notes payable	--	2,000,000
Convertible preferred series A	--	--
Convertible preferred series B	--	--
Warrants	--	250,346

Diluted weighted average shares outstanding	21,011,438	48,886,294

Earnings (loss) per share:
Basic	$ (0.01)	$ 0.01

Diluted	$ (0.01)	$ 0.01

Extraordinary item	$ --	$ 763,162

Basic weighted average shares outstanding	21,011,438	46,153,189
Dilutive effect of:
Stock options	--	482,759
Convertible notes payable	--	2,000,000
Convertible preferred series A	--	--
Convertible preferred series B	--	--
Warrants	--	250,346

Diluted weighted average shares outstanding	21,011,438	48,886,294

Earnings (loss) per share:
Basic	$ --	$ 0.02

Diluted	$ --	$ 0.02

Nine months ended September 30	2003	2004
Income (loss) before extraordinary item	$ 483,738	$ (49,806)
Preferred stock dividends	--	(56,353)

Available to common shareholders	$ 483,738	$ (106,159)

Basic weighted average shares outstanding	20,211,438	30,146,980
Dilutive effect of:
Stock options	--	--
Convertible notes payable	1,980,000	--
Convertible preferred series A	114,000	--
Convertible preferred series B	40,000	--
Warrants	--	--

Diluted weighted average shares outstanding	22,345,438	30,146,980

Earnings (loss) per share:
Basic	$ 0.03	$ (0.01)

Diluted	$ 0.03	$ (0.01)

Net income	$ 483,738	$ 713,356
Preferred stock dividends	--	(56,353)

Available to common shareholders	$ 483,738	$ 657,003

Basic weighted average shares outstanding	20,211,438	30,146,980
Dilutive effect of:
Stock options	--	482,759
Convertible notes payable	1,980,000	2,000,000
Convertible preferred series A	114,000	--
Convertible preferred series B	40,000	--
Warrants	--	250,346

Diluted weighted average shares outstanding	22,345,438	32,880,085

Earnings per share:
Basic	$ 0.03	$ 0.03

Diluted	$ 0.03	$ 0.02

Extraordinary item	$ ---	$ 763,162

Basic weighted average shares outstanding	20,211,438	30,146,980
Dilutive effect of:
Stock options	--	482,759
Convertible debentures	--	2,000,000
Convertible notes payable	1,980,000	--
Convertible preferred series A	114,000	--
Convertible preferred series B	40,000	--
Warrants	--	250,346

Diluted weighted average shares outstanding	22,345,438	32,880,085

Earnings per share:
Basic	$ --	$ 0.03

Diluted	$ --	$ 0.03

Note 12 - STOCK-BASED COMPENSATION

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net income (loss), as reported	$ (145,340)	$ 415,591	$ 492,436	$ 713,356
Pro Forma compensation charge under SFAS	(14,323)	--	(47,219)	(26,519)
Pro Forma net income (loss)	$ (159,663)	$ 415,591	$ 445,217	$ 686,837
Earnings per share:
Basic - as reported	$ (0.01)	$ 0.01	$ 0.03	$ 0.03
Basic - pro forma	$ (0.01)	$ 0.01	$ 0.02	$ 0.02
Diluted - as reported	$ (0.01)	$ 0.01	$ 0.03	$ 0.02
Diluted - pro forma	$ (0.01)	$ 0.01	$ 0.02	$ 0.02

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

In March 2004, the Company finalized the settlement with The Zondervan Corporation and The Learning Company. The Settlement Agreement was effective October 20, 2003 and called for FindEx to pay Zondervan a total of $500,000, plus 5% simple interest, in installments of $150,000, plus interest, due November 15, 2003 and January 30, 2004, and installments of $100,000, plus interest, due April 30, 2004 and July 30, 2004, all of which have been paid. This agreement was secured by all rights, title and interest in QuickVerse® together will all proceeds produced by QuickVerse®. In addition, according to the agreement, the term of the software license agreement with Parsons Technology, Inc., a subsidiary of The Learning Company, has been extended indefinitely and provides the Company with the exclusive worldwide right to market, sell, and continue to develop those titles it covers.

The Company was in arrears with the Internal Revenue Service for back payroll taxes and had been paying the payroll taxes in monthly installments previously approved by the Internal Revenue Service. In July of 2004, the Company paid all back payroll taxes that were due to the Internal Revenue Service and remain current with all payroll tax deposits and filings.

NOTE 14 – RISKS AND UNCERTAINTIES

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

NOTE 15 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a negative current ratio and total liabilities in excess of total assets. Those factors create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company has secured investment capital, reduced liabilities, and is pursuing further development of the Company’s flagship software titles. The ability of the Company to continue as a going concern is dependent on the success of the Company’s flagship software titles and the successful development of new titles and platforms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 16 – SUBSEQUENT EVENTS

In October 2004, the Company filed Schedule 14C with the Securities and Exchange Commission to increase the number of our authorized common shares from 50,000,000 to 120,000,000.