Form 10KSB
period 2004-12-31
FINDEX COM INC
filed 2005-04-15
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Revenues for the fiscal year ended December 31, 2004 totaled $5,218,784.

As of April 14, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $5,348,000.

At April 14, 2005, the registrant had outstanding 48,619,855 shares of common stock, of which there is only a single class.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

Yes __ No X

-i-

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part II, Item 6 of this annual report on Form 10-KSB, entitled Management's Discussion and Analysis or Plan of Operation, including without limitation the risk factors contained therein. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB after the date of this report.

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

We are a developer, publisher, and distributor/seller of off-the-shelf consumer and organizational software products. The common thread among our products is a customer constituency that shares a devotion to or interest in Christianity and faith-based “inspirational” values. We are focused on becoming the premier provider of Bible study and related faith-based software products and content to the domestic and international markets through ongoing internal development of new products, expansion and upgrade of existing products, and strategic product line and/or corporate acquisitions and licensing.

CORPORATE FORMATION, LEGACY & SUBSIDIARIES

We were incorporated in the State of Nevada on November 7, 1997 as EJH Entertainment, Inc. On December 4, 1997, a predecessor corporation with the same name as our own but domiciled in Idaho was merged with and into our company. Although the predecessor Idaho corporation was without material assets or operations as of the time of the merger, it had historically been involved in mining and entertainment businesses unrelated to our current business since it was organized in 1968.

Beginning in 1997, and although we were not then a reporting company under the Securities Exchange Act, our common stock was quoted on the OTC Bulletin Board (originally under the symbol “TIXX”, which was later changed to “TIXXD”). On May 13, 1999, we changed our name to FINdex.com, Inc. On March 7, 2000, in an effort to be able to satisfy a newly imposed NASD Rule eligibility requirement that companies quoted on the OTC Bulletin Board be fully reporting under the Securities Exchange Act (thereby requiring recently audited financial statements) and current in their filing obligations, we acquired, as part of a share exchange in which we issued 150,000 shares of our common stock, all of the outstanding capital stock of Reagan Holdings, Inc., a Delaware corporation. At the time of this transaction, Reagan Holdings was subject to the requirements of having to file reports pursuant to Section 13 of the Securities Exchange Act, had recently audited financial statements and was current in its reporting obligations. Having no operations, employees, revenues or other business plan at the time, however, it was a public shell company. As a result of this transaction, Reagan Holdings, Inc. became our wholly-owned subsidiary and we became the successor issuer to Reagan Holdings for reporting purposes pursuant to Rule 12g-3 of the Securities Exchange Act. Shortly thereafter, we changed our stock symbol to “FIND”. Though it does not currently have any operations, employees, or revenues, Reagan Holdings remains our wholly-owned subsidiary.

In addition to Reagan Holdings, we also have one other wholly-owned subsidiary, Findex.com, Inc. (i.e. the same name as our own), a Delaware corporation. Like Reagan Holdings, this entity, too, does not currently have any operations, employees, or revenues. This subsidiary resulted from an acquisition on April 30, 1999 pursuant to which we acquired all of the issued and outstanding capital stock of FINdex Acquisition Corp., a Delaware corporation, from its then shareholders in exchange for 4,700,000 shares of our common stock, which, immediately following the transaction, represented 55% of our total outstanding common stock. Our purpose for this acquisition was to broaden our then-existing shareholder base, an important factor in our effort to develop a strong market for our common stock. On May 12, 1999, in exchange for the issuance of 457,625 shares of FINdex Acquisition Corp. common stock, FINdex.com, Inc., another Delaware corporation (originally incorporated in December 1995 as FinSource, Ltd.), was merged with and into FINdex Acquisition Corp., with FINdex Acquisition Corp. remaining as the surviving entity. Our purpose for this merger was to acquire a proprietary financial information search engine for the Internet which was to serve as the cornerstone for a Web-based development-stage business, but which has since been abandoned. As part of the certificate of merger relating to this transaction, FINdex Acquisition Corp. changed it’s name to FINdex.com, Inc. We currently own 4,700,000 shares of FINdex.com, Inc. (the Delaware corporation), representing 100% of its total outstanding common stock.

OUR PRODUCTS

We are focused on becoming the premier provider of Bible study and related faith-based software products and content to the domestic and international markets through ongoing internal development of new products, expansion and upgrade of existing products, and strategic product line and/or corporate acquisitions and licensing. Our religious software titles are currently divided among the following six categories:

•	Bible Study
•	Financial/Office Management Products for Churches and other Faith-Based Ministries
•	Print & Graphic Products
•	Pastoral Products
•	Children’s Products
•	Language Tutorial Products.

In 1999, and for the purchase price of $5 million, we obtained an exclusive licensing agreement with Parsons Technology, Inc., a subsidiary of The Learning Company (“TLC”), formerly the Mattel Corporation, for their Parsons Church Division, a collection of top-selling Christian-related titles, a copy of which agreement is incorporated by reference as Exhibit 10.3 (the “Parsons License Agreement”). The Parsons License Agreement originally had a term of ten years. As a result of a settlement agreement reached on October 20, 2003 (see Note 18 - Notes to Consolidated Financial Statements), the term of that license has now been extended indefinitely, and provides us with the exclusive worldwide right to market, sell, and continue to develop those titles it covers. For the fiscal year ended December 31, 2004, over 97% of our revenues were derived from sales of product the rights to which we maintain pursuant to the Parsons License Agreement.

Bible Study

For the fiscal year ended December 31, 2004, approximately 63% of our revenues were derived from sales of our flagship QuickVerse® software, the industry-leading Bible-study software now in its 16th year and 9th version, which is available in an array of content package variations ranging in retail price from $4.50 to $299.95. QuickVerse® has sold over one million copies since its introduction and is currently a market leader in its category.

QuickVerse® simplifies biblical research, allowing users to view multiple reference materials, including Bibles, dictionaries, commentaries and encyclopedias, side-by-side on the computer screen. A built-in QuickSearch feature enables the user to highlight a word or Bible verse and find all of its occurrences in a particular text. Advanced search options also enable users to search by word, phrase or verse across multiple books. QuickVerse® 2005, our latest version, is currently available in four CD-Rom editions: the QuickVerse® Essentials Edition (which includes 9 Bibles and 40 reference titles), the QuickVerse® Standard Edition (which includes 12 Bibles and 56 reference titles), the QuickVerse® Expanded Edition (which includes 14 Bibles and 95 reference titles), and the QuickVerse® Deluxe Edition (which includes 18 Bibles and 144 reference titles). Each QuickVerse® purchase includes access to additional books and content, which can be unlocked or downloaded and made accessible for an additional fee.

QuickVerse® PDA, an industry-leading PDA Bible-study software, is compatible on both Pocket PC® and Palm® OS operating systems, and is currently in its 3rd year and 2nd version. This program provides the same simplified access and many of the personal Bible study features found in the desktop QuickVerse® versions. QuickVerse® PDA is currently available in four editions as a download and in CD-Rom: the Standard Edition (which includes 3 Bibles and 4 reference titles), the Deluxe Edition (which includes 5 Bibles and 6 reference titles), the Life Application Study Bible (which includes 1 Bible and 11 reference titles) and a secular version (which includes 2 Bibles and 4 reference titles). Each edition contains 25 scripture reading plans and provides the user with the ability to create their own.

QuickVerse Left Behind® Series, a New York Times® Best Selling book series and the newest addition to the QuickVerse® Bible software family, is compatible on both Pocket PC® and Palm® OS operating systems and was released in 2004. This program provides a new way to read, reference, recall, retrieve, note, search, and study fiction and non-fiction. QuickVerse Left Behind® Series is currently available in four editions as a download and in CD-Rom. Each edition contains three volumes from the Left Behind® Series, 1 Bible, 4 reference titles and 36 scripture reading plans.

QuickVerse® customers include (i) individuals devoted to or otherwise interested in studying Christianity and (ii) religious and other spiritual organizations including schools, churches and other faith-based ministries.

We hold our exclusive rights to QuickVerse® indefinitely pursuant to the Parsons Licensing Agreement.

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

Financial/Office Management Products for Churches and other Christian Faith-Based Ministries

For the fiscal year ended December 31, 2004, approximately 28% of Findex revenues were derived from sales of its Membership Plus® software, an industry-leading church management software now in its 9th version. Membership Plus® is available in each of a standard and a deluxe package at retail prices of $149.95 and $349.95 respectively. Each of these product packages provides church database, financial management and church productivity tools, including those designed to streamline church office accounting, tasks and scheduling, track membership and contributions, organize membership databases, and provide efficiency in producing targeted mailings, attendance reports and IRS-compliant contribution receipts. The deluxe package is equipped with a broader functionality and range of features, including, for example, a number of templates for legal agreements frequently used by these types of organizations and a true fund accounting function.

Membership Plus® is designed to serve the unique needs of the churches, “para-church” organizations and ministries, and non-profit entities. The term “para-church” has been developed by the religious community to refer to religious organizations which have some of the characteristics of a church, but which are not what most people would generally consider to constitute a church, including a defined congregation. Some “para-church” organizations are treated as churches for some reasons, and as religious organizations which are not churches for others.

Over 80,000 churches and faith-based organizations have purchased Membership Plus® since its introduction in the early 1990’s. Membership Plus® 2005, our latest version, is currently available in two CD-Rom editions: Membership Plus® Standard and Membership Plus® Deluxe. We have approximately 50,000 current registered users for this product.

We hold our exclusive rights to Membership Plus® indefinitely pursuant to the Parsons Licensing Agreement.

Print & Graphic Products

We currently sell/distribute ClickArt Christian Publishing® Suite III, which is a full desktop publishing package containing over 13,000 Christian images, icons, maps, Catholic and Jewish imagery and ethnically diverse, family-oriented illustrations to be used in the creation of a wide range of printed materials including newsletters, bulletins, posters, fliers, mailings, calendars, and reports. We also publish/distribute Religious ClipArt® and Christian Images®. Both of these products are CD-Rom Clipart products that contain religious and Christian graphical images that can be used in the production of other content related projects. In addition, we also distribute several titles produced and distributed by International Microcomputer Software, Inc. (“IMSI”) a leading developer of software for both professional and home users.

Although our prices are subject to change from time to time, our print and graphic products range in price from $9.99 to $39.99 per unit. In the aggregate, and for the fiscal year ended December 31, 2004, 3% of our revenues were derived from sales of these products.

Pastoral Products

We currently produce and distribute/sell a line of pastoral products designed to assist faith-based ministries in streamlining sermon development and research tasks and in organizing responsibilities. These titles include the following:

•
Bible Illustrator® 3.0 Deluxe, which is a database compilation of illustrations, anecdotes, quotations, proverbs and bits of humor from general topics like children and angels to specific Bible passages, which users can use to bring messages to a congregation or classroom.

•
Ministry Notebook® 2.0, which is an organizational tool for users to keep better track of ministry-related paperwork including sermons, prayer requests, personal libraries, telephone contacts, and expense reports.

•	Daily Journal®, which is a tool for entry and recordation of personal thoughts, important family and business events.

Although our prices are subject to change from time to time, our pastoral products range in price from $9.95 to $49.95 per unit. In the aggregate, and for the fiscal year ended December 31, 2004, 2% of our revenues were derived from sales of these products.

Children’s Products

We currently produce and distribute/sell a line of children’s CD-Rom products designed to appeal to faith-conscious families interested in spiritually-enriched entertainment and play-along educational content. Collectively, these titles include Jonah and the Whale®, Noah and the Ark®, Daniel in the Lion’s Den®, and The Story of Creation®. In addition, we also distribute the Veggie Tales®, a popular line of children’s software programs involving interactive adventures with biblical themes.

Although our prices are subject to change from time to time, our children’s CD-Rom products range in price from $5.95 to $22.98 per unit. In the aggregate, and for the fiscal year ended December 31, 2004, less than 1% of our revenues were derived from sales of these products.

Language Tutorial Products

We currently produce tutorial software programs for learning Greek and Hebrew, languages frequently studied in conjunction with a Bible-study curriculum or by biblical scholars. Each of these two programs covers all of the essential language development skills, including letters, vocabulary and grammar. Although our prices are subject to change from time to time, our language tutorial products range in price from approximately $10 to approximately $69.95 per unit. In the aggregate, and for the fiscal year ended December 31, 2004, 3% of our revenues were derived from sales of these products.

PRODUCT DEVELOPMENT

We are committed to the ongoing development of our existing software products as well as development of new software products. Our product development team consists of a combination of full-time employees as well as full and part-time independent contractors, a team of which is located in Russia and several others which are located in the United States. Our use of outside contractors enables us to scale up and down as necessary, and maximize the productivity of our development budget. Our development office is currently located in Naperville, Illinois.

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

Because acquisition and related opportunities may occur in relation to businesses at various stages of development, the task of comparative investigation and analysis of such business opportunities is likely to be extremely difficult and complex. We are also likely to incur significant legal and accounting costs in connection with our pursuit of such opportunities, including the legal fees for preparing acquisition documentation, due diligence investigation costs, and the costs of preparing reports and filings with the SEC.

LICENSING STRATEGY

Our development strategy includes the pursuit of intellectual property licensing opportunities with respect to individual software titles that are strategically aligned with our existing product line and focus. In addition, we may acquire intellectual property licenses in the future for products outside of our current area of focus.

MARKETING AND SALES

Direct Marketing / Online Sales

Direct sales accounted for approximately 65% of our 2004 fiscal year revenue. Over the past two years, we have devoted significant and increasing resources to the development of our direct-marketing program. Through this program, we market our products directly to consumers and Church and “para-church” organizations through a combination of direct-mailings and opt-in e-mailings of our product title catalogs and brochures. An important aspect of this initiative is our online sales. In May of 2004, we launched a full-service online store with many of the kinds of features and capabilities that online shoppers have come to expect from cutting-edge Internet retailers. We are currently marketing our products online through multiple sources including our own www.quickverse.com Internet website, other Internet websites such as www.amazon.com, as well as several widely used search engines such as Google® and Yahoo®. We anticipate online orders will continue to increase as we expand our software product base and enhance our marketing efforts in this area.

Retail Sales

Retail sales accounted for approximately 35% of our 2004 fiscal year revenue. Our domestic retail sales involve thousands of retail stores across the United States through which our products are sold, many of which are members of the CBA. These stores vary from small, family-owned Christian bookstores to large chain bookstores such as LifeWay Christian Stores, Family Christian Stores and Berean Christian Stores. We face the continuing challenge of reaching these stores on a consistent basis to keep them informed of new releases, promotional offers, etc. In addition to advertising in trade publications and maintaining visibility at CBA trade shows and events, we believe that it is critical to be in direct personal contact with each customer routinely in order to maintain or increase our market position. Towards that end, our sales representatives are expected to contact each of our customers as well as each of the independent stores that are not yet our customers regularly and present them with the latest in our products and promotions. We believe our personalized approach to marketing provides us with an edge over our competition, which we believe rely predominantly on advertising to maintain and develop their relations with CBA customers.

In the secular retail market, which includes chains such as Best Buy, CompUSA, and OfficeMax, we continue to be a top seller of Bible study software and we are developing additional product offerings and promotions to grow our market share.

International Sales

International sales accounted for approximately 2% of our 2004 fiscal year revenue. We currently sell to distributors and retailers in Canada, New Zealand, Australia, Philippines, Hong Kong, the United Kingdom, and Singapore. These distributors and retailers, in turn, sell our products into both Christian and large, secular retail outlets that sell off-the-shelf consumer software packages.

Fulfillment

We currently fulfill all of our direct-to-consumer sales out of our warehouse located in Omaha, Nebraska and a third-party fulfillment company, also located in Omaha, Nebraska, fulfills our boxed retail sales.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

During the years ended December 31, 2004 and 2003, we had no major customers that individually accounted for 10% or more of annual sales. As we introduce new and enhanced software titles into the market, we anticipate our sales to a single customer, as a percentage of gross consolidated revenue, will continue to remain below 10%.

Also for the years ended December 31, 2004 and 2003, product and material purchases from IsoDisc accounted for 29% and 3%, respectively, Midlands Packaging Corporation accounted for 18% and 14%, respectively, Frogs Copy and Graphics accounted for 17% and 10%, respectively, MicroBytes, Inc. accounted for 12% and 39%, respectively, and Cedar Graphics accounted for 7% and 17%, respectively, of the total product and material purchases made by us.

REGULATION

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally.

COMPETITION

The market for our products is rapidly evolving and highly competitive. We face competition from other software publishers, all of which generally sell through the same combination of channels that we do, including chain store, secular, CBA, direct and online sales.

Specifically, and in relation to our QuickVerse® products, we are the market leader in our category. We currently compete with the following companies and products, among others:

•	Logos Research Systems, Inc. - Logos Series X®
•	Biblesoft, Inc. - BibleSoft PC Bible Study® Version 4
•	Thomas Nelson, Inc. - Nelson eBible®
•	WordSearch Bible Publishers - WordSearch® 7
•	Zondervan - Zondervan Bible Study Library®

Although each of these companies publishes software packages in several different variations, generally in a range that includes a standard package, an expanded package, and a deluxe package (the same way that we do), in each of these respective categories we tend to be the least expensive but the most comprehensive in terms of the number of Bibles and reference titles included. QuickVerse’s® reputation, moreover, is among the most well-respected in its category.

In relation to our Membership Plus® products, we currently compete with the following companies and comparable products, among others:

•	ACS Technologies®
•	CCIS Church Software®
•	Church Data Master Plus®
•	Church Windows/Computer Helper®
•	Church Office®
•	Logos Management Software®
•	Power Church Software®
•	Servant PC®
•	Shelby Systems®
•	Shepherd’s Staff® (Concordia Publishing House)
•	Specialty Software®

In addition to being the market leader by a margin of over 100% in the church management software publishing category in terms of registered users, our Membership Plus® packages are among the least expensive products in the category.

Although we are among the market leaders in each of our two primary product categories, some of our competitors have longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources than us. Moreover, we believe that competition from new entrants will increase as the market for religious products and services expands.

INTELLECTUAL PROPERTY

Our proprietary software content and related intellectual property is the single most important component of our products and ability to generate revenues and we rely to a very large extent on our proprietary technology and intellectual property in being able to effectively compete with other Bible and inspirational content software companies. We rely on a combination of copyright, trademark, and trade secret laws to protect our proprietary content, and our copyright license agreements with our content providers are a key component in our intellectual property assets.

In 1999, and for the purchase price of $5 million, we obtained an exclusive licensing agreement with Parsons Technology, Inc., a subsidiary of TLC, formerly the Mattel Corporation, for their Parsons Church Division, a collection of top-selling Christian-related titles, a copy of which agreement is incorporated by reference into this prospectus as Exhibit 10.3. The Parsons License Agreement originally had a term of ten years. As a result of a settlement agreement reached on October 20, 2003, the term of that license has now been extended indefinitely, and provides us with the exclusive worldwide right to market, sell, and continue to develop those titles it covers. For the fiscal year ended December 31, 2004, over 97% of our revenues were derived from sales of product the rights to which we maintain pursuant to the Parsons License Agreement.

In total, we currently have content licensing agreements with 45 different publishers for approximately 765 individual Bible translations and other biblical or related scholarly works which are incorporated in various editions of our QuickVerse® products, or in some cases sold as stand-alone or add-on content.

We cannot be certain that the precautions we have taken will provide meaningful protection from unauthorized use by others. If we must pursue litigation in the future to enforce or otherwise protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely have to make substantial expenditures and divert valuable resources. In addition, many foreign countries’ laws may not protect us from improper use of our proprietary technologies outside of the United States. Finally, we may not have adequate remedies if our proprietary content is appropriated, our proprietary rights are violated, or our trade secrets are disclosed.

EMPLOYEES

As of April 15, 2005, we had thirty full-time employees. Of those 30, four were part of the senior-level executive and financial management team, six were in the product development team, nine were on the sales team, and eleven were in fulfillment, administration, and related support positions. For the fiscal year ended December 31, 2004, our annual payroll was $1,260,381, equivalent to 22% of gross revenues. In addition, we have engaged the services of several consulting firms who are working full or part-time for us in the area of product development and marketing.

We rely heavily on our current officers and directors in operating the business. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 11204 Davenport Street, Suite 100, Omaha, Nebraska. We lease this 6,500 square foot premises under a five year lease agreement with 11204, LLC. Our monthly rent is $7,094.79 and, as of April 15, 2005, there were approximately twenty-five months remaining under the lease.

We maintain additional leased office space in Naperville, Illinois for certain product development activity. We lease this 880 square foot premises under an eighteen month lease agreement with Transwestern Commercial Services. Our monthly rent is $1,320.00 and there are five months remaining under the lease.

Three of the company’s full-time employees work in home offices located in Cedar Rapids, Iowa. We do not pay for any space associated with these operations.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 15, 2004, we filed a definitive Information Statement on Schedule 14C with the Securities and Exchange Commission. The Information Statement was mailed to our stockholders on or about October 18, 2004 solely for the purpose of informing the stockholders of the approval and unanimous consent by our board of directors, and the affirmative vote on September 9, 2004 of the holders of a majority of the voting power to take the following action:

(i)	amend our Articles of Incorporation to increase our authorized shares of common stock from 50,000,000 to 120,000,000 shares; and

(ii)	ratify the designation of our incumbent directors among the three classes of directors.

Of our 46,153,189 common shares issued and outstanding at the time, the affirmative vote of the holders of a majority of our voting power was required to approve the amendment and to ratify the designation. Both the amendment and the ratification of designation received the approval of holders owning 32,307,090 shares of our common stock, representing 70% of our then total issued and outstanding common stock (51.97% after adjustment for certain voting restrictions set forth in our Articles of Incorporation), each by written consent as permitted by the Nevada Revised Statutes and our Bylaws. The action approved by the consenting stockholders became effective on November 8, 2004, which was 20 days after we mailed the Information Statement to our stockholders. The amendment to our Articles of Incorporation was filed and effective with the Secretary of State of Nevada on November 10, 2004. We did not solicit proxies to vote at a stockholders’ meeting in connection with either the amendment or the ratification.

No other matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

RECENT SALES OF UNREGISTERED SECURITIES

On September 30, 2004, we issued two promissory notes to two different individuals. Each of these promissory notes was in the principal amount of $120,000 and, pursuant to a separate side letter agreement in each case, was convertible at the option of the holder into 1,000,000 restricted shares of common stock. The issuance of these securities was effected through private transactions in each case not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

On November 10, 2004, we issued two warrants to purchase shares of common stock to a private investment partnership. The first warrant entitles the investor to purchase up to 10,937,500 shares of common stock at a price of $0.18 per share, and the second warrant entitles the investor to purchase up to 10,937,500 additional shares of common stock at a price of $0.60 per share. The issuance of these securities was effected through private transactions in each case not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

On November 16, 2004, the holders of the promissory notes issued on September 30, 2004 converted those notes into a total of 2,000,000 shares of our common stock. The conversion of such securities was effected without registration under the Securities Act based on their being exempted securities under Section 3(a)(9) thereof.

Subsequent to December 31, 2004, the company restored a stale check that was issued to a corporation as payment in full of a note payable. This resulted in the conversion of the note payable into 466,666 shares of common stock. The conversion of such securities was effected without registration under the Securities Act based on their being exempted securities under Section 3(a)(9) thereof.

There were no underwriters or placement agents involved in any of the issuances set forth above and no commissions were paid.

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

Common Stock
2003	High	Low
First Quarter	$0.024	$0.022
Second Quarter	$0.080	$0.022
Third Quarter	$0.070	$0.010
Fourth Quarter	$0.040	$0.025

2004	High	Low
First Quarter	$0.055	$0.020
Second Quarter	$0.400	$0.018
Third Quarter	$0.250	$0.090
Fourth Quarter	$0.190	$0.060

STOCKHOLDERS

As of April 15, 2005, there were approximately 800 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

DIVIDENDS

During the last two years, no dividends have been paid on our common stock and we do not anticipate paying any dividends in the foreseeable future. Although it is our intention to utilize all available funds for the development of our business, no restrictions are in place that would limit or restrict our ability to pay dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	910,000	$0.11	590,000
Equity compensation plans not approved by security holders	2,800,000	$0.0879	---
Total	3,710,000	$0.0933	590,000

The Findex.com, Inc. Stock Incentive Plan (the “Plan”) authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to directors, officers and other key employees of the company. The Plan has been approved by the shareholders and as such, provides certain income tax advantages to employees as provided under Sections 421, 422, and 424 of the Internal Revenue Code. Stock options are granted at an exercise price as determined by the Board at the time the option is granted and shall not be less than the par value of such shares of common stock. Stock options vest quarterly over three years and have a term of up to ten years. The Plan authorizes an aggregate of 1,500,000 shares of common stock that may be issued.

In addition, the company issues various forms of stock-based awards including nonqualified stock options and restricted stock awards to directors, officers, other key employees and third party consultants, outside of the Stock Incentive Plan. Awards granted outside of the Plan have been granted pursuant to equity compensation arrangements that have not been approved by the shareholders. These awards are granted at an exercise price as determined by the Board at the time of grant and are not less than the par value of such shares of common stock. Stock options granted outside of the Plan vest as determined by the Board at the time of grant and have a term of up to ten years. Nonemployee directors, though treated as employees for financial reporting purposes under FASB Interpretation No. 44, are excluded from the income tax advantages afforded employees by the Internal Revenue Code.

All issued options, whether under the Plan or not, create the obligation for stock issuance at the established exercise price.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read together with the consolidated financial statements of Findex.com, Inc. for the period ended December 31, 2004 and the notes to the consolidated financial statements.

Certain information included herein contains statements that constitute “forward-looking statements” containing certain risks and uncertainties. Readers are referred to the cautionary statement at the beginning of this report, which addresses forward-looking statements made by us.

    CRITICAL ACCOUNTING POLICIES

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. These policies primarily address matters of expense recognition and revenue recognition, including amortization of software development cost and the calculation for reserve of returns. Investors are cautioned that these policies are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially. Management does not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

    RESULTS OF OPERATIONS

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating only about 33% of our annual sales.

During the years of 2003 and 2004, the company had several non-recurring items take place. For the twelve months ended December 31, 2003, the company had a one-time, non-recurring write down to accrued royalties of approximately $584,000, wrote down a distinct category of obsolete inventory of approximately $61,000, and wrote off a note payable of approximately $650,000 and the interest associated with the note of approximately $217,000. For the twelve months ended December 31, 2004, the company wrote down the reserve for rebates payable from a change in accounting estimate of approximately $266,000, wrote down a distinct category of obsolete inventory of approximately $32,000, and incurred a non-recurring expense of approximately $155,000 related to a settlement with an institutional private equity investor. Furthermore, for the twelve months ended December 31, 2004, the company recognized approximately a $1,000,000 gain from extinguishment of debt which is classified as an extraordinary item. The extinguishment of debt is a direct result from settling with various vendors and content providers for lump-sum payments at a reduced amount of balances owed. The non-recurring expense is a direct result of the company coming to terms with such institutional private equity investor for early termination of a certain investment agreement, originally entered into in June 2001. These non-recurring items had no effect on the cash flow statement.

Our income before taxes and the extraordinary item decreased approximately $1,674,000 from an income of approximately $1,808,000 for the twelve months ended December 31, 2003 to a loss of approximately $134,000 for the twelve months ended December 31, 2004. However, our net income increased approximately $376,000 from a net income of approximately $1,842,000 for the twelve months ended December 31, 2003 to a net income of approximately $2,218,000 for the twelve months ended December 31, 2004. By excluding our interest, taxes, depreciation, and amortization from net income, our EBITDA decreased approximately $1,194,000 from EBITDA earnings of approximately $2,339,000 for the twelve months ended December 31, 2003 to EBITDA earnings of approximately $1,145,000 for the twelve months ended December 31, 2004. These net income and EBITDA results include the non-recurring items noted above. Net of the non-recurring items, our EBITDA decreased approximately $484,000 from an EBITDA earnings of approximately $949,000 for the twelve months ended December 31, 2003 to EBITDA earnings of approximately $465,000 for the twelve months ended December 31, 2004.

Non-cash expenses related to shares of common stock issued for services increased by approximately $126,000. For the year ended December 31, 2004, we recognized approximately $149,000 in non-cash expenses related to shares of common stock and warrants issued for services and approximately $30,000 in non-cash expenses related to shares of common stock issued in a settlement agreement. Comparatively for the year ended December 31, 2003, we recognized expenses of approximately $53,000 relating to shares of common stock issued for services. Overall, interest expense for the twelve months ended December 31, 2004 decreased by approximately $45,000 compared to 2003. This is due to the company reducing its trade payables and meeting the scheduled terms. Furthermore, the note liabilities interest was reduced due to the reclassification of the note payable in the fourth quarter of 2003. Amortization expense related to the software license decreased for the twelve months ended December 31, 2004 compared to 2003 as a result of the final settlement with The Learning Company, which extended the life of the license indefinitely. Amortization expense related to software development costs increased approximately $220,000 for the twelve months ended December 31, 2004 compared to 2003. This is a direct result from QuickVerse® 8.0 shipping in late December 2003, Membership Plus® 8.0 shipping in January 2004, QuickVerse® PDA 2005 shipping in September 2004, and QuickVerse® 2005 shipping in early December 2004.

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

Product return reserves are based upon a percentage of total retail and direct sales for the period and may increase or decrease as actual returns are processed. Product returns or price protection concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results. See Risk Factors - “Product returns or price protections that exceed our anticipated reserves could result in worse than expected operating results”. Product returns from distributors and Christian bookstores are allowed primarily in exchange for new products or for credit towards purchases as part of a stock-balancing program. These returns are subject to certain limitations that may exist in the contract that we have with them. Under certain circumstances, such as termination or when a product is defective, distributors and bookstores could receive a cash refund if returns exceed amounts owed. Returns from sales made directly to the consumer are accepted within 45 days of purchase and are issued a cash refund.

Software products are sold separately, without future performance such as upgrades or maintenance, and are sold with post contract customer support (“PCS”) services, customer service and technical support assistance. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to our customers. We do not defer the recognition of revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. We accrue the estimated associated costs of providing this free support upon product shipment. We also offer several plans under which customers are charged for technical support assistance. For plans where we collect fees in advance, we recognize revenue over the period of service, which is generally one year.

Shipping and handling costs in connection with our software products are expensed as incurred and included in cost of goods sold.

Gross revenues increased approximately $999,000 from approximately $4,788,000 for the year ended December 31, 2003 to approximately $5,787,000 for the year ended December 31, 2004. Such increase is due to the company’s release of an enhanced version of our top financial and data management product, Membership Plus®, during the first quarter of 2004 and an enhanced version of our flagship product, QuickVerse®, during the fourth quarter of 2004. In addition to the QuickVerse® and Membership Plus® releases, there were several other new product releases in the year of 2004 such as an enhanced version of our QuickVerse® PDA. However, the retail value of the products ranged from $9.95 to $59.95 compared to $99.95 to $349.95 for the QuickVerse® and Membership Plus® titles. During the year of 2003, we only had one major product release, QuickVerse® version 8.0, which shipped in late December 2003. During the years of 2003 and 2004, our sales efforts were focused on targeting the end user through telemarketing and Internet sales. These efforts resulted in more consistent sales during the two years. Sales into the retail market (both CBA and secular) continue to increase; however, they are not back to the levels of pre-recession periods of 1999 and 2000.

Sales returns and allowances increased approximately $171,000 from approximately $391,000 for the year ended December 31, 2003 to approximately $562,000 for the year ended December 31, 2004 and increased as a percentage of gross sales from approximately 8% for the year ended December 31, 2003 to approximately 10% for the year ended December 31, 2004. The increase in sales returns and allowances as a percentage is attributable to our release of enhanced versions of QuickVerse® and Membership Plus® in late December of 2003 and January of 2004, respectively. The release of these two enhanced products resulted in an increased quantity of sales returns and allowances of prior versions as distributors and stores made shelf space during the first quarter of 2004. Furthermore, the release of QuickVerse® in late December of 2003 was the only enhancement to the product within a three year timeframe. We released QuickVerse® 2005 earlier in the fourth quarter of 2004 with only an eleven month difference from the last enhancement. Due to the earlier release, we anticipated stores would have more time to return the previous version of QuickVerse® than compared to a year ago. Product returns during the other quarters were consistent. We anticipate the sales return and allowances as a percentage to decrease due to our focused sales efforts to the end user and our decreased presence in the retail market. Incidents of return are lower for sales direct to the end user than sales into the retail stores.

Cost of Sales

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package and ship the software products, and the amortized software development costs. The direct costs and manufacturing overhead increased from 15.1% of gross revenues in 2003 to 16.7% of gross revenues in 2004. The increase resulted directly from amortization of software development costs. The amortization recognized during the twelve months ended December 31, 2003 resulted from several new software releases in 2003 including the then newly released QuickVerse® 8.0. However, the shorter timeframe between our product upgrades during the year of 2004 led to an increased amount of amortization recognized. During the twelve months ended December 31, 2004 we continued to amortize the costs associated with QuickVerse® 8.0 along with the newly released Membership Plus® 8.0, the updated release of QuickVerse® PDA 2005 and the release of QuickVerse® 2005. The direct costs and manufacturing overhead percentage is expected to continue at the 2004 levels as working capital remains more consistent and as more development projects are implemented in a shortened timeframe.

Royalties to third party providers of intellectual property also increased from 5.5% of gross revenues in 2003 to 7.2% of gross revenues in 2004. The increase of royalties reflects the release of the QuickVerse® 8.0 editions in late December 2003 and the release of QuickVerse® 2005 editions in early December 2004. Furthermore, we sold some of the older

QuickVerse® versions to liquidators at a reduced price throughout the year compared to no sales to liquidators during the year ended 2003. During the year ended 2004, we also renegotiated several royalty contracts which resulted in some cases in a higher royalty rate along with access to more content. Overall, our royalties have decreased compared to prior years due to the focus on selling product upgrades and non-royalty titles. Upgrade sales, for example, from QuickVerse® version 8.0 to QuickVerse® version 2005, are subject to royalties only on the content additions of the upgraded version. The royalty rate as a percentage of gross sales is expected to increase in the future as the new QuickVerse® 2005 is released into the retail market. Upgrade sales will continue to be subject to royalties only on content additions and sales to new users are expected to increase significantly.

Software development costs are expensed as incurred until technological feasibility has been established, at which time development costs are capitalized until the software title is available for general release to customers. Software development is segregated by title and technology platform. Once a product has been successfully released, subsequent revisions and upgrades are considered development and the costs of the revision and upgrade are capitalized. Capitalized costs are amortized on a product-by-product basis using the greater of straight-line amortization over the estimated life of the product or on the ratio of current revenues from the product to the total projected revenue over the life of the product. Generally, we consider technological feasibility to have been established with the release of a beta version for testing. Software development costs are summarized in the table below. The software development costs, consisting primarily of direct and indirect labor and related overhead charges, capitalized during the twelve months ended December 31, 2003 and 2004 were approximately $659,000 and approximately $692,000, respectively. Accumulated amortization of these development costs included in cost of sales totaled approximately $355,000 and approximately $575,000 for the twelve months ended December 31, 2003 and 2004, respectively. The increase in both the capitalization and amortization is a direct result of the increase in the number of development projects.

	Twelve Months Ended
	December 31,
	2003	2004
Beginning balance	$280,502	$584,706
Capitalized	659,487	692,063
Amortized (cost of sales)	355,283	575,480
Ending balance	$584,706	$701,289
Research and development expense (General and administrative)	$128,159	$64,653

Sales, General and Administrative

Operating expenses for 2004 include approximately $149,000 in non-cash expenses related to shares of common stock and warrants issued for services and approximately $30,000 in non-cash expenses related to shares of common stock issued in a settlement agreement compared with approximately $53,000 for 2003. With gross revenues increasing approximately $999,000 from 2003 to 2004, sales expenses also increased approximately $481,000 from approximately $813,000 for 2003 to approximately $1,294,000 for 2004. Included in sales expenses, commissions to a third-party telemarketing firm increased approximately $244,000 as our sales focus to the direct consumer increased along with the number of new and enhanced product releases during 2004 compared with that of 2003; fulfillment costs from a third-party warehouse increased approximately $32,000 as we released three major product upgrades beginning late December 2003 through December 2004; advertising, rebates, and direct marketing increased approximately $200,000 as we launched a full-service online store, began marketing our products online through multiple sources, attended more retail conferences, and increased the number of new product upgrades throughout the year; and marketing and customer service costs increased approximately $5,000 as our sales efforts continue to be more focused towards the consumer instead of the retail store.

Research and development costs include salaries and benefits of personnel and third parties conducting research and development of software products. Software development costs expensed as research and development (see table above) amounted to approximately $65,000 for the twelve months ended December 31, 2004 compared to approximately $128,000 incurred for the twelve months ended December 31, 2003. The decrease in 2004 reflects further development of existing products whereas in 2003 we had more research and development costs associated with new titles such as QuickVerse® PDA for both Pocket PC® and Palm OS® operating systems. Research and development expenses are expected to increase in future periods as we add new products and versions to our product mix.

Personnel costs increased approximately $371,000 from approximately $1,096,000 for the twelve months ended December 31, 2003 to approximately $1,467,000 for the twelve months ended December 31, 2004. This increase is primarily from the increase in our sales and marketing team and technical support staff and the associated health care costs. The company also recognized approximately $14,000 of expense related to 635,000 restricted shares of common stock issued to employees and approximately $67,000 in expense for upper management year-end bonus accrual. Furthermore, the capitalization of direct and indirect labor and related overhead charges as software development costs (see “Cost of Sales” above) decreased by approximately $76,000 from approximately $190,000 for the twelve months ended December 31, 2003 to approximately $114,000 for the twelve months ended December 31, 2004. This decrease is due to the shortened development time period for the new development projects that began during the year 2004. It is anticipated that personnel costs will continue to increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the direct marketing staff. In addition, interest and penalty fees related to back payroll taxes increased approximately $95,000 for the twelve months ended December 31, 2004.

Direct legal costs increased approximately $38,000 for the twelve months ended December 31, 2004 as the disputes with TLC and Zondervan were finalized in March 2004. However, approximately $44,000 of legal costs were related to the stock offering costs incurred in July 2004 and the related preparation of a 14C information statement and SB-2 registration statement; and therefore was recorded as a reduction to additional paid-in capital. It is anticipated that legal costs will increase as we pursue our business plan for growth by acquiring companies that are synergistic with our current product line and customer base. Rent expense increased approximately $25,000 as we opened a new product development facility located in Naperville, IL. The increase is also attributed to the capitalization of related overhead charges as software development costs. See “Cost of Sales” above. Telecommunications costs increased approximately $70,000 as the call volume increased in technical support and customer service due to the release of the three major product upgrades beginning late December 2003 through December 2004. Corporate service fees increased approximately $94,000 for the twelve months ended December 31, 2004. These fees are related to the recent hire of an outside consultant, the expense for an issuance of a warrant to purchase 600,000 shares of common stock allocated over the term of the consulting contract, and the expense for a previous issuance of a warrant to purchase 250,000 shares of common stock.

Nonrecurring Items

The company wrote-off distinctly different categories of obsolete inventory with a carried cost totaling approximately $61,000 during the twelve months ended December 31, 2003 and approximately $32,000 during the twelve months ended December 31, 2004. The 2004 inventory write-off was a direct result of the March 2004 settlement with The Zondervan Corporation. These have been recognized as an expense.

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

During the year ended December 31, 2004, the company incurred approximately $155,000 in expenses related to a settlement agreement with an institutional private equity investor for early termination of the agreement. As part of a settlement agreement, the company issued 295,692 shares of common stock and paid a cash lump sum of $125,000. The shares were valued at $0.10 per share. This has been treated as expenses incurred in a withdrawn public offering.

During the year ended December 31, 2003, the company reclassified as other income - nonrecurring items proceeds totaling $650,000, and the corresponding accrued interest payable totaling approximately $217,000, that were previously recorded as an unsecured note payable. The determination to reclassify the obligation was made on the basis of the combined facts that (i) the obligation exists, if at all, solely pursuant to an oral loan agreement made over three years ago in the State of North Carolina with a representative of the party to whom the obligation was believed to have been owed, (ii) no party has ever made any demand for repayment thereof despite the fact that no payments have ever been made on the obligation, (iii) the party believed to be owed the obligation, upon inquiry, claims no record of any such obligation, and (iv) the State of North Carolina Statute of Limitations applicable to oral agreements, believed to govern the continued enforceability of the obligation, has expired.

Rebate Reserve Adjustment

During the year ended December 31, 2004 the company adjusted the reserve for rebates by approximately $266,000 in order to more properly reflect open rebate programs and the estimated balance of each that management expects to pay. The remaining reserve balance was estimated based on historical response rates.

Amortization

Amortization of the software license decreased approximately $29,000 from approximately $45,000 for the twelve months ended December 31, 2003 to approximately $16,000 for the twelve months ended December 31, 2004. Upon final settlement with TLC in October of 2003, the term of the software license agreement was extended indefinitely and provided the company with the exclusive worldwide right to market, sell, and continue to develop those titles it covers. This effectively changed the substance from an amortizable intangible asset with a finite useful life to an unamortizable intangible asset with an indefinite useful life. Amortization expense, determined using the straight-line method, was calculated through the settlement date of October 20, 2003. Amortization expense for 2004 reflects the launch of our new website during the second quarter.

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

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. At December 31, 2003, management established the valuation allowance equal to the total deferred tax assets due to the uncertainty about the company’s ability to continue as a going concern. At December 31, 2004, management adjusted the amount of valuation allowance based on the assessment that the company will continue as a going concern and will produce sufficient income in the future to realize its net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the software license agreement. We currently have net operating loss carryforwards, for income tax purposes, of approximately $7,648,000. The carryforwards are the result of income tax losses generated in 2000 ($2,480,000 expiring in 2020) and 2001 ($5,168,000 expiring in 2021). We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $450,000 to fully utilize the current loss carryforwards. We believe this is achievable through careful expense management and continued introduction of new products and enhanced versions of our existing products.

Although there can be no assurance, management expects the deductible temporary differences (reserves) to reverse sometime beyond the next fiscal year.

Extraordinary Item

During the year ended December 31, 2004, the company recognized approximately a $1,000,000 gain from extinguishment of debt which is classified as an extraordinary item. The extinguishment of debt is a direct result from settling with various vendors and content providers for lump-sum payments ranging from approximately 17% to approximately 60% of balances owed. Income taxes allocated and subtracted from the total gain were approximately $401,000, or approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, Findex had $1,601,801 in current assets, $1,383,146 in current liabilities and a retained deficit of $5,684,015. We had a net loss before income taxes of $134,455 for the year ended December 31, 2004. However, operating expenses for 2004 included approximately $149,000 in non-cash expenses related to shares of common stock and warrants issued for services and approximately $30,000 in non-cash expenses related to shares of common stock issued in a settlement agreement. See “Results Of Operations” above.

Net cash provided by operating activities was approximately $822,000 for the year ended December 31, 2003 and net cash used by operating activities was approximately $644,000 for the year ended December 31, 2004. The increase in cash used was primarily due to an increase in the amounts paid to suppliers and employees which would include all royalty payments to our content providers.

Net cash used in investing activities was approximately $714,000 and $797,000 for the years ended December 31, 2003 and 2004, respectively. The increase in cash used for investing activities results from capitalizing costs associated with software development and upgrading our internal computer equipment and software in order to increase our operating efficiency capabilities.

Net cash used by financing activities was approximately $65,000 for the year ended December 31, 2003 and net cash provided by financing activities was approximately $1,690,000 for the year ended December 31, 2004. Cash used by financing activities reflects final settlement on our accounts receivable line of credit, payments made on debt obligations, and stock offering costs associated with the Barron Partners, LP (“Barron”) equity financing discussed below. Cash provided by financing activities reflects proceeds from issuance of stock to Barron and convertible debentures.

On March 19, 2001, we entered into an Accounts Receivable Financing Agreement with Alliance Financial Capital, Inc. (“AFC”). Pursuant to this agreement, AFC agrees to purchase selected accounts receivable on a discounted basis, including, without limitation, full power to collect, compromise, sue for, assign, or in any manner enforce collection thereof. The agreement provides for advances of 60% toward the purchase of the invoices with a credit line of $250,000. The terms call for 40% to be held in a reserve account from the collection of each invoice. Invoices not paid by the customer within 90 days of shipment are required to be repurchased by us out of the reserve account. The agreement carries a 12-month term with a minimum monthly fee equal to one half of one percent (.5%). The term renews automatically in 12-month increments unless a written request for termination is received by AFC at least 30 days before the renewal date. During the twelve months ended December 31, 2004, we transferred accounts receivable totaling $300,966 to a lender for cash advances of $180,580. As accounts are paid, the collected funds (less the amount advanced and appropriate fees) are disbursed to the company. The transfer agreement includes a repurchase requirement and, accordingly, the proceeds were accounted for as a secured borrowing. At December 31, 2004, the balance of receivables transferred and included in trade receivables was $0. The remaining secured borrowing balance included in accrued expenses was $0. On July 20, 2004, we terminated the Accounts Receivable Financing Agreement with AFC.

On July 19, 2004, we completed an equity financing in the amount of $1,750,000 through a private placement with Barron. Under the terms of the agreement, Barron purchased 21,875,000 restricted shares of common stock at a price of $0.08 per share. In addition, according to the terms of the agreement, Barron received two warrants to purchase common stock. The first warrant entitles Barron to purchase up to 10,937,500 shares of common stock at a price of $0.18 per share and the second warrant entitles Barron to purchase up to 10,937,500 additional shares of common stock at a price of $0.60 per share. The original terms of the agreement called for the exercise price associated with each of the warrants to be subject to downward adjustment based on the occurrence or non-occurrence of certain events. An amendment to the Barron Partners, LP Stock Purchase Agreement was entered into on September 30, 2004 which removed these provisions. See Exhibits 10.10 and 10.11.

On September 30, 2004, we issued promissory notes to each of two different individuals. Each of these promissory notes was in the principal amount of $120,000 and, pursuant to a separate side letter agreement in each case, was convertible at the option of the holder into 1,000,000 restricted shares of common stock. On November 16, 2004, the holders of the promissory notes converted those notes into a total of 2,000,000 shares of our common stock.

The company was in arrears with the Internal Revenue Service for back payroll taxes and had been paying the payroll taxes in monthly installments previously approved by the Internal Revenue Service. Subsequent to the financing received in July of 2004, the company paid all back payroll taxes that were due to the Internal Revenue Service.

In July 2004, the company made the final payment to The Zondervan Corporation for $100,000 plus 5% simple interest. This payment completed all of the company’s obligations that were previously outlined in the settlement with The Zondervan Corporation and TLC dated October 2003. See Note 18 - Commitments and Contingencies. In addition, according to the settlement agreement, the term of the software license agreement with Parsons Technology, Inc., a subsidiary of TLC, has been extended indefinitely, and provides the company with the exclusive worldwide right to market, sell, and continue to develop those titles it covers.

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

GENERAL BUSINESS RISK

Our liquidity and capital resources are very limited.

Our ability to fund working capital and anticipated capital expenditures will depend on our future performance, which is subject to general economic conditions, financial conditions, our customers, actions of our domestic and international competitors, and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon (a) the extent and availability of bank and other credit facilities, (b) our ability to access external sources of financing, and (c) our ability to effectively manage our expenses in relation to revenues. Based upon the current level of operations and planned growth, we believe that the net proceeds received from our 2004 sales of common stock, warrants, together with future cash flow from operations, and funds from external sources of credit-based debt financing, will be adequate to meet our anticipated liquidity requirements over the next 12 months and will provide additional capital for potential acquisitions. Given our initiative towards rapid revenue growth, there can be no assurance, however, that our operations and access to external sources of financing will continue to provide resources sufficient to satisfy our liabilities arising in the ordinary course of business.

RISKS ASSOCIATED WITH OUR BUSINESS AND INDUSTRY

We face serious competition in our business segment.

The market for our products is rapidly evolving and highly competitive. We face competition from other software publishers, all of which generally sell through the same combination of channels that we do, including chain store, secular, CBA, direct and online sales. Specifically, we currently compete with Logos Research Systems, Inc., Biblesoft, Inc., Thomas Nelson, Inc., Zondervan and WordSearch Bible Publishers, among others. Although we are among the market leaders in our primary product categories, some of our competitors have longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources than us. Moreover, we believe that competition from new entrants will increase as the market for religious products and services continues to expand.

We have experienced, and may continue to experience, reduced revenues due to delays in the introduction and distribution of our products.

We cannot be certain that we will be able to meet our planned release dates for our new software releases. If we cannot release an important new product during the scheduled quarter, our revenues would likely be reduced in that quarter. In the past, we have experienced significant delays in our introduction of some new products. For instance, delays in duplication, packaging and distribution caused our QuickVerse® version 2005 to begin shipping in early-December 2004, long after the holiday season had been underway. As a result, we experienced fewer sales of this product than we would have if the product had been available before the holiday selling season began, which had a materially adverse effect on our operating results for the 2004 fourth quarter. It is likely in the future that delays will continue to occur and that some new products will not be released in accordance with our internal development schedule or the expectations of public market analysts and investors.

Product returns or price protections that exceed our anticipated reserves could result in worse than expected operating results.

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

We may not have available funds to develop products that consumers want.

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

Our success depends to a large degree upon the skills of our senior management team and key employees and upon our ability to identify, hire, and retain additional sales, marketing, technical, and financial personnel. The loss of any of our key executives or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business. We presently do not maintain key person life insurance on any of our executives. Although we have employment agreements with each of our three key executives, there can be no assurance that we will be able to retain our existing key personnel or attract and retain additional key personnel. Competition for these personnel in the software and technology industry is intense and identifying personnel with experience in this industry is even more difficult. Any loss of one of our key executives would likely have a material adverse effect on our business and prospects.

Our proprietary technology may not be adequately protected from unauthorized use by others, which could increase our litigation costs and adversely affect our sales.

Our proprietary software content and related intellectual property is the single most important component of our products and ability to generate revenues and we rely to a very large extent on our proprietary technology and intellectual property in being able to effectively compete with other Bible and inspirational content software companies. Unauthorized use by others of our proprietary content could result in an increase in competing products and a reduction in our own sales. We rely on a combination of copyright, trademark, and trade secret laws to protect our proprietary content, and our copyright license agreements with our content providers are a key component in our intellectual property assets. We cannot be certain; however, that the precautions we have taken will provide meaningful protection from unauthorized use by others. If we must pursue litigation in the future to enforce or otherwise protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely have to make substantial expenditures and divert valuable resources. In addition, many foreign countries’ laws may not protect us from improper use of our proprietary technologies outside of the United States. We may not have adequate remedies if our proprietary content is appropriated, our proprietary rights are violated, or our trade secrets are disclosed.

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

Recent increases in the use of internet devices to access inspirational content and the continued development of internet devices as a medium for the delivery of network-based information, content, and services may require us to change our products. Our success depends on our ability to understand the method upon which our search engines operate and our ability to service new and emerging devices to access the internet, such as browser phones, personal digital assistants, and other wireless devices. To the extent these new Internet access devices change the way that information is displayed to the end user or causes a change in the medium that is searched, we may be required to revise the methodology of our products. Although our PDA version products have performed well for us since their introduction in 2004, we cannot predict the impact that new devices will have on our services across the entire spectrum of developing technologies, and any required product adaptations may result in loss of revenue and goodwill, increased expenses, and reduced operating margins.

RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK

Up to 47,025,000 shares of our common stock are likely to become eligible for public sale as a result of a resale registration statement filing which is likely to depress our stock price.

As of the date of filing of this annual report with the SEC on Form 10-KSB, we also have a registration statement filed with the SEC on Form SB-2 which, once declared effective by the SEC, will cause to be eligible for immediate resale on the public market 23,875,000 shares of our common stock and an additional 23,150,000 shares of our common stock underlying warrants (the resale offering of which shall only be made by means of a separate prospectus). As a percentage of our total outstanding common stock, this represents 65.5%. If a significant number of shares are offered for sale simultaneously, which is not unlikely to occur, it would have a depressive effect on the trading price of our common stock on the public market. Any such depressive effect may encourage short positions and short sales, which could place further downward pressure on the price of our common stock. Further, all of the shares sold in the offering will be freely transferable thereafter without restriction or further registration under the Securities Act (except for any shares purchased by our “affiliates”, as defined in Rule 144 of the Securities Act), which could place even further downward pressure on the price of our common stock.

Unless an active trading market develops for our common stock, you may not be able to sell your shares.

Although we are a reporting company and our common stock is listed on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.), there is no active trading market for our common stock. There can be no assurance that an active trading market will ever develop for our common stock or, if it does develop, that it will be maintained. Failure to develop or maintain an active trading market will have a generally negative effect on the price of our common stock, and you may be unable to sell your shares or any attempted sale of such shares may have the effect of lowering the market price, and therefore your investment could be a complete or partial loss.

Since our common stock is thinly traded, it is more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price you paid.

You may have difficulty reselling shares of our common stock, either at or above the price you paid, or even at a fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded, it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company, and, depending on when you determine to sell, you may not be able to obtain a price at or above the price you paid.

Trading in our common stock on the OTC Bulletin Board may be limited thereby making it more difficult for you to resell any shares you may own.

Our common stock trades on the OTC Bulletin Board owned and operated by the Nasdaq Stock Market, Inc. The OTC Bulletin Board is not an exchange and, because trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a national exchange or on the Nasdaq National Market, you may have difficulty reselling any of the shares of our common stock that you purchase from the selling stockholders.

Our common stock is subject to the “penny stock” regulations, which is likely to make it more difficult to sell.

Our common stock is considered a “penny stock”, which generally is a stock trading under $5.00 and not registered on national securities exchanges or quoted on the Nasdaq National Market. The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. This regulation generally has the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares. Prior to a transaction in a penny stock, a broker-dealer is required to:

•	deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;

•	provide the customer with current bid and offer quotations for the penny stock;

•	explain the compensation of the broker-dealer and its salesperson in the transaction;

•	provide monthly account statements showing the market value of each penny stock held in the customer’s account; and

•	make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. Since our common stock is subject to the penny stock rules, investors in our common stock may find it more difficult to sell their shares.

Our stock price could be volatile, and your investment could suffer a decline in value.

The trading price of our common stock is likely to be highly volatile and could be subject to extreme fluctuations in price in response to various factors, many of which are beyond our control, including:

•	the trading volume of our shares;

•	the number of securities analysts, market-makers and brokers following our common stock;

•	changes in, or failure to achieve, financial estimates by securities analysts;

•	new products introduced or announced by us or our competitors;

•	announcements of technological innovations by us or our competitors;

•	our ability to produce and distribute retail packaged versions of our software in advance of peak retail selling seasons;

•	actual or anticipated variations in quarterly operating results;

•	conditions or trends in the consumer software and/or Christian products industries;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	additions or departures of key personnel;

•	sales of our common stock; and

•	stock market price and volume fluctuations of publicly-traded, particularly microcap, companies generally.

In addition, the stock market has recently experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources from our business. Further, and as noted above, our shares are currently traded on the OTC Bulletin Board and, further, are subject to the penny stock regulation. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

Future sales of our common stock by our officers or directors may depress our stock price.

Although our officers and directors are contractually obligated to refrain from selling any of their shares until July 20, 2005, following that date, any shares owned by our officers or directors which are registered in another registration statement, or which otherwise may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act, may be sold. Because of the perception by the investing public that a sale by such insiders may be reflective of their own lack of confidence in our prospects, the market price of our common stock could decline as a result of a sell-off following sales of substantial amounts of common stock by our officers and directors into the public market, or the mere perception that these sales could occur.

Future issuances of our common or preferred stock may depress our stock price and dilute your interest.

We may want to issue additional shares of our common stock in future financings and may grant stock options to our employees, officers, directors and consultants under our stock incentive plan. Any such issuances could have the effect of depressing the market price of our common stock and, in any case, would dilute the interests of our common stockholders. In addition, we could issue serial preferred stock having rights, preferences and privileges senior to those of our common stock, including the right to receive dividends and/or preferences upon liquidation, dissolution or winding-up in excess of, or prior to, the rights of the holders of our common stock. This could depress the value of our common stock and could reduce or eliminate the amounts that would otherwise have been available to pay dividends on our common stock (which are unlikely in any case) or to make distributions on liquidation.

If you require dividend income, you should not rely on an investment in our common stock.

We do not anticipate paying dividends on our common stock in the foreseeable future. Rather, we intend to retain earnings, if any, for the continued operation and expansion of our business. It is unlikely, therefore, that holders of our common stock will have an opportunity to profit from anything other than potential appreciation in the value of our common stock held by them. If you require dividend income, you should not rely on an investment in our common stock.

The lack of a majority of independent directors on our board of directors may affect our ability to be listed on a national securities exchange or quotation system.

We are not currently subject to the listing requirements of any national securities exchange or quotation system. The listing standards of the national securities exchanges and automated quotation systems require that a company’s board of directors consist of a majority of directors who are independent as defined by the Sarbanes-Oxley Act of 2002 and as defined by applicable listing standards, and that the audit committee of the board of directors must consist of at least three members, all of whom are independent.  Similarly, the compensation and nominating committees of company boards of directors must also consist of independent directors.  Currently, only two of our directors, who are the only members of our Audit Committee, meet the definition of an “independent” director as defined by the Sarbanes-Oxley Act of 2002 and as defined by listing standards.  Further, two of our four directors are currently executive officers and thereby do not satisfy these independence standards.  There is no guarantee that we will be able to appoint an additional director who will satisfy these independence requirements.  If we are unable to appoint an additional independent director to our board, we will be precluded from listing any of our capital stock on a national securities exchange or quotation system.

We have relied on the private placement exemption to raise substantial amounts of capital and could suffer substantial losses if that exemption is determined not to have been properly relied upon.

We have raised substantial amounts of capital in private placements from time to time. The securities offered in such private placements were not registered with the SEC or any state agency in reliance upon exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with the requirements of any of such exemptive provisions, investors would have the right to rescind their purchase of our securities or otherwise sue for damages. If one or more investors were to successfully seek such rescission or institute any such suit, we could face severe financial demands that could materially and adversely affect our financial position.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Findex.com, Inc.:

We have audited the accompanying consolidated balance sheets of Findex.com, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Findex.com, Inc. as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
February 18, 2005

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents:
Unrestricted cash	$341,359	$36,339
Restricted cash	50,354	105,683
Total cash and cash equivalents	391,713	142,022
Accounts receivable, trade (Note 2)	566,819	365,803
Inventories (Note 3)	234,000	272,600
Deferred income taxes, net (Note 8)	300,191	-
Other current assets	109,078	21,920
Total current assets	1,601,801	802,345
Property and equipment, net (Note 4)	131,019	65,603
Software license (Note 5)	2,513,158	2,513,158
Capitalized software development costs, net (Note 1)	701,289	584,706
Deferred income taxes, net (Note 8)	253,968	-
Other assets	94,101	63,818
Total assets	$5,295,336	$4,029,630

Liabilities and stockholders' equity
Current liabilities:
Notes payable (Note 6)	$-	$89,999
Current maturities of long-term debt (Note 7)	35,495	126,876
Accrued royalties	287,514	1,499,006
Accounts payable, trade	621,804	989,354
Accrued payroll	209,984	216,767
Reserve for sales returns	100,180	57,572
Rebates payable	29,561	357,451
Payroll taxes payable	8,235	221,600
Other current liabilities	90,373	89,554
Total current liabilities	1,383,146	3,648,179
Long-term debt (Note 7)	42,972	73,764
Deferred income taxes, net (Note 8)	253,968	1,051,327
Commitments and contingencies (Note 18)
Stockholders' equity (Note 9):
Preferred stock, $.001 par value
5,000,000 shares authorized
Series A: -0- and 11,400 shares issued and outstanding, respectively	-	11
Series B: -0- and 40,000 shares issued and outstanding, respectively	-	40
Common stock, $.001 par value
120,000,000 and 50,000,000 shares authorized, respectively
48,619,855 and 21,011,438 shares issued and outstanding, respectively	48,620	21,011
Paid-in capital	9,250,645	7,080,629
Retained (deficit)	(5,684,015)	(7,845,331)
Total stockholders' equity	3,615,250	(743,640)
Total liabilities and stockholders' equity	$5,295,336	$4,029,630

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2004	2003

Revenues, net of reserves and allowances	$5,218,784	$4,390,757
Cost of sales	1,556,626	1,113,866
Gross profit	3,662,158	3,276,891
Operating expenses:
Sales and marketing	1,294,377	813,438
General and administrative	2,466,479	1,861,185
Nonrecurring items (Note 10 )	32,396	(522,836)
Rebate reserve adjustment (Note 11)	(266,301)	-
Bad debt expense	22,778	23,208
Amortization expense	16,343	45,157
Depreciation expense	44,478	43,224
Total operating expenses	3,610,550	2,263,376
Earnings from operations	51,608	1,013,515
Interest income	1,378	9,727
Other income	9,276	7,977
Nonrecurring items (Note 10 )	(154,569)	866,516
Gain (loss) on disposition of assets	(141)	(2,659)
Interest expense	(42,007)	(87,144)
Income (Loss) before income taxes	(134,455)	1,807,932
Provision for income taxes (Note 8)	1,750,908	33,567
Income (Loss) before extraordinary item	1,616,453	1,841,499
Extraordinary item (Note 12) (less applicable income taxes of $400,874)	601,216	-
Net income	$2,217,669	$1,841,499

Basic earnings per share (Note 14):
Before extraordinary item	$-	$0.09
Extraordinary item	$0.02	$-
Net income	$0.06	$0.09

Diluted earnings per share (Note 14):
Before extraordinary item	$-	$0.09
Extraordinary item	$0.02	$-
Net income	$0.06	$0.08

Weighted average shares outstanding (Note 14):
Basic	34,520,754	20,411,438
Diluted	34,520,754	22,365,438

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Retained
	Preferred Stock		Common Stock		Paid-In	Earnings
	Series A	Series B	Shares	Amount	Capital	(Deficit)	Total

Balance as previously reported, December 31, 2002	$11	$40	19,811,438	$19,811	$7,029,079	$(9,785,777)	$(2,736,836)
Prior period adjustment (Note 13)	-	-	-	-	-	98,947	98,947
Balance, restated, December 31, 2002	$11	$40	19,811,438	$19,811	$7,029,079	$(9,686,830)	$(2,637,889)
Common stock issued for services	-	-	1,200,000	1,200	51,550	-	52,750
Net income, December 31, 2003	-	-	-	-	-	1,841,499	1,841,499
Balance, December 31, 2003	$11	$40	21,011,438	$21,011	$7,080,629	$(7,845,331)	$(743,640)
Common stock issued for services	-	-	2,774,105	2,774	100,445	-	103,219
Common stock warrants issued for services	-	-	-	-	75,715	-	75,715
Common stock cancelled	-	-	(48,387)	(48)	48	-	-
Preferred Series A common stock dividend	-	-	71,356	71	56,282	(56,353)	-
Conversion of preferred stock	(11)	(40)	469,677	470	(419)	-	-
Common stock issued in connection with
private placement, net of $51,047 of issuance costs	-	-	21,875,000	21,875	1,677,078	-	1,698,953
Conversion of notes payable	-	-	2,466,666	2,467	260,867	-	263,334
Net income, December 31, 2004	-	-	-	-	-	2,217,669	2,217,669
Balance, December 31, 2004	$-	$-	48,619,855	$48,620	$9,250,645	$(5,684,015)	$3,615,250

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2004	2003

Cash flows from operating activities:
Cash received from customers	$5,062,396	$4,228,649
Cash paid to suppliers and employees	(5,673,088)	(3,364,838)
Other operating receipts	9,276	7,977
Interest paid	(37,928)	(43,203)
Interest received	1,378	9,727
Income taxes (paid) refunded	(5,702)	43,909
Net cash provided (used) by operating activities	(643,668)	882,221
Cash flows from investing activities:
Acquisition of property, plant and equipment	(58,247)	(18,433)
Proceeds from sale of property, plant and equipment	-	-
Software development costs	(692,063)	(659,486)
Website development costs	(31,838)	(35,684)
Deposits made	(14,788)	(500)
Net cash (used) by investing activities	(796,936)	(714,103)
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	(20,931)	14,657
Payments made on long-term notes payable	(227,727)	(79,404)
Proceeds from convertible notes payable	240,000	-
Proceeds from issuance of stock	1,750,000	-
Stock offering costs paid	(51,047)	-
Net cash provided (used) by financing activities	1,690,295	(64,747)
Net increase in cash and cash equivalents	249,691	103,371
Cash and cash equivalents, beginning of year	142,022	38,651
Cash and cash equivalents, end of year	$391,713	$142,022

Reconciliation of net income to cash flows from operating activities:
Net income	$2,217,669	$1,841,499
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Software development costs amortized	575,481	355,282
Stock and warrants issued for services	178,929	52,750
Rebate reserve adjustment	266,301	-
Provision for bad debts	22,778	23,208
Depreciation & amortization	60,821	88,381
Non-cash non-recurring revenue	-	(650,000)
Loss on disposal of property, plant and equipment	141	2,659
Extraordinary item	(1,002,090)	-
Change in assets and liabilities:
Decrease in accounts receivable	(223,794)	(160,770)
Decrease in inventories	38,600	144,100
(Increase) decrease in refundable income taxes	(2,948)	43,909
(Increase) decrease in prepaid expenses	(84,211)	20,869
(Decrease) in accrued royalties	(324,360)	(631,607)
(Decrease) increase in accounts payable	(271,198)	81,793
(Decrease) in income taxes payable	(1,270)	-
Increase (decrease) in deferred taxes	(1,351,518)	(33,567)
(Decrease) in other liabilities	(742,999)	(296,285)
Net cash provided (used) by operating activities	$(643,668)	$882,221

See accompanying notes.

Findex.com, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Findex.com, Inc. (“Findex” or the “company”) was incorporated under the laws of the State of Nevada on November 7, 1997, as EJH Entertainment, Inc. On December 4, 1997, the company acquired EJH Entertainment, Inc. (EJH Idaho), an Idaho corporation, in a stock for stock transaction. EJH Idaho was incorporated on June 21, 1968, as Alpine Silver, Inc. (Alpine). Alpine changed its name to The Linked Companies, Inc. (Linked) on December 4, 1992. On September 9, 1996, Linked acquired Worldwide Entertainment, Inc. (Worldwide), a Delaware corporation, in a stock for stock transaction and changed its name to Worldwide Entertainment, Inc. On June 27, 1997, Worldwide changed its name to EJH Entertainment, Inc.

On April 30, 1999, the company acquired Findex Acquisition Corporation (FAC), a Delaware corporation in a stock for stock transaction and the name of the company was changed to Findex.com, Inc. FAC is a wholly-owned subsidiary without current business operations. FAC was incorporated on February 19, 1999 and acquired FinSource Ltd. (FinSource), a Delaware corporation in April 1999, in a stock for stock transaction. The mergers with FAC and FinSource were treated as reorganization mergers with the accounting survivor (business history) being FinSource.

On March 7, 2000, the company acquired Reagan Holdings, Inc. (Reagan), a Delaware corporation in a stock for stock transaction. Reagan was incorporated on July 27, 1999 and is a wholly-owned subsidiary without current business operations.

Findex is a retail, wholesale and Internet supplier of personal computer software products to business and religious organizations and individuals around the world. In July 1999, the company completed an exclusive license agreement with Parsons Technology, Inc., a subsidiary of The Learning Company (“TLC”), formerly Mattel (“MAT”)  Corporation, for the Parsons Church Division of Mattel. In so doing, Findex obtained the exclusive right to market, sell and continue to develop several Bible study software products. The company develops and publishes church and Bible study software products designed to simplify biblical research and streamline church office tasks.

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

CONCENTRATIONS

Financial instruments that potentially subject Findex to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Findex places its cash and cash equivalents at well-known, quality financial institutions. The company currently maintains its cash balances in one financial institution located in Omaha, Nebraska. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004, the company’s uninsured cash balance totaled $268,380.

Findex sells a majority of its products to end-users through distributors, Christian bookstores, Internet and direct marketing efforts. Although Findex attempts to prudently manage and control accounts receivable and performs ongoing credit evaluations in the normal course of business, the company generally requires no collateral on its product sales. During the years ended December 31, 2004 and 2003, the company had no major customers that individually accounted for 10% or more of the annual sales.

During the year ended December 31, 2004, we derived 63% of our total revenue from sales of QuickVerse®, 28% from sales of Membership Plus®, and 9% from sales of other software titles.

During the years ended December 31, 2004 and 2003, five vendors provided purchases individually of 10% or more of the total product and material purchases as follows: Vendor A accounted for 29% and 3%, respectively, Vendor B accounted for 18% and 14%, respectively, Vendor C accounted for 17% and 10%, respectively, Vendor D accounted for 12% and 39%, respectively, and Vendor E accounted for 7% and 17%, respectively. Accounts payable relating to Vendors A, B, C, D, and E were $40,234 and $20, $18,426 and $14,379, $34,931 and $26,194, $-0- and $39,431, and $2,020 and $-0-, as of December 31, 2004 and 2003 respectively.

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

RESTRICTED CASH

Restricted cash represents cash held in reserve by our merchant banker to allow for a potential increase in credit card chargebacks from increased consumer purchases. The cash held in reserve by our merchant banker will be unrestricted when consumer sales and chargeback volumes stabilize.

ACCOUNTS RECEIVABLE

Accounts receivable arise in the normal course of business. It is the policy of management to review the outstanding accounts receivable quarterly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectible amounts. Individual accounts are charged against the allowance when they are deemed uncollectible.

INVENTORY

Inventory, including out on consignment, consists primarily of software media, manuals and related packaging materials and is recorded at the lower of cost or market value, determined on a first-in, first-out and adjusted on a per-item basis.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Furniture, fixtures and computer equipment are depreciated over five years using the straight-line method. Software is depreciated over three years using the straight-line method. Expenditures for maintenance, repairs and other renewals of items are charged to expense when incurred.

ACCOUNTING FOR LONG-LIVED ASSETS

The company reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Property and equipment to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INTANGIBLE ASSETS

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives.

SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Total cumulative capitalized software development costs were $1,748,735 and $1,056,672, less accumulated amortization of $1,047,446 and $471,966 at December 31, 2004 and 2003, respectively. Research and development costs incurred and charged to expense were $64,653 and $128,159 for the years ended December 31, 2004 and 2003, respectively.

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

Software products are sold separately, without future performance such as upgrades or maintenance, and are sold with postcontract customer support (“PCS”) services, customer service and technical support assistance. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to our customers. We do not defer the recognition of revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. We accrue the estimated associated costs of providing this free support upon product shipment. We also offer several plans under which customers are charged for technical support assistance. For plans where we collect fees in advance, we recognize revenue over the period of service, generally one year.

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

ADVERTISING

Advertising costs, including direct response advertising costs, are charged to operations as incurred. The company has determined that direct response advertising costs are insignificant. Total advertising costs for the years ended December 31, 2004 and 2003 were approximately, $448,000 and $240,000, respectively.

STOCK-BASED COMPENSATION

As permitted under SFAS No. 123, Accounting for Stock-based Compensation, and amended under SFAS No. 148, Accounting for Stock-based Compensation-Transition and Disclosure, the company has elected to follow the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based awards to employees (see Note 15) and, accordingly, does not recognize compensation cost when employee stock-option grants are made at fair-market value.

LEGAL COSTS RELATED TO LOSS CONTINGENCIES

The company accrues legal costs expected to be incurred in connection with a loss contingency as they occur.

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

EARNINGS PER SHARE

The company follows SFAS No. 128, Earnings Per Share, to calculate and report basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period. For the company, dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options and warrants for all periods, convertible notes payable and the incremental shares of common stock issuable upon the conversion of convertible preferred stock.

When discontinued operations, extraordinary items, and/or the cumulative effect of an accounting change are present, income before any of such items on a per share basis represents the “control number” in determining whether potential shares of common stock are dilutive or anti-dilutive. Thus, the same number of potential shares of common stock used in computing diluted EPS for income from continuing operations is used in calculating all other reported diluted EPS amounts. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be anti-dilutive. In addition, certain options and warrants are considered anti-dilutive because the exercise prices were above the average market price during the period. Anti-dilutive shares are not included in the computation of diluted earnings per share, in accordance with SFAS No. 128.

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

RECLASSIFICATIONS

Certain accounts in the 2003 financial statements have been reclassified for comparative purposes to conform with the presentation in the 2004 financial statements.

NOTE 2 - ACCOUNTS RECEIVABLE

At December 31, 2004 and 2003, accounts receivable consisted of the following (see Note 1 - Concentrations):

	2004	2003

Trade receivables	$584,819	$384,803
Less: Allowance for doubtful accounts	18,000	19,000
Accounts receivable, trade	$566,819	$365,803

During the years ended December 31, 2004 and 2003, we transferred accounts receivable totaling $300,966 and $320,533 to a lender for cash advances of $180,580 and $192,320, respectively. As accounts are paid, the collected funds (less the amount advanced and appropriate fees) are disbursed to the company. The transfer agreement includes a repurchase requirement and, accordingly, the proceeds were accounted for as a secured borrowing. The agreement was terminated in July 2004. At December 31, 2004 and 2003, the balance of receivables transferred and included in trade receivables was $-0- and $34,893, respectively. The remaining secured borrowing balances of $-0- and $20,936 are included in accrued expenses at December 31, 2004 and 2003, respectively.

NOTE 3 - INVENTORIES

At December 31, 2004 and 2003, inventories consisted of the following:

	2004	2003

Raw materials	$111,300	$75,000
Finished goods	122,700	197,600
Inventories	$234,000	$272,600

During the years ended December 31, 2004 and 2003, the company wrote-off distinctly different categories of obsolete inventory with a carried cost totaling $32,396 and$60,792, respectively. These have been recognized as an operating expense. See Note 10.

NOTE 4 - PROPERTY AND EQUIPMENT, net

At December 31, 2004 and 2003, property and equipment consisted of the following:

	2004	2003

Computer equipment	$84,009	$61,905
Computer software	62,861	41,297
Office equipment	77,947	24,099
Office furniture and fixtures	62,594	51,119
Warehouse equipment	23,150	23,150
	310,561	201,570
Less: Accumulated depreciation	179,542	135,967
Property and equipment, net	$131,019	$65,603

At December 31, 2004, Office equipment contained telephone equipment under a capital lease obligation with a cost basis of $51,788. See Notes 7 and 16.

NOTE 5 - SOFTWARE LICENSE AGREEMENT

During the year ended December 31, 2003, the company offset the remaining unpaid installment ($1,051,785) against the carrying value of the software license in accordance with the terms of a tentative settlement agreement with TLC. In addition, the agreement called for the extension of the estimated life of the license from 10 years to 50 years.

On October 20, 2003, the company reached settlement in a dispute with The Zondervan Corporation and TLC. The settlement extended indefinitely the term of the software license agreement. This effectively changed the substance from an amortizable intangible asset with a finite useful life to an unamortizable intangible asset with an indefinite useful life. Amortization expense for 2003, determined using the straight-line method, was calculated through the settlement date.

NOTE 6 - NOTES PAYABLE

At December 31, 2004 and 2003, notes payable consisted of the following:

		2004	2003

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 666,667 restricted shares of common stock.	$	---	$33,333

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 666,667 restricted shares of common stock.		---	33,333

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 466,666 restricted shares of common stock. See Notes 17 and 20.		---	23,333
Notes payable	$	---	$89,999

In September 2004, the company borrowed a total of $240,000 from two individuals. Both notes were unsecured, carried an annual interest rate of 7.5%, were due August 2005, and were convertible at the option of the holder into a total of 2,000,000 restricted shares of common stock. Both notes were converted in November 2004 at the election of the respective holder. See Notes 9 and 17.

During the year ended December 31, 2003, the company reclassified as other income - nonrecurring items (see Note 10) proceeds totaling $650,000, and the corresponding accrued interest payable, received in late 1999 and early 2000 that were previously recorded as an unsecured note payable.

NOTE 7 - LONG-TERM DEBT

At December 31, 2004 and 2003, long-term debt consisted of the following:

	2004	2003

Unsecured term note payable to a corporation due October 2004 in monthly installments of $5,285, including interest at 8%.	$26,679	$53,975

Term note payable to a corporation due December 2005 in monthly installments of $6,833, including interest at 8%. Secured by inventory. See Notes 3 and 12.	---	146,665

Capital lease obligation payable to a corporation due November 2009 in monthly installments of $1,144, including interest at 11.7%. Secured by telephone equipment. See Notes 4 and 16.	51,788	---
	78,467	200,640
Less: Current maturities	35,495	126,876
Long-term debt	$42,972	$73,764

Principal maturities at December 31, 2004 are as follows:

2005	$35,495
2006	9,186
2007	10,318
2008	11,591
2009	11,877
Total	$78,467

NOTE 8 - INCOME TAXES

The provision (benefit) for taxes on income from continuing operations for the years ended December 31, 2004 and 2003 consisted of the following:

		2004		2003

Current:
Federal	$	---	$	---
State		1,484		---
		1,484		---
Deferred:
Federal		(1,785,267)		(29,061)
State		32,875		(4,506)
		(1,752,392)		(33,567)
Total tax provision (benefit)		$(1,750,908)		$(33,567)

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2004	2003

Expense at Federal statutory rate - 34%	$284,813	$614,697
State tax effects, net of Federal tax benefits	25,668	178,721
Nondeductible expenses	33,636	1,764
Taxable temporary differences	(269,916)	(3,213)
Deductible temporary differences	84,176	(99,761)
Deferred tax asset valuation allowance	(1,909,285)	(725,775)
Income tax benefit	$(1,750,908)	$(33,567)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The company’s total and net deferred tax assets, deferred tax asset valuation allowances and deferred tax liabilities at December 31, 2004 and 2003 are as follows:

For the year ended December 31, 2004	Federal	State	Total

Current Deferred Income Taxes
Reserve for sales returns	$34,061	$8,014	$42,075
Reserve for technical support costs	13,362	3,144	16,506
Accrued compensation costs	34,720	8,170	42,890
Deferred revenue	14,807	3,484	18,291
Reserve for bad debts	6,120	1,440	7,560
Operating loss carryforwards	204,000	1,053	205,053
	307,070	25,305	332,375
Less: Valuation allowance	27,719	4,465	32,184
Deferred income tax asset, net	$279,351	$20,840	$300,191

Non-current Deferred Income Taxes
Property and equipment, net	$2,312	$544	$2,856
Reorganization costs	1,700	400	2,100
State deferred tax liabilities	89,002	---	89,002
Operating loss carryforwards	2,552,812	7,725	2,560,537
	2,645,826	8,669	2,654,495
Less: Valuation allowance	1,269,587	865	1,270,452
Deferred income tax asset, net	1,376,239	7,804	$1,384,043
Software development costs	(238,438)	(56,103)	$(294,541)
Website costs	(23,020)	(5,416)	(28,436)
Software license fees	(851,074)	(200,253)	(1,051,327)
State deferred tax assets	(9,739)	---	(9,739)
Deferred income tax liability	(1,122,271)	(261,772)	$(1,384,043)
Deferred income tax asset, net	$253,968
Deferred income tax liability, net		$(253,968)

For the year ended December 31, 2003	Federal		State		Total

Current Deferred Income Taxes
Reserve for sales returns		$19,574		$4,606		$24,180
Reserve for technical support costs		12,580		2,960		15,540
Accrued compensation costs		60,781		14,301		75,082
Reserve for bad debts		6,460		1,520		7,980
Operating loss carryforwards		102,000		24,000		126,000
		201,395		47,387		248,782
Less: Valuation allowance		201,395		47,387		248,782
Deferred income tax asset, net	$	---	$	---	$	---

Non-current Deferred Income Taxes
Property and equipment, net		$614		$144		$758
Reorganization costs		11,900		2,800		14,700
State deferred tax liabilities		68,086		---		68,086
Operating loss carryforwards		2,417,615		721,673		3,139,288
		2,498,215		724,617		3,222,832
Less: Valuation allowance		2,498,215		724,617		3,222,832
Deferred income tax asset, net	$	---	$	---		---
Software license fees		$(851,074)		$(200,253)		(1,051,327)
Deferred income tax liability		$(851,074)		$(200,253)		(1,051,327)
Deferred income tax liability, net						$(1,051,327)

A valuation allowance has been recorded primarily related to tax benefits associated with income tax operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable. At December 31, 2001, in accordance with SFAS No. 109, Accounting for Income Taxes, management established the valuation allowance equal to the total deferred tax assets due to the uncertainty about the company’s ability to continue as a going concern. At December 31, 2004, management adjusted the amount of valuation allowance based on the assessment that the company will continue as a going concern and will produce sufficient income in the future to realize its net deferred tax asset. The valuation allowance for deferred tax assets was decreased by $2,168,978 during the year ended December 31, 2004 and decreased by $725,775 during the year ended December 31, 2003.

At December 31, 2004, the company has available net operating loss carryforwards of approximately $7,648,000 for federal income tax purposes that expire in 2021. The federal carryforwards resulted from losses generated in 1996 through 2002. The company also has net operating loss carryforwards available from various state jurisdictions ranging from approximately $39,000 to approximately $841,000 that expire in 2021.

NOTE 9 - STOCKHOLDERS’ EQUITY

COMMON STOCK

In July 2003, the company issued 250,000 shares of common stock to an employee as settlement of a 2002 signing bonus. These shares were valued at $0.04 per share, the value on the date the settlement was accepted by the employee.

In July 2003, the company issued a total of 600,000 shares of common stock to the external Board of Directors in lieu of cash and meeting fees for the period April 2002 through June 2003. These shares were valued at $0.045 per share.

In July 2003, the company issued a total of 150,000 shares of common stock to three independent contractors as a bonus for their performance on our software development projects. These shares were valued at $0.045 per share.

In July 2003, the company issued a total of 200,000 shares of common stock to an independent contractor for past and future performance on preparing written corporate materials. These shares were valued at $0.045 per share.

In April 2004, the company issued a total of 1,519,349 restricted shares of common stock to the executive management team as payment of the 2003 accrued performance bonus. These shares were valued at $0.022 per share.

In April 2004, the company resolved to issue 637,500 restricted shares of common stock to the non-executive employees as additional compensation pursuant to an incentive and retention bonus program. In July, 2004, the company removed 2,500 restricted shares of common stock from the resolution due to voluntary separation from service by a part-time employee. These shares were valued at $0.022 per share.

In June 2004, the company issued 324,074 restricted shares of common stock to the outside Board of Directors in lieu of cash and meeting fees for the period from July 2003 through August 2004. These shares were valued at $0.081 per share.

In July 2004, the holders of 11,400 shares of Preferred Series A and the holders of 40,000 shares of Preferred Series B elected to convert such shares into 218,000 shares of common stock and 266,667 shares of common stock, respectively. In addition, the holders converted $4,125 unpaid accumulated Preferred Series A dividends into 56,353 shares of common stock.

In July 2004, the company issued 295,692 non-restricted shares of common stock in settlement of an agreement with an institutional private equity investor. These shares were valued at $0.10 per share. A warrant dated March 26, 2001 to purchase 510,000 shares of common stock exercisable at $0.23 per share was cancelled in the settlement. See Note 10.

In July 2004, the company issued 21,875,000 restricted shares of common stock for proceeds of $1,750,000 through a private placement with a New York based private investment partnership. In connection with this issuance, the company incurred $51,047 in legal and other direct costs. These costs have been recorded as a reduction to additional paid-in capital. In addition, according to the terms of the agreement, the investor received two warrants to purchase shares of common stock. The first warrant entitles the investor to purchase up to 10,937,500 shares of common stock at a price of $0.18 per share, and the second warrant entitles the investor to purchase up to 10,937,500 additional shares of common stock at a price of $0.60 per share. These warrants are accounted for as rights and were issued on November 10, 2004.

In July 2004, the company removed 48,387 previously resolved but un-issued shares of common stock associated with an unexecuted 2001 stock subscription agreement.

In October 2004, the company increased the number of our authorized shares of common stock from 50,000,000 to 120,000,000.

In November 2004, the company issued 2,000,000 restricted shares of common stock to holders of convertible promissory notes who exercised their options to convert. See Note 6.

COMMON STOCK OPTIONS

In June 2003, the company granted an employee 500,000, fully vested stock options with an exercise price of $0.05 per share. These options expire in June 2013. In addition, 667 unvested stock options with an exercise price of $1.00 and 6,250 unvested stock options with an exercise price of $0.11 were forfeited upon termination and 16,250 vested stock options with an exercise price of $1.00 and 30,000 vested stock options with an exercise price of $0.11 expired after termination. There was no effect on the financial statements resulting from these transactions. See Note 15.

In July 2004, the company cancelled 190,200 vested stock options with an exercise price of $1.00 per share and 525,000 vested stock options with an exercise price of $1.03 per share. In addition, 100,000 vested stock options with an exercise price of $0.11 were voluntarily forfeited by management and 1,333 vested stock options with an exercise price of $1.00 and 38,750 vested stock options with an exercise price of $0.11 expired after termination. There was no effect on the financial statements resulting from these transactions.

COMMON STOCK WARRANTS

In April 2004, the company issued a warrant for 150,000 shares of common stock with an exercise price of $0.022 per share to our corporate counsel as payment for $3,300 of accrued legal services.

In May 2004, the company issued a warrant for 600,000 shares of common stock with an exercise price of $0.15 per share to a consultant for corporate business planning, financing, and merger and acquisition assistance. This warrant was valued at $63,215 using the Black-Scholes method and recorded as an expense.

In July 2004, the company cancelled a warrant for 510,000 shares of common stock with an exercise price of $0.23 per share with an institutional private equity investor in connection with a settlement in which 295,692 non-restricted shares of common stock were issued. See Note 10.

In November 2004, the company issued two warrants to purchase shares of common stock in connection with a private placement with a New York based private investment partnership. The first warrant entitles the investor to purchase up to 10,937,500 shares of common stock at a price of $0.18 per share, and the second warrant entitles the investor to purchase up to 10,937,500 additional shares of common stock at a price of $0.60 per share. These warrants are accounted for as stock rights.

CONVERTIBLE PREFERRED STOCK (SERIES A)

The rights, preferences and privileges of the preferred shareholders are as follows:

Dividends

Holders of Series A Preferred Stock (the Preferred Stock) are entitled to receive common stock dividends of $0.50 per share per annum, in preference to any payment of cash dividends declared or paid on shares of common stock. Dividends on Preferred Stock are fully cumulative and are payable as determined by the Board of Directors. As of December 31, 2004, no dividends have been declared. Common stock dividends were paid to a shareholder as a conversion incentive.

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

During the year ended December 31, 2004, all Series A convertible Preferred Stockholders elected to convert into shares of common stock.

CONVERTIBLE PREFERRED STOCK (SERIES B)

The rights, preferences and privileges of the preferred shareholders are as follows:

Dividends

The holders are entitled to receive cash dividends at the rate of $1.60 per annum per share, and not more, which shall be fully cumulative, shall accrue without interest from the date of first issuance and shall be payable quarterly in arrears on March 15, June 15, September 15, and December 15 of each year commencing September 15, 1999, to holders of record as they appear on the stock books of the corporation on such record dates, not more than 60 nor less than 10 days preceding the payment dates for such dividends, as are fixed by the Board of Directors. As of December 31, 2004, no dividends have been declared.

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

During the year ended December 31, 2004, all Series B convertible Preferred Stockholders elected to convert into shares of common stock.

NOTE 10 - NONRECURRING ITEMS

APB Opinion No. 30 requires material events or transactions that are either unusual or infrequent, but not both, to be presented in the income statement as separate elements of income from continuing operations.

During the years ended December 31, 2004 and 2003, the company wrote-off distinctly different categories of obsolete inventory with a carried cost totaling $32,396 and $60,792, respectively. The 2004 obsolete inventory was a direct result of the March 2004 settlement with The Zondervan Corporation. See Notes 3 and 18. These have been recognized as operating expenses.

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

During the year ended December 31, 2004, the company settled an agreement with an institutional private equity investor for early termination of the agreement. The company issued 295,692 shares of common stock valued at $0.10 per share and paid a cash lump sum of $125,000. A total of $154,569 has been treated as expenses incurred in a withdrawn public offering. See Note 9.

During the year ended December 31, 2003, the company reclassified as other income - nonrecurring items proceeds totaling $650,000, and the corresponding accrued interest payable totaling $216,516, that were previously recorded as an unsecured note payable. The determination to reclassify the obligation was made on the basis of the combined facts that (i) the obligation exists, if at all, solely pursuant to an oral loan agreement made over three years ago in the State of North Carolina with a representative of the party to whom the obligation was believed to have been owed, (ii) no party has ever made any demand for repayment thereof despite the fact that no payments have ever been made on the obligation, (iii) the party believed to be owed the obligation, upon inquiry, claims no record of any such obligation, and (iv) the State of North Carolina Statute of Limitations applicable to oral agreements, believed to govern the continued enforceability of the obligation, has expired.

NOTE 11 - REBATE RESERVE ADJUSTMENT

During the year ended December 31, 2004, the company recorded an adjustment to the rebates reserve in the amount of $266,301. The reserve balance properly reflects open rebate programs and the estimated balance of each that management expects to pay. This adjustment resulted from an internal review of the amount owed and our ability to reach the intended rebate recipients and properly reflects historical response rates.

NOTE 12 - EXTRAORDINARY ITEM

During the year ended December 31, 2004, we settled with various vendors and content providers for lump-sum payments ranging from approximately 17% to approximately 60% of balances owed. The difference between the balance owed and the settlement amount, totaling $1,002,090, has been treated as gain from extinguishment of debt in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and classified as an extraordinary item in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Income taxes allocated and subtracted from the total gain were $400,874, or approximately 40%.

NOTE 13 - PRIOR PERIOD ADJUSTMENT

During the year ended December 31, 2004, the company adjusted retained earnings to reflect the correction of an error in recording our liability for product rebates. During the year ended December 31, 2000, the company discontinued the use of a third-party to process rebate claims. Rebate program details were obtained from the third party and a liability recorded for the unpaid rebate claims. In 2004, we discovered that the unpaid rebate claims were duplicated between reports received from the third party processor and the liability recorded upon the company’s assumption of the rebate claim fulfillment. The adjustment decreased accounts payable by $98,947, decreased deferred tax assets by $39,451, increased the deferred tax asset valuation allowance by $39,451, and decreased the accumulated deficit by $98,947.

NOTE 14 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options (see Note 15), assuming that the company reinvested the proceeds to purchase additional shares at market value.

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

For the Year Ended December 31	2004	2003

Income (Loss) before extraordinary item	$(134,455)	$1,841,499
Common stock dividend on Preferred Series A	(56,353)	---
Income (loss) before extraordinary item available to common shareholders	$(190,808)	$1,841,499

Net Income	$2,217,669	$1,841,499
Common stock dividend on Preferred Series A	(56,353)	---
Net income available to common shareholders	$2,161,316	$1,841,499

Basic weighted average shares outstanding	34,520,754	20,411,438
Dilutive effect of:
Stock options	---	---
Convertible notes payable	---	1,800,000
Convertible Preferred Series A	---	114,000
Convertible Preferred Series B	---	40,000
Warrants	---	---
Diluted weighted average shares outstanding	34,520,754	22,365,438

A total of 23,712,763 and 4,075,273 dilutive potential securities for the years ended December 31, 2004 and 2003, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

NOTE 15 - STOCK-BASED COMPENSATION

The Stock Incentive Plan (the “Plan”) authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to directors, officers and other key employees of the company. The Plan has been approved by the shareholders and as such, provides certain income tax advantages to employees as provided under Sections 421, 422, and 424 of the Internal Revenue Code. Stock options are granted at an exercise price as determined by the Board at the time the option is granted and shall not be less than the par value of such shares of common stock. Stock options vest quarterly over three years and have a term of up to ten years. The Plan authorizes an aggregate of 1,500,000 shares of common stock may be issued.

In addition, the company issues various forms of stock-based awards including nonqualified stock options and restricted stock awards to directors, officers, other key employees and third-party consultants, outside of the Plan. Awards granted outside of the Plan have been granted pursuant to equity compensation arrangements that have not been approved by the shareholders. These awards are granted at an exercise price as determined by the Board at the time of grant and are not less than the par value of such shares of common stock. Stock options granted outside of the Plan vest as determined by the Board at the time of grant and have a term of up to ten years. Nonemployee directors, though treated as employees for financial reporting purposes under FASB Interpretation No. 44, are excluded from the income tax advantages afforded employees by the Internal Revenue Code.

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

	2004	2003

Net income, as reported	$2,217,669	$1,841,499
Pro Forma compensation charge under SFAS 123	---	(59,722)
Pro Forma net income	$2,217,669	$1,781,777

Earnings per share:
Basic - as reported	$0.06	$0.09
Basic - pro forma	$0.06	$0.09

Diluted - as reported	$0.06	$0.08
Diluted - pro forma	$0.06	$0.08

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	280%
Risk-free interest rate	6.00%

Activity under the company’s stock option plans is summarized as follows:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2002	2,843,450	$0.33
Granted	500,000	$0.04
Exercised	---	---
Expired or forfeited	(53,167)	$0.39
Canceled	---	---
Balance at December 31, 2003	3,290,283	$0.29
Granted	---	---
Exercised	---	---
Expired or forfeited	(140,083)	$0.12
Canceled	(715,200)	$1.02
Balance at December 31, 2004	2,435,000	$0.09

The following table summarizes information about stock options outstanding at December 31, 2004:

Outstanding Options				Exercisable Options
Range of Exercise Prices	Outstanding at December 31, 2004	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable at December 31, 2004	Weighted-Average Exercise Price

$0.00 to $0.11	2,435,000	7.1	$0.0854	2,435,000	$0.0854

The following table summarizes other equity instruments issued during 2004 to acquire goods and services (see Note 9):

	Number of Shares	Weighted-Average Exercise Price
Common stock	2,774,115	$0.0372
Common stock warrants	750,000	$0.1244

NOTE 16 - RENTAL AND LEASE INFORMATION

OPERATING LEASES

The company leases office space/warehouse facilities in Omaha, Nebraska under an operating lease with a third-party with terms extending through 2007. The company is responsible for all taxes, insurance and utility expenses associated with this lease. There is no lease renewal option contained in the lease.

The company leases office space in Naperville, Illinois under an operating lease with a third-party with terms extending through September 2005. The company is responsible for all insurance expenses associated with this lease.

Rental expense for the years ended December 31, 2004 and 2003 amounted to $75,555 and $51,039, respectively. Rental expenses are included in capitalized software development costs. See Note 1 - Software Development Costs.

At December 31, 2004, the future minimum rental payments required under these leases are as follows:

2005	$77,261
2006	65,491
2007	27,288
Total future minimum rental payments	$170,040

CAPITAL LEASES

The company leases telephone equipment under a capital lease expiring in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life. Depreciation of the asset under the capital lease is included in depreciation expense for 2004.

The following table summarizes property held under capital leases at December 31, 2004:

Office equipment	$51,788
Less: Accumulated depreciation	1,726
Net property and equipment under capital lease	$50,062

Minimum future lease payments under capital leases as of December 31, 2004 for each of the next five years and in the aggregate are:

2005	$14,870
2006	13,726
2007	13,726
2008	13,726
2009	12,582
Total minimum lease payments	68,630
Less: Amount representing interest	16,842
Total obligations under capital lease	51,788
Less: Current installments of obligations under capital lease	8,816
Long-term obligation under capital lease	$42,972

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

The company incurred the following non-cash investing and financing activities during the years ended December 31, 2004 and 2003, respectively:

	2004		2003

Conversion of notes payable into common stock. See Note 6.	$263,334	$	---
Common stock dividend on Preferred Series A	$56,353	$	---
Preferred stock converted into common stock	$470	$	---
Common stock and warrants issued for services	$178,929		$52,750

NOTE 18 - COMMITMENTS AND CONTINGENCIES

The company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the company.

In March 2004, the company finalized the settlement with The Zondervan Corporation and TLC. The Settlement Agreement was effective October 20, 2003 and called for Findex to pay Zondervan a total of $500,000, plus 5% simple interest, in installments of $150,000, plus interest, due November 15, 2003 and January 30, 2004, and installments of $100,000, plus interest, due April 30, 2004 and July 30, 2004, all of which have been paid. This agreement was secured by all rights, title and interest in QuickVerse® together with all proceeds produced by QuickVerse®. In addition, according to the settlement agreement, the term of the software license agreement with Parsons Technology, Inc., a subsidiary of TLC, has been extended indefinitely and provides the company with the exclusive worldwide right to market, sell, and continue to develop those titles it covers.

The company was in arrears with the Internal Revenue Service for back payroll taxes and had been paying the payroll taxes in monthly installments previously approved by the Internal Revenue Service. In July of 2004, the company paid all back payroll taxes that were due to the Internal Revenue Service and remain current with all payroll tax deposits and filings.

NOTE 19 - RISKS AND UNCERTAINTIES

The company’s future operating results may be affected by a number of factors. The company is dependent upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to the company, operations could be adversely affected.

NOTE 20 - SUBSEQUENT EVENTS

Subsequent to December 31, 2004, the company restored a stale check (outstanding more than six months) to unrestricted cash. The stale check was issued to a corporation as payment in full of a note payable. Communication with the payee resulted in conversion of the note into 466,666 shares of common stock. The transaction has been reflected in unrestricted cash, common stock and paid-in capital at December 31, 2004. The company has stopped payment on the check.

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

    (b)    Changes In Internal Controls

            Formation of Disclosure Controls and Procedures Officer Committee

The Disclosure Controls and Procedures Officer Committee (the “Disclosure Policy Committee”) was formed in September of 2002 and charged with the responsibility for considering the materiality of information and determining disclosure obligations on a timely basis. The Disclosure Policy Committee has implemented disclosure controls and procedures that meet the standards established by the new rules. These controls and procedures have been reviewed and adopted by the Audit Committee of our Board of Directors.

            Control and Procedures

The Disclosure Policy Committee meets within one week of the last day of each quarter. Members are to provide information that is documented within the Quarterly Control and Procedures Report. This report contains attestations and, where applicable, documentation, in regard to the following:

•	The Fact that Internal Controls Have Been Reviewed Within the Past 90 Days
•	Any Concerns Regarding Weaknesses in Internal Control
•	Any Concerns Relating To Events that May Require Disclosure
•	Any Concerns Relating To Internal Fraud/Defalcation
•	Potential Material Losses
•	New Off-Balance Sheet Arrangements
•	Material Amounts Not Reflected on the General Ledger

The Quarterly Control and Procedures Report is completed, signed and presented to the CEO and CFO prior to completing the first draft of each quarterly 10-QSB and the annual 10-KSB. Because material issues may occur between regularly scheduled quarterly meetings, this report is to be generated by the Disclosure Policy appropriate Officers at anytime when warranted. The CEO and CFO will consult with our Disclosure Policy Committee to determine any action that is necessary.

Other than as set forth above, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and/or material weaknesses.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXHANGE ACT.

Our directors and executive officers and their ages as of April 2005 are as follows:

Name	Age	Position
Steven Malone	38	Director, Chairman of the Board and President

Henry M. Washington, Ph.D.	61	Director

John A. Kuehne, CA	47	Director

Kirk R. Rowland, CPA	45	Director and Chief Financial Officer

William Terrill	48	Chief Technology Officer

Brittian Edwards	42	Vice President, CBA Sales and Licensing

Chad Grosse-Rhode	35	Vice President, Sales and Marketing

Steven Malone - Chairman of the Board of Directors, President and Chief Executive Officer

Mr. Malone has served as President and Chief Executive Officer since March 2001 and director and Chairman of the Board since February 2002. Between July 2000 and March 2001, Mr. Malone was Senior Vice President and between June 1999 and July 2000 he was a Vice President. Mr. Malone possesses over seventeen years of experience in the computer industry, with the last eleven focused on software sales. As a National Account Manager for Grolier Interactive, he was responsible for their largest retail and distribution accounts. As Director of Corporate Sales for Software Publishing Corporation (SPC), he was responsible for the on-going sales growth of premiere corporate products, such as the award winning Harvard Graphics, as well as the introduction of several new products to the corporate marketplace. As Director of Sales for InfoUSA, he was responsible for sales and marketing of InfoUSA’s products to retail, distribution, OEM and corporate accounts.

Henry M. Washington, Ph.D. - Director

Dr. Washington has served as director since December 2000. He is presently President of Wren Enterprises Corporation. Wren Enterprises is a manufacturing solutions company working with automotive, non-automotive, Agricultural markets, utilities and government agencies providing plastic, metal and fabrication. Prior to his current position, Dr. Washington was the interim President for Jamestown Plastic Molders Corporation. Dr. Washington has also served as Managing Director of Rilas & Rogers, LLC, an international consulting firm located in Detroit. He has held short-term assignments with the U.S. Department of Commerce, where he was Executive Director of the Department’s Minority Business Opportunity Committee (MBOC). He currently serves on several national organizations including the American Association of Christian Counselors, The Black Caucus International Think Tank, and the International Trade and Development Organization dealing with global security issues. Dr. Washington holds a Bachelor of Management and Metaphysics degree, a Masters of Metaphysics and Theology from the University of Metaphysics, and a Doctorate degree in Metaphysical Counseling from the University of Metaphysics.

John A. Kuehne, CA - Director

Mr. Kuehne has served as director since December 2000. He is presently a management consultant and President of SmallCap Corporate Partners Inc., www.smallcap.ca, where his focus is on corporate finance and investor communications. Mr. Kuehne is experienced in finance and accounting, including nine years with Deloitte & Touche, in Edmonton and Chicago. He also has industry experience, including over seven years with Doman Industries Limited, a large Canadian forest products company, culminating as Chief Financial Officer. As the CFO of Doman Industries, Mr. Kuehne gained practical experience in corporate finance and mergers and acquisitions, completing a US $125 million senior note issue through Bear Stearns and the $140 million acquisition of Pacific Forest Products. Mr. Kuehne holds a Bachelor of Commerce degree from the University of Alberta and a Masters of Management from the highly rated J.L.Kellogg Graduate School of Management at Northwestern University. Mr. Kuehne qualified as a Canadian Chartered Accountant in 1983 and as an American Certified Public Accountant in 1985.

Kirk R. Rowland, CPA - Chief Financial Officer

Mr. Rowland has served as Chief Financial Officer and director since April 2002. He served as Vice President of Finance from March 2001 to April 2002, and as Director of Finance from December 1999 through March 2001. Mr. Rowland has over seventeen years of experience in public accounting working in a multitude of industries, including insurance, manufacturing, and agriculture. Most recently, he was a partner in a local Nebraska accounting firm. Mr. Rowland was formerly with KMG Main Hurdman (now KPMG Peat Marwick), an international accounting firm.

William Terrill - Chief Technology Officer

Mr. Terrill rejoined Findex.com in July 2002 as Chief Technology Officer after having been involved with the company when it was owned and operated by another entity. He has over 25 years experience managing software divisions and technology efforts for Findex.com, TLC, Mindscape, and The Software Toolworks. As Vice President of the Church Division for The Learning Company, Mr. Terrill managed a 30% annual revenue increase and shared responsibilities spinning off the division to Findex.com. Mr. Terrill was the Senior Vice President Reference Products Division for Mindscape from 1989 to 1995 managing revenues exceeding $14 million. He has extensive experience managing international software development teams in China, Singapore, United Kingdom, India, and Russia. Mr. Terrill has experience with joint ventures, spin-offs, mergers, IPOs, and corporate acquisitions. In addition, Mr. Terrill has lead software product marketing teams and content/media acquisition efforts for over ten years. As a consultant, Mr. Terrill has extensive experience leading large-scale product development and information technology efforts for Ford Motor Company, Navistar, Nalco Chemical, American Express, Motorola, and IBM Global Services.

Brittian Edwards - Vice President of CBA Sales and Licensing

Mr. Edwards has served as Vice President of CBA Sales and Licensing since July 2004. Mr. Edwards served as Vice President of Sales from April 2002 to July 2004 and director of CBA Sales from July 1999 to April 2002. Mr. Edwards has been in the CBA marketplace for more than 17 years. He got his start in 1988 with LifeWay Christian Resources as LifeWay Christian Stores retail manager. He then worked successfully for Genesis Marketing Group as a Sales Manager for Texas, Oklahoma, Louisiana and New Mexico. From there he served as a Product Manager, for the largest Christian Distributor Spring Arbor, which is now owned by Ingram Book Group. He left Spring Arbor as National Sales Manager to become the National Sales Manager for Parsons Technology, then owned by Broderbund.

Chad Grosse-Rhode - Vice President of Sales and Marketing

Mr. Grosse-Rhode joined Findex.com in August 2004 as Vice President of Sales and Marketing. Mr. Grosse-Rhode was most recently with Summitsoft Corporation, www.summisoftcorp.com, where he served as the Vice President of Sales and Marketing. Summitsoft produces a full line of small business software products, which are available in both PC and Macintosh® platforms and are sold in most major secular retail outlets. Prior to Summitsoft, Mr. Grosse-Rhode was General Manager of NewLeadsUSA which is a subsidiary of InfoUSA. In this role, Mr. Grosse-Rhode managed the compilation, production, marketing and sales of multiple direct marketing databases. Mr. Grosse-Rhode has over 10 years of senior management experience in both sales and marketing.

Board of Directors Committees

There are currently two standing committees comprised of members of our board of directors. These include the Audit Committee and the Compensation Committee.

Since December 2000, Findex has had an Audit Committee. The current members of our Audit Committee include John A. Kuehne and Dr. Henry M. Washington. We currently have one member, John A. Kuehne, who is a “financial expert” (as defined in Regulation 228.401(e)(1)(i)(A) of Regulation S-B) serving on our Audit Committee. Mr. Kuehne and Dr. Washington both qualify as “independent” directors under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

Since July 2003, there have been two members on our board of directors standing Compensation Committee. The current members of our Compensation Committee include Dr. Henry M. Washington and John A. Kuehne.

Disclosure Policy Committee

Since September 2002, Findex has had a Disclosure Policy Committee. The current members of the Disclosure Policy Committee include Steven Malone, John A. Kuehne, and Kirk R. Rowland. The Disclosure Policy Committee has implemented disclosure controls and procedures that meet the standards established by the new rules.

Code of Ethics

The company has adopted the Code of Ethics attached as Exhibit 14.1 to this Form 10-KSB for its senior financial officers and the principal executive officer.

Compliance with Section 16(a)

Section 16(a) of the Exchange Act requires the company’s directors and executive officers, and persons who own more than ten percent of a registered class of the company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the company’s Common Stock and other equity securities of the company. Officers, directors and greater than ten percent stockholders are required by the SEC’s regulations to furnish the company with copies of all Section 16(a) forms they filed.

The following table sets for the compliance reporting under Section 16(a) during the last fiscal year.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Henry M. Washington	1	1	---
William Terrill	1	1	---
Barron Partners, LP	---	---	2

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid to each of the executive officers of the company who earned compensation of $100,000 or more during any such year. Steven Malone has served as the company’s President and Chief Executive Officer since March 2001. William Terrill has served as the company’s Chief Technology Officer since July 2002. Kirk R. Rowland has served as the company’s Chief Financial Officer and director since April 2002. No other individuals employed by the company earned a salary and bonus in excess of $100,000 during 2004.

				Long Term Compensation
		Annual Compensation		Awards
				Restricted	Securities
				Stock	Underlying
Name and Principal Position	Year	Salary	Bonus	Awards	Options/SARs (#)

Steven Malone,	2004	$150,000	$22,192	-0-	-0-
President and Chief Executive	2003	$150,000	$18,079	-0-	-0-
Officer	2002	$150,000	$2,203	$37,306	-0-

William Terrill	2004	$150,000	$22,192	-0-	-0-
Chief Technology Officer	2003	$150,000	$18,079	$14,536	500,000
	2002	$72,115	$2,203	-0-	500,000

Kirk R. Rowland	2004	$108,846	$22,192	-0-	-0-
Chief Financial Officer	2003	$82,306	$18,079	-0-	-0-
	2002	$80,000	-0-	$31,807	-0-

INFORMATION CONCERNING STOCK OPTIONS

Our Stock Incentive Plan, adopted in 1999, authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to directors, officers and other key employees of our company. In accordance with the terms of the Stock Incentive Plan, stock options are granted at an exercise price as determined by our Board of Directors at the time any such option is granted but which shall not be less than the par value of our common shares ($0.001).

The company did not grant stock options during the fiscal year ended December 31, 2004. No executive exercised any stock options during the fiscal year 2004.

Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Steven Malone	-0-	-0-	-0-	N/A

William Terrill	-0-	-0-	-0-	N/A

Kirk R. Rowland	-0-	-0-	-0-	N/A

The following table sets forth the number of stock options/SARs held by the executive officers named in the Summary Compensation Table as of December 31, 2004 and the value of unexercised “in-the-money” options/SARs held which represents the positive difference between the exercise price and the market price at fiscal year end. No such executive exercised any options/SARs during the fiscal year 2004.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options/SARs at Fiscal Year End (#)	Value of Unexercised “In-the-Money” Options/ SARs at Fiscal Year End ($)
Steven Malone	-0-	-0-	250,000	-0-

William Terrill	-0-	-0-	1,000,000	$15,000

Kirk R. Rowland	-0-	-0-	150,000	-0-

DIRECTOR COMPENSATION

Pursuant to authority granted under our Article III, Section 13 of our bylaws, non-officer directors are entitled to such compensation as our board of directors shall from time to time determine. On July 25, 2003, we resolved to issue each of our outside directors 300,000 shares of common stock valued at $0.045 per share in lieu of cash and meeting fees, for the period April 1, 2002 through June 30, 2003. On June 4, 2004, we resolved to issue our outside directors a total of 324,074 shares of common stock valued at $0.081 per share in lieu of cash and meeting fees, for the period July 1, 2003 through August 31, 2004. These shares were issued on September 9, 2004. We have accrued $7,500 for our outside directors’ fees, for the period September 1, 2004 through December 31, 2004.

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

Mr. Terrill is employed pursuant to a three-year employment agreement, which commenced on June 7, 2002. The agreement provides for a base annual salary equal to $150,000, an annual bonus equal to 1% of our net income, 500,000 stock options upon his start date at an exercise price of $0.05 per share, and an additional 500,000 stock options upon the one year anniversary of his start date based on performance criteria outlined in a separate agreement. The agreement also included a signing cash bonus of $10,000, which was converted on July 25, 2003 into 250,000 shares of common stock at the market price of $0.04 per share, the value on the date the settlement was accepted. In the event Mr. Terrill is terminated by the company, other than for cause, the company is required to pay him his then base salary until the later of (i) the expiration of the employment agreement or (ii) one year. Mr. Terrill has agreed to refrain from competing with us for a period of one year following the termination of his employment.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The tables below set forth information regarding the beneficial ownership of our common stock as of April 15, 2005. The information in these tables provides the ownership information for:

•	each person known by us to be the beneficial owner of more than 5% of our Common Stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 71,769,855 shares of common stock currently outstanding (reflects a 1-for-50 reverse stock-split of our common stock that occurred in 1997 and a 1-for-20 reverse stock-split of our common stock that occurred on March 18, 1998) and 23,150,000 additional shares potentially acquired within sixty days. The address of each person listed is in care of Findex.com, Inc., 11204 Davenport Street, Suite 100, Omaha, Nebraska 68154.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Barron Partners, LP (1)	43,750,000	61.0%

(1)	Consists of warrants to acquire up to 21,875,000 shares of common stock and 21,875,000 shares of common stock directly owned.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Steven Malone (1)	2,143,111	3.0%
Henry M. Washington (2)	1,583,025	2.2%
John A. Kuehne (3)	1,691,849	2.4%
Kirk R. Rowland (4)	1,819,111	2.5%
William Terrill (5)	1,751,127	2.4%
All officers and directors as a group (5 persons)	8,988,223	12.5%

(1)
Consists of stock options to acquire up to 250,000 shares of common stock, all of which are presently exercisable, 1,719,111 shares of common stock directly owned, and stock options to acquire up to 50,000 shares of common stock all of which are presently exercisable and 124,000 shares of common stock indirectly owned through spouse.

(2)	Consists of stock options to acquire up to 175,000 shares of common stock, all of which are presently exercisable and 1,408,025 shares of common stock directly owned.

(3)	Consists of stock options to acquire up to 175,000 shares of common stock, all of which are presently exercisable and 1,516,849 shares of common stock directly owned.

(4)	Consists of stock options to acquire up to 150,000 shares of common stock, all of which are presently exercisable and 1,669,111 shares of common stock directly owned.

(5)	Consists of stock options to acquire up to 1,000,000 shares of common stock, all of which are presently exercisable and 751,127 shares of common stock directly owned.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no related party transactions to be reported.

ITEM 13. EXHIBITS.

No.	Description of Exhibit

2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 07, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

3.1(i)	Articles of Incorporation of Findex.com, Inc., incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3.1(ii)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 12, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 12, 2004.

3.2	By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 07, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 07, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10
Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 To Barron Partners, LP Stock Purchase Agreement dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

14.1	Code of Ethics, adopted by Board of Directors April 15, 2005. FILED HEREWITH.

21.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 07, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

31.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated April 15, 2005. FILED HEREWITH.

31.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated April 15, 2005. FILED HEREWITH.

32.1
Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated April 15, 2005. FILED HEREWITH.

32.2
Certification of Findex.com, Inc. Chief Financial Officer, Kirk Rowland, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated April 15, 2005. FILED HEREWITH.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2004	2003
Audit fees	$14,390	$14,237
Audit-related fees	$---	$---
Tax fees	$---	$---
All other fees	$---	$---
All other fees, including tax consultation and preparation	$---	$---

All audit fees are approved by our audit committee and board of directors. Chisholm, Bierwolf & Nilson, LLC does not provide any non-audit services to the company.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

By: /s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: April 15, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President and Chief	April 15, 2005
Steven Malone	Executive Officer (principal executive officer)

/s/ John A. Kuehne	Director	April 15, 2005
John A. Kuehne

/s/ Henry M. Washington	Director	April 15, 2005
Henry M. Washington

/s/ Kirk R. Rowland	Director and Chief Financial Officer	April 15, 2005
Kirk R. Rowland	(principal financial and accounting officer)