Form 10QSB
period 2005-03-31
FINDEX COM INC
filed 2005-05-16
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

NA.
(Former name, former address and former fiscal year, if changed since last report)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 48,619,855 shares as of May 13, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

-i-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$283,141	$341,359
Accounts receivable, trade	517,242	566,819
Inventory	248,047	234,000
Other current assets	355,099	409,269
Total current assets	1,403,529	1,551,447
Property and equipment, net	140,800	131,019
Software license	2,513,158	2,513,158
Capitalized software development costs, net	783,250	701,289
Restricted cash	50,354	50,354
Other assets	417,854	348,069
Total assets	$5,308,945	$5,295,336

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$506,852	$621,804
Accrued royalties	253,744	287,514
Other current liabilities	474,602	473,828
Total current liabilities	1,235,198	1,383,146
Long-term obligations	296,894	296,940
Commitments and contingencies
Stockholders’ equity:
Preferred stock	-	-
Common stock	48,620	48,620
Paid-in capital	9,198,417	9,198,417
Retained (deficit)	(5,470,184)	(5,631,787)
Total stockholders’ equity	3,776,853	3,615,250
Total liabilities and stockholders’ equity	$5,308,945	$5,295,336

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2005	2004

Revenues, net of reserves and allowances	$1,672,504	$1,537,264
Cost of sales	493,506	465,110
Gross profit	1,178,998	1,072,154
Operating expenses:
Sales and marketing	437,816	217,016
General and administrative	636,711	555,678
Other operating expenses	20,544	12,075
Total operating expenses	1,095,071	784,769
Earnings from operations	83,927	287,385
Other expenses, net	(3,856)	(14,330)
Income before income taxes	80,071	273,055
Provision for income taxes	81,532	(800)
Net income	161,603	272,255
Retained deficit at beginning of year	(5,631,787)	(7,845,331)
Retained deficit at end of period	$(5,470,184)	$(7,573,076)

Net earnings per share:
Basic	$-	$0.01
Diluted	$-	$0.01

Weighted average shares outstanding:
Basic	48,619,855	21,011,438
Diluted	49,350,801	22,965,438

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2005	2004

Cash flows from operating activities:
Cash received from customers	$1,707,292	$1,481,382
Cash paid to suppliers and employees	(1,456,683)	(1,385,164)
Other operating activities, net	(3,076)	(13,921)
Net cash provided by operating activities	247,533	82,297
Cash flows from investing activities:
Software development costs	(264,649)	(73,628)
Other investing activities, net	(14,581)	(18,674)
Net cash (used) by investing activities	(279,230)	(92,302)
Cash flows from financing activities:
Proceeds from line of credit, net	-	16,605
Payments made on long-term notes payable	(26,521)	(17,684)
Net cash (used) by financing activities	(26,521)	(1,079)
Net (decrease) in cash and cash equivalents	(58,218)	(11,084)
Cash and cash equivalents, beginning of year	341,359	142,022
Cash and cash equivalents, end of period	$283,141	$130,938

Reconciliation of net income to cash flows from operating activities:
Net income	$161,603	$272,255
Adjustments to reconcile net income to net cash provided by operating activities:
Software development costs amortized	182,688	152,213
Provision for bad debts	653	2,500
Depreciation & amortization	19,891	9,575
Loss on disposal of property, plant and equipment	1,715	-
Change in assets and liabilities:
(Increase) decrease in accounts receivable	48,924	(80,478)
(Increase) decrease in inventories	(14,047)	99,600
(Increase) decrease in prepaid expenses	51,841	(1,750)
(Decrease) in accrued royalties	(33,770)	(100,436)
(Decrease) in accounts payable	(114,952)	(251,996)
Increase in income taxes payable	180	-
Increase (decrease) in deferred taxes	(81,712)	800
Increase (decrease) in other liabilities	24,519	(19,986)
Net cash provided by operating activities	$247,533	$82,297

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in our Form 10-KSB for the fiscal year ended December 31, 2004.

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

INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives.

SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (a) the straight-line basis over the estimated product life (generally from 12 to 18 months), or (b) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $2,013,383, less accumulated amortization of $1,230,133 at March 31, 2005.

Capitalized software development costs are stated at the lower of amortized costs or net realizable value. Recoverability of these capitalized costs is determined at each balance sheet date by comparing the forecasted future revenues from the related products, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues. To date, no capitalized costs have been written down to net realizable value.

SFAS 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $37,080 and $16,174 for the three months ended March 31, 2005 and 2004, respectively.

We capitalize costs related to the development of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software obtained for internal use has generally been enterprise level business and finance software that we customize to meet our specific operational needs. We have not sold, leased, or licensed software developed for internal use to our customers and have no intention of doing so in the future.

We capitalize costs related to the development and maintenance of our website in accordance with Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 00-2, Accounting for Website Development Costs. Under EITF Issue No. 00-2, costs expensed as incurred are as follows:

•	planning the website,
•	developing the applications and infrastructure until technological feasibility is established,
•	developing graphics such as borders, background and text colors, fonts, frames, and buttons, and
•	operating the site such as training, administration and maintenance.

Capitalized costs include those incurred to:

•	obtain and register an Internet domain name,
•	develop or acquire software tools necessary for the development work,
•	develop or acquire software necessary for general website operations,
•	develop or acquire code for web applications,
•	develop or acquire (and customize) database software and software to integrate applications such as corporate databases and accounting systems into web applications
•	develop HTML web pages or templates,
•	install developed applications on the web server,
•	create initial hypertext links to other websites or other locations within the website, and
•	test the website applications.

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in other assets on our condensed consolidated balance sheets, were $89,140, less accumulated amortization of $25,799 at March 31, 2005.

NET REVENUE

We derive revenues from the sale of packaged software products, product support and multiple element arrangements that may include any combination of these items. We recognize software revenue for software products and related services in accordance with SOP 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. We recognize revenue when persuasive evidence of an arrangement exists (generally a purchase order), we have delivered the product, the fee is fixed or determinable and collectibility is probable.

In some situations, we receive advance payments from our customers. We defer revenue associated with these advance payments until we ship the products or offer the support.

In accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product, we generally account for cash considerations (such as sales incentives - rebates and coupons) that we give to our customers as a reduction of revenue rather than as an operating expense.

Product Revenue

We typically recognize revenue from the sale of our packaged software products when we ship the product. We sell some of our products on consignment to a limited number of resellers. We recognize revenue for these consignment transactions only when the end-user sale has occurred. Revenue for software distributed electronically via the Internet is recognized when the customer has been provided with the access codes that allow the customer to take immediate possession of the software on its hardware and evidence of the arrangement exists (web order).

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during the three months ended March 31, 2005 and 2004 and maintain a reserve for rebate claims remaining unpaid from 2000.

Service Revenue

We offer several technical support plans and recognize support revenue over the life of the plans, generally one year.

Multiple Element Arrangements

We also enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements). For these arrangements, which include software products, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value. VSOE is generally the price charged when that element is sold separately.

In situations where VSOE exists for all elements (delivered and undelivered), we allocate the total revenue to be earned under the arrangement among the various elements, based on their relative fair value. For transactions where VSOE exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue (residual method). If VSOE does not exist for undelivered items that are services, we recognize the entire arrangement fee ratably over the remaining service period. If VSOE does not exist for undelivered elements that are specified products, we defer revenue until the earlier of the delivery of all elements or the point at which we determine VSOE for these undelivered elements.

We recognize revenue related to the delivered products or services only if: (1) the above revenue recognition criteria are met; (2) any undelivered products or services are not essential to the functionality of the delivered products and services; (3) payment for the delivered products or services is not contingent upon delivery of the remaining products or service; and (4) we have an enforceable claim to receive the amount due in the event that we do not deliver the undelivered products or services.

Shipping and Handling Costs

We record the amounts we charge our customers for the shipping and handling of our software products as product revenue and we record the related costs as cost of sales on our condensed consolidated statements of operations.

Customer Service and Technical Support

Customer service and technical support costs include the costs associated with performing order processing, answering customer inquiries by telephone and through Web sites, e-mail and other electronic means, and providing technical support assistance to our customers. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. The technical support is provided within one year after the associated revenue is recognized and free product enhancements (bug fixes) are minimal and infrequent. We accrue the estimated cost of providing this free support upon product shipment and include it in cost of sales.

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

EARNINGS PER SHARE

The company follows SFAS No. 128, Earnings Per Share, to calculate and report basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period. For the company, dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options and warrants for all periods, convertible notes payable and the incremental shares of common stock issuable upon the conversion of convertible preferred stock.

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

RECLASSIFICATIONS

Certain accounts in the 2004 financial statements have been reclassified for comparative purposes to conform with the presentation in the 2005 financial statements.

NOTE 2 - INVENTORIES

At March 31, 2005, inventories consisted of the following:

Raw materials	$134,070
Finished goods	113,977
Inventories	$248,047

During the three months ended March 31, 2004, the company wrote-off obsolete inventory with a carried cost totaling $32,396. This has been included in cost of sales.

NOTE 3 - INCOME TAXES

The provision (benefit) for taxes on net income for the three months ended March 31, 2005 and 2004 consisted of the following:

		2005		2004
Current:
Federal	$	---	$	---
State		180		---
		180		---
Deferred:
Federal		(83,038)		650
State		1,326		150
		(81,712)		800
Total tax provision (benefit)		$(81,532)		$800

NOTE 4 - EARNINGS PER COMMON SHARE

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

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

For the Three Months Ended March 31	2005	2004
Net Income	$161,603	$272,255
Preferred stock dividends	---	---
Net income available to common shareholders	$161,603	$272,255

Basic weighted average shares outstanding	48,619,855	21,011,438
Dilutive effect of:
Stock options	480,790	---
Convertible notes payable	---	1,800,000
Convertible Preferred Series A	---	114,000
Convertible Preferred Series B	---	40,000
Warrants	250,156	---
Diluted weighted average shares outstanding	49,350,801	22,965,438

A total of 24,285,000 and 4,075,283 dilutive potential securities for the three months ended March 31, 2005 and 2004, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the company.

As part of the July 2004 financing transaction, we entered into a certain Registration Rights Agreement with a New York based private investment partnership pursuant to which we committed to registering all of the shares issued as part of such transaction, including those issuable under each of the two warrants. Under the terms of the Registration Rights Agreement, as amended, we had until November 12, 2004 to file a registration statement covering the shares already issued in the transaction, and we have another 150 days thereafter to have caused such registration statement to become effective. Upon receipt of the requisite stockholder approval to increase the number of authorized common shares so as to be able to deliver the warrants, which was effectively obtained as of November 10, 2004 (and which increase was effectuated on November 10, 2004), we had 30 days in which to file a registration statement covering such shares (which was filed November 22, 2004), and another 150 days thereafter to cause such registration statement to become effective. Any delays in meeting these obligations will result in our being liable to the New York based private investment partnership in an amount equal to $630,000 per year, pro-rated as appropriate for the duration of any such delay.

NOTE 6 - RISKS AND UNCERTAINTIES

The company’s future operating results may be affected by a number of factors. The company is dependent upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to the company, operations could be adversely affected.

NOTE 7 - SUBSEQUENT EVENTS

As of April 22, 2005, the registration statement filed on November 22, 2004 had not yet been declared effective. Pursuant to an agreement reached with the New York based private investment partnership in relation to the associated accruing penalties, we have agreed to pay the New York based private investment partnership an amount in cash equal to $100,000 in two equal installments of $50,000 between April 22, 2005 and May 22, 2005, with no additional penalty obligations accruing for at least 60 days from April 22, 2005. Although there can be no assurance, management believes that the prospects for the company being able to cause the registration statement to be declared effective by June 21, 2005 are good. If we are unsuccessful in causing the registration statement to be declared effective by the SEC by June 21, 2005, however, and depending on how long any such delay in causing effectiveness to be declared by the SEC continues thereafter, it is likely to have a very material adverse effect on our business, financial condition and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal” and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to attract customers to generate revenues; (iv) market and other trends affecting our future financial condition or results of operations; (v) our growth strategy and operating strategy; and (vi) the declaration and/or payment of dividends.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part I, Item 2 of this quarterly report on Form 10-QSB, entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, including without limitation the risk factors contained in the company’s annual report on Form 10-KSB for the period ending December 31, 2004. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

This information should be read in conjunction with the financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

MANAGEMENT OVERVIEW

During the first quarter of 2005, and for the second consecutive year, we released an upgrade to our top-selling financial and data management software, Membership Plus®. As a result of this release, as well as our release in December 2004 of our most recent upgrade to QuickVerse®, our first quarter 2005 revenues were slightly higher than those during the first quarter of 2004. Also during the first quarter of 2005, we introduced two new QuickVerse® editions, QuickVerse® 2005 Essentials and QuickVerse® 2005 Platinum. QuickVerse® 2005 Essentials appeals to those customers who are seeking their first Bible study software and it is a great way to begin a Bible study software collection. It has a suggested retail price of $49.95. QuickVerse® 2005 Platinum is the most comprehensive Bible study edition we have to offer and appeals to scholars who are serious about Bible study. It has a suggested retail price of $799.95. We believe that the unique features of these two new editions will provide us with an opportunity to broaden our customer base as they appeal not only to those just beginning their journey into Bible study but also to the scholars who are searching for an in-depth knowledge of the Bible. Our performance during the first quarter of 2005 marks the fourth straight year in which we have increased our gross revenues during our first quarter. Although there can be no assurance, we believe that we can sustain our revenue growth through the second and third quarters based upon our anticipated introduction during the second quarter of our QuickVerse® Macintosh edition, which was announced during the first quarter 2005. We believe that this introduction will make us the only publisher of Bible reference software for each of Windows, Macintosh, Pocket PC and Palm OS.

Results Of Operations for Quarters Ending March 31, 2005 and March 31, 2004

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating only about 33% of our annual sales.

During the three months ended March 31, 2004, the company had a one-time, non-recurring write down of a distinct category of obsolete inventory of approximately $32,000 which is included in cost of sales. This non-recurring item had no effect on the cash flow statement. Our net income decreased approximately $110,000 from a net income of approximately $272,000 for the three months ended March 31, 2004 to a net income of approximately $162,000 for the three months ended March 31, 2005. For the three months ended March 31, 2004 and 2005 we did not recognize any non-cash expenses related to common shares of stock and warrants issued for services.

Revenues

We derive revenues from the sale of packaged software products, product support and multiple element arrangements that may include any combination of these items. Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), we have delivered the product, the fee is fixed or determinable and collectibility is probable. For our packaged software products, we typically recognize revenue from the sale when we ship the product. We sell some of our products on consignment to a limited number of resellers. We recognize revenue for these consignment transactions only when the end-user sale has occurred. Service revenue resulting from technical support plans is recognized over the life of the plan which is generally one year. Revenue associated with advance payments from our customers is deferred until we ship the product or offer the support service. Revenue for software distributed electronically via the Internet is recognized when the customer has been provided with the access codes that allow the customer to take immediate possession of the software on its hardware and evidence of the arrangement exists. For revenue arrangements involving multiple elements and include software products, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence of fair value, which is generally the price charged when that element is sold separately.

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. Estimated returns are also based upon a percentage of total retail and direct sales. Direct sales accounted for approximately 65% of our 2004 fiscal year revenue. We account for cash considerations (such as sales incentives - rebates and coupons) that we give our customers as a reduction of revenue rather than as an operating expense. Product revenue is also reduced for the estimated redemption of end-user rebates on certain current product sales. We did not have any rebate programs during the three months ended March 31, 2004 and 2005, respectively.

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

Software products are sold separately, without future performance such as upgrades enhancements or additional software products, and are sold with post contract customer support services such as customer service and technical support assistance. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to our customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. The technical support is provided within one year after the associated revenue is recognized and free product enhancements (bug fixes) are minimal and infrequent. We accrue the estimated cost of providing this free support upon product shipment and include it in cost of sales.

Shipping and handling costs in connection with our software products are expensed as incurred and included in cost of sales.

Gross revenues increased approximately $269,000 from approximately $1,715,000 for the three months ended March 31, 2004 to approximately $1,984,000 for the three months ended March 31, 2005. Such increase is due to the company’s release of an enhanced version of our top financial and data management product, Membership Plus®, during the first quarter of 2005 and an enhanced version of our flagship product, QuickVerse®, during late fourth quarter of 2004. During the fourth quarter of 2004 when QuickVerse® 2005 was released, it was available in three editions ranging in price from $99.95 to $299.95. During the first quarter of 2005, the company released an enhanced version of the QuickVerse® Essentials edition which retails for $49.95. In addition, we released a new edition to the QuickVerse® family, the QuickVerse® Platinum edition, which contains the most Bible translations and reference titles of any QuickVerse® edition and retails for $799.95. Comparatively, during the three months ended March 31, 2004, we had the product release of Membership Plus® 8.0 which ranged in price from $199.95 to $299.95 and the late December 2003 release of QuickVerse® 8.0 which ranged in price from $99.95 to $299.95.

Sales returns and allowances increased approximately $102,000 from approximately $209,000 for the three months ended March 31, 2004 to approximately $311,000 for the three months ended March 31, 2005 and increased as a percentage of gross sales from approximately 12% for the three months ended March 31, 2004 to approximately 16% for the three months ended March 31, 2005. The increase in sales returns and allowances as a percentage is attributable to our release of enhanced versions of QuickVerse® and Membership Plus® in December of 2004 and February of 2005, respectively. The release of these two enhanced products resulted in an increased quantity of sales returns and allowances of prior versions as distributors and stores made shelf space during the first quarter of 2005. Furthermore, the timeframe between the last enhancements for both of these titles was approximately one year. In the past, product enhancements were typically extended over two to three years. Although we are on track to continue to release enhanced versions of our products on an annual basis, we do anticipate the sales return and allowances as a percentage to decrease due to the increased focus of our sales efforts to the end-user and our decreased presence in the retail market. Incidents of return are lower for sales direct to the end-user than sales into the retail stores.

Cost of Sales

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package and ship the software products, and the amortized software development costs. The direct costs and manufacturing overhead increased approximately $42,000 from approximately $275,000 for the three months ended March 31, 2004 to approximately $317,000 for the three months ended March 31, 2005 and remained steadily at approximately 16% as a percentage of gross revenues for the three months ended March 31, 2004 and 2005, respectively. The consistent percentage of cost of sales reflects the continual software development cycle of enhancing our two major product lines within a one year timeframe and the amortization of those software development costs. The amortization recognized during the three months ended March 31, 2004 resulted from several new software releases in late 2003 and early 2004 including QuickVerse® 8.0 and Membership Plus® 8.0. Similarly, the amortization recognized during the three months ended March 31, 2005 resulted from the December 2004 release of QuickVerse® 2005 and the February 2005 release of Membership Plus® 2005. The direct costs and manufacturing overhead percentage are expected to continue at the 2005 levels as working capital remains more consistent and as more development projects are implemented in a shortened timeframe.

Royalties to third party providers of intellectual property increased approximately $55,000 from approximately $80,000 for the three months ended March 31, 2004 to approximately $135,000 for the three months ended March 31, 2005. Royalties also increased as a percentage of gross revenues from approximately 4.7% for the three months ended March 31, 2004 to approximately 6.8% for the three months ended March 31, 2005. The increase of royalties reflects the release of the QuickVerse® 2005 editions in early December 2004, and the two additional QuickVerse® editions, specifically QuickVerse® Essentials and QuickVerse® Platinum, which were released in early March of 2005. Furthermore, we sold some of the older QuickVerse® versions to liquidators at a reduced price throughout the first quarter of 2005 compared to no sales to liquidators during the first quarter of 2004. During the year ended 2004, we renegotiated several royalty contracts which resulted in some cases in a higher royalty rate along with access to more content. The royalty rate as a percentage of gross sales is expected to increase in the future as sales to new users are expected to increase and as more development projects are implemented for new and/or enhanced products. However, upgrade sales will continue to be subject to royalties only on content additions of the upgraded version.

Software development costs are expensed as incurred until technological feasibility and marketability has been established, at which time development costs are capitalized until the software title is available for general release to customers. Development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). Software development is segregated by title and technology platform. Once a product has been successfully released, subsequent revisions and upgrades are considered development and the costs of the revision and upgrade are capitalized. Capitalized costs are amortized on a product-by-product basis using the greater of (a) the straight-line amortization over the estimated life of the product (generally from 12 to 18 months) or (b) the ratio of current revenues from the product to the total projected revenue over the life of the product. Generally, we consider technological feasibility to have been established with the release of a beta version for testing.

Software development costs are summarized in the table below. The software development costs, consisting primarily of direct and indirect labor and related overhead charges, capitalized during the three months ended March 31, 2004 and 2005 were approximately $74,000 and approximately $265,000, respectively. Accumulated amortization of these development costs included in cost of sales totaled approximately $152,000 and approximately $183,000 for the three months ended March 31, 2004 and 2005, respectively. The increase in both the capitalization and amortization is a direct result of the increase in the number of development projects and the consistent one year turn around on enhanced versions of our two major product lines QuickVerse® and Membership Plus®.

	Three Months Ended
	March 31,
	2004	2005
Beginning balance	$584,706	$701,289
Capitalized	73,628	264,649
Amortized (cost of sales)	152,213	182,688
Ending balance	$506,121	$783,250
Research and development expense (General and administrative)	$16,174	$37,080

Sales, General and Administrative

With gross revenues increasing approximately $269,000 for the first quarter of 2005 from the first quarter of 2004, sales expenses also increased approximately $221,000 from approximately $217,000 for the three months ended March 31, 2004 to approximately $438,000 for the three months ended March 31, 2005. Included in sales expenses, commissions to a third-party telemarketing firm increased approximately $105,000 from approximately $166,000 for the three months ended March 31, 2004 to approximately $271,000 for the three months ended March 31, 2005. Commissions also increased as a percentage of gross revenues from approximately 9.7% to approximately 13.7% for the three months ended March 31, 2004 and 2005, respectively. This increase is attributed to the increased focus of our sales to the direct consumer along with the number of new and enhanced product releases during the first quarter of 2005 compared with just one product release during the first quarter of 2004. Fulfillment costs from a third-party warehouse decreased approximately $20,000 from approximately $35,000 for the three months ended March 31, 2004 to approximately $15,000 for the three months ended March 31, 2005 as we moved our retail fulfillment to a new outside entity. Advertising and direct marketing costs increased approximately $84,000 from approximately $73,000 for the three months ended March 31, 2004 to approximately $157,000 for the three months ended March 31, 2005 and increased as a percentage of gross revenues from approximately 4% to 8%, respectively. This increase is a direct result in continuing to market our products online through multiple sources, continuing to increase and focus more on our direct marketing efforts, and the increased number of publication advertisements due to the new product enhancements of QuickVerse® and Membership Plus®.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). Software development costs expensed as research and development (see table above) amounted to approximately $16,000 for the three months ended March 31, 2004 compared to approximately $37,000 incurred for the three months ended March 31, 2005. The increase in 2005 reflects more research and development costs associated with maintenance issues on titles after they are released to the general public along with exploring new platforms for future products. Research and development expenses are expected to increase in future periods as we add new products and versions to our product mix.

Total personnel costs decreased approximately $12,000 from approximately $395,000 for the three months ended March 31, 2004 to approximately $383,000 for the three months ended March 31, 2005. Direct salaries and wages increased approximately $65,000 from approximately $356,000 for the three months ended March 31, 2004 to approximately $421,000 for the three months ended March 31, 2005 but remained consistent as a percentage of gross revenues at approximately 21%. This includes approximately $6,000 in expense for upper management year-end bonus accrual. This increase in salaries and wages is a result of increasing our sales and marketing team, technical support staff and development staff. However, the associated health care costs decreased approximately $15,000 from approximately $48,000 for the three months ended March 31, 2004 to approximately $33,000 for the three months ended March 31, 2005 as we restructured our health benefits plans. The capitalization of direct and indirect labor and related overhead charges as software development costs (see “Cost of Sales” above) increased by approximately $52,000 from approximately $45,000 for the three months ended March 31, 2004 to approximately $97,000 for the three months ended March 31, 2005. This increase is due to the addition of development staff and the increased amount of new development projects. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the direct sales staff.

Direct legal costs increased approximately $30,000 for the three months ended March 31, 2005 as the company continues to work through the registration process for the SB-2 registration statement. It is anticipated that legal costs will continue to increase as we pursue our business plan for growth by acquiring companies that are synergistic with our current product line and customer base. Telecommunications costs decreased approximately $23,000 for the three months ended March 31, 2005 as we switched our local and long distance carriers in order to take advantage of the provider’s current technology. Our increased call volume enabled us to change our service to dedicated T-1 lines which in turn reduced the long distance charges. Furthermore, we invested in internet protocol phones for our remote locations which reduced the overall local and long distance charges in our Illinois and Iowa locations. The increased call volume in the technical support and customer service departments resulted from the release of the two major product upgrades beginning in December 2004 through March 2005. Corporate service fees increased approximately $33,000 for the three months ended March 31, 2005. These fees are related to the hiring of an outside consultant and the expense for a 2004 issuance of a warrant to purchase 600,000 shares of common stock allocated over the term of the consulting contract. Interest expense for the three months ended March 31, 2005 decreased by approximately $11,000 compared to 2004. This is due to our continuing efforts to reduce our trade payables and meet the scheduled terms and the reduced loans and long-term note payables.

Nonrecurring Item

As a result of the settlement with the Zondervan Corporation in March 2004, the company was forced to destroy inventory that was not technologically obsolete, but had been produced for resale prior to receiving notice to cease and desist selling Zondervan content. Therefore, during the three months ended March 31, 2004, the company wrote-off this distinct category of inventory with a carried cost totaling approximately $32,000. This has been included in cost of sales.

Amortization

Amortization of the software license did not take place during the three months ended March 31, 2004 and 2005. Upon final settlement with The Learning Company in October of 2003, the term of the software license agreement was extended indefinitely and provided the company with the exclusive worldwide right to market, sell and continue to develop those titles it covers such as QuickVerse® and Membership Plus®. In addition to the technology of the program engine, user interface, source and object code, etc., the license also granted the company the exclusive, perpetual and fully-paid up right to use the trademarks associated with the programs. The company believes that the right to use the trademarks is the true economic value of the license and is not subject to technological obsolescence. We believe the history of the products, the existing and projected markets, the competition and the economy provides sufficient evidence that these trademarks will continue to generate cash flows for the remainder of the life of the license which is indefinite. This effectively changed the substance of the software license agreement from an amortizable intangible asset with a finite useful life to an unamortizable intangible asset with an indefinite useful life. Amortization expense, determined using the straight-line method, was previously calculated through the settlement date of October 20, 2003. Amortization expense for 2005 reflects the launch of our new website, www.quickverse.com, during the second quarter of 2004.

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

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. At March 31, 2005, management established the valuation allowance based on the assessment that the company will produce sufficient income in the future to realize its net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the software license agreement. We currently have net operating loss carryforwards, for income tax purposes, of approximately $7,648,000. The carryforwards are the result of income tax losses generated in 2000 ($2,480,000 expiring in 2020) and 2001 ($5,168,000 expiring in 2021). We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $450,000 to fully utilize the current loss carryforwards. We believe this is achievable through careful expense management and continued introduction of new products and enhanced versions of our existing products.

Although there can be no assurance, management expects the deductible temporary differences (reserves) to reverse sometime beyond the next fiscal year.

Liquidity And Capital Resources

The company’s primary needs for liquidity and capital resources are the funding of our continued operations, which includes the ongoing internal development of new products and expansion and upgrade of existing products and our pursuit of future strategic product line and/or corporate acquisitions and licensing.

As of March 31, 2005, Findex had $1,403,529 in current assets, $1,235,198 in current liabilities and a retained deficit of $5,470,184. We had a income before income taxes of $80,071 for the three months ended March 31, 2005.

Net cash provided by operating activities was approximately $82,000 for the three months ended March 31, 2004 and approximately $248,000 for the three months ended March 31, 2005. The increase in cash provided was primarily due to an increase in the amounts received from customers resulting from increased sales.

Net cash used in investing activities was approximately $92,000 for the three months ended March 31, 2004 and approximately $279,000 for the three months ended March 31, 2005. The increase in cash used for investing activities results from capitalizing costs associated with software development and upgrading our internal computer equipment and software in order to increase our operating efficiency capabilities.

Net cash used by financing activities was approximately $1,000 for the three months ended March 31, 2004 and approximately $27,000 for the three months ended March 31, 2005. Cash used by financing activities reflects payments made on long-term note payables.

On July 19, 2004, we completed an equity financing in the amount of $1,750,000 through a private placement with Barron Partners, L.P. (“Barron”). Under the terms of the agreement, Barron purchased 21,875,000 restricted shares of common stock at a price of $0.08 per share. In addition, according to the terms of the agreement, Barron received two warrants to purchase common stock. The first warrant entitles Barron to purchase up to 10,937,500 shares of common stock at a price of $0.18 per share and the second warrant entitles Barron to purchase up to 10,937,500 additional shares of common stock at a price of $0.60 per share. The original terms of the agreement called for the exercise price associated with each of the warrants to be subject to downward adjustment based on the occurrence or non-occurrence of certain events. An amendment to the Barron stock purchase agreement was entered into on September 30, 2004 which voided these provisions. See Exhibits 10.10, 10.11, 10.12, and 10.13.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Based on their most recent evaluation of our disclosure controls and procedures, which was completed as of March 31, 2005, the end of the period covered by this quarterly report, the company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

(b) Changes In Internal Controls Over Financial Reporting.

Based on their most recent evaluation of our internal controls over financial reporting the company’s principal executive officer and principal financial officer have concluded that there have been no changes in the company’s internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or which are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to December 31, 2004, the company restored a stale check that was issued to Business Investor Services, Inc. as payment in full of a note payable. This resulted in the conversion of the note payable into 466,666 shares of common stock. The conversion of such securities was effected without registration under the Securities Act based on their being exempted securities under Section 3(a)(9) thereof. There were no underwriters or placement agents involved in this issuance and no commissions were paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended March 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the quarterly period ended March 31, 2005.

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 5. OTHER INFORMATION.

The Annual Meeting of the Stockholders of Findex.com, Inc. will be held on September 8, 2005. Stockholders of record who wish to submit a proposal at the 2005 Annual Meeting must provide written notice to the Secretary of the company in accordance with Article IX of our Articles of Incorporation. Under our Articles of Incorporation, such notice must be received by the Secretary no earlier than July 10, 2005, and no later than August 9, 2005.

ITEM 6. EXHIBITS.

No.	Description of Exhibit

2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

3.1(i)	Articles of Incorporation of Findex.com, Inc., incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3.1(ii)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 12, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 12, 2004.

3.2	By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10
Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Barron Partners, LP Stock Purchase Agreement dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

31.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated May 16, 2005. FILED HEREWITH.

31.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated May 16, 2005. FILED HEREWITH.

32.1
Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated May 16, 2005. FILED HEREWITH.

32.2
Certification of Findex.com, Inc. Chief Financial Officer, Kirk Rowland, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated May 16, 2005. FILED HEREWITH.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

Date: May 16, 2005	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: May 16, 2005	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer