Form 10KSB/A
period 2004-12-31
FINDEX COM INC
filed 2005-06-07
CIK 1089061

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
As of June 6, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $2,151,000.

At June 7, 2005, the registrant had outstanding 48,619,855 shares of common stock, of which there is only a single class.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

Yes __ No X

-i-

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-KSB/A, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-KSB/A and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to attract customers to generate revenues; (iv) competition in our business segment; (v) market and other trends affecting our future financial condition or results of operations; (vi) our growth strategy and operating strategy; and (vii) the declaration and/or payment of dividends.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part II, Item 6 of this annual report on Form 10-KSB/A, entitled Management’s Discussion and Analysis or Plan of Operation, including without limitation the risk factors contained therein. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB/A after the date of this report.

ITEM 1. DESCRIPTION OF BUSINESS.

    OVERVIEW
We develop, publish, market, and distribute and directly sell off-the-shelf consumer and organizational software products for PC and PDA platforms. We develop our software products through in-house initiatives supplemented by outside developers. We market and distribute our software products principally through direct marketing and Internet sales programs, but also through secular and non-secular wholesale retailers.

    CORPORATE FORMATION, LEGACY & SUBSIDIARIES

We were incorporated in the State of Nevada on November 7, 1997 as EJH Entertainment, Inc. On December 4, 1997, a predecessor corporation with the same name as our own but domiciled in Idaho was merged with and into us. Although the predecessor Idaho corporation was without material assets or operations as of the time of the merger, since being organized in 1968, it had historically been involved in mining and entertainment businesses unrelated to our current business.

Beginning in 1997, and although we were not then a reporting company under the Securities Exchange Act, our common stock was quoted on the OTC Bulletin Board (originally under the symbol “TIXX”, which was later changed to “TIXXD”). On May 13, 1999, we changed our name to FINdex.com, Inc. On March 7, 2000, in an effort to satisfy a newly imposed NASD Rule eligibility requirement that companies quoted on the OTC Bulletin Board be fully reporting under the Securities Exchange Act (thereby requiring recently audited financial statements) and current in their filing obligations, we acquired, as part of a share exchange in which we issued 150,000 shares of our common stock, all of the outstanding capital stock of Reagan Holdings, Inc., a Delaware corporation. At the time of this transaction, Reagan Holdings was subject to the requirements of having to file reports pursuant to Section 13 of the Securities Exchange Act, had recently audited financial statements and was current in its reporting obligations. Having no operations, employees, revenues or other business plan at the time, however, it was a public shell company. As a result of this transaction, Reagan Holdings, Inc. became our wholly-owned subsidiary and we became the successor issuer to Reagan Holdings for reporting purposes pursuant to Rule 12g-3 of the Securities Exchange Act. Shortly thereafter, we changed our stock symbol to “FIND”. Though it does not currently have any operations, employees, or revenues, Reagan Holdings remains our wholly-owned subsidiary.

In addition to Reagan Holdings, we also have one other wholly-owned subsidiary, Findex.com, Inc. (i.e. the same name as our own), a Delaware corporation. Like Reagan Holdings, this entity, too, does not currently have any operations, employees, or revenues. This subsidiary resulted from an acquisition on April 30, 1999 pursuant to which we acquired all of the issued and outstanding capital stock of FINdex Acquisition Corp., a Delaware corporation, from its then stockholders in exchange for 4,700,000 shares of our common stock, which, immediately following the transaction, represented 55% of our total outstanding common stock. Our purpose for this acquisition was to broaden our then-existing stockholder base, an important factor in our effort to develop a strong market for our common stock. On May 12, 1999, in exchange for the issuance of 457,625 shares of FINdex Acquisition Corp. common stock, FINdex.com, Inc., another Delaware corporation (originally incorporated in December 1995 as FinSource, Ltd.), was merged with and into FINdex Acquisition Corp., with FINdex Acquisition Corp. remaining as the surviving entity. Our purpose for this merger was to acquire a proprietary financial information search engine for the Internet which was to serve as the cornerstone for a Web-based development-stage business, but which has since been abandoned. As part of the certificate of merger relating to this transaction, FINdex Acquisition Corp. changed its name to FINdex.com, Inc. We currently own 4,700,000 shares of FINdex.com, Inc. (the Delaware corporation), representing 100% of its total outstanding common stock.

    STRATEGY

The common thread among our current software products is their target constituency, consumers that share a devotion to or interest in Christianity and faith-based “inspirational” values. Our focus is to become the largest worldwide provider of Bible study and related faith-based software products through ongoing internal development of new products, expansion and upgrade of existing products and strategic product line and/or corporate acquisitions and licensing. Specifically, our development strategy includes:

        Creating and Maintaining Diversity in Our Product Titles, Platforms and Market Demographic

We are committed to creating and maintaining a diversified mix of titles and title versions to mitigate our operating risks, and broaden market appeal within our demographic. Therefore, we strive to develop and publish titles and title versions spanning a wide range of categories, including bible study, financial and church management, pastoral products, children’s software and language tutorials. We may also design our software for use on multiple platforms in order to reach a greater potential audience. There are a number of factors that we take into consideration when determining the appropriate platform for each of our titles and title versions, including, amongst others, economic cost, the platform’s user demographics and the competitive landscape at the time of a title or title version’s release.

        Creating, Acquiring and Maintaining Strong Brands

We attempt to focus our development and publishing activities principally around software products that are, or have the potential to become, titles and title versions possessing sustainable consumer appeal and brand recognition. To that end, we are continually in pursuit of intellectual property licensing opportunities with respect to software titles and title versions that are strategically aligned with our existing product line and focus. We have entered into a number of such strategic relationships with the owners of various forms of intellectual property which have allowed us to acquire the rights to publish content and develop titles and title versions based upon such intellectual properties. In addition, we may acquire intellectual property licenses in the future for products outside of our current area of focus.

Our development strategy further includes the pursuit of acquisition and related strategic growth opportunities involving other companies that sell faith-based merchandise and services. As part of this strategy, we may acquire businesses that (i) only recently commenced operations, (ii) are development-stage enterprises in need of additional funds to expand into new products or markets, or (iii) are established businesses that may be experiencing financial or operating difficulties and need additional capital. We may also pursue opportunities to acquire assets of other companies and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries. Furthermore, although we have no current intentions or plans to do so, we have not ruled out the pursuit of transactional opportunities in areas outside the faith-based market demographic.

Because acquisition and related opportunities may occur in relation to businesses at various stages of development, the task of comparative investigation and analysis of such business opportunities is likely to be extremely difficult and complex. We are also likely to incur significant legal and accounting costs in connection with our pursuit of such opportunities, including the legal fees for preparing acquisition documentation, due diligence investigation costs and the costs of preparing reports and filings with the SEC.

        Disciplined Product Selection and Development Processes

The success of our business depends, in significant part, on our ability to develop titles and title versions that will generate appreciable unit volume sales while simultaneously meeting our high quality standards. We use a formal control process for the selection, development, production and quality assurance of our titles and title versions. We apply this process to products under development with external, as well as internal, resources. This control process includes upfront concept evaluation as well as in-depth reviews of each project on numerous levels and at various intervals during the development process by a team that includes our senior management and a number of our key technical, marketing and product development personnel.

        Internal and External Development Groups

We develop our titles and title versions using a strategic combination of our internal development group and external, independently contracted developers, a team of which are located in the former Soviet Union and several others of which are located in the United States.

We strive to provide our in-house team the independence and flexibility needed to foster creativity and teamwork. Employing an in-house development team provides us with the following advantages:

•	Our developers work collaboratively, sharing development techniques, software tools, software engines and useful experience, to form a strong collective and creative environment;
•	The ability to re-focus efforts quickly to meet the changing needs of key projects;
•	More control over product quality, scheduling and costs; and
•	Our developers are not subject to the competing needs of other software publishers.

In March 2004, we opened an in-house development office in Naperville, Illinois.

We select our external developers based on their track record and expertise in producing titles and title versions within certain categories. This selection process allows us to strengthen and leverage the particular expertise of our internal and external development resources, as well as to scale up and down as necessary, to maximize the productivity of our development budget.

    PRODUCT DEVELOPMENT

We are committed to the ongoing development of our existing software as well as the development of new software titles and title versions. Our product development methodology is modeled around elements of the consumer packaged goods and software industry. Within this model, our management assesses the current market and establishes a direction for each of our products, while key personnel monitor quality, delivery schedules, development milestones and budget. Prior to final approval, whether developed internally or externally by our third-party developers, we test all new titles and title versions for bugs.

The development time for a PC-based title or title version is between three and twelve months and the average development cost ranges from $8,000 to $450,000. The development time for a PDA-based title or version is between two and six months and the average development cost ranges from $30,000 to $250,000. Gross margin percentages for PDA-based software are significantly lower than the gross margin percentages for PC-based software and the manufacturing time is significantly longer than that associated with PC-based software, with lead time for PC-based software at approximately one to three weeks from the placement of an order, as opposed to four to six weeks for PDA-based software.
    OUR PRODUCTS
Our focus is to become the largest worldwide provider of Bible study and related faith-based software products. To that end, we utilize a brand structure and market our largest selling titles and title versions under the distinct key brand: QuickVerse® and Membership Plus®. We support this strategy through the regularly scheduled introduction of new titles and title versions featuring this brand. In the twelve months ended December 31, 2004, we released a total of twenty-one titles and title versions for PC and PDA platforms. Through the remainder of fiscal 2005 we currently plan on releasing a total of approximately six titles and title version for PC and PDA platforms, including the introduction of titles and title versions for Macintosh® operating systems beginning in late spring/early summer 2005.

Our faith-based software titles and title versions are currently divided among the following six categories:

•	Bible Study
•	Financial/Office Management Products for Churches and other Faith-Based Ministries
•	Print & Graphic Products
•	Pastoral Products
•	Children’s Products
•	Language Tutorial Products.

        Bible Study

For the fiscal year ended December 31, 2004, approximately 63% of our revenues were derived from sales of our flagship QuickVerse®, an industry-leading Bible-study software now in its 16th year and 9th version, which is available in an array of content package variations ranging in retail price from $4.50 to $299.95. Originally introduced into the market in 1989, QuickVerse® has sold over one million copies since its introduction and is currently believed by us to be the market leader in its category.

QuickVerse® simplifies biblical research, allowing users to view multiple reference materials, including Bibles, dictionaries, commentaries and encyclopedias, side-by-side on the computer screen. A built-in QuickSearch feature enables the user to highlight a word or Bible verse and find all of its occurrences in a particular text. Advanced search options also enable users to search by word, phrase or verse across multiple books. QuickVerse® 2005, our latest version, is currently available in four CD-Rom editions. Each edition of QuickVerse® contains several Bible translations (e.g., the King James Version, the American Standard Version, etc.) along with numerous reference titles (e.g., dictionaries, commentaries, encyclopedias, etc.). The QuickVerse® family of products includes: the QuickVerse® Essentials Edition (which includes 9 Bibles and 40 reference titles), the QuickVerse® Standard Edition (which includes 12 Bibles and 56 reference titles), the QuickVerse® Expanded Edition (which includes 14 Bibles and 95 reference titles), and the QuickVerse® Deluxe Edition (which includes 18 Bibles and 144 reference titles). Each QuickVerse® purchase includes access to additional books and content, which can be unlocked or downloaded and made accessible for an additional fee.

QuickVerse® PDA, an industry-leading PDA Bible-study software, is compatible on both Pocket PC® and Palm® OS operating systems, and is currently in its 3rd year and 2nd version. This program provides the same simplified access and many of the personal Bible study features found in the desktop QuickVerse® versions. QuickVerse® PDA is currently available in four editions as a download and in CD-Rom. Each edition of QuickVerse® PDA contains several Bible translations (e.g., the King James Version, the American Standard Version, etc.) along with numerous reference titles (e.g., dictionaries, commentaries, encyclopedias, etc.). The QuickVerse® PDA family of products includes: the Standard Edition (which includes 3 Bibles and 4 reference titles), the Deluxe Edition (which includes 5 Bibles and 6 reference titles), the Life Application Study Bible (which includes 1 Bible and 11 reference titles) and a secular version (which includes 2 Bibles and 4 reference titles). Each edition contains 25 scripture reading plans and provides the user with the ability to create their own.

QuickVerse Left Behind® Series, a New York Times® Best-Selling book series and the newest addition to the QuickVerse® PDA Bible software family, is compatible on both Pocket PC® and Palm® OS operating systems and was released in 2004. This program provides a new way to read, reference, recall, retrieve, note, search, and study fiction and non-fiction. QuickVerse Left Behind® Series is currently available in four editions as a download and in CD-Rom. Each edition contains three volumes from the Left Behind® Series, 1 Bible translation, 4 reference titles and 36 scripture reading plans.

We expect to introduce QuickVerse® Macintosh beginning in late spring/early summer 2005. QuickVerse® Macintosh is compatible with Macintosh® OS X 10.3 or higher operating systems. This program will be available in two editions and provide access to several Bible translations (e.g., the King James Version, the American Standard Version, etc.) along with numerous reference titles (e.g., dictionaries, commentaries, encyclopedias, etc.). The QuickVerse® Macintosh family of products contains numerous Search Panel features, including user-defined book categorization, desktop books, download books, interactive workbooks and daily reading plans, as well as an exclusive Preview Drawer, allowing users to have an unlimited number of books open at any time.

QuickVerse® customers include (i) individuals devoted to or otherwise interested in studying Christianity and (ii) religious and other spiritual organizations including schools, churches and other faith-based ministries.

In addition to QuickVerse®, we also develop and market certain other Bible study software packages. These include the Complete Bible Resource Library®, the Book®, The Life Application Bible®, A Walk in the Footsteps of Jesus®, Adam Clark’s Commentary on the Bible®, and Dictionaries of the New Testament®. Although our prices are subject to change from time to time, these titles currently range in retail price from $9.95 to $99.95 per unit.
        Financial/Office Management Products for Churches and other Christian Faith-Based Ministries

For the fiscal year ended December 31, 2004, approximately 28% of our revenues were derived from sales of Membership Plus®, an industry-leading church management software now in its 9th version. Membership Plus® is available in each of a standard and a deluxe package at retail prices of $149.95 and $349.95 respectively. Each of these product packages provides church database, financial management and church productivity tools, including those designed to streamline church office accounting, tasks and scheduling, track membership and contributions, organize membership databases, and provide efficiency in producing targeted mailings, attendance reports and IRS-compliant contribution receipts. The deluxe package is equipped with a broader functionality and range of features, including, for example, a number of templates for legal agreements frequently used by these types of organizations and a fund based accounting function.
Membership Plus® is designed to serve the unique needs of the churches, “para-church” organizations and ministries, and non-profit entities. The term “para-church” has been developed by the religious community to refer to religious organizations which have some of the characteristics of a church, but which are not what most people would generally consider to constitute a church, including a defined congregation. Some “para-church” organizations are treated as churches for some reasons, and as religious organizations which are not churches for others. A few examples of a “para-church” organization are Campus Crusade for Christian Ministry Resources, Promise Keepers, and Josh McDowell Ministry.

Over 80,000 churches and faith-based organizations have purchased Membership Plus® since its introduction in 1990. Membership Plus® 2005, our latest version, is currently available in two CD-Rom editions: Membership Plus® Standard and Membership Plus® Deluxe. We have approximately 50,000 registered users for this product.

        Print & Graphic Products
We currently sell/distribute ClickArt Christian Publishing® Suite III, which is a full desktop publishing package containing over 13,000 Christian images, icons, maps, Catholic and Jewish imagery and ethnically diverse, family-oriented illustrations to be used in the creation of a wide range of printed materials including newsletters, bulletins, posters, fliers, mailings, calendars, and reports. We also publish/distribute Religious ClipArt® and Christian Images®. Both of these products are CD-Rom Clipart products that contain faith-based and Christian graphical images that can be used in the production of other content related projects. In addition, we also distribute several titles produced and distributed by International Microcomputer Software, Inc. a leading developer of software for both professional and home users, including ClipArt & More 2.5 Million and Print Studio Pro Deluxe.

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

        Pastoral Products

We currently produce and distribute/sell a line of pastoral products designed to assist faith-based ministries in streamlining sermon development and research tasks and in organizing responsibilities. These titles include the following:

•
Sermon Builder® 4.0 Deluxe, which is a database compilation of illustrations, anecdotes, quotations, proverbs and bits of humor from general topics like children and angels to specific Bible passages, which users can use to bring messages to a congregation or classroom.

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

        Language Tutorial Products

We currently produce tutorial software programs for learning Greek and Hebrew, languages frequently studied in conjunction with a Bible-study curriculum or by biblical scholars. Each of these two programs covers all of the essential language development skills, including letters, vocabulary and grammar. Although our prices are subject to change from time to time, our language tutorial products range in price from approximately $10.00 to approximately $69.95 per unit. In the aggregate, and for the fiscal year ended December 31, 2004, 3% of our revenues were derived from sales of these products.

        Other Products

In addition to our own software products, we resell certain titles and title versions that we purchase at a discount and that are published by others, including IMSI, Veggie Tales, and Webroot. These are non-exclusive, purchase-order only type arrangements in connection with which we carry only limited inventory. Sales from these titles are derived exclusively online through our Website and, apart from on our Website, we do not promote these products. Although prices are subject to change from time to time, these software products range in price from approximately $5.99 to approximately $39.99 per unit. In the aggregate, sales of these software products constituted approximately 2% of our 2004 annual revenues.
    OUR MARKET

According to a Gallup poll released in March 2004, 49.4% of Americans identified themselves as Protestant, while 23.7% identified themselves as Catholic, and 9.1% identified themselves as “Other Christian”. According to the same survey, more than 60% of Americans say that religion is very important to them in their own lives, and another 24% say that religion is fairly important in their lives.

A survey released in July 2003 by the Christian Bookseller’s Association indicated that Christian-product sales for the year 2002 were $4.2 billion. The survey also revealed that $2.4 billion of the $4.2 billion total was sold through Christian retail, with $1.1 billion sold through general retail, and $725 million sold direct-to-consumer, and through ministry sales channels. The 3,500-store CBA segment includes several different chains, Family Christian Stores being the largest with 325 stores. As faith-based retailing increases, secular stores are offering more faith-based products as evidenced by the $1.1 billion sales figure in 2002 as reported by the CBA. It is this faith-based demographic that we seek to target.

    MARKETING AND ADVERTISING

In developing a marketing strategy for our consumer software products, we seek brands or titles and title versions that we believe will appeal to the interests of our target consumers. We strive to create marketing campaigns which are consistent with this strategy and generally market our software through:

•	Our Website (www.quickverse.com) and the Internet sites of others;
•	Print advertising;
•	Opt-in e-mail campaigns;
•	Product sampling through demonstration software;
•	In-store promotions, displays and retailer assisted co-operative advertising;
•	Publicity activities; and
•	Trade shows.

     SALES

        Direct Marketing / Online Sales

Direct sales accounted for approximately 65% of our 2004 fiscal year revenue. Over the past two years, we have devoted significant and increasing resources to the development of our direct-marketing program. Through this program, we market our products directly to consumers and Church and “para-church” organizations through a combination of direct-mailings and opt-in e-mailings of our product title catalogs and brochures. An important aspect of this initiative is our online sales. In May of 2004, we launched a full-service online store with many of the kinds of features and capabilities that online shoppers have come to expect from cutting-edge Internet retailers. We are currently marketing our products online through multiple sources including our own www.quickverse.com Internet Website, other Internet Websites such as www.amazon.com, as well as several widely used search engines such as Google® and Yahoo®. While we market our products through these other Internet Websites and search engines, we are not substantially dependent upon these marketing relationships and have no written agreements with any one or more of them. The revenue generated from these Internet Websites and search engines, excluding our own www.quickverse.com Internet Website, accounted for less than approximately 1% of our 2004 fiscal year revenue.

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

In the secular retail market, which includes chains such as Best Buy, CompUSA, and OfficeMax, we believe that we continue to be a top seller of Bible study software and we are developing additional product offerings and promotions to grow our market share.
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
        Returns and Price Concessions

At the time we ship our products we establish reserves, including reserves that estimate the potential for future product returns and price concessions. Management makes these estimates and assumptions based on actual historical experience regarding allowances for estimated price concessions and product returns. In determining the percentage of sales for product return reserves, management considers a number of different statistical factors. First, it reviews the rate of actual product returns (in total) for the period. Second, it reviews return rates for the same period(s) of prior years. Third, it reviews its sales by individual retail customers to assess any unusual return exposure. Fourth, it reviews actual return rates of specific title and title versions to determine if there are any unusual trends taking place. Fifth, the potential for an increase in actual returns resulting from upcoming new title or title version releases is reassessed. Sixth, and finally, management reviews the actual returns from the balance sheet date to the date of calculation to determine if anything unexpected has taken place.

We give all of our distributors and retail customers a written product return policy providing for returns, upon written request, within nine months of the invoice date for credit only. If a new title or title version release falls within that nine month time span, a distributor has 60 days from the announced release date to return the old title or title version in exchange for the new title or title version only. We provide our end-user consumers with a 45 day satisfaction guarantee, allowing them to return a title or title version within that time frame if for any reason unsatisfied. Our warranty policy for defective software is to provide replacement or repair for a period of 45 days from the invoice date. We believe that these measurement dates provide a consistent period for assessment and the opportunity to adequately estimate channel inventory levels for appropriately estimating our return reserves.

We generally grant price concessions to our wholesale retail customers when we deem those concessions necessary to maintain our relationships with those retailers and maintain continued access to their retail channel customers. Further, if consumer demand for a specific title falls below expectations or significantly declines below previous rates of wholesale retail sell-through, then a price concession or credit may be requested by our retail customers to spur further retail channel sell-through.

Trends that our returns typically follow include (i) the seasonality of sales, and (ii) the fact that, generally, relatively higher return rates occur during periods of new title or title version releases. Historically, actual returns have been within management’s prior estimates, however, we cannot be certain that any future write-offs exceeding reserves will not occur or that amounts written off will not have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. Management continually monitors and adjusts these allowances to take into account actual developments and sales results in the marketplace. In the past, particularly during title and title version transitions, we have had to increase price concessions to our retail customers.

    MANUFACTURING AND FULFILLMENT

We prepare a set of master program copies, documentation and packaging materials for each platform on which a title or title version is available. All of our software products are manufactured through third-party subcontractors, with orders for PC-based titles and title versions generally taking seven to ten days, and reorders taking three to five days. Packaging, printing and assembly are also performed by third-party subcontractors. To date, we have not experienced any material returns due to product defects.

We currently fulfill all of our direct-to-consumer sales out of our own warehouse located in Omaha, Nebraska and a third-party fulfillment company, also located in Omaha, Nebraska, fulfills our bulk retail sales.
    SIGNIFICANT CUSTOMERS AND SUPPLIERS

During the years ended December 31, 2004 and 2003, we had no major customers that individually accounted for 10% or more of annual sales. As we introduce new and enhanced software titles into the market, we anticipate our sales to a single customer, as a percentage of gross consolidated revenue, will continue to remain below 10%.
Also for the years ended December 31, 2004 and 2003, product and material purchases from IsoDisc accounted for 29% and 3%, respectively, Midlands Packaging Corporation accounted for 18% and 14%, respectively, Frogs Copy and Graphics accounted for 17% and 10%, respectively, MicroBytes, Inc. accounted for 12% and 39%, respectively, and Cedar Graphics accounted for 7% and 17%, respectively, of the total product and material purchases made by us. We currently have no long-term written agreements with any of these suppliers. The payment terms are generally net 30 days, and we are not substantially dependent upon any one or more of them; all are easily replaceable with any locally available supplier.
    REGULATION

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally.
    COMPETITION

The market for our products is rapidly evolving and intensely competitive as new software products and platforms are regularly introduced. Competition in the software industry is based primarily upon:

•	brand name recognition;
•	availability of financial resources;
•	the quality of titles;
•	reviews received for a title from independent reviewers who publish reviews in magazines, Websites, newspapers and other industry publications;
•	publisher’s access to retail shelf space;
•	the price of each title; and
•	the number of titles then available.

We face competition from other software publishers, all of which generally sell through the same combination of channels that we do, including chain store, secular, CBA, direct and online sales.

Specifically, and in relation to our QuickVerse® products, we believe are the market leader in our category. We currently compete with the following companies and products, among others:

•	Logos Research Systems, Inc. - Logos Series X®
•	Biblesoft, Inc. - BibleSoft PC Bible Study® Version 4
•	Thomas Nelson, Inc. - Nelson eBible®
•	WordSearch Bible Publishers - WordSearch® 7
•	Zondervan - Zondervan Bible Study Library®

Although each of these companies publishes software packages in several different variations, generally in a range that includes a standard package, an expanded package, and a deluxe package (the same way that we do), in each of these respective categories we believe that we tend to be the least expensive but the most comprehensive in terms of the number of Bibles and reference titles included. We believe QuickVerse’s® reputation to be among the most well-respected in its category.

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

We believe that Membership Plus® is the market leader by a margin of over 100% in the church management software publishing category in terms of registered users. Our Membership Plus® packages are also among the least expensive products in the category.

We rely upon our product quality, marketing and sales abilities, proprietary technology and product development capability, the depth of our retail distribution channels and management experience to compete in the software industry. Although we believe that we are among the market leaders in each of our two primary product categories, some of our competitors have longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources than we do. Due to these greater resources, certain of our competitors have the ability to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors and pay more to third-party software developers than we can. Moreover, we believe that competition from new entrants will increase as the market for faith-based products and services expands.

    INTELLECTUAL PROPERTY

        Overview

We rely for our business on a combination of copyrights, trademarks, and trade secrets to protect our intellectual property. Our copyrighted software content and the brand recognition associated with our related product trademarks are among the most important assets that we possess in our present ability to generate revenues and profits, and we rely very significantly on these intellectual property assets in being able to effectively compete in our market. Our intellectual property rights derive from a combination of licenses from third parties, internal development and confidentiality and non-disclosure agreements.

We cannot be certain that the precautions we have taken will provide meaningful protection from unauthorized use by others. If we must pursue litigation in the future to enforce or otherwise protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely have to make substantial expenditures and divert valuable resources in the process. Finally, we may not have adequate remedies if our proprietary content is appropriated, our proprietary rights are violated or our trade secrets are disclosed.

        Copyrights

Our copyrights, some of which have been registered and others of which remain unregistered, derive from a combination of program and source code embodied in software titles that we license from third parties, as well as program and source code embodied in software titles that we have internally developed on our own.

We entered into a license agreement in June 1999 with Parsons Technology, Inc. which forms the basis of our copyright protection for products that accounted for approximately 97% of our revenues in 2004, including those generated from sales of QuickVerse® and Membership Plus®, by far our two largest selling software titles. A copy of the license that we obtained from Parsons Technology, which has since been assigned to Riverdeep, Inc., the latest licensor-assignee in a succession of assignments that have occurred since June 1999, is incorporated by reference into this annual report on Form 10-KSB as Exhibit 10.3. At the time, it was acquired as part of a combination of related transactions involving ourselves, Parsons Technology, then a wholly-owned subsidiary of Mattel, Inc., and TLC Multimedia Inc., then also a wholly-owned subsidiary of Mattel, Inc. Aside from the license, the transactions involved an asset sale, a product distribution agreement, and a related services agreement. Taken as a whole, and essentially, we had acquired from TLC Multimedia a software publishing and sales division (known and referred to by many then as the “Parsons Church Group”). In accordance with its terms, we agreed to pay a one-time non-recurring fee of $5 million to obtain the license, which fee was payable over a subsequent approximate one year period. The related asset sale involved separate consideration.

The license that we acquired in 1999 provided us with the right, originally for a term of ten years, to publish, use, distribute, sublicense and sell, exclusively worldwide in non-secular channels and non-exclusively in secular channels, a collection of 65 individual top-selling Christian-related software titles owned by Parsons Technology, including QuickVerse® and Membership Plus®, among others. The license covered a variety of other add-on content titles (e.g., various Bible translations, study guides and sermon preparation tools). The license also included the right for us to modify the programs (including the source code) in order to prepare derivative works and future versions of the programs, and stated that we would exclusively own all rights associated with any such modifications.

Beginning in 2000, we became involved in a series of mediations arising out of or otherwise in connection with the 1999 license. The first of these involved the payment terms of the $5 million licensing fee. Rather than making payments in accordance with the fee schedule as originally set forth in the agreement, we entered into an arrangement with Parsons Technology's direct sales group whereby we provided resale products and in turn received an offset credit against the balance due under the fee provision in the license. The dispute centered around the amount of product actually resold, and, therefore, the amount of offset credit to which we were entitled. Prior to the resolution of this contest, a second dispute arose, naming Parsons Technology and ourselves, among others, as parties thereto. The first mediation was set aside, and ultimately resolved in conjunction with the latter proceeding as described in the following paragraph.

In October 2001, due to being in arrears with respect to certain royalty payments owed to The Zondervan Corporation then, a content provider to QuickVerse®, we became party to a second mediation ultimately resulting in a multi-party settlement agreement, on October 20, 2003, the terms of which provided for our payment to Zondervan of $500,000 plus 5% simple interest in installments, as well as for our destruction of all inventory containing Zondervan-owned content, all of which we satisfied within months thereafter. As part of the settlement agreement, we received a covenant in perpetuity with respect to our rights under the 1999 license, effectively extending it indefinitely with no continuing financial obligations owed by us. A copy of the settlement agreement which resulted in the effective extension is incorporated by reference as Exhibit 10.14 to this Form 10-KSB/A for the year ended December 31, 2004.

Since 1999, the developments, including modifications and improvements, that we have made to the originally acquired copyrighted programs covered by the license have been extensive. Given these developments, which have been made through four subsequent versions and seven new editions of QuickVerse®, four subsequent versions and one new edition of Membership Plus®, and various subsequent versions of some of the other titles to which we acquired rights under the license (including those in each of the print and graphics, pastoral, children’s, and language tutorial product categories), we believe that the real value of the copyrights associated with these titles lay almost exclusively at this point in the improvements that we own rather than the base copyrights that we were originally granted and that continue to be owned by Riverdeep, Inc. Moreover, it is our belief that the original source code covered by the license has been effectively rendered valueless by virtue of these subsequent modifications and improvements.

As noted above, our largest-selling title, QuickVerse®, is one from which we originally derived our rights under the 1999 license. One of the features that make QuickVerse® such a popular title is its breadth of content. A very significant percentage of this content is licensed by us from various third-party content providers for inclusion in QuickVerse®. We are therefore responsible for paying royalties on a regular basis to these providers in connection with our sales of QuickVerse®. In total, we currently have content licensing agreements with 45 different publishers for approximately 765 individual Bible translations and other Biblical or related scholarly works which are incorporated in various editions of our QuickVerse® products, or in some cases sold as stand-alone or add-on content. These licensing agreements are typically non-exclusive and for a fixed duration (e.g., a term of 3 or 5 years). Royalties are generally paid within 30 days following the end of a quarter and are calculated as a percentage of net sales from a work (e.g., ranging from 3% to 10%), based upon factors such as value as a stand-alone product as compared to, for example, value when bundled with other titles within a collective work. These license agreements typically cover content in the context of both stand-alone products and as bundled works.

In addition to the copyrights associated with the 1999 license described above, copyright protection exists in relation to the software titles that we resell published by others. These copyrights, however, are held by the publishers and/or their respective third-party content providers.

        Trademarks

As part of the 1999 license, we acquired the unlimited right to use the registered trademarks associated with the various titles licensed thereunder exclusively worldwide in non-secular channels and non-exclusively in secular channels. Because of the fact that each of QuickVerse® and Membership Plus® had been on the market for approximately ten years by the time we acquired the license, and each had a substantial existing user base, the trademarks for these products alone were deemed at the time to be of great importance and value. We believe that our initiatives in introducing subsequent versions and editions of these titles since then, as well as our having maintained extremely high publishing standards throughout the period that we have been publishing these titles, have served to sustain and enhance the importance and value of these trademarks.

        Trade Secrets

Whenever we deem it important for purposes of maintaining competitive advantages, our policy requires parties with whom we share, or who otherwise are likely to become privy to, our trade secrets or other confidential information, including source code, to execute and deliver to us confidentiality and/or non-disclosure agreements prior to their exposure to any such information. Among others, this includes employees, consultants and other advisors, including our in-house and outsourced software developers and collaborators, each of whom we require to execute such an agreement upon commencement of their employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements provide that all inventions conceived by the individual in the course of their employment or consulting relationship shall be our exclusive property.
    EMPLOYEES
As of June 7, 2005, we had twenty-eight full-time employees. Of those twenty-eight, four were part of the senior-level executive and financial management team, five were in the product development team, nine were on the sales team, and ten were in fulfillment, administration, and related support positions. For the fiscal year ended December 31, 2004, our annual payroll was $1,523,332, equivalent to 26% of gross revenues. In addition, we have engaged the services of several consulting firms who are working full or part-time for us in the area of product development and marketing.
We rely heavily on our current officers and directors in operating the business. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.
    SEASONALITY

Our business is highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating only about 33% of our annual sales.
ITEM 2. DESCRIPTION OF PROPERTY.
Our principal executive offices are located at 11204 Davenport Street, Suite 100, Omaha, Nebraska. We lease this 6,500 square foot premises under a five year lease agreement with 11204, LLC. Our monthly rent is $7,094.79 and, as of June 7, 2005, there were approximately twenty-three months remaining under the lease.

We maintain additional leased office space in Naperville, Illinois for certain product development activity. We lease this 880 square foot premises under an eighteen month lease agreement with Transwestern Commercial Services. Our monthly rent is $1,320.00 and there are three months remaining under the lease.
Three of our full-time employees work in home offices located in Cedar Rapids, Iowa. We do not pay for any space associated with these operations.

ITEM 3. LEGAL PROCEEDINGS.
In March 2004, a joint settlement was finalized with The Zondervan Corporation and TLC Multimedia, Inc. in connection with then pending litigation surrounding royalties owed by us. Pursuant to the settlement, we were required to make certain payments to The Zondervan Corporation, which obligations, as of July 2004, were satisfied in full. A stipulation of such settlement has since been duly entered and the matter has been discontinued.

As of the date of this report, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Moreover, there can be no assurance that our insurance coverage will prove adequate to cover all liabilities arising out of any claims that may be initiated against us in the future. Any finding of liability imposed against us coupled with a lack of corresponding insurance coverage is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 15, 2004, we filed a definitive information statement on Schedule 14C with the SEC. The information statement was mailed to our stockholders on or about October 18, 2004 solely for the purpose of informing our stockholders of the approval and unanimous consent by our board of directors, and the affirmative vote on September 9, 2004 of the holders of a majority of the voting power to take the following action:

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    RECENT SALES OF UNREGISTERED SECURITIES
Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Consideration *	Footnotes
Common Stock Issuances
12/31/04	Common Stock	Business Investor Services, Inc.	466,666	$-	2B
11/16/04	Common Stock	2030 Investors, LLC	1,000,000	$-	2B
11/16/04	Common Stock	C. James Jensen	1,000,000	$-	2B

Common Stock Warrant Issuances
11/10/04	Common Stock	Barron Partners, LP	10,937,500	$576,042	1A
11/10/04	Common Stock	Barron Partners, LP	10,937,500	$576,042	1A

Convertible Promissory Note Issuances
09/30/04	Common Stock	2030 Investors, LLC	1,000,000	$120,000	1A
09/30/04	Common Stock	C. James Jensen	1,000,000	$120,000	1A

* Consideration is calculated to be the value of the security at the date of issuance.

1. Stock issued in connection with financing activities.

2. Stock issued in connection with a convertible promissory note.

A. We relied in each case for these unregistered sales on the private offering exemption of Section 4(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the acquirors relative to their accreditation and/or sophistication (or from offeree or purchaser representatives, as applicable), (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the acquirors.

B. We relied on Section 3(a)(9) of the Securities Act as the basis for our exemption from registration of these offerings.

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

    STOCKHOLDERS
As of June 6, 2005, there were approximately 800 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.
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
Our 1999 Stock Incentive Plan authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to our directors, officers and other key employees. The plan has been approved by our stockholders and as such, provides certain income tax advantages to employees as provided under Sections 421, 422, and 424 of the Internal Revenue Code. Stock options are granted at an exercise price as determined by our board at the time the option is granted and may not be less than the par value of such shares of common stock. Stock options vest quarterly over three years and have a term of up to ten years. The plan authorizes an aggregate of 1,500,000 shares of common stock that may be issued.

In addition, we issue various forms of stock-based awards including nonqualified stock options and restricted stock awards to directors, officers, other key employees and third-party consultants, outside of the Stock Incentive Plan. Awards granted outside of the plan have been granted pursuant to equity compensation arrangements that have not been approved by our stockholders. These awards are granted at an exercise price as determined by our board at the time of grant and are not less than the par value of such shares of common stock. Stock options granted outside of the plan vest as determined by our board at the time of grant and have a term of up to ten years. Non-employee directors, though treated as employees for financial reporting purposes under FASB Interpretation No. 44, are excluded from the income tax advantages afforded employees by the Internal Revenue Code.

All issued options, whether under the plan or not, create the obligation for stock issuance at the established exercise price.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
The following discussion should be read together with our consolidated financial statements for the period ended December 31, 2004 and the notes to the consolidated financial statements.
    CRITICAL ACCOUNTING POLICIES
Our critical accounting policies, including the assumptions and judgments underlying them, are more fully described in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. These policies primarily address matters of expense recognition and revenue recognition, including amortization of software development cost and the calculation for reserve of returns. Investors are cautioned that these policies are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially. Below are the accounting policies that we believe are the most critical in order to gain an understanding of our financial results and condition.

        Use of Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Significant estimates used in the consolidated financial statements include the estimates of (i) doubtful accounts, sales returns, price protection and rebates, (ii) provision for income taxes and realizability of the deferred tax assets, (iii) the life and realization of identifiable intangible assets, and (iv) provisions for obsolete inventory. The amounts we will ultimately incur or recover could differ materially from current estimates.

        Royalty Agreements

We have entered into certain agreements whereby we are obligated to pay royalties for content of software published. We generally pay royalties based on a percentage of sales on respective products or on a fee per unit sold basis. We expense software royalties as product costs during the period in which the related revenues are recorded.

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

        Inventory

Inventory, including out on consignment, consists primarily of software media, manuals and related packaging materials and is recorded at the lower of cost or market value, determined on a first-in, first-out, and adjusted on a per-item, basis.

        Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives.

        Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (a) the straight-line basis over the estimated product life (generally from 12 to 18 months), or (b) the ratio of current revenues to total projected product revenues

Capitalized software development costs are stated at the lower of amortized costs or net realizable value. Recoverability of these capitalized costs is determined at each balance sheet date by comparing the forecasted future revenues from the related products, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues.

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

We capitalize costs related to the development and maintenance of our website in accordance with Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 00-2, Accounting for Website Development Costs. Under EITF Issue No. 00-2, costs expensed as incurred are as follows:

•	planning the Website,
•	developing the applications and infrastructure until technological feasibility is established,
•	developing graphics such as borders, background and text colors, fonts, frames, and buttons, and
•	operating the site such as training, administration and maintenance.

Capitalized costs include those incurred to:

•	obtain and register an Internet domain name,
•	develop or acquire software tools necessary for the development work,
•	develop or acquire software necessary for general Website operations,
•	develop or acquire code for web applications,
•	develop or acquire (and customize) database software and software to integrate applications such as corporate databases and accounting systems into web applications,
•	develop HTML web pages or templates,
•	install developed applications on the web server,
•	create initial hypertext links to other Websites or other locations within the Website, and
•	test the Website applications.

We amortize Website development costs on a straight-line basis over the estimated life of the site, generally 36 months.

        Revenue Recognition

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

We record the amounts we charge our customers for the shipping and handling of our software products as product revenue and we record the related costs as cost of sales on our consolidated statements of operations.

        Income Taxes

We utilize SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

During the years of 2003 and 2004 we had several non-recurring items take place. For the twelve months ended December 31, 2003, we had a one-time, non-recurring write down to accrued royalties of approximately $584,000, wrote down a distinct category of obsolete inventory of approximately $61,000, and wrote off a note payable of approximately $650,000 and the interest associated with the note of approximately $217,000. For the twelve months ended December 31, 2004, we wrote down the reserve for rebates payable from a change in accounting estimate of approximately $266,000, wrote down a distinct category of obsolete inventory of approximately $32,000, and incurred a non-recurring expense of approximately $155,000 related to a settlement with an institutional private equity investor. Furthermore, for the twelve months ended December 31, 2004, we recognized approximately a $1,000,000 gain from extinguishment of debt which is classified as an extraordinary item. The extinguishment of debt is a direct result from settling with various vendors and content providers for lump-sum payments at a reduced amount of balances owed. The non-recurring expense is a direct result of our coming to terms with an institutional private equity investor for early termination of a certain investment agreement, originally entered into in June 2001. These non-recurring items had no effect on the cash flow statement.
Our income before taxes and the extraordinary item decreased approximately $1,674,000 from an income of approximately $1,808,000 for the twelve months ended December 31, 2003 to a loss of approximately $134,000 for the twelve months ended December 31, 2004. However, our net income increased approximately $376,000 from a net income of approximately $1,842,000 for the twelve months ended December 31, 2003 to a net income of approximately $2,218,000 for the twelve months ended December 31, 2004. This increase is a result of increased gross revenues along with the non-recurring items noted above.
Non-cash expenses related to shares of common stock issued for services increased by approximately $126,000. For the year ended December 31, 2004, we recognized approximately $149,000 in non-cash expenses related to shares of common stock and warrants issued for services and approximately $30,000 in non-cash expenses related to shares of common stock issued in a settlement agreement. Comparatively, for the year ended December 31, 2003, we recognized expenses of approximately $53,000 relating to shares of common stock issued for services. Overall, interest expense for the twelve months ended December 31, 2004 decreased by approximately $45,000 compared to 2003. This is due to our reducing trade payables and meeting the scheduled terms. Furthermore, the note liabilities interest was reduced due to the reclassification of the note payable in the fourth quarter of 2003. Amortization expense related to the 1999 license decreased for the twelve months ended December 31, 2004 compared to 2003 as a result of the final settlement in October 2003, which effectively extended the life of the license indefinitely. Amortization expense related to software development costs increased approximately $220,000 for the twelve months ended December 31, 2004 compared to 2003. This is a direct result from QuickVerse® 8.0 shipping in late December 2003, Membership Plus® 8.0 shipping in January 2004, QuickVerse® PDA 2005 shipping in September 2004, and QuickVerse® 2005 shipping in early December 2004.
         Revenues
We derive revenues from the sale of packaged software products, product support and multiple element arrangements that may include any combination of these items. Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), we have delivered the product, the fee is fixed or determinable and collectibility is probable. For our packaged software products, we typically recognize revenue from the sale when we ship the product. We sell some of our products on consignment to a limited number of resellers. We recognize revenue for these consignment transactions only when the end-user sale has occurred. Service revenue resulting from technical support plans is recognized over the life of the plan which is generally one year. Revenue associated with advance payments from our customers is deferred until we ship the product or offer the support service. Revenue for software distributed electronically via the Internet is recognized when the customer has been provided with the access codes that allow the customer to take immediate possession of the software on its hardware and evidence of the arrangements exists (web order). For revenue arrangements involving multiple products or products and services, we allocate and defer revenue for the undelivered products or products and services based on their vendor-specific objective evidence of fair value, which is generally the price charged when that product or product and service is sold separately.

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. Estimated returns are also based upon a percentage of total retail and direct sales. Direct sales accounted for approximately 65% of our 2004 fiscal year revenue. We account for cash considerations (such as sales incentives - rebates and coupons) that we give our customers as a reduction of revenue rather than as an operating expense. Product revenue is also reduced for the estimated redemption of end-user rebates on certain current product sales. We did not have any rebate programs during the twelve months ended December 31, 2003 and 2004, respectively.

Product returns from distributors and Christian bookstores are allowed primarily in exchange for new products or for credit towards purchases as part of a stock-balancing program. These returns are subject to certain limitations that may exist in the contract in each case. Under certain circumstances, such as termination or when a product is defective, distributors and bookstores could receive a cash refund if returns exceed amounts owed. Returns from sales made directly to the consumer are accepted within 45 days of purchase and are issued a cash refund. Product returns, price protections or price concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results.

Software products are sold separately, without an obligation of future performance such as upgrades, enhancements or additional software products, and are sold with post contract customer support services such as customer service and technical support assistance. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to our customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. The technical support is provided within one year after the associated revenue is recognized and free product enhancements (bug fixes) are minimal and infrequent. We accrue the estimated cost of providing this free support upon product shipment and include it in cost of sales.

Shipping and handling costs in connection with our software products are expensed as incurred and included in cost of sales.
Revenues for Twelve Months Ended December 31	2004	% to Gross Sales	2003	% to Gross Sales	Change	%
Gross sales	$5,786,427	100%	$4,787,545	100%	$998,882	21%
Less reserve for sales returns and allowances	567,643	10%	396,788	8%	170,855	43%
Net sales	$5,218,784	90%	$4,390,757	92%	$828,027	19%

Gross revenues increased approximately $999,000 from approximately $4,788,000 for the year ended December 31, 2003 to approximately $5,787,000 for the year ended December 31, 2004. Such increase is due to our release of an enhanced version of Membership Plus®, during the first quarter of 2004 and an enhanced version of QuickVerse®, during the fourth quarter of 2004. However, delays in duplication, packaging and distribution caused our QuickVerse® 2005 to begin shipping in early-December 2004, long after the holiday season had been underway. Due to these delays, we believe we experienced reduced revenues of approximately $500,000 for the year ended December 31, 2004. In addition to the QuickVerse® and Membership Plus® releases, there were several other new product releases in the year 2004 such as an enhanced version of our QuickVerse® PDA. However, the retail value of the products ranged from $9.95 to $59.95 compared to $99.95 to $349.95 for the QuickVerse® and Membership Plus® titles. During the year 2003, we only had one major product release, QuickVerse® 8.0, which shipped in late December 2003. During the years of 2003 and 2004, our sales efforts were focused on targeting end-users through telemarketing and Internet sales. These efforts resulted in more consistent sales during the two years. Sales into the retail market (both CBA and secular) continue to increase; however, they are not back to the levels of 1999 and 2000.

Sales returns and allowances increased approximately $171,000 from approximately $397,000 for the year ended December 31, 2003 to approximately $568,000 for the year ended December 31, 2004 and increased as a percentage of gross sales from approximately 8% for the year ended December 31, 2003 to approximately 10% for the year ended December 31, 2004. The increase in sales returns and allowances as a percentage is attributable to our release of enhanced versions of QuickVerse® and Membership Plus® in late December of 2003 and January of 2004, respectively. The release of these two enhanced products resulted in an increased quantity of sales returns and allowances of prior versions as distributors and stores made shelf space during the first quarter of 2004. Furthermore, the release of QuickVerse® 8.0 in late December of 2003 was the only enhancement to the product within a three year timeframe. We released QuickVerse® 2005 earlier in the fourth quarter of 2004 with only an eleven month difference from the last enhancement. Due to the earlier release, we anticipated stores would have more time to return the previous version of QuickVerse® than compared to a year ago. Product returns during the other quarters were consistent. We anticipate the sales return and allowances as a percentage to decrease due to our focused sales efforts to the end-users and our decreased presence in the retail market, because incidents of return are lower for sales direct to the end-user than sales into the retail stores.
        Cost of Sales
Cost of Sales for Twelve Months Ended December 31	2004	% to Gross Sales	2003	% to Gross Sales	Change	%
Direct costs	$579,946	10%	$539,595	11%	$40,351	7%
Amortization of software development costs	575,480	10%	355,283	7%	220,197	62%
Royalties	417,604	7%	264,050	6%	153,554	58%
Freight-out	172,634	3%	125,680	3%	46,954	37%
Cost of sales	$1,745,664	30%	$1,284,608	27%	$461,056	36%
Cost of sales consists primarily of royalties to third-party intellectual property content providers, the direct costs and manufacturing overhead required to reproduce, package and ship the software products, the amortized software development costs and the cost to provide free technical support to our customers. The direct costs and manufacturing overhead increased from 18.7% of gross revenues in 2003 to 20.0% of gross revenues in 2004. The increase resulted directly from amortization of software development costs. The amortization recognized during the twelve months ended December 31, 2003 resulted from several new software releases in 2003 including the then newly released QuickVerse® 8.0. However, the shorter timeframe between our product upgrades during the year of 2004 led to an increased amount of amortization recognized. During the twelve months ended December 31, 2004 we continued to amortize the costs associated with QuickVerse® 8.0 along with the newly released Membership Plus® 8.0, the updated release of QuickVerse® PDA 2005 and the release of QuickVerse® 2005. Furthermore, the direct costs and manufacturing overhead include the non-recurring write downs of obsolete inventory as well as the estimated cost of providing free technical support to our customers. The direct costs and manufacturing overhead percentage is expected to continue at the 2004 levels as working capital remains more consistent and as more development projects are implemented in a shortened timeframe.
Royalties to third-party intellectual property content providers also increased from 5.5% of gross revenues in 2003 to 7.2% of gross revenues in 2004. The increase of royalties reflects the release of the QuickVerse® 8.0 editions in late December 2003 and the release of QuickVerse® 2005 editions in early December 2004. Furthermore, we sold some of the older QuickVerse® versions to liquidators at a reduced price throughout the year but had no such sales during the year ended 2003. During the year ended 2004, we also renegotiated several royalty contracts which resulted in some cases in a higher royalty rate along with access to more content. The royalty rate as a percentage of gross sales is expected to increase in the future as the new QuickVerse® 2005 is released into the retail market and sales to new users are expected to increase significantly. However, upgrade sales will continue to be subject to royalties only on content additions of the upgraded version.

Software development costs are expensed as incurred as research and development until technological feasibility and marketability has been established, at which time development costs are capitalized until the software title is available for general release to customers. Software development is segregated by title and technology platform. Once a product has been successfully released, subsequent revisions and upgrades are considered development and the costs of the revision and upgrade are capitalized. Capitalized costs are amortized on a product-by-product basis using the greater of straight-line amortization over the estimated life of the product or on the ratio of current revenues from the product to the total projected revenue over the life of the product. Generally, we consider technological feasibility to have been established with the release of a beta version for testing. Software development costs are summarized in the table below. The software development costs, consisting primarily of direct and indirect labor and related overhead charges, capitalized during the twelve months ended December 31, 2003 and 2004 were approximately $659,000 and approximately $692,000, respectively. Accumulated amortization of these development costs included in cost of sales totaled approximately $355,000 and approximately $575,000 for the twelve months ended December 31, 2003 and 2004, respectively. The increase in both the capitalization and amortization is a direct result of the increase in the number of development projects.
	Twelve Months Ended
	December 31,
	2004	2003
Beginning balance	$584,706	$280,502
Capitalized	692,063	659,487
Amortized (cost of sales)	575,480	355,283
Ending balance	$701,289	$584,706
Research and development expense (General and administrative)	$64,653	$128,159

        Sales, General and Administrative
Sales, General and Administrative Costs for Twelve Months Ended December 31	2004	% to Gross Sales	2003	% to Gross Sales	Change	%
Selected expenses:
Commissions	$814,623	14%	$570,381	12%	$244,242	43%
Fulfillment	74,889	1%	43,376	1%	31,513	73%
Advertising and direct marketing	393,964	7%	194,169	4%	199,795	103%
Marketing and customer service	10,900	0%	5,511	0%	5,389	98%
Research and development	64,653	1%	128,159	3%	(63,506)	-50%
Personnel costs	1,310,506	23%	986,165	21%	324,341	33%
Legal	71,003	1%	77,037	2%	(6,034)	-8%
Rent	75,555	1%	51,039	1%	24,516	48%
Telecommunications	149,443	3%	79,558	2%	69,885	88%
Corporate services	94,000	2%	-	0%	94,000	-
Interest	42,007	1%	87,144	2%	(45,137)	-52%

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
Personnel costs increased approximately $325,000 from approximately $986,000 for the twelve months ended December 31, 2003 to approximately $1,311,000 for the twelve months ended December 31, 2004. This increase is primarily from the increase in our sales and marketing team and technical support staff and the associated health care costs. We also recognized approximately $14,000 of expense related to 635,000 restricted shares of common stock issued to employees and approximately $67,000 in expense for upper management year-end bonus accrual. Furthermore, the capitalization of direct and indirect labor and related overhead charges as software development costs and the cost of providing free technical support to our customers (see “Cost of Sales” above) decreased by approximately $23,000 from approximately $557,000 for the twelve months ended December 31, 2003 to approximately $534,000 for the twelve months ended December 31, 2004. This decrease is due to the shortened development time period for the new development projects that began during the year 2004. It is anticipated that personnel costs will continue to increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the direct marketing staff. In addition, interest and penalty fees related to back payroll taxes increased approximately $95,000 for the twelve months ended December 31, 2004.

Direct legal costs increased approximately $38,000 for the twelve months ended December 31, 2004 as the disputes with TLC and Zondervan were finalized in March 2004. However, approximately $44,000 of legal costs were related to the stock offering costs incurred in July 2004 and the related preparation of a 14C information statement and SB-2 registration statement; and therefore was recorded as a reduction to additional paid-in capital. It is anticipated that legal costs will increase as we hold our first annual meeting of stockholders later this year and pursue our business plan for growth by acquiring companies and software title properties that are synergistic with our current product line and customer base. Rent expense increased approximately $25,000 as we opened a new product development facility located in Naperville, IL. The increase is also attributed to the capitalization of related overhead charges as software development costs. See “Cost of Sales” above. Telecommunications costs increased approximately $70,000 as the call volume increased in technical support and customer service due to the release of the three major product upgrades beginning late December 2003 through December 2004. Corporate service fees increased approximately $94,000 for the twelve months ended December 31, 2004. These fees are related to the recent hire of an outside consultant, the expense for an issuance of a warrant to purchase 600,000 shares of common stock allocated over the term of the consulting contract, and the expense for a previous issuance of a warrant to purchase 250,000 shares of common stock.

        Nonrecurring Items
We wrote-off distinctly different categories of obsolete inventory with a carried cost totaling approximately $61,000 during the twelve months ended December 31, 2003 and approximately $32,000 during the twelve months ended December 31, 2004. The 2004 inventory write-off was a direct result of the March 2004 settlement with Zondervan, which forced us to destroy inventory that was not technologically obsolete but had been produced for resale prior to our receiving notice to cease and desist selling Zondervan content. These have been recognized in cost of sales.

During the year ended December 31, 2003, we recorded an adjustment to the balance of accrued royalties as of December 31, 2002 in the amount of approximately $584,000. This adjustment resulted from an internal audit of the royalty calculations as affected by the June 30, 2001 bad debt provision totaling $2,391,000 related to net balances owed to us by TLC. The royalty liabilities had been accrued based on our sales to TLC as originally reported. This has been recognized as an expense recovery and included in operating expenses.

During the year ended December 31, 2004, we incurred approximately $155,000 in expenses related to a settlement agreement with an institutional private equity investor for early termination of the agreement. As part of a settlement agreement, we issued 295,692 shares of common stock and paid a cash lump sum of $125,000. The shares were valued at $0.10 per share. This has been treated as expenses incurred in a withdrawn public offering.

During the year ended December 31, 2003, we reclassified as other income - nonrecurring items proceeds totaling $650,000, and the corresponding accrued interest payable totaling approximately $217,000, that were previously recorded as an unsecured note payable. The determination to reclassify the obligation was made on the basis of the combined facts that (i) the obligation exists, if at all, solely pursuant to an oral loan agreement made over three years ago in the State of North Carolina with a representative of the party to whom the obligation was believed to have been owed, (ii) no party has ever made any demand for repayment thereof despite the fact that no payments have ever been made on the obligation, (iii) the party believed to be owed the obligation, upon inquiry, claims no record of any such obligation, and (iv) the State of North Carolina Statute of Limitations applicable to oral agreements, believed to govern the continued enforceability of the obligation, has expired.
        Rebate Reserve Adjustment
During the year ended December 31, 2004 we adjusted the reserve for rebates by approximately $266,000 in order to more properly reflect open rebate programs and the estimated balance of each that management expects to pay. The remaining reserve balance was estimated based on historical response rates.
        Amortization
Amortization of the 1999 license decreased approximately $29,000 from approximately $45,000 for the twelve months ended December 31, 2003 to approximately $16,000 for the twelve months ended December 31, 2004. Upon final settlement in October of 2003, the term of that license agreement was effectively extended indefinitely. This effectively changed the substance from an amortizable intangible asset with a finite useful life to an unamortizable intangible asset with an indefinite useful life. Amortization expense, determined using the straight-line method, was calculated through the settlement date of October 20, 2003. Amortization expense for 2004 reflects the launch of our new website during the second quarter.
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

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. At December 31, 2003, management established the valuation allowance equal to the total deferred tax assets due to the uncertainty about our ability to continue as a going concern. At December 31, 2004, management adjusted the amount of valuation allowance based on the assessment that we will continue as a going concern and will produce sufficient income in the future to realize our net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the 1999 license. We currently have net operating loss carryforwards, for income tax purposes, of approximately $7,648,000. The carryforwards are the result of income tax losses generated in 2000 ($2,480,000 expiring in 2020) and 2001 ($5,168,000 expiring in 2021). We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $450,000 to fully utilize the current loss carryforwards. We believe this is achievable through careful expense management and continued introduction of new products and enhanced versions of our existing products.
Although there can be no assurance, management expects the deductible temporary differences (reserves) to reverse sometime beyond the next fiscal year.

        Extraordinary Item
During the year ended December 31, 2004, we recognized approximately a $1,000,000 gain from extinguishment of debt which is classified as an extraordinary item. The extinguishment of debt is a direct result from one-time settling arrangements with various vendors and content providers for lump-sum payments ranging from approximately 17% to approximately 60% of balances owed at the time. Vendors who were offered the settlement had previously provided services and/or goods to us, and the content providers were owed royalties from us. Income taxes allocated and subtracted from the total gain were approximately $401,000, or approximately 40%. We do not anticipate this to be a recurring event in the future. Below is a list of the vendors and content providers who we settled with:

•	American Bible Society (content provider)
•	David Epstein (content provider)
•	Depository Trust Company (corporate services)
•	Explorer’s Bible Study (content provider)
•	Genesis Marketing Group (sales services)
•	Historical Exegetical Electronic Publishing (content provider)
•	Innovative Church Marketing Group (advertising services)
•	Interactive Pictures Corporation (content provider)
•	InterVarsity Press (content provider)
•	Ivy Hill/Warner Media Services (manufacturing services)
•	Lernout & Hauspie Speech Products (content provider)
•	MicroBytes, Inc. (CD duplication services)
•	Moody Publishers (content provider)
•	National Council of the Churches of Christ in the United States of America (content provider)
•	NavPress Publishing Group (content provider)
•	Oxford University Press (content provider)
•	Pillsbury, Madison & Sutro LLP (legal services)
•	Rutledge Hill Press (content provider)
•	Sonopress (manufacturing services)
•	Standard Publishing (content provider)
•	The Lockman Foundation (content provider)
•	World Publishing (content provider)

    LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had $1,551,447 in current assets, $1,383,146 in current liabilities and a retained deficit of $5,631,787. We had a net loss before income taxes of $134,455 for the year ended December 31, 2004. However, operating expenses for 2004 included approximately $149,000 in non-cash expenses related to shares of common stock and warrants issued for services and approximately $30,000 in non-cash expenses related to shares of common stock issued in a settlement agreement. See “Results Of Operations” above.

Cash Flows for Twelve Months Ended December 31	2004	2003	Change
Cash flows provided (used) by operating activities	$(643,668)	$882,221	$(1,525,889)
Cash flows (used) by investing activities	$(741,603)	$(714,103)	$(27,500)
Cash flows provided (used) by financing activities	$1,690,291	$(64,747)	$1,755,038
Net cash provided by operating activities was approximately $882,000 for the year ended December 31, 2003 and net cash used by operating activities was approximately $644,000 for the year ended December 31, 2004. The increase in cash used was primarily due to an increase in the amounts paid to suppliers and employees which would include all royalty payments to our content providers.
Net cash used in investing activities was approximately $714,000 and $742,000 for the years ended December 31, 2003 and 2004, respectively. The increase in cash used for investing activities results from capitalizing costs associated with software development and upgrading our internal computer equipment and software in order to increase our operating efficiency capabilities.

Net cash used by financing activities was approximately $65,000 for the year ended December 31, 2003 and net cash provided by financing activities was approximately $1,690,000 for the year ended December 31, 2004. Cash used by financing activities reflects final settlement on our accounts receivable line of credit, payments made on debt obligations, and stock offering costs associated with private placement equity financing. Cash provided by financing activities reflects proceeds from issuance of stock and promissory notes.

On March 19, 2001, we entered into an Accounts Receivable Financing Agreement with Alliance Financial Capital, Inc. Pursuant to this agreement, Alliance agrees to purchase selected accounts receivable on a discounted basis, including, without limitation, full power to collect, compromise, sue for, assign, or in any manner enforce collection thereof. The agreement provides for advances of 60% toward the purchase of the invoices with a credit line of $250,000. The terms call for 40% to be held in a reserve account from the collection of each invoice. Invoices not paid by the customer within 90 days of shipment are required to be repurchased by us out of the reserve account. The agreement carries a 12 month term with a minimum monthly fee equal to one half of one percent (.5%). The term renews automatically every 12-months unless a written request for termination is received by Alliance at least 30 days before the renewal date. During the twelve months ended December 31, 2004, we transferred accounts receivable totaling $300,966 to Alliance for cash advances of $180,580. As accounts are paid, the collected funds (less the amount advanced and appropriate fees) are disbursed to us. The transfer agreement includes a repurchase requirement and, accordingly, the proceeds were accounted for as a secured borrowing. At December 31, 2004, the balance of receivables transferred and included in trade receivables was $0. The remaining secured borrowing balance included in accrued expenses was $0. On July 20, 2004, we terminated the Accounts Receivable Financing Agreement with Alliance.

On July 19, 2004, we completed an equity financing in the amount of $1,750,000 through a private placement with Barron Partners. Under the terms of the agreement, Barron purchased 21,875,000 restricted shares of common stock at a price of $0.08 per share. In addition, according to the terms of the agreement, Barron received two warrants to purchase common stock. The first warrant entitles the holder to purchase up to 10,937,500 shares of common stock at a price of $0.18 per share and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of common stock at a price of $0.60 per share. The original terms of the agreement called for the exercise price associated with each of the warrants to be subject to downward adjustment based on the occurrence or non-occurrence of certain events. An amendment to the Barron Partners, LP Stock Purchase Agreement was entered into on September 30, 2004 which removed these provisions. See Exhibits 10.10, 10.11, 10.12 and 10.13.
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

We were in arrears with the Internal Revenue Service for back payroll taxes and had been paying the payroll taxes in monthly installments previously approved by the Internal Revenue Service. Subsequent to the financing received in July of 2004, we paid all back payroll taxes that were due to the Internal Revenue Service.

In July 2004, we made the final payment to Zondervan for $100,000 plus 5% simple interest. This payment completed all of our obligations that were previously outlined in the settlement with The Zondervan Corporation and TLC dated October 2003. See Note 18 - Commitments and Contingencies. In addition, according to the settlement agreement, the term of the 1999 license which has been effectively extended indefinitely.
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
Our ability to fund working capital and anticipated capital expenditures will depend on our future performance, which is subject to general economic conditions, our customers, actions of our competitors and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon (i) the extent and availability of bank and other credit facilities, (ii) our ability to access external sources of financing, and (iii) our ability to effectively manage our expenses in relation to revenues. We believe that the net proceeds received from our 2004 sales of common stock, warrants and convertible promissory notes, together with future cash flow from operations, and funds from external sources of credit-based debt financing, will be adequate to meet our anticipated liquidity requirements over the next twelve months and will provide additional capital for potential acquisitions. Given our initiative towards rapid revenue growth, there can be no assurance, however, that our operations and access to external sources of financing will continue to provide resources sufficient to satisfy our liabilities arising in the ordinary course of business.

Our accumulated deficit makes it harder for us to borrow funds.

As of March 31, 2005, and as a result of historical losses in prior years, our accumulated deficit was $5,470,184. The fact that we maintain an accumulated deficit, as well as the extent of our accumulated deficit relative to recent earnings, negatively affects our ability to borrow funds because lenders generally view an accumulated deficit as a negative factor in evaluating creditworthiness. Any inability on our part to borrow funds if and when required, or any reduction in the favorability of the terms upon which we are able to borrow funds if and when required, including amount, applicable interest rate and collateralization, would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.
    RISKS ASSOCIATED WITH OUR BUSINESS AND INDUSTRY

We face serious competition in our business segment.
The market for our products is rapidly evolving and intensely competitive as new consumer software products and platforms are regularly introduced. Competition in the consumer software industry is based primarily upon:

•	brand name recognition;
•	availability of financial resources;
•	the quality of titles;
•	reviews received for a title from independent reviewers who publish reviews in magazines, Websites, newspapers and other industry publications;
•	publisher’s access to retail shelf space;
•	the price of each title; and
•	the number of titles then available.

We face competition from other software publishers, all of which generally sell through the same combination of channels that we do, including chain store, secular, CBA, direct and online sales. Specifically, we currently compete with Logos Research Systems, Inc., Biblesoft, Inc., Thomas Nelson, Inc., WordSearch Bible Publishers and The Zondervan Corporation, among others.

To remain competitive in our market segment we rely heavily upon our product quality, marketing and sales abilities, proprietary technology and product development capability. However, some of our competitors have longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources than we do. Due to these greater resources, certain of our competitors have the ability to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors and pay more to third-party software developers than we can. Only a small percentage of titles introduced into the software market achieve any degree of sustained market acceptance. If our titles, including special editions, are not successful, our business, our financial condition, including liquidity and profitability, and our results of operations will be negatively impacted. Moreover, we believe that competition from new entrants will increase as the market for faith-based products and services continues to expand.

We depend on only two titles for the overwhelming majority of our revenue.

In fiscal year 2004, approximately 91% of our total revenue was derived from two software titles; QuickVerse®, comprising 63% of total revenue, and Membership Plus®, comprising 28% of total revenue. We expect that a very limited number of popular products will continue to produce a disproportionately large amount of our revenue for the foreseeable future. Due to this dependence on a limited number of titles, the failure of one or more titles or title versions to achieve anticipated results would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

We have experienced, and may continue to experience, reduced revenues and fluctuations in our quarterly operating results due to delays in the introduction and distribution of our products.

A significant portion of our revenue for any given quarter is generated by the sale of new titles and title versions introduced during that quarter or shipped in the immediately preceding quarter. Our inability to timely begin volume shipments of a new title or title version in accordance with our internal development schedule, as has repeatedly been the case in the past, will cause earnings fluctuations and will negatively impact our business, our financial condition, including liquidity and profitability, and our results of operations. Timely introduction of a new title or title version is largely contingent upon the timing of a variety of other factors. Included amongst these are development processes themselves, debugging, approval by third-party content licensors and duplication and packaging processes. Furthermore, the complexity of next-generation systems (such as PDA) has resulted in longer development cycles, higher development expenditures and the need to more carefully monitor and plan development processes associated with these products.

We cannot be certain that we will be able to meet planned release dates for some or all of our new titles or title versions. In the past, we have experienced significant delays in our introduction of some new titles and title versions. For instance, delays in duplication, packaging and distribution caused our QuickVerse® 2005 to begin shipping in early-December 2004, long after the holiday season had been underway. As a result, we experienced fewer sales than we might otherwise have had the product been available before the holiday selling season began, which we believe had a material adverse effect on our results of operations for the 2004 fourth quarter. It is likely in the future that delays will continue to occur and that some new title or title versions will not be released in accordance with our internal development schedule or the expectations of public market analysts and investors, having a negative impact on our business, our financial condition, including liquidity and profitability, and our results of operations in that period.

We have experienced, and may continue to experience, reduced revenues and fluctuations in our quarterly operating results due to the limited life cycle of our products.

The average life cycle of a new title ranges anywhere from a few years to indefinitely, and the average life cycle of a new title version ranges anywhere from twelve to upwards of eighteen months. The majority of sales for a new title or title version occur within the first thirty to one hundred and twenty days following release and net revenue associated with the initial introduction generally constitutes a high percentage of the total net revenue over the life of the title or title version. Factors such as competition, market acceptance, seasonality and technological, developmental and/or promotional expenses associated with a title or title version can shorten the life cycle of older titles and title versions and increase the importance of our ability to regularly release new titles and title versions. Consequently, if net revenue in a given period is below expectation, our business, our financial condition, including liquidity and profitability, and our results of operations in that period are likely to be negatively affected, as has repeatedly occurred in the past.

Product returns, price protections or concessions that exceed our anticipated reserves could result in worse than expected operating results.

At the time we ship our products we establish reserves, including reserves that estimate the potential for future product returns and price concessions. In the past, particularly during title version transitions, we have had to increase price concessions to our wholesale retail customers. If consumer demand for a specific title or title version falls below expectations or significantly declines below previous rates of retail sell-through, then a price concession or credit may be requested by our wholesale retail customers to spur further retail channel sell-through. Coupled with more competitive pricing, if product returns, price protections or price concessions exceed our reserves the magnitude of quarterly fluctuations will increase and our operating and financial results will be negatively impacted. Furthermore, if we incorrectly assess the creditworthiness of any one of our wholesale customers who take delivery of our products on credit, we could be required to significantly increase reserves previously established.

Typically we experience the highest reserves at the end of the first quarter and fourth quarter and the lowest at the end of the third quarter. Historically, actual returns have been within management’s prior estimates, however, we cannot be certain that any future write-offs exceeding reserves will not occur or that amounts written off will not have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.
Errors or defects in our software products may cause a loss of market acceptance and result in fewer sales of our products.
Our products are complex and may contain undetected errors or defects when first introduced or as new versions are released. In the past, we have discovered software errors in some of our new products and enhancements after their introduction into the market. Because our products are complex, we anticipate that software errors and defects will be present in new products or releases in the future. To date we have not discovered any material errors, however, future errors and defects could result in adverse product reviews and a loss of, or delay in, market acceptance of our products.
We may not have available funds to develop products that consumers want.
The Bible-study, inspirational content and organizational management software markets are subject to rapid technological developments. Although the life of most of our titles may be quite long, the life of any given version tends to be relatively short, in many cases less than three years. To develop products that consumers, church and other faith-based organizations desire, we must continually improve and enhance our existing products and technologies and develop new products and technologies that incorporate these technological developments. Our inability to do this would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

We focus our development and publishing activities principally on new versions of our existing titles. We cannot, however, be certain that we will have the financial and technical resources available to continue to develop these new title versions particularly since we must undertake these initiatives while remaining competitive in terms of performance and price. This will require substantial investments in research and development, often times well in advance of the widespread release of a product into the market and any revenues these products may generate.

Our cash outlays for product development for the fiscal year ended December 31, 2004 were higher than the fiscal year ended December 31, 2003. Our product development cash outlays may increase in the future as a result of the higher costs associated with releasing more software titles or new title versions across multiple user interface platforms, and the complexity of developing such titles and title versions for next-generation systems, among other reasons. We anticipate that our profitability will continue to be impacted by the levels of research and development expenditures relative to revenue and by fluctuations relating to the timing of development in anticipation of future user interface platforms.

The loss of any of our key executives could have a material adverse effect on our business.

Our success depends to a large degree upon the skills of our three key executives, Steven Malone, Kirk R. Rowland and William Terrill. We presently do not maintain key person life insurance on any of our three key executives. Although we have employment agreements with each of our three key executives, there can be no assurance that we will be able to retain our existing key personnel or attract and retain additional key personnel. The loss of any one of our three key executives would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

The successful development of our products depends on our ability to attract, integrate, motivate and retain highly skilled personnel.

Our success depends to a large extent on our ability to attract, hire and retain skilled software developers, programmers and other highly skilled technical personnel. The software industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with programming, technical and product development skills. We may not be able to attract and retain skilled personnel or may incur significant costs in order to do so. If we are unable to attract additional qualified employees or retain the services of key personnel, our business, our financial condition, including liquidity and profitability, and our results of operations could be negatively impacted.

Our intellectual property may not be adequately protected from unauthorized use by others, which could increase our litigation costs and adversely affect our sales.

Our copyrighted software content and the brand recognition associated with our related product trademarks are the most important assets that we possess in our ability to generate revenues and profits, and we rely very significantly on these intellectual property assets in being able to effectively compete in our market. Approximately 97% of our revenues in 2004 were derived from the publishing and sales of software titles (i) the source code copyrights through 1999 and registered product trademarks of which we license on a partially exclusive basis through a single license agreement from a third-party, and (ii) the source code and other improvements since 1999 of which we own the (unregistered) copyrights exclusively. There can be no assurance that our intellectual property rights in this regard will provide meaningful protection from unauthorized use by others, which could result in an increase in competing products and a reduction in our own sales. If we must pursue litigation in the future to enforce or otherwise protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely have to make substantial expenditures and divert valuable resources in any case. We may not have adequate remedies if our proprietary content is appropriated.
If our products infringe any proprietary rights of others, a lawsuit may be brought against us that could require us to pay large legal expenses and judgments and redesign or discontinue selling one or more of our products.
We are not aware of any circumstances under which our products infringe upon any valid existing proprietary rights of third parties. Any infringement claims, however, whether or not meritorious, could result in costly litigation or require us to enter into royalty or licensing agreements. If we are found to have infringed the proprietary rights of others, we could be required to pay damages, redesign the products or discontinue their sale. Any of these outcomes, individually or collectively, could have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

New Internet access devices may change the way information is displayed requiring us to change our products.

Recent increases in the use of Internet devices to access inspirational content and the continued development of Internet devices as a medium for the delivery of network-based information, content, and services may require us to change our products. Our success depends on our ability to understand the method upon which our search engines operate and our ability to service new and emerging devices to access the Internet, such as browser phones, personal digital assistants, and other wireless devices. To the extent these new Internet access devices change the way that information is displayed to the end-user or causes a change in the medium that is searched, we may be required to revise the methodology of our products. We cannot predict the impact that new devices will have on our services across the entire spectrum of developing technologies, and any required product adaptations may result in loss of revenue and goodwill, increased expenses, and reduced operating margins.

Revenue varies due to the seasonal nature of consumer software purchases.

Our business is highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating only about 33% of our annual sales. The seasonal pattern is due primarily to the increased consumer demand for software during the year-end holiday selling season and the reduced demand for software during the summer months. Our earnings vary significantly and are materially affected by releases of popular titles and title versions and, accordingly, may not necessarily reflect the seasonal patterns of the industry as a whole. We expect that operating results will continue to fluctuate seasonally in the future.
    RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK
We face serious financial penalties for any continuing failure to meet our registration obligations to Barron Partners, LP.

On July 19, 2004, we entered into a certain Stock Purchase Agreement pursuant to which we agreed to issue and sell 21,875,000 restricted shares of our common stock, and warrants to purchase another 21,875,000 shares of our common stock, to Barron Partners, LP, a New York based institutional investor. As part of the financing transaction, we also entered into a certain Registration Rights Agreement with Barron Partners, LP pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under the warrants. On November 22, 2004, we filed a registration statement on Form SB-2 covering the shares issued to Barron Partners, as well as the shares underlying the warrants issued to Barron Partners. Under the terms of the Registration Rights Agreement, as amended, we had until April 22, 2005 to cause such registration statement to be declared effective by the SEC. In accordance with the terms of the Registration Rights Agreement, any delays in meeting this obligation subject us to liability to Barron Partners, LP in an amount equal to $1,726 per day for the duration of any such delay.

As of the date of this filing, the registration statement filed on November 22, 2004 had not yet been declared effective. Pursuant to an agreement reached with Barron Partners in relation to the associated accruing penalties, we have agreed to pay Barron Partners an amount in cash equal to $100,000 in two equal installments of $50,000 between April 22, 2005 and May 22, 2005, which amounts have been paid, with no additional penalty obligations accruing until June 21, 2005. Although there can be no assurance, management is hopeful that we will be able to cause the registration statement to be declared effective by June 21, 2005. If we are unsuccessful in causing the registration statement to be declared effective by the SEC by June 21, 2005, however, and depending on how long any such delay in causing effectiveness to be declared by the SEC continues thereafter, it is likely to have a very material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

Up to 47,491,666 shares of our common stock are likely to become eligible for public sale as a result of a resale registration statement filing which is likely to depress our stock price.

As of the date of filing of this annual report with the SEC on Form 10-KSB/A, we also have a registration statement filed with the SEC on Form SB-2 which, once declared effective by the SEC, will cause to be eligible for immediate resale on the public market 24,341,666 shares of our common stock and an additional 23,150,000 shares of our common stock underlying warrants (the resale offering of which shall only be made by means of a separate prospectus). As a percentage of our total outstanding common stock, this represents 66.2%. If a significant number of shares are offered for sale simultaneously, which is likely to occur, it would have a depressive effect on the trading price of our common stock on the public market. Any such depressive effect may encourage short positions and short sales, which could place further downward pressure on the price of our common stock. Moreover, all of the shares sold in the offering will be freely transferable thereafter without restriction or further registration under the Securities Act (except for any shares purchased by our “affiliates”, as defined in Rule 144 of the Securities Act), which could place even further downward pressure on the price of our common stock. Furthermore, should a simultaneous sell-off occur, and due to the thinly-traded market for our common stock, stockholders may have difficulty selling shares of our common stock, at or above the price paid, at a fair market value or even at all.

Unless an active trading market develops for our common stock, you may not be able to sell your shares.
We are a reporting company and our common stock is listed on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.), however, there is no active trading market for our common stock. There can be no assurance that an active trading market will ever develop for our common stock or, if it does develop, that it will be maintained. Failure to develop or maintain an active trading market will have a generally negative effect on the price of our common stock, and you may be unable to sell your shares or any attempted sale of such shares may have the effect of lowering the market price, and therefore your investment could be a complete or partial loss.
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

Our common stock is considered a “penny stock”, which generally is a stock trading under $5.00 and not registered on national securities exchanges or quoted on the Nasdaq National Market. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. This regulation generally has the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares. Prior to a transaction in a penny stock, a broker-dealer is required to:

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
The volatility of our common stock is illustrated by reference to the fact that, during fiscal year 2004, our trading price fluctuated from a low of $0.018 to a high of $0.40 per share.

The stock market has recently experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted above, our shares are currently traded on the OTC Bulletin Board and, further, are subject to the penny stock regulation. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

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
Because we have very limited cash resources and a substantial accumulated deficit relative to recent earnings, we have not declared or paid any dividends on our common stock since our inception and we do not anticipate declaring or paying any dividends on our common stock in the foreseeable future. Rather, we intend to retain earnings, if any, for the continued operation and expansion of our business. It is unlikely, therefore, that holders of our common stock will have an opportunity to profit from anything other than potential appreciation in the value of our common stock held by them. If you require dividend income, you should not rely on an investment in our common stock.
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

The even number of members on each of our board of directors, audit committee and compensation committee could result in a stalemate on important company matters.

The fact that we currently have four members on our board of directors, and two members on each of our board of directors’ audit and compensation committees, could result in a tie vote on company matters, including those involving highly material corporate governance issues. Moreover, we do not currently have any duly adopted resolution procedures in place that would provide a means for resolving any stalemate that might occur in this regard. Although we are currently in the process of considering potential alternative procedures in order to be prepared for having to face such a potential situation, our current lack of any such procedure could result in our inability to be able to act under circumstances in which the failure to act or any delay in acting could have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.
We have relied on the private placement exemption to raise substantial amounts of capital and could suffer substantial losses if that exemption is determined not to have been properly relied upon.
We have raised substantial amounts of capital in private placements from time to time. The securities offered in such private placements were not registered with the SEC or any state agency in reliance upon exemptions from such registration requirements. Qualification under some such exemptions involves a degree of uncertainty and if we inadvertently failed to comply with the requirements of any of such exemptive provisions, investors would have the right to rescind their purchase of our securities or otherwise sue for damages. If one or more investors were to successfully seek such rescission or institute any such suit, we could face severe financial demands that could materially and adversely affect our financial position.

There may exist a potential conflict of interest between us and each of our former and current counsel.

In the past we have issued, and we may continue in the future to issue, warrants to purchase our common stock as equity compensation for legal and other services rendered in connection with the preparation of our securities filings. Specifically, we have issued warrants to the law firm of Membrado & Montell, LLP, and to Michael M. Membrado, our corporate counsel. Due to these issuances, there exists the potential for a conflict of interest between us and each of our current and former counsel insofar as the recipients may have been or may be motivated by personal interests that are not necessarily aligned with our own.

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
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Findex.com, Inc. as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended in conformity with U.S. Generally Accepted Accounting Principles.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
February 18, 2005

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$341,359	$36,339
Accounts receivable, trade (Note 2)	566,819	365,803
Inventories (Note 3)	234,000	272,600
Deferred income taxes, net (Note 8)	300,191	-
Other current assets	109,078	21,920
Total current assets	1,551,447	696,662
Property and equipment, net (Note 4)	131,019	65,603
Software license (Note 5)	2,513,158	2,513,158
Capitalized software development costs, net (Note 1)	701,289	584,706
Deferred income taxes, net (Note 8)	253,968	-
Restricted cash	50,354	105,683
Other assets	94,101	63,818
Total assets	$5,295,336	$4,029,630

Liabilities and stockholders’ equity
Current liabilities:
Notes payable (Note 6)	$-	$89,999
Current maturities of long-term debt (Note 7)	35,495	126,876
Accrued royalties	287,514	1,499,006
Accounts payable, trade	621,804	989,354
Accrued payroll	209,984	216,767
Reserve for sales returns	100,180	57,572
Rebates payable	29,561	357,451
Payroll taxes payable	8,235	221,600
Other current liabilities	90,373	89,554
Total current liabilities	1,383,146	3,648,179
Long-term debt (Note 7)	42,972	73,764
Deferred income taxes, net (Note 8)	253,968	1,051,327
Commitments and contingencies (Note 18)
Stockholders’ equity (Note 9):
Preferred stock, $.001 par value
5,000,000 shares authorized
Series A: -0- and 11,400 shares issued and outstanding, respectively	-	11
Series B: -0- and 40,000 shares issued and outstanding, respectively	-	40
Common stock, $.001 par value
120,000,000 and 50,000,000 shares authorized, respectively
48,619,855 and 21,011,438 shares issued and outstanding, respectively	48,620	21,011
Paid-in capital	9,198,417	7,080,629
Retained (deficit)	(5,631,787)	(7,845,331)
Total stockholders’ equity	3,615,250	(743,640)
Total liabilities and stockholders’ equity	$5,295,336	$4,029,630

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2004	2003

Revenues, net of reserves and allowances	$5,218,784	$4,390,757
Cost of sales (Note 10)	1,745,664	1,284,608
Gross profit	3,473,120	3,106,149
Operating expenses:
Sales and marketing	1,294,377	813,438
General and administrative	2,309,837	1,751,235
Nonrecurring items (Note 10 )	-	(583,628)
Rebate reserve adjustment (Note 11)	(266,301)	-
Bad debt expense	22,778	23,208
Amortization expense	16,343	45,157
Depreciation expense	44,478	43,224
Total operating expenses	3,421,512	2,092,634
Earnings from operations	51,608	1,013,515
Interest income	1,378	9,727
Other income	9,276	7,977
Nonrecurring items (Note 10 )	(154,569)	866,516
Gain (loss) on disposition of assets	(141)	(2,659)
Interest expense	(42,007)	(87,144)
Income (Loss) before income taxes	(134,455)	1,807,932
Provision for income taxes (Note 8)	1,750,908	33,567
Income before extraordinary item	1,616,453	1,841,499
Extraordinary item (Note 12) (less applicable income taxes of $400,874)	601,216	-
Net income	$2,217,669	$1,841,499

Basic earnings per share (Note 14):
Before extraordinary item	$0.05	$0.09
Extraordinary item	$0.02	$-
Net income	$0.06	$0.09

Diluted earnings per share (Note 14):
Before extraordinary item	$0.05	$0.08
Extraordinary item	$0.02	$-
Net income	$0.06	$0.08

Weighted average shares outstanding (Note 14):
Basic	34,520,754	20,411,438
Diluted	35,195,840	22,365,438

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Retained
	Preferred Stock		Common Stock		Paid-In	Earnings
	Series A	Series B	Shares	Amount	Capital	(Deficit)	Total

Balance as previously reported, December 31, 2002	$11	$40	19,811,438	$19,811	$7,029,079	$(9,785,777)	$(2,736,836)
Prior period adjustment (Note 13)	-	-	-	-	-	98,947	98,947
Balance, restated, December 31, 2002	$11	$40	19,811,438	$19,811	$7,029,079	$(9,686,830)	$(2,637,889)
Common stock issued for services	-	-	1,200,000	1,200	51,550	-	52,750
Net income, December 31, 2003	-	-	-	-	-	1,841,499	1,841,499
Balance, December 31, 2003	$11	$40	21,011,438	$21,011	$7,080,629	$(7,845,331)	$(743,640)
Common stock issued for services	-	-	2,774,105	2,774	100,445	-	103,219
Common stock warrants issued for services	-	-	-	-	75,715	-	75,715
Common stock cancelled	-	-	(48,387)	(48)	48	-	-
Preferred Series A common stock dividend	-	-	56,356	56	4,069	(4,125)	-
Conversion of preferred stock	(11)	(40)	484,677	485	(434)	-	-
Common stock issued in connection with
private placement, net of $51,047 of issuance costs	-	-	21,875,000	21,875	1,677,078	-	1,698,953
Conversion of notes payable	-	-	2,466,666	2,467	260,867	-	263,334
Net income, December 31, 2004	-	-	-	-	-	2,217,669	2,217,669
Balance, December 31, 2004	$-	$-	48,619,855	$48,620	$9,198,417	$(5,631,787)	$3,615,250

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2004	2003

Cash flows from operating activities:
Cash received from customers	$5,062,396	$4,228,649
Cash paid to suppliers and employees	(5,673,088)	(3,364,838)
Other operating receipts	9,276	7,977
Interest paid	(37,928)	(43,203)
Interest received	1,378	9,727
Income taxes (paid) refunded	(5,702)	43,909
Net cash provided (used) by operating activities	(643,668)	882,221
Cash flows from investing activities:
Acquisition of property, plant and equipment	(58,247)	(18,433)
Software development costs	(692,063)	(659,486)
Website development costs	(31,838)	(35,684)
Deposits refunded (paid)	40,545	(500)
Net cash (used) by investing activities	(741,603)	(714,103)
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	(20,935)	14,657
Payments made on long-term notes payable	(227,727)	(79,404)
Proceeds from convertible notes payable	240,000	-
Proceeds from issuance of stock	1,750,000	-
Stock offering costs paid	(51,047)	-
Net cash provided (used) by financing activities	1,690,291	(64,747
Net increase in cash and cash equivalents	305,020	103,371
Cash and cash equivalents, beginning of year	36,339	(67,032)
Cash and cash equivalents, end of year	$341,359	$36,339

Reconciliation of net income to cash flows from operating activities:
Net income	$2,217,669	$1,841,499
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Software development costs amortized	575,481	355,282
Stock and warrants issued for services	178,929	52,750
Rebate reserve adjustment	266,301	-
Provision for bad debts	22,778	23,208
Depreciation & amortization	60,821	88,381
Non-cash non-recurring item	-	(650,000)
Loss on disposal of property, plant and equipment	141	2,659
Extraordinary item	(1,002,090)	-
Change in assets and liabilities:
(Increase) in accounts receivable	(223,794)	(160,770)
Decrease in inventories	38,600	144,100
(Increase) decrease in refundable income taxes	(2,948)	43,909
(Increase) decrease in prepaid expenses	(84,211)	20,869
(Decrease) in accrued royalties	(324,360)	(631,607)
(Decrease) increase in accounts payable	(271,198)	81,793
(Decrease) in income taxes payable	(1,270)	-
Increase (decrease) in deferred taxes	(1,351,518)	(33,567)
(Decrease) in other liabilities	(742,999)	(296,285)
Net cash provided (used) by operating activities	$(643,668)	$882,221

See accompanying notes.

Findex.com, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

Findex.com, Inc. was incorporated under the laws of the State of Nevada on November 7, 1997, as EJH Entertainment, Inc. On December 4, 1997, we acquired EJH Entertainment, Inc., an Idaho corporation, in a stock-for-stock transaction. EJH Idaho was incorporated on June 21, 1968, as Alpine Silver, Inc. Alpine changed its name to The Linked Companies, Inc. on December 4, 1992. On September 9, 1996, The Linked Companies acquired Worldwide Entertainment, Inc., a Delaware corporation, in a stock-for-stock transaction and changed its name to Worldwide Entertainment, Inc. On June 27, 1997, Worldwide Entertainment changed its name to EJH Entertainment, Inc.

On April 30, 1999, we acquired Findex Acquisition Corporation, a Delaware corporation in a stock-for-stock transaction and the name of the company was changed to Findex.com, Inc. Findex Acquisition Corporation is a wholly-owned subsidiary without current business operations. It was incorporated on February 19, 1999 and acquired FinSource Ltd., a Delaware corporation in April 1999, in a stock-for-stock transaction. The mergers with Findex Acquisition Corporation and FinSource were treated as reorganization mergers with the accounting survivor being FinSource.

On March 7, 2000, we acquired Reagan Holdings, Inc., a Delaware corporation in a stock-for-stock transaction. Reagan was incorporated on July 27, 1999 and is a wholly-owned subsidiary without current business operations.

We are a retail, wholesale and Internet supplier of personal computer software products to business and religious organizations and individuals around the world. In July 1999, we completed an exclusive license agreement with Parsons Technology, Inc., a subsidiary of TLC Multimedia, Inc., formerly Mattel Corporation, for the Parsons Church Division of Mattel. In so doing, we obtained the right to market, sell and continue to develop several Bible study software products. We develop and publish church and Bible study software products designed to simplify biblical research and streamline church office tasks.
    ACCOUNTING METHOD
We recognize income and expenses on the accrual basis of accounting.
    PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries after eliminations.
    USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Significant estimates used in the consolidated financial statements include the estimates of (i) doubtful accounts, sales returns, price protection and rebates, (ii) provision for income taxes and realizability of the deferred tax assets, (iii) the life and realization of identifiable intangible assets, and (iv) provisions for obsolete inventory. The amounts we will ultimately incur or recover could differ materially from current estimates.

    CONCENTRATIONS
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents at well-known, quality financial institutions. We currently maintain our cash balances in one financial institution located in Omaha, Nebraska. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004, our uninsured cash balance totaled $268,380.

We sell a majority of our products to end-users through distributors, Christian bookstores, Internet and direct marketing efforts. Although we attempt to prudently manage and control accounts receivable and performs ongoing credit evaluations in the normal course of business, we generally require no collateral on our product sales. During the years ended December 31, 2004 and 2003, we had no major customers that individually accounted for 10% or more of the annual sales.
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

    ROYALTY AGREEMENTS
We have entered into certain agreements whereby it is obligated to pay royalties for content of software published. We generally pay royalties based on a percentage of sales on respective products or on a fee per unit sold basis. We expense software royalties as product costs during the period in which the related revenues are recorded.
    CASH AND CASH EQUIVALENTS
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
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

    INVENTORY

Inventory, including out on consignment, consists primarily of software media, manuals and related packaging materials and is recorded at the lower of cost or market value, determined on a first-in, first-out, and adjusted on a per-item, basis.

    PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Furniture, fixtures and computer equipment are depreciated over five years using the straight-line method. Software is depreciated over three years using the straight-line method. Expenditures for maintenance, repairs and other renewals of items are charged to expense when incurred.

    ACCOUNTING FOR LONG-LIVED ASSETS
We review property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of our carrying amount to future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Property and equipment to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
    INTANGIBLE ASSETS
In accordance with SFAS Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives.
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

SFAS 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $64,653 and $128,159 for the years ended December 31, 2004 and 2003, respectively.

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

We capitalize costs related to the development and maintenance of our Website in accordance with Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 00-2, Accounting for Website Development Costs. Under EITF Issue No. 00-2, costs expensed as incurred are as follows:

•	planning the Website,
•	developing the applications and infrastructure until technological feasibility is established,
•	developing graphics such as borders, background and text colors, fonts, frames, and buttons, and
•	operating the site such as training, administration and maintenance.

Capitalized costs include those incurred to:

•	obtain and register an Internet domain name,
•	develop or acquire software tools necessary for the development work,
•	develop or acquire software necessary for general Website operations,
•	develop or acquire code for web applications,
•	develop or acquire (and customize) database software and software to integrate applications such as corporate databases and accounting systems into web applications,
•	develop HTML web pages or templates,
•	install developed applications on the web server,
•	create initial hypertext links to other Websites or other locations within the Website, and
•	test the Website applications.

We amortize Website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative Website development costs, included in other assets on our consolidated balance sheets, were $86,500 and $54,662, less accumulated amortization of $18,795 and $2,452 at December 31, 2004 and 2003, respectively.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during 2004 or 2003 and maintain a reserve for rebate claims remaining unpaid from 2000.

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

        Shipping and Handling Costs

We record the amounts we charge our customers for the shipping and handling of our software products as product revenue and we record the related costs as cost of sales on our consolidated statements of operations.

        Customer Service and Technical Support

Customer service and technical support costs include the costs associated with performing order processing, answering customer inquiries by telephone and through Web sites, e-mail and other electronic means, and providing technical support assistance to our customers. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. The technical support is provided within one year after the associated revenue is recognized and free product enhancements (bug fixes) are minimal and infrequent. We accrue the estimated cost of providing this free support upon product shipment and are recorded as cost of sales.
    ADVERTISING
Advertising costs, including direct response advertising costs, are charged to operations as incurred. We have determined that direct response advertising costs are insignificant. Total advertising costs for the years ended December 31, 2004 and 2003 were approximately, $448,000 and $240,000, respectively.
    STOCK-BASED COMPENSATION
As permitted under SFAS No. 123, Accounting for Stock-based Compensation, and amended under SFAS No. 148, Accounting for Stock-based Compensation-Transition and Disclosure, we have elected to follow the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based awards to employees (see Note 15) and, accordingly, does not recognize compensation cost when employee stock-option grants are made at fair-market value.
    LEGAL COSTS RELATED TO LOSS CONTINGENCIES
We accrue legal costs expected to be incurred in connection with a loss contingency as they occur.

    INCOME TAXES
We utilize SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
    EARNINGS PER SHARE
We follow SFAS No. 128, Earnings Per Share, to calculate and report basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period. For us, dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options and warrants for all periods, convertible notes payable and the incremental shares of common stock issuable upon the conversion of convertible preferred stock.
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

    COMPREHENSIVE INCOME (LOSS)
We have adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards of reporting and displaying comprehensive income and our components of net income and “other comprehensive income” in a full set of general-purpose financial statements. “Other comprehensive income” refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. The adoption of this Statement had no impact on our net income or loss or stockholders’ equity.
    TRANSFER OF FINANCIAL ASSETS
We have adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this standard did not have a material effect on our results of operations or financial position.
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
During the years ended December 31, 2004 and 2003, we transferred accounts receivable totaling $300,966 and $320,533 to Alliance for cash advances of $180,580 and $192,320, respectively. As accounts are paid, the collected funds (less the amount advanced and appropriate fees) are disbursed to us. The transfer agreement includes a repurchase requirement and, accordingly, the proceeds were accounted for as a secured borrowing. The agreement was terminated in July 2004. At December 31, 2004 and 2003, the balance of receivables transferred and included in trade receivables was $-0- and $34,893, respectively. The remaining secured borrowing balances of $-0- and $20,936 are included in accrued expenses at December 31, 2004 and 2003, respectively.
NOTE 3 - INVENTORIES

At December 31, 2004 and 2003, inventories consisted of the following:

	2004	2003

Raw materials	$111,300	$75,000
Finished goods	122,700	197,600
Inventories	$234,000	$272,600
During the years ended December 31, 2004 and 2003, we wrote-off distinctly different categories of obsolete inventory with a carried cost totaling $32,396 and $60,792, respectively. These have been recognized in cost of sales. See Note 10.
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

NOTE 5 - SOFTWARE LICENSE AGREEMENT
During the year ended December 31, 2003, we offset the remaining unpaid installment ($1,051,785) against the carrying value of the software license in accordance with the terms of a tentative settlement agreement with TLC. In addition, the agreement called for the extension of the estimated life of the license from 10 years to 50 years.

On October 20, 2003, we reached settlement in a dispute with The Zondervan Corporation and TLC. The settlement extended indefinitely the term of the software license agreement. This effectively changed the substance from an amortizable intangible asset with a finite useful life to an unamortizable intangible asset with an indefinite useful life. Amortization expense for 2003, determined using the straight-line method, was calculated through the settlement date.
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
In September 2004, we borrowed a total of $240,000 from two individuals. Both notes were unsecured, carried an annual interest rate of 7.5%, were due August 2005, and were convertible at the option of the holder into a total of 2,000,000 restricted shares of common stock. Both notes were converted in November 2004 at the election of the respective holder. See Notes 9 and 17.

During the year ended December 31, 2003, we reclassified as other income - nonrecurring items (see Note 10) proceeds totaling $650,000, and the corresponding accrued interest payable, received in late 1999 and early 2000 that were previously recorded as an unsecured note payable.

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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our total and net deferred tax assets, deferred tax asset valuation allowances and deferred tax liabilities at December 31, 2004 and 2003 are as follows:
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
A valuation allowance has been recorded primarily related to tax benefits associated with income tax operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable. At December 31, 2001, in accordance with SFAS No. 109, Accounting for Income Taxes, management established the valuation allowance equal to the total deferred tax assets due to the uncertainty about our ability to continue as a going concern. At December 31, 2004, management adjusted the amount of valuation allowance based on the assessment that we will continue as a going concern and will produce sufficient income in the future to realize our net deferred tax asset. The valuation allowance for deferred tax assets was decreased by $2,168,978 during the year ended December 31, 2004 and decreased by $725,775 during the year ended December 31, 2003.

At December 31, 2004, we had available net operating loss carryforwards of approximately $7,648,000 for federal income tax purposes that expire in 2021. The federal carryforwards resulted from losses generated in 1996 through 2002. We also had net operating loss carryforwards available from various state jurisdictions ranging from approximately $39,000 to approximately $841,000 that expire in 2021.
NOTE 9 - STOCKHOLDERS’ EQUITY

    COMMON STOCK
In July 2003, we issued 250,000 shares of common stock to an employee as settlement of a 2002 signing bonus. These shares were valued at $0.04 per share, the value on the date the settlement was accepted by the employee.

In July 2003, we issued a total of 600,000 shares of common stock to the external board of directors in lieu of cash and meeting fees for the period April 2002 through June 2003. These shares were valued at $0.045 per share.

In July 2003, we issued a total of 150,000 shares of common stock to three independent contractors as a bonus for their performance on our software development projects. These shares were valued at $0.045 per share.

In July 2003, we issued a total of 200,000 shares of common stock to an independent contractor for past and future performance on preparing written corporate materials. These shares were valued at $0.045 per share.

In April 2004, we issued a total of 1,519,349 restricted shares of common stock to the executive management team as payment of the 2003 accrued performance bonus. These shares were valued at $0.022 per share.

In April 2004, we resolved to issue 637,500 restricted shares of common stock to the non-executive employees as additional compensation pursuant to an incentive and retention bonus program. In July, 2004, we removed 2,500 restricted shares of common stock from the resolution due to voluntary separation from service by a part-time employee. These shares were valued at $0.022 per share.

In June 2004, we issued 324,074 restricted shares of common stock to the outside board of directors in lieu of cash and meeting fees for the period from July 2003 through August 2004. These shares were valued at $0.081 per share.

In July 2004, the holders of 11,400 shares of Series A Preferred Stock and the holders of 40,000 shares of Preferred Series B elected to convert such shares into 218,000 shares of common stock and 266,667 shares of common stock, respectively. In addition, the holders converted $4,125 unpaid accumulated Series A Preferred Stock dividends into 56,353 shares of common stock.

In July 2004, we issued 295,692 non-restricted shares of common stock in settlement of an agreement with an institutional private equity investor. These shares were valued at $0.10 per share. A warrant dated March 26, 2001 to purchase 510,000 shares of common stock exercisable at $0.23 per share was cancelled in the settlement. See Note 10.

In July 2004, we issued 21,875,000 restricted shares of common stock for proceeds of $1,750,000 through a private placement with a New York based private investment partnership. In connection with this issuance, we incurred $51,047 in legal and other direct costs. These costs have been recorded as a reduction to additional paid-in capital. In addition, according to the terms of the agreement, the investor received two warrants to purchase shares of common stock. The first warrant entitles the holder to purchase up to 10,937,500 shares of common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of common stock at a price of $0.60 per share. These warrants are accounted for as rights and were issued on November 10, 2004.

In July 2004, we removed 48,387 previously resolved but un-issued shares of common stock associated with an unexecuted 2001 stock subscription agreement.

In October 2004, we increased the number of our authorized shares of common stock from 50,000,000 to 120,000,000.

In November 2004, we issued 2,000,000 restricted shares of common stock to holders of convertible promissory notes who exercised their options to convert. See Note 6.
    COMMON STOCK OPTIONS

In June 2003, we granted an employee 500,000, fully vested stock options with an exercise price of $0.05 per share. These options expire in June 2013. In addition, 667 unvested stock options with an exercise price of $1.00 and 6,250 unvested stock options with an exercise price of $0.11 were forfeited upon termination and 16,250 vested stock options with an exercise price of $1.00 and 30,000 vested stock options with an exercise price of $0.11 expired after termination. There was no effect on the financial statements resulting from these transactions. See Note 15.

In July 2004, we cancelled 190,200 vested stock options with an exercise price of $1.00 per share and 525,000 vested stock options with an exercise price of $1.03 per share. In addition, 100,000 vested stock options with an exercise price of $0.11 were voluntarily forfeited by management and 1,333 vested stock options with an exercise price of $1.00 and 38,750 vested stock options with an exercise price of $0.11 expired after termination. We apply APB Opinion No. 25 and related interpretations in accounting for our stock options. Accordingly, no compensation cost has been recognized for these stock options and therefore, there was no effect on the financial statements resulting from these cancellations. See Note 15. We did not grant any options or other stock-based awards to any of the individuals for which the options were canceled, during the six months prior to and after the option cancellation.
    COMMON STOCK WARRANTS

In April 2004, we issued a warrant for 150,000 shares of common stock with an exercise price of $0.022 per share to our corporate counsel as payment for $3,300 of accrued legal services.

In May 2004, we issued a warrant for 600,000 shares of common stock with an exercise price of $0.15 per share to a consultant for corporate business planning, financing, and merger and acquisition assistance. This warrant was valued at $63,215 using the Black-Scholes method and recorded as an expense.

In July 2004, we cancelled a warrant for 510,000 shares of common stock with an exercise price of $0.23 per share with an institutional private equity investor in connection with a settlement in which 295,692 non-restricted shares of common stock were issued. See Note 10.
In November 2004, we issued two warrants to purchase shares of common stock in connection with a private placement with a New York based private investment partnership. The first warrant entitles the holder to purchase up to 10,937,500 shares of common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of common stock at a price of $0.60 per share. These warrants are accounted for as stock rights and have been valued at $576,042 each ($1,152,084 total) using the Black-Scholes valuation method.

    SERIES A CONVERTIBLE PREFERRED STOCK

The rights, preferences and privileges of our Series A Preferred Stock, none of which currently remain outstanding, were as follows:

        Dividends

Holders of Series A Preferred Stock were entitled to receive common stock dividends of $0.50 per share per annum, in preference to any payment of cash dividends declared or paid on shares of common stock. Dividends on Series A Preferred Stock were fully cumulative and were payable as determined by our board of directors. As of December 31, 2004, no dividends had been declared. Series A Preferred Stock dividends, however, were paid to a stockholder as a conversion incentive.

        Liquidation

Holders of Series A Preferred Stock were entitled to liquidation preferences over common stockholders to the extent of $10.00 per share, plus all declared but unpaid dividends. If funds were sufficient to make a complete distribution to the preferred stockholders, such stockholders would have shared in the distribution of our assets on a pro rata basis in proportion to the aggregate preferential amounts owed each stockholder. After payment would have been made to the preferred stockholders, any remaining assets and funds would have been distributed equally among the holders of the common stock based upon the number of shares of the common stock held by each.

        Conversion

Each share of Series A Preferred Stock would have been convertible into shares of common stock at the rate of 10 shares of common stock for each share of Series A Preferred Stock., subject to adjustment.

During the year ended December 31, 2004, all shares of Series A Preferred Stock were converted into shares of common stock.

        Redemption

At the election of our board of directors, we were able to redeem all or part of the shares of the Preferred Stock at any time (pro rata based upon the total number of shares of the Series A Preferred Stock held by each holder) by paying in cash a sum per share equal to $10.00 plus accrued and unpaid dividends per annum.

        Voting Rights

The holder of each share of Series A Preferred Stock was not entitled to vote except as required by law.

    SERIES B CONVERTIBLE PREFERRED STOCK

The rights, preferences and privileges of our Series B Preferred Stock, none of which currently remains outstanding, were as follows:

        Dividends

The holders of Series B Preferred Stock were entitled to receive cumulative cash dividends at the rate of $1.60 per annum per share. As of December 31, 2004, no dividends had been declared.

        Liquidation

The Series B Preferred stockholders were entitled to a liquidation preference in an amount equal to the dividends accrued and unpaid, whether or not declared, without interest, and a sum equal to $20.00 per share, before any payment was to be made or any assets distributed to the holders of our common stock or any other class or series of our capital stock ranking junior as to liquidation rights to the Series B Preferred Stock.

        Conversion

Each share of Series B Preferred Stock had been convertible into shares of common stock at the rate of 1 share of common stock for each share of Series B Preferred Stock, subject to adjustment.

During the year ended December 31, 2004, all shares of Series B Preferred Stock were converted into shares of common stock.

        Redemption

Subject to restrictions, shares of the Series B Preferred Stock were be redeemable at our option of at any time for a price of $20.00 per share plus, in each case, an amount equal to the dividends accrued and unpaid thereon to the redemption date. We did not have the right to redeem any shares of Series B Preferred Stock unless the current market value of our common stock immediately prior to the redemption date was not less than $18.00 per share.

        Voting Rights

The holder of each share of Series B Preferred Stock was not entitled to vote, except as required by law and as a class. Voting as a class, the holders were entitled to elect one director to fill one directorship.
NOTE 10 - NONRECURRING ITEMS

APB Opinion No. 30 requires material events or transactions that are either unusual or infrequent, but not both, to be presented in the income statement as separate elements of income from continuing operations.
During the years ended December 31, 2004 and 2003, we wrote-off distinctly different categories of obsolete inventory with a carried cost totaling $32,396 and $60,792, respectively. The 2004 obsolete inventory was a direct result of the March 2004 settlement with The Zondervan Corporation. See Notes 3 and 18. These have been included in cost of sales.
During the year ended December 31, 2003, we recorded an adjustment to the balance of accrued royalties in the amount of $583,628. This adjustment resulted from an internal audit of the royalty calculations as affected by the product sales provided by TLC during the second quarter of 2001. These reduced sales numbers also resulted in the June 30, 2001 bad debt provision totaling $2,391,000 from net balances owed to us by TLC. The royalty liabilities had been accrued based on our sales to TLC as originally reported. This has been recognized as an expense recovery and included in operating expenses.

During the year ended December 31, 2004, we settled an agreement with an institutional private equity investor for early termination of the agreement. We issued 295,692 shares of common stock valued at $0.10 per share and paid a cash lump sum of $125,000. A total of $154,569 has been treated as expenses incurred in a withdrawn public offering. See Note 9.

During the year ended December 31, 2003, we reclassified as other income - nonrecurring items proceeds totaling $650,000, and the corresponding accrued interest payable totaling $216,516, that were previously recorded as an unsecured note payable. The proceeds were originally recorded as an unsecured note payable based upon an oral understanding with an employee of a third-party consultant in 1999. We had historically accrued interest on the outstanding balance at 9%, the rate deemed reasonable by management at the time of the oral agreement. We continued to accrue interest on the proceeds until we made the determination to reclassify the proceeds and accumulated accrued interest (from December 1999 through September 2003). The determination to reclassify the obligation, and related accrued interest, was made on the basis of the combined facts that (i) the obligation exists, if at all, solely pursuant to an oral loan agreement made over three years ago (in 1999) in the State of North Carolina with a representative of the party to whom the obligation was believed to have been owed, (ii) no party has ever made any demand for repayment thereof despite the fact that no payments have ever been made on the obligation, (iii) the party believed to be owed the obligation, upon inquiry, claims no record of any such obligation, and (iv) the State of North Carolina Statute of Limitations applicable to oral agreements, believed to govern the continued enforceability of the obligation, has expired. This transaction has been reflected in the Consolidated Statements of Cash Flows as “Non-cash non-recurring item” and “(Decrease) in other current liabilities”.

NOTE 11 - REBATE RESERVE ADJUSTMENT
During the year ended December 31, 2004, we recorded an adjustment to the rebates reserve in the amount of $266,301. The reserve balance properly reflects open rebate programs and the estimated balance of each that management expects to pay. This adjustment resulted from an internal review of the amount owed and our ability to reach the intended rebate recipients and properly reflects historical response rates. This has been recognized as an expense recovery and included in operating expenses.
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

NOTE 13 - PRIOR PERIOD ADJUSTMENT
During the year ended December 31, 2004, we adjusted retained earnings to reflect the correction of an error in recording our liability for product rebates. During the year ended December 31, 2000, we discontinued the use of a third-party to process rebate claims. Rebate program details were obtained from the third-party and a liability recorded for the unpaid rebate claims monthly beginning July 1999 through October 2000. In 2004, we discovered that the unpaid rebate claims were duplicated between reports received from the third-party processor and the liability recorded upon our assumption of the rebate claim fulfillment. The adjustment decreased accounts payable by $98,947, decreased deferred tax assets by $39,451, increased the deferred tax asset valuation allowance by $39,451, and decreased the accumulated deficit by $98,947.
NOTE 14 - EARNINGS PER COMMON SHARE
Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options (see Note 15), assuming that we reinvested the proceeds to purchase additional shares at market value.
The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

For the Year Ended December 31	2004	2003

Income before extraordinary item	$1,616,453	$1,841,499
Common stock dividend on Preferred Series A	(4,125)	---
Income before extraordinary item available to common stockholders	$1,612,328	$1,841,499

Net Income	$2,217,669	$1,841,499
Common stock dividend on Preferred Series A	(4,125)	---
Net income available to common stockholders	$2,213,544	$1,841,499

Basic weighted average shares outstanding	34,520,754	20,411,438
Dilutive effect of:
Stock options	429,824	---
Convertible notes payable	---	1,800,000
Convertible Preferred Series A	---	114,000
Convertible Preferred Series B	---	40,000
Warrants	245,262	---
Diluted weighted average shares outstanding	35,195,840	22,365,438

A total of 24,315,000 and 4,075,273 dilutive potential securities for the years ended December 31, 2004 and 2003, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.
NOTE 15 - STOCK-BASED COMPENSATION
Our 1999 Stock Incentive Plan authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to our directors, officers and other key employees. The plan has been approved by our stockholders and as such, provides certain income tax advantages to employees as provided under Sections 421, 422, and 424 of the Internal Revenue Code. Stock options are granted at an exercise price as determined by our board at the time the option is granted and may not be less than the par value of such shares of common stock. None of the options granted under the plan have been granted with an exercise price less than fair value of the common stock on the date of grant. Stock options vest quarterly over three years and have a term of up to ten years. The plan authorizes an aggregate of 1,500,000 shares of common stock may be issued. We did not grant any options under the plan during 2004 or 2003.

In addition, we issues various forms of stock-based awards including nonqualified stock options and restricted stock awards to directors, officers, other key employees and third-party consultants, outside of the plan. Awards granted outside of the plan have been granted pursuant to equity compensation arrangements that have not been approved by our stockholders. These awards are granted at an exercise price as determined by our board at the time of grant and are not less than the par value of such shares of common stock. None of the options granted outside of the plan have been granted with an exercise price less than fair value of the common stock on the date of grant. Stock options granted outside of the plan vest as determined by our board at the time of grant and have a term of up to ten years. Non-employee directors, though treated as employees for financial reporting purposes under FASB Interpretation No. 44, are excluded from the income tax advantages afforded employees by the Internal Revenue Code. We did not grant any options outside of the plan during 2004 and granted 500,000 nonqualified, fully vested stock options outside of the plan to an officer during 2003.

We apply APB Opinion No. 25 and related interpretations in accounting for our stock options. Accordingly, no compensation cost has been recognized for outstanding stock options. Had compensation cost for our outstanding stock options been determined based on the fair value at the grant date (calculated using the Black-Scholes Option-Pricing Model) for those options consistent with SFAS No. 123, our net income and primary and diluted earnings per share would have differed as reflected by the pro forma amounts indicated below:
	2004	2003

Net income, as reported	$2,217,669	$1,841,499
Pro Forma compensation charge under SFAS 123	---	(59,722)
Pro Forma net income	$2,217,669	$1,781,777

Earnings per share:
Basic - as reported	$0.06	$0.09
Basic - pro forma	$0.06	$0.09

Diluted - as reported	$0.06	$0.08
Diluted - pro forma	$0.06	$0.08

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	280%
Risk-free interest rate	6.00%
Activity under our stock option plans is summarized as follows:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2002	2,843,450	$0.33
Granted	500,000	$0.05
Exercised	---	---
Expired or forfeited	(53,167)	$0.39
Canceled	---	---
Balance at December 31, 2003	3,290,283	$0.29
Granted	---	---
Exercised	---	---
Expired or forfeited	(140,083)	$0.12
Canceled	(715,200)	$1.02
Balance at December 31, 2004	2,435,000	$0.09

No stock options, or any other form of stock-based awards, were granted to the individuals for whom the options were cancelled, during the six months prior to and after the cancellation.

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

NOTE 16 - RENTAL AND LEASE INFORMATION

    OPERATING LEASES
We lease office space/warehouse facilities in Omaha, Nebraska under an operating lease with a third-party with terms extending through 2007. We are responsible for all taxes, insurance and utility expenses associated with this lease. There is no lease renewal option contained in the lease.

We lease office space in Naperville, Illinois under an operating lease with a third-party with terms extending through September 2005. We are responsible for all insurance expenses associated with this lease.
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

    CAPITAL LEASES
We lease telephone equipment under a capital lease expiring in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life. Depreciation of the asset under the capital lease is included in depreciation expense for 2004.

The following table summarizes property held under capital leases at December 31, 2004:

Office equipment	$51,788
Less: Accumulated depreciation	1,726
Net property and equipment under capital lease	$50,062

Minimum future lease payments under capital leases as of December 31, 2004 for each of the next five years and in the aggregate are:

2005	$14,870
2006	13,726
2007	13,726
2008	13,726
2009	12,582
Total minimum lease payments	68,630
Less: Amount representing interest	16,842
Total obligations under capital lease	51,788
Less: Current installments of obligations under capital lease	8,816
Long-term obligation under capital lease	$42,972

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

We incurred the following non-cash investing and financing activities during the years ended December 31, 2004 and 2003, respectively:

	2004		2003

Conversion of notes payable into common stock. See Note 6.	$263,334	$	---
Common stock dividend on Preferred Series A	$4,125	$	---
Preferred stock converted into common stock	$470	$	---
Common stock and warrants issued for services	$178,929		$52,750
NOTE 18 - COMMITMENTS AND CONTINGENCIES

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position.

We entered into a license agreement in June 1999 with Parsons Technology, Inc., a copy of which has since been assigned to Riverdeep, Inc., the latest licensor-assignee in a succession of assignments that have occurred since the original agreement. The license, as we acquired it in 1999, provided us with the right, for a term of ten years, to publish, use, distribute, sublicense and sell, exclusively worldwide in non-secular channels and non-exclusively in secular channels, a collection of top-selling Christian-related software titles and content owned by Parsons Technology, including certain intellectual properties owned by The Zondervan Corporation.

In October 2001, due to a shortage in working capital, we fell in arrears with certain royalty payments due under the 1999 license. Thereafter we became party with, among others, Zondervan, Parsons and Riverdeep, to a court supervised mediation arising out of a content royalty claim. A multi-party settlement was reached on October 20, 2003, providing for our payment to Zondervan of $500,000.00 plus 5% simple interest in installments over a period of nine months from November 2003 to July 2004, as well as for the destruction of all inventory containing Zondervan-owned content. We have fully complied with the terms of the agreement and, upon satisfaction, received a covenant in perpetuity with respect to our rights under the 1999 license, effectively extending the agreement indefinitely.

We were in arrears with the Internal Revenue Service for back payroll taxes and had been paying the payroll taxes in monthly installments previously approved by the Internal Revenue Service. In July of 2004, we paid all back payroll taxes that were due to the Internal Revenue Service and remain current with all payroll tax deposits and filings.

On July 19, 2004, we entered into a certain Stock Purchase Agreement pursuant to which we agreed to issue and sell 21,875,000 restricted shares of our common stock, and warrants to purchase another 21,875,000 shares of our common stock, to Barron Partners, LP, a New York based institutional investor. As part of the financing transaction, we also entered into a certain Registration Rights Agreement with Barron Partners, LP pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under the warrants. On November 22, 2004, we filed a registration statement on Form SB-2 covering the shares issued to Barron Partners, as well as the shares underlying the warrants issued to Barron Partners. Under the terms of the Registration Rights Agreement, as amended, we had until April 22, 2005 to cause such registration statement to be declared effective by the SEC. In accordance with the terms of the Registration Rights Agreement, any delays in meeting this obligation subject us to liability to Barron Partners, LP in an amount equal to $1,726 per day for the duration of any such delay.

As of the date of this filing, the registration statement filed on November 22, 2004 had not yet been declared effective. Pursuant to an agreement reached with Barron Partners in relation to the associated accruing penalties, we have agreed to pay Barron Partners an amount in cash equal to $100,000 in two equal installments of $50,000 between April 22, 2005 and May 22, 2005, which amounts have been paid, with no additional penalty obligations accruing until June 21, 2005. Although there can be no assurance, management believes that the prospects for our being able to cause the registration statement to be declared effective by June 21, 2005 are good. If we are unsuccessful in causing the registration statement to be declared effective by the SEC by June 21, 2005, however, and depending on how long any such delay in causing effectiveness to be declared by the SEC continues thereafter, it is likely to have a very material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.
NOTE 19 - RISKS AND UNCERTAINTIES
Our future operating results may be affected by a number of factors. We are dependent upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to us, operations could be adversely affected.
NOTE 20 - SUBSEQUENT EVENTS
Subsequent to December 31, 2004, we restored a stale check (outstanding more than six months) in the amount of $23,333 to unrestricted cash. The stale check was issued to a corporation as payment in full of a note payable (see Note 6). Communication with the payee resulted in conversion of the note into 466,666 shares of common stock. The transaction has been reflected in unrestricted cash, common stock and paid-in capital at December 31, 2004. We have stopped payment on the check.

As of the date of this filing, the registration statement filed on November 22, 2004 had not yet been declared effective. Pursuant to an agreement reached with the New York based private investment partnership in relation to the associated accruing penalties, we have agreed to pay the New York based private investment partnership an amount in cash equal to $100,000 in two equal installments of $50,000 between April 22, 2005 and May 22, 2005, with no additional penalty obligations accruing for at least 60 days from April 22, 2005. Although there can be no assurance, management believes that the prospects for our being able to cause the registration statement to be declared effective by June 21, 2005 are good. If we are unsuccessful in causing the registration statement to be declared effective by the SEC by June 21, 2005, however, and depending on how long any such delay in causing effectiveness to be declared by the SEC continues thereafter, it is likely to have a very material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES
    (a) Formation of Disclosure Controls and Procedures Officer Committee

Our Disclosure Controls and Procedures Officer Committee (the “Disclosure Policy Committee”) was formed in September 2002 and reports directly to our Chief Executive Officer and Chief Financial Officer. The Disclosure Policy Committee has implemented disclosure controls and procedures that meet the standards established by Rule 13a-15 of the Exchange Act. These controls and procedures have been reviewed and adopted by the audit committee of our board of directors.

      Disclosure Controls and Procedures

The Disclosure Policy Committee is primarily responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner as specified in the rules and forms set forth by the United States SEC. These controls and procedures are designed to ensure that the information required to be disclosed in our reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        Internal Control over Financial Reporting

The Disclosure Policy Committee is also responsible for establishing and maintaining our internal controls over financial reporting. These controls are effectuated by our board of directors, management and other company personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with Generally Accepted Accounting Principles. These internal controls and procedures pertain to: (i) the maintenance of reasonably detailed records that accurately and fairly reflect transactions with respect to and the disposition of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary so as to permit the preparation of financial statements in accordance with Generally Accepted Accounting Principles; (iii) provide reasonable assurance that receipts and expenditures are being made in accordance with the authorization of our board of directors and management; and (iv) provide reasonable assurance regarding the prevention or timely detection of the unauthorized acquisition, use or disposition of our assets, that could have a material effect on our financial statements.

    (b) Evaluation of Disclosure Controls and Procedures and Annual Report on Internal Control over Financial Reporting

The Disclosure Policy Committee meets quarterly within one week of the last day of the period in which a given report is due. Members provide information that is documented in the Quarterly Control and Procedures Report for the period in which a quarterly 10-QSB or annual 10-KSB report is due. This report contains attestations and documentation in regard to the following:

•	The fact that internal controls have been reviewed as of the end of the period covered by a given report;
•	Any concerns regarding weaknesses in internal control;
•	Any concerns relating to events that may require disclosure;
•	Any concerns relating to internal fraud/defalcation;
•	Potential material losses;
•	New off-balance sheet arrangements;
•	Material amounts not reflected on the general ledger.

The Quarterly Control and Procedures Report is completed, signed and presented to the CEO and CFO prior to completion of the first draft of each 10-QSB and 10-KSB. Because material issues may occur between regularly scheduled quarterly meetings, this report is to be generated by the disclosure policy appropriate officers at anytime warranted. The CEO and CFO will consult with our Disclosure Policy Committee to determine any action that is necessary.

Our CEO and CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this annual report on Form 10-KSB/A. Based on this evaluation, our CEO and CFO have concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange, is recorded, processed, summarized and reported within the requisite time periods.

Our CEO and CFO have evaluated the effectiveness of the design and operation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of the end of the fiscal year covered by this annual report on Form 10-KSB/A. Based on this evaluation, our CEO and CFO have concluded that these internal controls over financial reporting are effective and provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with Generally Accepted Accounting Principles.

During the course of their evaluation our CEO and CFO did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting. Furthermore, because there were no significant deficiencies and/or material weaknesses discovered no remedial measures were necessary or taken during the period covered by this report to correct any such deficiencies.

    (c) Changes in Internal Control over Financial Reporting

No changes in our disclosure controls and procedures, internal controls over financial reporting or other factors have occurred during the fiscal quarter covered by this report that would materially affect or be reasonably likely to materially affect our disclosure controls and procedures or internal controls over financial reporting.
ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and executive officers and their ages as of June 7, 2005 were as follows:

Name	Age	Position
Steven Malone	38	Director, Chairman of the Board and President

Henry M. Washington, Ph.D.	61	Director

John A. Kuehne, CA	48	Director

Kirk R. Rowland, CPA	45	Director and Chief Financial Officer

William Terrill	48	Chief Technology Officer

Brittian Edwards	42	Vice President, CBA Sales and Licensing

Chad Grosse-Rhode	35	Vice President, Sales and Marketing

    Steven Malone - Chairman of the Board of Directors, President and Chief Executive Officer

Mr. Malone has served as our President and Chief Executive Officer since March 2001 and as a director and Chairman of the Board since February 2002. Between July 2000 and March 2001, Mr. Malone was Senior Vice President and between June 1999 and July 2000 he was a Vice President. Mr. Malone possesses over seventeen years of experience in the computer industry, with the last eleven focused on software sales. As a National Account Manager from 1992 to 1996 for Grolier Interactive, he was responsible for their largest retail and distribution accounts. As Director of Corporate Sales from 1996 to 1998 for Software Publishing Corporation, he was responsible for the on-going sales growth of premiere corporate products, such as the award winning Harvard Graphics, as well as the introduction of several new products to the corporate marketplace. As Director of Sales from 1998 to 1999 for InfoUSA, he was responsible for sales and marketing of InfoUSA’s products to retail, distribution, OEM and corporate accounts.

    Henry M. Washington, Ph.D. - Director

Dr. Washington has served as one of our directors since December 2000. He is also presently President of Wren Enterprises Corporation, a position that he has held since January 2005. Wren Enterprises is a private manufacturing solutions company working with automotive, non-automotive, agricultural markets, utilities and government agencies providing plastic, metal and fabrication. Prior to his position with Wren, Dr. Washington served as the interim President for Jamestown Plastic Molders Corporation from January 2001 to April 2004. During the year of 2000, Dr. Washington served as Managing Director of Rilas & Rogers, LLC, an international consulting firm located in Detroit. Dr. Washington has held short-term assignments with the U.S. Department of Commerce, where he was Executive Director from 1995 to 1998 of the Department’s Minority Business Opportunity Committee. He currently serves on several national organizations including the American Association of Christian Counselors, The Black Caucus International Think Tank, and the International Trade and Development Organization dealing with global security issues. Dr. Washington holds a Bachelor of Management and Metaphysics degree, a Masters of Metaphysics and Theology degree, and a Doctorate degree in Metaphysical Counseling, in each case from the University of Metaphysics, and in each case which are accredited by The International Metaphysical Ministry for use by its Ministry and for membership in The American Metaphysical Doctors Association.

    John A. Kuehne, CA - Director

Mr. Kuehne has served as one of our directors since December 2000. He is also currently a management consultant and the President of SmallCap Corporate Partners Inc., (www.smallcap.ca), a corporate finance and investor communications advisory firm for microcap public companies. He has held this position since August 2003. Prior to SmallCap, Mr. Kuehne served as a management consultant with Alliance Corporate Services Inc. from July 2000 through to June 2003. Mr. Kuehne worked in finance and accounting for Deloitte & Touche for eight years. He also has industry experience, including over seven years with Doman Industries Limited (1990 to 1999), a large private Canadian forest products company, where he eventually became Chief Financial Officer. As the CFO of Doman Industries, Mr. Kuehne gained practical experience in corporate finance and mergers and acquisitions, completing a US $125 million senior note issue through Bear Stearns and the $140 million acquisition of Pacific Forest Products. Mr. Kuehne holds a Bachelor of Commerce degree from the University of Alberta (1984) and a Masters of Management from the J.L.Kellogg Graduate School of Management at Northwestern University (1990). From June 2000 to May 2004 he served as a director of Prospector Consolidated Resources Inc., a Canadian public company. From January 2003 to November 2004 he served as a director of Beau Pre Explorations Ltd., also a Canadian public company. Mr. Kuehne qualified as a Canadian Chartered Accountant in 1983 and as an American Certified Public Accountant in 1985.

    Kirk R. Rowland, CPA - Chief Financial Officer

Mr. Rowland has served as our Chief Financial Officer and as one of our directors since April 2002. He served as our Vice President of Finance from March 2001 to April 2002, and as our Director of Finance from December 1999 through March 2001. Mr. Rowland has over seventeen years of experience in public accounting working in a multitude of industries, including insurance, manufacturing, and agriculture. Most recently, and from 1992 to 1999 he was a partner in Manning & Associates, P.C. a local Nebraska accounting firm. From 1984 to 1988, Mr. Rowland was a Senior Staff Accountant with KMG Main Hurdman (now KPMG), an international accounting firm, and from 1988 to 1992 he was an Audit Supervisor with Sommer, Magnuson, & Dawson, P.C.

    William Terrill - Chief Technology Officer

Mr. Terrill rejoined us in July 2002 as our Chief Technology Officer after having been involved with us from July 1999 to July 2000. He has over 25 years of experience managing software divisions and technology efforts for us, The Learning Company, Mindscape, and The Software Toolworks. As Vice President of the Parsons Church Division for The Learning Company, from January 1999 to July 1999, Mr. Terrill managed a 30% annual revenue increase and shared responsibilities in the transaction that resulted in our acquiring that division. Mr. Terrill was the Senior Vice President Reference Products Division for Mindscape from 1989 to 1995 managing revenues exceeding $14 million. He has extensive experience managing international software development teams in China, Singapore, United Kingdom, India, and Russia. Mr. Terrill has experience with joint ventures, spin-offs, mergers, IPOs, and corporate acquisitions. In addition, Mr. Terrill has lead software product marketing teams and content/media acquisition efforts for over ten years. As a consultant from 1996 to 1998, Mr. Terrill has extensive experience leading large-scale product development and information technology efforts for Navistar, Nalco Chemical, American Express, Motorola, and IBM Global Services. From July 2000 to July 2002, Mr. Terrill served as the IT Integration Program Manager for Blue Diamond Joint Venture between Ford Motor Company and International Truck and Engine Corporation.

    Brittian Edwards - Vice President of CBA Sales and Licensing

Mr. Edwards has served as our Vice President of CBA Sales and Licensing since July 2004. Mr. Edwards served as our Vice President of Sales from April 2002 to July 2004 and director of Christian Booksellers Association Sales from July 1999 to April 2002. Mr. Edwards has been in the Christian Booksellers Association marketplace for more than 17 years. He began his career in 1988 with LifeWay Christian Resources as LifeWay Christian Stores retail manager. He then worked successfully for Genesis Marketing Group from 1994 to 1995 as a Sales Manager for Texas, Oklahoma, Louisiana and New Mexico. From there he served as a Product Manager for the largest Christian distributor, Spring Arbor, which is now owned by Ingram Book Group. He left Spring Arbor as National Sales Manager in 1988 to become the National Sales Manager for Parsons Technology, then owned by Broderbund.

    Chad Grosse-Rhode - Vice President of Sales and Marketing

Mr. Grosse-Rhode joined us in August 2004 as our Vice President of Sales and Marketing. Mr. Grosse-Rhode was most recently with Summitsoft Corporation, (www.summisoftcorp.com), from July 2003 to July 2004, where he served as the Vice President of Sales and Marketing. Summitsoft produces a full line of small business software products, which are available in both PC and Macintosh® platforms and are sold in most major secular retail outlets. Prior to Summitsoft, Mr. Grosse-Rhode was General Manager of NewLeadsUSA from April 1995 to June 2003, which is a subsidiary of InfoUSA. In this role, Mr. Grosse-Rhode managed the compilation, production, marketing and sales of multiple direct marketing databases. Mr. Grosse-Rhode has over 10 years of senior management experience in both sales and marketing.
        Board of Directors Committees

There are currently two standing committees comprised of members of our board of directors. These include the audit committee and the compensation committee.

Since December 2000, we have had an audit committee. The current members of our audit committee include John A. Kuehne and Dr. Henry M. Washington. We currently have one member, John A. Kuehne, who is a “financial expert” (as defined in Regulation 228.401(e)(1)(i)(A) of Regulation S-B) serving on our audit committee. Mr. Kuehne and Dr. Washington both qualify as “independent” directors under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

Since July 2003, there have been two members on our board of directors standing compensation committee. The current members of our compensation committee include Dr. Henry M. Washington and John A. Kuehne.

The fact that we currently have four members on our board of directors, and two members on each of our board of directors’ audit and compensation committees, could result in a tie vote on company matters, including those involving highly material corporate governance issues. We do not currently have any duly adopted resolution procedures in place that would provide a means for resolving any stalemate that might occur in this regard, but are currently in the process of considering potential alternative procedures in order to be prepared for having to face such a potential situation.
        Disclosure Policy Committee
Since September 2002, we have had a Disclosure Controls and Procedure Officer Committee (the “Disclosure Policy Committee). The current members of the Disclosure Policy Committee include Steven Malone, John A. Kuehne, and Kirk R. Rowland. The Disclosure Policy Committee has implemented disclosure controls and procedures that meet the standards established by Rule 13a-15 of the Securities Exchange Act.

        Code of Ethics
We have adopted the Code of Ethics attached as Exhibit 14.1 to this Form 10-KSB/A for our senior financial officers and the principal executive officer.
        Compliance with Section 16(a)
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Officers, directors and greater than ten percent stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they filed.
The following table sets for the compliance reporting under Section 16(a) during the last fiscal year.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Henry M. Washington	1	1	---
William Terrill	1	1	---
Barron Partners, LP	---	---	2

ITEM 10. EXECUTIVE COMPENSATION.

    SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation paid to each of our executive officers who earned compensation of $100,000 or more during any such year. Steven Malone has served as our President and Chief Executive Officer since March 2001. William Terrill has served as our Chief Technology Officer since July 2002. Kirk R. Rowland has served as our Chief Financial Officer and director since April 2002. No other individuals employed by us earned a salary and bonus in excess of $100,000 during 2004.
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

    INFORMATION CONCERNING STOCK OPTIONS
Our Stock Incentive Plan, adopted in 1999, authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to our directors, officers and other key employees. In accordance with the terms of the Stock Incentive Plan, stock options are granted at an exercise price as determined by our board of directors at the time any such option is granted but which may not be less than the par value of our common shares ($0.001).

We did not grant stock options during the fiscal year ended December 31, 2004. No executive exercised any stock options during the fiscal year 2004.
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

    EMPLOYMENT AGREEMENTS
Mr. Malone is employed pursuant to a three-year employment agreement, which commenced on July 25, 2003. The agreement provides for a base annual salary equal to $150,000 and an annual bonus equal to 1% of our net income. In the event Mr. Malone is terminated by us, other than for cause, we are required to pay him his then base salary until the later of (i) the expiration of the employment agreement or (ii) one year. Mr. Malone has agreed to refrain from competing with us for a period of one year following the termination of his employment.

Mr. Terrill is employed pursuant to a three-year employment agreement, which commenced on June 7, 2002. The agreement provides for a base annual salary equal to $150,000, an annual bonus equal to 1% of our net income, 500,000 stock options upon his start date at an exercise price of $0.05 per share, and an additional 500,000 stock options upon the one year anniversary of his start date based on performance criteria outlined in a separate agreement. The agreement also included a signing cash bonus of $10,000, which was converted on July 25, 2003 into 250,000 shares of common stock at the market price of $0.04 per share, the value on the date the settlement was accepted. In the event Mr. Terrill is terminated by us, other than for cause, we are required to pay him his then base salary until the later of (i) the expiration of the employment agreement or (ii) one year. Mr. Terrill has agreed to refrain from competing with us for a period of one year following the termination of his employment.

Mr. Rowland is employed pursuant to a two-year employment agreement, which commenced on July 25, 2003. The agreement provides for a base annual salary equal to $110,000 and an annual bonus equal to 1% of our net income. In the event Mr. Rowland is terminated by us, other than for cause, we are required to pay him his then base salary until the later of (i) the expiration of the employment agreement or (ii) one year. Mr. Rowland has agreed to refrain from competing with us for a period of one year following the termination of his employment.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The tables below set forth information regarding the beneficial ownership of our common stock as of June 7, 2005. The information in these tables provides the ownership information for:
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
On July 19, 2004, we entered into a certain Stock Purchase Agreement pursuant to which we agreed to issue and sell 21,875,000 restricted shares of our common stock to Barron Partners, LP, a New York based institutional investor, at a price of $0.08 per share. Under the terms of transaction, Barron Partners, LP received two of our common stock purchase warrants. The first warrant entitles the holder, for a period of up to five years, to purchase up to 10,937,500 common shares at a price of $0.18 per share.  The second warrant entitles the holder, also for a period of up to five years, to purchase up to 10,937,500 additional common shares at a price of $0.60 per share.

As part of the financing transaction, we also entered into a certain Registration Rights Agreement with Barron Partners, LP pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under the warrants. On November 22, 2004, we filed a registration statement on Form SB-2 covering the shares issued to Barron Partners, as well as the shares underlying the warrants issued to Barron Partners. Under the terms of the Registration Rights Agreement, as amended, we had until April 22, 2005 to cause such registration statement to be declared effective by the SEC. In accordance with the terms of the Registration Rights Agreement, any delays in meeting this obligation subjected us to liability to Barron Partners, LP in an amount equal to $1,726 per day for the duration of any such delay.  As of the date of this filing, we had accrued a total of $100,000 in registration rights penalties for not causing the registration statement to be declared effective by the SEC.

As of the date hereof, Barron Partners, LP owns 45.43% of our outstanding common stock and, subject to the restrictions contained in Article VII, subsection B of our articles of incorporation, controls the vote associated with such shares.
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

10.11	Amendment No. 1 To Barron Partners, LP Stock Purchase Agreement dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003. FILED HEREWITH.

14.1	Code of Ethics, adopted by Board of Directors June 7, 2005. FILED HEREWITH.

21.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

31.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated June 7, 2005. FILED HEREWITH.

31.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated June 7, 2005. FILED HEREWITH.

32.1
Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated June 7, 2005. FILED HEREWITH.

32.2
Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated June 7, 2005. FILED HEREWITH.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2004	2003
Audit fees	$14,390	$14,237
Audit-related fees	$---	$---
Tax fees	$---	$---
All other fees	$---	$---
All other fees, including tax consultation and preparation	$---	$---
All audit fees are approved by our audit committee and board of directors. Chisholm, Bierwolf & Nilson, LLC does not provide any non-audit services to us.
Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

By: /s/ Steven Malone
Steven Malone
President and Chief Executive Officer
Date: June 7, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President and Chief	June 7, 2005
Steven Malone	Executive Officer (principal executive officer)

/s/ John A. Kuehne	Director	June 7, 2005
John A. Kuehne

/s/ Henry M. Washington	Director	June 7, 2005
Henry M. Washington

/s/ Kirk R. Rowland	Director and Chief Financial Officer	June 7, 2005
Kirk R. Rowland	(principal financial and accounting officer)