Form 10KSB/A
period 2004-12-31
FINDEX COM INC
filed 2005-08-22
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Revenues for the fiscal year ended December 31, 2004 totaled $5,546,359.

As of August 19, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $2,151,000.

At August 19, 2005, the registrant had outstanding 48,619,855 shares of common stock, of which there is only a single class.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

Yes __ No X

-i-

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB/A, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-KSB/A and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources, (ii) our financing opportunities and plans, (iii) our ability to attract customers to generate revenues, (iv) competition in our business segment, (v) market and other trends affecting our future financial condition or results of operations, (vi) our growth strategy and operating strategy, and (vii) the declaration and/or payment of dividends.

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

QuickVerse®customers include (i) individuals devoted to or otherwise interested in studying Christianity and (ii) religious and other spiritual organizations including schools, churches and other faith-based ministries.
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

        Print & Graphic Products

We currently sell/distribute ClickArt Christian Publishing® Suite III, which is a full desktop publishing package containing over 13,000 Christian images, icons, maps, Catholic and Jewish imagery and ethnically diverse, family-oriented illustrations to be used in the creation of a wide range of printed materials including newsletters, bulletins, posters, fliers, mailings, calendars, and reports. We also publish/distribute Religious ClipArt® and Christian Images®. Both of these products are CD-Rom Clipart products that contain faith-based and Christian graphical images that can be used in the production of other content related projects. In addition, we also distribute several titles produced and distributed by International Microcomputer Software, Inc. (“IMSI”) a leading developer of software for both professional and home users, including ClipArt & More™ 2.5 Million and QuickStart™ Print Studio Pro Deluxe.

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

        Other Products

In addition to our own software products, we resell certain titles and title versions that we purchase at a discount and that are published by others, including IMSI®, Veggie Tales, and Webroot®. These are non-exclusive, purchase-order only type arrangements in connection with which we carry only limited inventory. Sales from these titles are derived exclusively online through our Website and, apart from on our Website, we do not promote these products. Although prices are subject to change from time to time, these software products range in price from approximately $5.99 to approximately $39.99 per unit. In the aggregate, and for the fiscal year ended December 31, 2004, 2% of our revenues were derived from sales of these products.

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

        Retail Sales

Retail sales accounted for approximately 35% of our 2004 fiscal year revenue. Our domestic retail sales involve thousands of retail stores across the United States through which our products are sold, many of which are members of the CBA. These stores vary from small, family-owned Christian bookstores to large chain bookstores such as LifeWay Christian Stores, Family Christian Stores®and Berean Christian Stores. We face the continuing challenge of reaching these stores on a consistent basis to keep them informed of new releases, promotional offers, etc. In addition to advertising in trade publications and maintaining visibility at CBA trade shows and events, we believe that it is critical to be in direct personal contact with each customer routinely in order to maintain or increase our market position. Towards that end, our sales representatives are expected to contact each of our customers as well as each of the independent stores that are not yet our customers regularly and present them with the latest in our products and promotions. We believe our personalized approach to marketing provides us with an edge over our competition, which we believe rely predominantly on advertising to maintain and develop their relations with CBA customers.

In the secular retail market, which includes chains such as Best Buy™, CompUSA®, and OfficeMax™, we believe that we continue to be a top seller of Bible study software and we are developing additional product offerings and promotions to grow our market share.

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

We entered into a license agreement in June 1999 with Parsons Technology, Inc. which forms the basis of our copyright protection for products that accounted for approximately 97% of our revenues in 2004, including those generated from sales of QuickVerse® and Membership Plus®, by far our two largest selling software titles. A copy of the license that we obtained from Parsons Technology, which has since been assigned to Riverdeep, Inc., the latest licensor-assignee in a succession of assignments by Parsons Technology that have occurred since June 1999, is incorporated by reference into this annual report on Form 10-KSB/A as Exhibit 10.3. At the time, it was acquired as part of a combination of related transactions involving ourselves, Parsons Technology, then a wholly-owned subsidiary of Mattel, Inc., and TLC Multimedia Inc., then also a wholly-owned subsidiary of Mattel, Inc. Aside from the license, the transactions involved an asset sale, a product distribution agreement, and a related services agreement. Taken as a whole, and essentially, we had acquired from TLC Multimedia a software publishing and sales division (known and referred to by many then as the “Parsons Church Group”). In accordance with its terms, we agreed to pay a one-time non-recurring fee of $5 million to obtain the license, which fee was payable over a subsequent approximate one year period. The related asset sale involved separate consideration.

The license that we acquired in 1999 provided us with the right, originally for a term of ten years, to publish, use, distribute, sublicense and sell, exclusively worldwide in non-secular channels and non-exclusively (which right was retained by Riverdeep, Inc., successor to Parsons Technology) in secular channels, a collection of 65 individual top-selling Christian-related software titles owned by Parsons Technology, including QuickVerse® and Membership Plus®, among others. The license covered a variety of other add-on content titles (e.g., various Bible translations, study guides and sermon preparation tools). The license also included the right for us to modify the programs (including the source code) in order to prepare derivative works and future versions of the programs, and stated that we would exclusively own all rights associated with any such modifications.

Beginning in 2000, we became involved in a series of mediations arising out of or otherwise in connection with the 1999 license. The first of these involved the payment terms of the $5 million licensing fee. Rather than making payments in accordance with the fee schedule as originally set forth in the agreement, we entered into an arrangement with Parsons Technology's direct sales group whereby we provided resale products and in turn received an offset credit against the balance due under the fee provision in the license. The dispute centered on the amount of product actually resold, and, therefore, the amount of offset credit to which we were entitled. Prior to the resolution of this contest, a second dispute arose, naming Parsons Technology and ourselves, among others, as parties thereto. The first mediation was set aside, and ultimately resolved in conjunction with the latter proceeding as described in the following paragraph.

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

Since 1999, the developments, including modifications and improvements, that we have made to the originally acquired copyrighted programs covered by the license have been extensive. We have used both in-house developers and third-party contractors in these modifications and improvements over which we retain the exclusive ownership. Given these developments, which have been made through four subsequent versions and seven new editions of QuickVerse®, four subsequent versions and one new edition of Membership Plus®, and various subsequent versions of some of the other titles to which we acquired rights under the license (including those in each of the print and graphics, pastoral, children’s, and language tutorial product categories), we believe that the real value of the copyrights associated with these titles lay almost exclusively at this point in the improvements that we own rather than the base copyrights that we were originally granted and that continue to be owned by Riverdeep, Inc. Moreover, it is our belief that the original source code covered by the license has been effectively rendered valueless by virtue of these subsequent modifications and improvements.

As noted above, our largest-selling title, QuickVerse®, is one from which we originally derived our rights under the 1999 license. One of the features that make QuickVerse® such a popular title is its breadth of content. A very significant percentage of this content is licensed by us from various third-party content providers for inclusion in QuickVerse®. We are therefore responsible for paying royalties on a regular basis to these providers in connection with our sales of QuickVerse®. In total, we currently have content licensing agreements with 45 different publishers for approximately 765 individual Bible translations and other Biblical or related scholarly works which are incorporated in various editions of our QuickVerse® products, or in some cases sold as stand-alone or add-on content. These licensing agreements are typically non-exclusive and for a fixed duration (e.g., a term of 3 or 5 years). Royalties are generally paid within 30 days following the end of a quarter and are calculated as a percentage of net sales from a work (e.g., ranging from 3% to 10% according to the licensing agreements), based upon factors such as value as a stand-alone product as compared to, for example, value when bundled with other titles within a collective work. These license agreements typically cover content in the context of both stand-alone products and as bundled works. For example, consumers who purchase QuickVerse® pay the suggested retail price and are in part paying for the technology within the program along with the content. QuickVerse® titles sold to new consumers or new users are subject to royalties on all content within each specific QuickVerse® title. However, upgrade sales to existing users are only subject to royalties on new content additions of the upgraded version.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    RECENT SALES OF UNREGISTERED SECURITIES

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued		Consideration *	Footnotes
Common Stock Issuances
12/31/04	Common Stock	Business Investor Services, Inc.	466,666	$	---	2B
11/16/04	Common Stock	2030 Investors, LLC	1,000,000	$	---	2B
11/16/04	Common Stock	C. James Jensen	1,000,000	$	---	2B

Common Stock Warrant Issuances
11/10/04	Common Stock	Barron Partners, LP	10,937,500		$576,042	1A
11/10/04	Common Stock	Barron Partners, LP	10,937,500		$576,042	1A

Convertible Promissory Note Issuances
09/30/04	Common Stock	2030 Investors, LLC	1,000,000		$120,000	1A
09/30/04	Common Stock	C. James Jensen	1,000,000		$120,000	1A

* Consideration is calculated to be the value of the security at the date of issuance.

1. Stock issued in connection with issuances of stock, warrants, and/or convertible debt.

2. Stock issued in connection with conversion of a promissory note.

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

In addition, we issue various forms of stock-based awards including nonqualified stock options and restricted stock awards to directors, officers, other key employees and third-party consultants, outside of the Stock Incentive Plan. Awards granted outside of the plan have been granted pursuant to equity compensation arrangements that have not been approved by our stockholders. These awards are granted at an exercise price as determined by our board at the time of grant and are not less than the par value of such shares of common stock. Stock options granted outside of the plan vest as determined by our board at the time of grant and have a term of up to ten years. Non-employee directors, though treated as employees for financial reporting purposes under Financial Accounting Standards Board Interpretation No. 44, are excluded from the income tax advantages afforded employees by the Internal Revenue Code.

All issued options, whether under the plan or not, create the obligation for stock issuance at the established exercise price.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read together with our consolidated financial statements for the period ended December 31, 2004 and the notes to the consolidated financial statements.

    CRITICAL ACCOUNTING POLICIES

Our critical accounting policies, including the assumptions and judgments underlying them, are more fully described in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. These policies primarily address matters of expense recognition and revenue recognition, including amortization of software development cost and the calculation of reserve for returns. Investors are cautioned that these policies are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially. Below are the accounting policies that we believe are the most critical in order to gain an understanding of our financial results and condition.

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

        Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives. All intangible assets are tested for impairment annually during the fourth quarter.

        Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months), or (ii) the ratio of current revenues to total projected product revenues.

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

SFAS No. 2, Accounting for Research and Development Costs, establishes accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs.

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

        Revenue Recognition

We derive revenues from the sale of packaged software products, product support and multiple element arrangements that may include any combination of these items. We recognize software revenue for software products and related services in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. We recognize revenue when persuasive evidence of an arrangement exists (generally a purchase order), we have delivered the product, the fee is fixed or determinable and collectibility is probable.

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

    RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Our income before taxes decreased approximately $985,000 from an income of approximately $1,349,000 for the twelve months ended December 31, 2003 to an income of approximately $364,000 for the twelve months ended December 31, 2004. This decrease is a result of the following items. For the twelve months ended December 31, 2003, we wrote down accrued royalties of approximately $584,000 and wrote off a note payable of approximately $650,000 and the interest associated with the note of approximately $217,000. Both of these write down items are included in other income. We also wrote down a distinct category of obsolete inventory of approximately $61,000, which is included in cost of sales. For the twelve months ended December 31, 2004, we wrote down the reserve for rebates payable from a change in accounting estimate of approximately $266,000 and wrote down actual rebates payable of approximately $61,000 due to an overstatement. Both of these write down items are recognized as an adjustment to revenue. We also wrote down a distinct category of obsolete inventory of approximately $32,000 which is included in cost of sales, and incurred an expense of approximately $155,000 related to a settlement with an institutional private equity investor which is included in other adjustments. Furthermore, for the twelve months ended December 31, 2004, we recognized approximately a $1,000,000 gain from extinguishment of debt which is classified as other income. The extinguishment of debt is a direct result from settling with various vendors and content providers for lump-sum payments at a reduced amount of balances owed.

Non-cash expenses related to shares of common stock issued for services increased by approximately $126,000. For the year ended December 31, 2004, we recognized approximately $149,000 in non-cash expenses related to shares of common stock and warrants issued for services and approximately $30,000 in non-cash expenses related to shares of common stock issued in a settlement agreement. Comparatively, for the year ended December 31, 2003, we recognized expenses of approximately $53,000 relating to shares of common stock issued for services. Overall, interest expense for the twelve months ended December 31, 2004 decreased by approximately $45,000 compared to 2003. This is due to our reducing trade payables and meeting the scheduled terms. Furthermore, the note liabilities interest was reduced due in part to the reclassification of the note payable in the fourth quarter of 2003. Amortization expense for the twelve months ended December 31, 2004 increased by approximately $15,000 compared to 2003. This reflects the continual amortization of the software license along with the amortization for the launch of our Website, www.quickverse.com, during the second quarter of 2004. Amortization expense related to software development costs, which is included in cost of sales, increased approximately $220,000 for the twelve months ended December 31, 2004 compared to 2003. This is a direct result from QuickVerse® 8.0 shipping in late December 2003, Membership Plus® 8.0 shipping in January 2004, QuickVerse® PDA 2005 shipping in September 2004, and QuickVerse® 2005 shipping in early December 2004.

         Revenues

We derive revenues from the sale of packaged software products, product support and multiple element arrangements that may include any combination of these items. Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), we have delivered the product, the fee is fixed or determinable and collectibility is probable. For our packaged software products, we typically recognize revenue from the sale when we ship the product. We sell some of our products on consignment to a limited number of resellers. We recognize revenue for these consignment transactions only when the end-user sale has occurred. Service revenue resulting from technical support plans is recognized over the life of the plan which is generally one year. Revenue associated with advance payments from our customers is deferred until we ship the product or offer the support service. Revenue for software distributed electronically via the Internet is recognized when the customer has been provided with the access codes that allow the customer to take immediate possession of the software on its hardware and evidence of the arrangements exists. For revenue arrangements involving multiple products or products and services, we allocate and defer revenue for the undelivered products or products and services based on their vendor-specific objective evidence of fair value, which is generally the price charged when that product or product and service is sold separately.

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

Shipping and handling costs in connection with our software products are expensed as incurred and included in cost of sales.

Twelve Months Ended December 31	2004	% to Gross Sales	2003	% to Gross Sales	Change	%
Gross sales	$5,786,427	100%	$4,787,545	100%	$998,882	21%
Add rebate adjustments	327,575	6%	45,893	1%	281,682	614%
Less reserve for sales returns and allowances	(567,643)	(10)%	(396,788)	(8)%	(170,855)	43%
Net sales	$5,546,359	96%	$4,436,649	93%	$1,109,709	25%

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

Sales returns and allowances increased approximately $171,000 from approximately $397,000 for the year ended December 31, 2003 to approximately $568,000 for the year ended December 31, 2004 and increased as a percentage of gross sales from approximately 8% for the year ended December 31, 2003 to approximately 10% for the year ended December 31, 2004. The upward trend in sales returns and allowances as a percentage is attributable to our release of enhanced versions of QuickVerse® and Membership Plus® in late December of 2003 and January of 2004, respectively. The release of these two enhanced products resulted in an increased quantity of sales returns and allowances of prior versions as distributors and stores made shelf space during the first quarter of 2004. Furthermore, the release of QuickVerse® 8.0 in late December of 2003 was the only enhancement to the product within a three year timeframe. We released QuickVerse® 2005 earlier in the fourth quarter of 2004 with only an eleven month difference from the last enhancement. Due to the earlier release, we anticipated stores would have more time to return the previous version of QuickVerse® than compared to a year ago. Product returns during the other quarters were consistent. We anticipate the sales return and allowances as a percentage to follow a downward trend due to our focused sales efforts to the end-users and our decreased presence in the retail market, because incidents of return are lower for sales direct to the end-user than sales into the retail stores. We also wrote down a reserve for rebates payable due to a change in accounting estimate of approximately $266,000 and wrote down actual rebates payable due to an overstatement of approximately $61,000, both of which are included as an adjustment to revenue in accordance with EITF Issue No. 01-09 for the twelve months ended December 31, 2004.

        Cost of Sales

Twelve Months Ended December 31	2004	% to Gross Sales	2003	% to Gross Sales	Change	%
Direct costs	$579,946	10%	$539,595	11%	$40,351	7%
Amortization of software development costs	575,480	10%	355,283	7%	220,197	62%
Royalties	417,604	7%	264,050	6%	153,554	58%
Fulfillment	74,889	1%	43,376	1%	31,513	73%
Freight-out	172,634	3%	125,680	3%	46,954	37%
Cost of sales	$1,820,553	31%	$1,327,984	28%	$492,569	37%

Cost of sales consists primarily of royalties to third-party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package, fulfill and ship the software products. Direct costs and manufacturing overhead also include the amortized software development costs and the non-capitalized technical support wages. The direct costs and manufacturing overhead increased from 22.2% of gross revenues in 2003 to 24.3% of gross revenues in 2004. The increase resulted directly from amortization of software development costs. The amortization recognized during the twelve months ended December 31, 2003 resulted from several new software releases in 2003 including the then newly released QuickVerse® 8.0. However, the shorter timeframe between our product upgrades during the year of 2004 led to an increased amount of amortization recognized. During the twelve months ended December 31, 2004 we continued to amortize the costs associated with QuickVerse® 8.0 along with the newly released Membership Plus® 8.0, the updated release of QuickVerse® PDA 2005 and the release of QuickVerse® 2005. Fulfillment costs from a third-party warehouse and included in the manufacturing overhead costs noted above, increased approximately $32,000 as we released three major product upgrades beginning late December 2003 through December 2004. Furthermore, the direct costs and manufacturing overhead include the write downs of obsolete inventory of approximately $61,000 and approximately $32,000 for the twelve months ended December 31, 2003 and 2004, respectively. The direct costs and manufacturing overhead percentage is expected to continue at the 2004 levels as working capital remains more consistent and as more development projects are implemented in a shortened timeframe.

Royalties to third-party providers of intellectual property also increased from 5.5% of gross revenues in 2003 to 7.2% of gross revenues in 2004. The increase of royalties reflects the release of the QuickVerse® 8.0 editions in late December 2003 and the release of the QuickVerse® 2005 editions in early December 2004. Furthermore, we sold some of the older QuickVerse® versions to liquidators at a reduced price throughout the year but had no such sales during the year ended 2003. During the year ended 2004, we also renegotiated several royalty contracts which resulted in some cases in a higher royalty rate along with access to more content. The royalty rate as a percentage of gross sales is expected to increase in the future as the new QuickVerse® 2005 is released into the retail market and sales to new users are expected to increase significantly. However, upgrade sales will continue to be subject to royalties only on content additions of the upgraded version.

Software development costs are expensed as incurred as research and development until technological feasibility and marketability have been established, at which time development costs are capitalized until the software title is available for general release to customers. Software development is segregated by title and technology platform. Once a product has been successfully released, subsequent revisions and upgrades are considered development and the costs of the revision and upgrade are capitalized. Capitalized costs are amortized on a product-by-product basis using the greater of straight-line amortization over the estimated life of the product or the ratio of current revenues from the product to the total projected revenue over the life of the product. Generally, we consider technological feasibility to have been established with the release of a beta version for testing. Software development costs are summarized in the table below. The software development costs, consisting primarily of direct and indirect labor and related overhead charges, capitalized during the twelve months ended December 31, 2003 and 2004 were approximately $659,000 and approximately $692,000, respectively. Accumulated amortization of these development costs included in cost of sales totaled approximately $355,000 and approximately $575,000 for the twelve months ended December 31, 2003 and 2004, respectively. The increase in both the capitalization and amortization is a direct result of the increase in the number of development projects.

Twelve Months Ended December 31	2004	2003
Beginning balance	$584,706	$280,502
Capitalized	692,063	659,487
Amortized (cost of sales)	575,480	355,283
Ending balance	$701,289	$584,706
Research and development expense (General and administrative)	$64,653	$128,159

        Sales, General and Administrative

Twelve Months Ended December 31	2004	% to Gross Sales	2003	% to Gross Sales	Change	%
Selected expenses:
Commissions	$814,623	14%	$570,381	12%	$244,242	43%
Advertising and direct marketing	455,238	8%	240,062	5%	$215,176	90%
Marketing and customer service	10,900	0%	5,511	---%	$5,388	98%
Total sales and marketing	1,280,761	22%	815,954	17%	$464,807	57%
Research and development	64,653	1%	128,159	3%	$(63,506)	-50%
Personnel costs	1,310,506	23%	986,165	21%	$324,341	33%
Legal	71,003	1%	77,037	2%	$(6,034)	-8%
Rent	75,555	1%	51,039	1%	$24,516	48%
Telecommunications	149,443	3%	79,558	2%	$69,886	88%
Corporate services	94,000	2%	---	---%	$94,000	-
Other general and administrative costs	544,678	9%	429,276	9%	$115,402	27%
Total general and administrative	2,309,838	40%	1,751,234	37%	$558,604	32%

Operating expenses for 2004 include approximately $149,000 in non-cash expenses related to shares of common stock and warrants issued for services and approximately $30,000 in non-cash expenses related to shares of common stock issued in a settlement agreement compared with approximately $53,000 for 2003. With gross revenues increasing approximately $999,000 from 2003 to 2004, sales expenses also increased approximately $465,000 from approximately $816,000 for 2003 to approximately $1,281,000 for 2004. Included in sales expenses, commissions to a third-party telemarketing firm increased approximately $244,000 as our sales focus to the direct consumer increased along with the number of new and enhanced product releases during 2004 compared with that of 2003; advertising, and direct marketing increased approximately $215,000 as we launched a full-service online store, began marketing our products online through multiple sources, attended more retail conferences, and increased the number of new product upgrades throughout the year; and marketing and customer service costs increased approximately $5,000 as our sales efforts continue to be more focused towards the consumer instead of the retail store.

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

       Other Income and Adjustments

We recorded an adjustment to the balance of accrued royalties for the year ended December 31, 2003 in the amount of approximately $584,000. This adjustment was a result of our having reached a settlement with TLC regarding the offset credit to which we were entitled against the balance due on the 1999 license. The offset credit was related to sales made to TLC that remained in dispute until verified by an independent third-party audit of the sales and related royalty calculations. The royalty liabilities had been accrued based on our sales to TLC as originally reported and were part of the calculation of the June 30, 2001 bad debt provision totaling $2,391,000. This has been included in other income.

We also reclassified as other income proceeds totaling $650,000, and the corresponding accrued interest payable totaling approximately $217,000, that were previously recorded as an unsecured note payable. The determination to reclassify the obligation was made on the basis of the combined facts that (i) the obligation exists, if at all, solely pursuant to an oral loan agreement made over three years ago in the State of North Carolina with a representative of the party to whom the obligation was believed to have been owed, (ii) no party has ever made any demand for repayment thereof despite the fact that no payments have ever been made on the obligation, (iii) the party believed to be owed the obligation, upon inquiry, claims no record of any such obligation, and (iv) the State of North Carolina Statute of Limitations applicable to oral agreements, believed to govern the continued enforceability of the obligation, has expired.

During the year ended December 31, 2004, we recognized an approximately $1,000,000 gain from extinguishment of debt which is included in other income. The extinguishment of debt is a direct result from one-time settlment arrangements with various vendors and content providers for lump-sum payments ranging from approximately 17% to approximately 60% of balances owed at the time. Vendors who were offered the settlement had previously provided services and/or goods to us, and the content providers were owed royalties from us. We do not anticipate this to be a recurring event in the future. Below is a list of the vendors and content providers who we settled with:

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

Furthermore during the year ended December 31, 2004, we incurred approximately $155,000 in expenses related to a settlement agreement with Swartz Private Equity, an institutional private equity investor, for early termination of the agreement. As part of a settlement agreement, we issued 295,692 shares of common stock and paid a cash lump sum of $125,000. The shares were valued at $0.10 per share. This has been included in other adjustments.

        Amortization

Amortization expense increased approximately $15,000 for the twelve months ended December 31, 2004. The software license acquired from TLC in July of 1999 is amortized over a 10 year useful life. Amortization expense for 2004 reflects the continual amortization of the software license along with the amortization for the launch of our new Website, www.quickverse.com, during the second quarter of 2004.

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

    LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had $1,551,447 in current assets, $1,383,143 in current liabilities and a retained deficit of $5,879,159. We had income before income taxes of $364,128 and a net income after income taxes of $1,379,987 for the year ended December 31, 2004. Operating expenses for 2004 included approximately $149,000 in non-cash expenses related to shares of common stock and warrants issued for services and approximately $30,000 in non-cash expenses related to shares of common stock issued in a settlement agreement. Other income for 2004 included approximately $1,000,000 from extinguishment of debt. See “Results Of Operations” above.

Cash Flows for Twelve Months Ended December 31	2004	2003	Change
Cash flows provided (used) by operating activities	$(643,668)	$882,221	$(1,525,889)
Cash flows (used) by investing activities	$(746,932)	$(814,457)	$67,525
Cash flows provided (used) by financing activities	$1,690,291	$(64,747)	$1,755,038

Net cash provided by operating activities was approximately $882,000 for the year ended December 31, 2003 and net cash used by operating activities was approximately $644,000 for the year ended December 31, 2004. The increase in cash used was primarily due to an increase in the amounts paid to suppliers and employees which would include all royalty payments to our content providers.

Net cash used in investing activities was approximately $814,000 and $747,000 for the years ended December 31, 2003 and 2004, respectively. The decrease in cash used for investing activities results from our merchant banker reserving cash for a potential increase in credit card chargebacks due to increased purchases during the year ended December 31, 2003, and then refunding or holding only half of that original reserve in cash during the year ended December 31, 2004.

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

On July 19, 2004, we completed an equity financing in the amount of $1,750,000 through a private placement with Barron Partners. Under the terms of the agreement, Barron purchased 21,875,000 restricted shares of common stock at a price of $0.08 per share. In addition, according to the terms of the agreement, Barron received two warrants to purchase common stock. The first warrant entitles the holder to purchase up to 10,937,500 shares of common stock at a price of $0.18 per share and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of common stock at a price of $0.60 per share. The original terms of the agreement called for the exercise price associated with each of the warrants to be subject to adjustment based on the occurrence or non-occurrence of certain events. An amendment to the Barron Partners, LP Stock Purchase Agreement was entered into on September 30, 2004 which removed these provisions. See Exhibits 10.10, 10.11, 10.12 and 10.13.

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

In July 2004, we made the final payment to Zondervan for $100,000 plus 5% simple interest. This payment completed all of our obligations that were previously outlined in the settlement with The Zondervan Corporation and TLC dated October 2003. See Note 16 - Commitments and Contingencies. In addition, according to the settlement agreement, the term of the 1999 license has been effectively extended indefinitely. However, we continue to amortize the license using the original 10 year economic life.

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

    GENERAL BUSINESS RISKS

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

As of June 30, 2005, and as a result of historical losses in prior years, our accumulated deficit was $5,967,127. The fact that we maintain an accumulated deficit, as well as the extent of our accumulated deficit relative to recent earnings, negatively affects our ability to borrow funds because lenders generally view an accumulated deficit as a negative factor in evaluating creditworthiness. Any inability on our part to borrow funds if and when required, or any reduction in the favorability of the terms upon which we are able to borrow funds if and when required, including amount, applicable interest rate and collateralization, would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

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

As of the date of this filing, the registration statement filed on November 22, 2004 had not yet been declared effective. Pursuant to a tentative agreement reached with Barron Partners in relation to the associated accruing penalties, we agreed in May to, and did, pay Barron Partners an amount in cash equal to $100,000 in order to toll the accrual of further penalties until June 21, 2005. Since June 21, 2005, however, penalties have continued to accrue as we have experienced ongoing delays in effectiveness of the registration statement due principally to ongoing efforts made necessary by our determination to restate certain of our historical financials information. Although there can be no assurance, management is hopeful that we will be able to cause the registration statement to be declared effective within the next several months and that, because of their interest in our financial prosperity, we will be able to obtain an agreement with Barron Partners with respect to accruing penalties such that any amounts owed by us as of the time the registration statement is declared effective can be paid by us in installments over time on the basis of a schedule that we will be able to meet without undue financial hardship. If we are unsuccessful in causing the registration statement to be declared effective by the SEC in the near future, however, it is likely to have a very material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

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

Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
February 18, 2005 except Note 19
dated August 19, 2005

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

		2004	2003
		(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents		$341,359	$41,668
Accounts receivable, trade (Note 2)		566,819	365,803
Inventories (Note 3)		234,000	272,600
Deferred income taxes, net (Note 8)		300,191	---
Other current assets		109,078	21,920
Total current assets		1,551,447	701,991
Property and equipment, net (Note 4)		131,019	65,603
Software license, net (Note 5)		2,265,783	2,769,291
Capitalized software development costs, net (Note 1)		701,289	584,706
Deferred income taxes, net (Note 8)		157,840	---
Restricted cash		50,354	100,354
Other assets		94,101	63,818
Total assets		$4,951,833	$4,285,763

Liabilities and stockholders’ equity
Current liabilities:
Notes payable (Note 6)	$	---	$89,999
Current maturities of long-term debt (Note 7)		35,495	126,876
Accrued royalties		287,514	1,499,006
Accounts payable, trade		621,804	989,354
Accrued payroll		209,984	216,767
Reserve for sales returns		100,180	57,572
Rebates payable		29,561	357,451
Payroll taxes payable		8,235	221,600
Other current liabilities		90,370	89,554
Total current liabilities		1,383,143	3,648,179
Long-term debt (Note 7)		42,972	73,763
Deferred income taxes, net (Note 8)		157,840	717,151
Commitments and contingencies (Note 18)
Stockholders’ equity (Note 9):
Preferred stock, $.001 par value
5,000,000 shares authorized
Series A: -0- and 11,400 shares issued and outstanding, respectively		---	11
Series B: -0- and 40,000 shares issued and outstanding, respectively		---	40
Common stock, $.001 par value
120,000,000 and 50,000,000 shares authorized, respectively
48,619,855 and 21,011,438 shares issued and outstanding, respectively		48,620	21,011
Paid-in capital		9,198,417	7,080,629
Retained (deficit)		(5,879,159)	(7,255,021)
Total stockholders’ equity		3,367,878	(153,330)
Total liabilities and stockholders’ equity		$4,951,833	$4,285,763

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2004	2003
	(Restated)	(Restated)

Revenues, net of reserves and allowances (Notes 11 and 19)	$5,546,359	$4,436,649
Cost of sales (Note 19)	1,820,553	1,327,983
Gross profit	3,725,806	3,108,666
Operating expenses:
Sales and marketing	1,280,761	815,954
General and administrative	2,309,838	1,751,234
Bad debt expense	22,778	23,208
Amortization expense	519,850	504,427
Depreciation expense	44,478	43,224
Total operating expenses	4,177,705	3,138,047
(Loss) from operations	(451,899)	(29,381)
Interest income	1,378	9,727
Other income (Note 10)	1,011,366	1,458,121
Other adjustments (Note 10 )	(154,569)	---
(Loss) on disposition of assets	(141)	(2,659)
Interest expense	(42,007)	(87,144)
Income before income taxes	364,128	1,348,664
Provision for income taxes (Note 8)	1,015,859	226,461
Net income	$1,379,987	$1,575,125

Basic earnings per share (Note 12):
Basic	$0.04	$0.08
Diluted	$0.04	$0.07

Weighted average shares outstanding (Note 12):
Basic	34,520,754	20,411,438
Diluted	35,195,840	22,365,438

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Retained
	Preferred Stock				Common Stock		Paid-In	Earnings
		Series A		Series B	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2002 (Restated)		$11		$40	19,811,438	$19,811	$7,029,079	$(8,830,146)	$(1,781,205)
Common stock issued for services		---		---	1,200,000	1,200	51,550	---	52,750
Net income, December 31, 2003 (Restated)		---		---	---	---	---	1,575,125	1,575,125
Balance, December 31, 2003 (Restated)		$11		$40	21,011,438	$21,011	$7,080,629	$(7,255,021)	$(153,330)
Common stock issued for services		---		---	2,774,105	2,774	100,445	---	103,219
Common stock warrants issued for services		---		---	---	---	75,715	---	75,715
Common stock cancelled		---		---	(48,387)	(48)	48	---	---
Preferred Series A common stock dividend		---		---	56,356	56	4,069	(4,125)	---
Conversion of preferred stock		(11)		(40)	484,677	485	(434)	---	---
Common stock and warrants issued in connection with
private placement, net of $51,047 of issuance costs		---		---	21,875,000	21,875	1,677,078	---	1,698,953
Conversion of notes payable		---		---	2,466,666	2,467	260,867	---	263,334
Net income, December 31, 2004 (Restated)		---		---	---	---	---	1,379,987	1,379,987
Balance, December 31, 2004 (Restated)	$	---	$	---	48,619,855	$48,620	$9,198,417	$(5,879,159)	$3,367,878

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2004	2003
	(Restated)	(Restated)

Cash flows from operating activities:
Cash received from customers	$5,062,396	$4,228,649
Cash paid to suppliers and employees	(5,673,088)	(3,364,838)
Other operating receipts	9,276	7,977
Interest paid	(37,928)	(43,203)
Interest received	1,378	9,727
Income taxes (paid) refunded	(5,702)	43,909
Net cash provided (used) by operating activities	(643,668)	882,221
Cash flows from investing activities:
Acquisition of property, plant and equipment	(58,247)	(18,433)
Software development costs	(692,063)	(659,486)
Website development costs	(31,838)	(35,684)
Deposits refunded (paid)	35,216	(100,854)
Net cash (used) by investing activities	(746,932)	(814,457)
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	(20,935)	14,657
Payments made on long-term notes payable	(227,727)	(79,404)
Proceeds from convertible notes payable	240,000	---
Proceeds from issuance of stock and warrants	1,750,000	---
Stock offering costs paid	(51,047)	---
Net cash provided (used) by financing activities	1,690,291	(64,747)
Net increase in cash and cash equivalents	299,691	3,017
Cash and cash equivalents, beginning of year	41,668	38,651
Cash and cash equivalents, end of year	$341,359	$41,668

Reconciliation of net income to cash flows from operating activities:
Net income	$1,379,987	$1,575,125
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Software development costs amortized	575,481	355,282
Stock and warrants issued for services	178,929	52,750
Rebate reserve adjustment	(266,301)	---
Provision for bad debts	22,778	23,208
Depreciation & amortization	564,328	547,651
Debt forgiveness	(1,002,090)	(650,000)
Loss on disposal of property, plant and equipment	141	2,659
Change in assets and liabilities:
(Increase) in accounts receivable	(223,794)	(160,770)
Decrease in inventories	38,600	144,100
(Increase) decrease in refundable income taxes	(2,948)	43,909
(Increase) decrease in prepaid expenses	(84,211)	20,869
(Decrease) in accrued royalties	(324,360)	(631,607)
Increase (decrease) in accounts payable	(271,198)	81,793
(Decrease) in income taxes payable	(1,270)	---
(Decrease) in deferred taxes	(1,017,343)	(226,463)
(Decrease) in other liabilities	(210,397)	(296,285)
Net cash provided (used) by operating activities	$(643,668)	$882,221

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

On April 30, 1999, we acquired Findex Acquisition Corporation, a Delaware corporation in a stock-for-stock transaction and our name of was changed to Findex.com, Inc. Findex Acquisition Corporation is a wholly-owned subsidiary without current business operations. It was incorporated on February 19, 1999 and acquired FinSource Ltd., a Delaware corporation in April 1999, in a stock-for-stock transaction. The mergers with Findex Acquisition Corporation and FinSource were treated as reorganization mergers with the accounting survivor being FinSource.

On March 7, 2000, we acquired Reagan Holdings, Inc., a Delaware corporation in a stock-for-stock transaction. Reagan was incorporated on July 27, 1999 and is a wholly-owned subsidiary without current business operations.

We are a retail, wholesale and Internet supplier of personal computer software products to business and religious organizations and individuals around the world. In July 1999, we completed a license agreement with Parsons Technology, Inc., a subsidiary of TLC Multimedia, LLC, formerly Mattel Corporation, for the Parsons Church Division of Mattel. In so doing, we obtained the right to market, sell and continue to develop several Bible study software products. We develop and publish church and Bible study software products designed to simplify biblical research and streamline church office tasks.

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

We sell a majority of our products to end-users through distributors, Christian bookstores, Internet and direct marketing efforts. Although we attempt to prudently manage and control accounts receivable and perform ongoing credit evaluations in the normal course of business, we generally require no collateral on our product sales. During the years ended December 31, 2004 and 2003, we had no major customers that individually accounted for 10% or more of the annual sales.

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

    INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives. All intangible assets are tested for impairment annually during the fourth quarter.

    SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $1,748,735 and $1,056,672, less accumulated amortization of $1,047,446 and $471,966 at December 31, 2004 and 2003, respectively.

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

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $64,653 and $128,159 for the years ended December 31, 2004 and 2003, respectively.

We capitalize costs related to the development of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software obtained for internal use has generally been enterprise level business and finance software that we customize to meet our specific operational needs. We have not sold, leased, or licensed software developed for internal use to our customers and have no intention of doing so in the future.

We capitalize costs related to the development and maintenance of our Website in accordance with FASB’s EITF Issue No. 00-2, Accounting for Website Development Costs. Under EITF Issue No. 00-2, costs expensed as incurred are as follows:

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

        Multiple Element Arrangements

We also enter into certain revenue arrangements for which we are obligated to deliver multiple products or products and services (multiple elements). For these arrangements, which include software products, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value. VSOE is generally the price charged when that element is sold separately.

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

We recognize revenue related to the delivered products or services only if: (i) the above revenue recognition criteria are met; (ii any undelivered products or services are not essential to the functionality of the delivered products and services; (iii) payment for the delivered products or services is not contingent upon delivery of the remaining products or service; and (iv) we have an enforceable claim to receive the amount due in the event that we do not deliver the undelivered products or services.

        Shipping and Handling Costs

We record the amounts we charge our customers for the shipping and handling of our software products as product revenue and we record the related costs as cost of sales on our consolidated statements of operations.

        Customer Service and Technical Support

Customer service and technical support costs include the costs associated with performing order processing, answering customer inquiries by telephone and through Websites, e-mail and other electronic means, and providing technical support assistance to our customers. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. The technical support is provided within one year after the associated revenue is recognized and free product enhancements (bug fixes) are minimal and infrequent. We accrue the estimated cost of providing this free support upon product shipment and are recorded as cost of sales.

    ADVERTISING

Advertising costs, including direct response advertising costs, are charged to operations as incurred. We have determined that direct response advertising costs are insignificant. Total advertising costs for the years ended December 31, 2004 and 2003 were approximately, $448,000 and $240,000, respectively.

    STOCK-BASED COMPENSATION

As permitted under SFAS No. 123, Accounting for Stock-based Compensation, and amended under SFAS No. 148, Accounting for Stock-based Compensation-Transition and Disclosure, we have elected to follow the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based awards to employees (see Note 13) and, accordingly, does not recognize compensation cost when employee stock-option grants are made at fair-market value.

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

When discontinued operations, extraordinary items, and/or the cumulative effect of an accounting change are present, income before any of such items on a per share basis represents the “control number” in determining whether potential shares of common stock are dilutive or anti-dilutive. Thus, the same number of potential shares of common stock used in computing diluted EPS for income from continuing operations is used in calculating all other reported diluted EPS amounts. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be anti-dilutive. In addition, certain options and warrants are considered anti-dilutive because the exercise prices were above the average market price during the period. Anti-dilutive shares are not included in the computation of diluted EPS, in accordance with SFAS No. 128.

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

At December 31, 2004, Office equipment contained telephone equipment under a capital lease obligation with a cost basis of $51,788. See Notes 7 and 14.

NOTE 5 - SOFTWARE LICENSE, net (Restated)

In July 1999, we completed an exclusive license agreement with Parsons Technology, Inc., a subsidiary of The Learning Company, Inc. (“TLC”), for the perpetual and fully-paid up right and license to publish, use, distribute and sublicense the programs incorporating the trademarks (i.e. QuickVerse, Membership Plus) throughout the world and also in the licensed media, for sale, resale and/or license to churches or other places of worship, religious schools and companies or individuals for which the majority of sales revenue is derived from sales of religious, Christian or Bible products (the “Church Channel”). In addition, the license agreement provided us the non-exclusive, perpetual and fully-paid up right and license to publish, use, distribute and sublicense the programs incorporating the trademarks throughout the world and also in the licensed media, for sale, resale and/or license into all channels other than the Church Channel. This original license agreement carried a 10 year economic life.

During the year ended December 31, 2002 we reached tentative settlement in a dispute with TLC which called for the extension of the term of the license from 10 years to 50 years.

On October 20, 2003, we reached settlement in a dispute with The Zondervan Corporation and TLC which extended indefinitely the term of the software license agreement.

As required by SFAS No. 142, management periodically evaluates the remaining useful life of the license agreement and revises the amortization period if it is determined that the useful life is longer or shorter than originally estimated. Amortization expense, determined using the straight-line method, has been calculated using the original 10 year economic life. The software license is tested for impairment annually during the fourth quarter.

At December 31, 2004 and 2003, the software license consisted of the following:

	2004	2003

Software license cost	$5,135,574	$5,135,574
Less: Accumulated amortization	2,869,791	2,366,283
Software license, net	$2,265,783	$2,769,291

Amortization expense related to this intangible asset was $503,508 for both years. Amortization expense for the next five years is expected to be $503,508 each year through 2008 and $251,751 for 2009. See Note 19 - Restatement and Reclassification.

NOTE 6 - NOTES PAYABLE

At December 31, 2004 and 2003, notes payable consisted of the following:

		2004	2003

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 666,667 restricted shares of common stock.	$	---	$33,333

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 666,667 restricted shares of common stock.		---	33,333

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 466,666 restricted shares of common stock. See Notes 15 and 18.		---	23,333
Notes payable	$	---	$89,999

In September 2004, we borrowed a total of $240,000 from two individuals. Both notes were unsecured, carried an annual interest rate of 7.5%, were due August 2005, and were convertible at the option of the holder into a total of 2,000,000 restricted shares of common stock. Both notes were converted in November 2004 at the election of the respective holder. See Notes 9 and 15.

During the year ended December 31, 2003, we reclassified as other income (see Note 10) proceeds totaling $650,000, and the corresponding accrued interest payable, received in late 1999 and early 2000 that were previously recorded as an unsecured note payable.

NOTE 7 - LONG-TERM DEBT

At December 31, 2004 and 2003, long-term debt consisted of the following:

	2004	2003

Unsecured term note payable to a corporation due October 2004 in monthly installments of $5,285, including interest at 8%.	$26,679	$53,975

Term note payable to a corporation due December 2005 in monthly installments of $6,833, including interest at 8%. Secured by inventory. See Notes 3 and 10.	---	146,664

Capital lease obligation payable to a corporation due November 2009 in monthly installments of $1,144, including interest at 11.7%. Secured by telephone equipment. See Notes 4 and 14.	51,788	---
	78,467	200,639
Less: Current maturities	35,495	126,876
Long-term debt	$42,972	$73,763

Principal maturities at December 31, 2004 are as follows:

2005	$35,495
2006	9,186
2007	10,318
2008	11,591
2009	11,877
Total	$78,467

NOTE 8 - INCOME TAXES (Restated)

The provision (benefit) for taxes on income from continuing operations for the years ended December 31, 2004 and 2003 consisted of the following:

		2004		2003

Current:
Federal	$	---	$	---
State		1,484		---
		1,484		---
Deferred:
Federal		(1,009,939)		(185,213)
State		(7,404)		(41,248)
		(1,017,343)		(226,461)
Total tax provision (benefit)		$(1,015,859)		$(226,461)

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2004	2003

Expense at Federal statutory rate - 34%	$123,804	$458,546
State tax effects, net of Federal taxes	(3,907)	(27,224)
Nondeductible expenses	33,636	1,764
Taxable temporary differences	(100,005)	185,213
Deductible temporary differences	18,409	(4,449)
Deferred tax asset valuation allowance	(1,087,796)	(840,311)
Income tax benefit	$(1,015,859)	$(226,461)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our total and net deferred tax assets, deferred tax asset valuation allowances and deferred tax liabilities at December 31, 2004 and 2003 are as follows:

For the year ended December 31, 2004	Federal	State	Total

Current Deferred Income Taxes
Reserve for sales returns	$34,061	$8,014	$42,075
Reserve for technical support costs	13,362	3,144	16,506
Accrued compensation costs	50,734	11,937	62,671
Deferred revenue	14,807	3,484	18,291
Reserve for bad debts	6,120	1,440	7,560
Operating loss carryforwards	285,600	1,054	286,654
	404,684	29,073	433,757
Less: Valuation allowance	129,005	4,561	133,566
Deferred income tax asset, net	$275,679	$24,512	$300,191

Non-current Deferred Income Taxes
Property and equipment, net	$2,312	$544	$2,856
Reorganization costs	1,700	400	2,100
State deferred tax liabilities	53,665	---	53,665
Operating loss carryforwards	2,513,102	3,957	2,517,059
	2,570,779	4,901	2,575,680
Less: Valuation allowance	1,732,382	4,901	1,737,283
Deferred income tax asset, net	838,397	---	$838,397
Software development costs	(238,438)	(56,103)	$(294,541)
Website costs	(23,020)	(5,416)	(28,436)
Software license fees	(409,360)	(96,321)	(505,681)
State deferred tax assets	(9,739)	---	(9,739)
Deferred income tax liability	(680,557)	(157,840)	$(838,397)
Deferred income tax asset, net	$157,840
Deferred income tax liability, net		$(157,840)

For the year ended December 31, 2003		Federal		State		Total

Current Deferred Income Taxes
Reserve for sales returns		$19,574		$4,606		$24,180
Reserve for technical support costs		12,580		2,960		15,540
Accrued compensation costs		60,781		14,301		75,082
Reserve for bad debts		6,460		1,520		7,980
Operating loss carryforwards		102,000		24,000		126,000
		201,395		47,387		248,782
Less: Valuation allowance		201,395		47,387		201,395
Deferred income tax asset, net	$	---	$	---	$	---

Non-current Deferred Income Taxes
Property and equipment, net		$614		$144		$758
Reorganization costs		11,900		2,800		14,700
State deferred tax liabilities		46,444		---		46,444
Operating loss carryforwards		2,477,323		684,932		3,162,255
		2,536,281		687,876		3,224,157
Less: Valuation allowance		2,536,281		687,876		3,224,157
Deferred income tax asset, net	$	---	$	---		---
Software license fees		$(580,551)		$(136,600)		(717,151)
Deferred income tax liability		$(580,551)		$(136,600)		(717,151)
Deferred income tax liability, net						$(717,151)

A valuation allowance has been recorded primarily related to tax benefits associated with income tax operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable. At December 31, 2001, in accordance with SFAS No. 109, Accounting for Income Taxes, management established the valuation allowance equal to the total deferred tax assets due to the uncertainty about our ability to continue as a going concern. At December 31, 2004, management adjusted the amount of valuation allowance based on the assessment that we will continue as a going concern and will produce sufficient income in the future to realize our net deferred tax asset. The valuation allowance for deferred tax assets was decreased by $1,602,090 during the year ended December 31, 2004 and decreased by $231,911 during the year ended December 31, 2003.

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

See Note 19 - Restatement and Reclassification.

NOTE 9 - STOCKHOLDERS’ EQUITY (Restated)

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

In July 2004, the holders of 11,400 shares of Series A Preferred Stock and the holders of 40,000 shares of Series B Preferred Stock elected to convert such shares into 218,000 shares of common stock and 266,667 shares of common stock, respectively. In addition, the holders converted $4,125 unpaid accumulated Series A Preferred Stock dividends into 56,353 shares of common stock.

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

    COMMON STOCK OPTIONS

In June 2003, we granted an employee 500,000, fully vested stock options with an exercise price of $0.05 per share. These options expire in June 2013. In addition, 667 unvested stock options with an exercise price of $1.00 and 6,250 unvested stock options with an exercise price of $0.11 were forfeited upon termination and 16,250 vested stock options with an exercise price of $1.00 and 30,000 vested stock options with an exercise price of $0.11 expired after termination. There was no effect on the financial statements resulting from these transactions. See Note 13.

In July 2004, we cancelled 190,200 vested stock options with an exercise price of $1.00 per share and 525,000 vested stock options with an exercise price of $1.03 per share. In addition, 100,000 vested stock options with an exercise price of $0.11 were voluntarily forfeited by management and 1,333 vested stock options with an exercise price of $1.00 and 38,750 vested stock options with an exercise price of $0.11 expired after termination. We apply APB Opinion No. 25 and related interpretations in accounting for our stock options. Accordingly, no compensation cost has been recognized for these stock options and therefore, there was no effect on the financial statements resulting from these cancellations. See Note 13. We did not grant any options or other stock-based awards to any of the individuals for which the options were canceled, during the six months prior to and after the option cancellation.

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

In November 2004, we issued two warrants to purchase shares of common stock in connection with a private placement with a New York based private investment partnership. The first warrant entitles the holder to purchase up to 10,937,500 shares of common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of common stock at a price of $0.60 per share. These warrants are accounted for as stock rights and have been valued at $576,042 each ($1,152,084 total) using the Black-Scholes valuation method and allocated based on paragraph 16 of APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. These warrants are accounted for as rights and were issued on November 10, 2004. The fair value of each warrant was estimated on the date of grant with the following assumptions:

	Warrant A	Warrant B

Expected term - years	3	5
Expected dividend yield	0%	0%
Expected stock price volatility	490%	490%
Risk-free interest rate	3.80%	3.80%

See Note 19 - Restatement and Reclassification.

    SERIES A CONVERTIBLE PREFERRED STOCK

The rights, preferences and privileges of our Series A Preferred Stock, none of which currently remain outstanding, were as follows:

        Dividends

Holders of Series A Preferred Stock were entitled to receive common stock dividends of $0.50 per share per annum, in preference to any payment of cash dividends declared or paid on shares of common stock. Dividends on Series A Preferred Stock were fully cumulative and was payable as determined by our board of directors. As of December 31, 2004, no dividends had been declared. Series A Preferred Stock dividends, however, were paid to a stockholder as a conversion incentive.

        Liquidation

Holders of Series A Preferred Stock were entitled to liquidation preferences over common stockholders to the extent of $10.00 per Series A Preferred share, plus all declared but unpaid dividends. If funds were sufficient to make a complete distribution to the preferred stockholders, such stockholders would have shared in the distribution of our assets on a pro rata basis in proportion to the aggregate preferential amounts owed each stockholder. After payment would have been made to the preferred stockholders, any remaining assets and funds would have been distributed equally among the holders of our common stock based upon the number of shares of common stock held by each.

        Conversion

Each share of Series A Preferred Stock would have been convertible into shares of common stock at the rate of 10 shares of common stock for each share of Series A Preferred Stock, subject to adjustment.

During the year ended December 31, 2004, all shares of Series A Preferred Stock were converted into shares of common stock.

Redemption

At the election of our board of directors, we were able to redeem all or part of the shares of the Series A Preferred Stock at any time (pro rata based upon the total number of shares of the Preferred Stock held by each holder) by paying in cash a sum per share equal to $10.00 plus accrued and unpaid dividends per annum.

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

Liquidation

The Series B Preferred stockholders were entitled to a liquidation preference in an amount equal to the dividends accrued and unpaid, whether or not declared, without interest, and a sum equal to $20.00 per share before any payment was to be made or any assets distributed to the holders of our common stock or any other class or series of our capital stock ranking junior as to liquidation rights to the Series B Preferred Stock.

        Conversion

Each share of Series B Preferred Stock had been convertible into shares of common stock at the rate of 1 share of common stock for each share of Series B Preferred Stock, subject to adjustment.

During the year ended December 31, 2004, all shares of Series B Preferred Stock were converted into shares of common stock.

        Redemption

Subject to restrictions, shares of the Series B Preferred Stock were redeemable at our option at any time at the redemption price of $20.00 per share plus, in each case, an amount equal to the dividends accrued and unpaid thereon to the redemption date. We did not have the right to redeem any shares of Series B Preferred Stock unless the current market value of our common stock immediately prior to the redemption date was not less than $18.00 per share.

Voting Rights

The holder of each share of Series B Preferred Stock was not entitled to vote, except as required by law and as a class. Voting as a class, the holders were entitled to elect one director to fill one directorship.

NOTE 10 - OTHER INCOME AND ADJUSTMENTS (Restated)

We recorded an adjustment to the balance of accrued royalties for the year ended December 31, 2003 in the amount of $583,628. This adjustment was a result of our having reached a settlement with TLC regarding the offset credit to which we were entitled against the balance due on the 1999 license. The offset credit was related to sales made to TLC that remained in dispute until verified by an independent third-party audit of the sales and related royalty calculations. The royalty liabilities had been accrued based on our sales to TLC as originally reported and were part of the calculation of the June 30, 2001 bad debt provision totaling $2,391,000. This has been included in other income.

During the year ended December 31, 2003, we reclassified as other income - proceeds totaling $650,000, and the corresponding accrued interest payable totaling $216,516, that were previously recorded as an unsecured note payable. The proceeds were originally recorded as an unsecured note payable based upon an oral understanding with an employee of a third-party consultant in 1999. We had historically accrued interest on the outstanding balance at 9%, the rate deemed reasonable by management at the time of the oral agreement. We continued to accrue interest on the proceeds until we made the determination to reclassify the proceeds and accumulated accrued interest (from December 1999 through September 2003). The determination to reclassify the obligation, and related accrued interest, was made on the basis of the combined facts that (i) the obligation exists, if at all, solely pursuant to an oral loan agreement made over three years ago (in 1999) in the State of North Carolina with a representative of the party to whom the obligation was believed to have been owed, (ii) no party has ever made any demand for repayment thereof despite the fact that no payments have ever been made on the obligation, (iii) the party believed to be owed the obligation, upon inquiry, claims no record of any such obligation, and (iv) the State of North Carolina Statute of Limitations applicable to oral agreements, believed to govern the continued enforceability of the obligation, has expired. This transaction has been reflected in the Consolidated Statements of Cash Flows as “Debt forgiveness” and “(Decrease) in other current liabilities”.

During the year ended December 31, 2004, we settled with various vendors and content providers for lump-sum payments ranging from approximately 17% to approximately 60% of balances owed. The difference between the balance owed and the settlement amount, totaling $1,002,090, has been treated as gain from extinguishment of debt and included in other income.

During the year ended December 31, 2004, we settled an agreement with Swartz Private Equity, an institutional private equity investor, for early termination of the agreement. We issued 295,692 shares of common stock valued at $0.10 per share and paid a cash lump sum of $125,000. A total of $154,569 has been treated as expenses incurred in a withdrawn public offering. See Note 9. This has been included in other adjustments.

See Note 19 - Restatement and Reclassification.

NOTE 11 - REBATE RESERVE ADJUSTMENT (Restated)

During the year ended December 31, 2004, we recorded an adjustment to the rebates reserve in the amount of $266,301. The reserve balance properly reflects open rebate programs and the estimated balance of each that management expects to pay. This adjustment resulted from an internal review of the amount owed and our ability to reach the intended rebate recipients and properly reflects historical response rates. This has been recognized as an adjustment to revenue in accordance with EITF Issue No. 01-09.

See Note 19 - Restatement and Reclassification.

NOTE 12 - EARNINGS PER COMMON SHARE (Restated)

Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options (see Note 13), assuming that we reinvested the proceeds to purchase additional shares at market value.

The following table shows the amounts used in computing earnings per common share and the effect on income and the average number of shares of dilutive potential common stock:

For the Year Ended December 31	2004	2003

Net Income	$1,379,987	$1,575,125
Common stock dividend on Preferred Series A	(4,125)	---
Net income available to common shareholders	$1,375,862	$1,575,125

Basic weighted average shares outstanding	34,520,754	20,411,438
Dilutive effect of:
Stock options	429,824	---
Convertible notes payable	---	1,800,000
Convertible Preferred Series A	---	114,000
Convertible Preferred Series B	---	40,000
Warrants	245,262	---
Diluted weighted average shares outstanding	35,195,840	22,365,438

A total of 24,315,000 and 4,075,273 dilutive potential securities for the years ended December 31, 2004 and 2003, respectively, have been excluded from the computation of diluted earnings per common share, as their inclusion would be anti-dilutive.

See Note 19 - Restatement and Reclassification.

NOTE 13 - STOCK-BASED COMPENSATION (Restated)

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

	2004	2003

Net income, as reported	$1,379,987	$1,575,125
Pro Forma compensation charge under SFAS No. 123	---	(59,722)
Pro Forma net income	$1,379,987	$1,515,403

Earnings per share:
Basic - as reported	$0.04	$0.08
Basic - pro forma	$0.04	$0.07

Diluted - as reported	$0.04	$0.07
Diluted - pro forma	$0.04	$0.07

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	490%
Risk-free interest rate	3.80%

Activity under our stock option plans is summarized as follows:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2002	2,843,450	$0.33
Granted	500,000	$0.05
Exercised	---	---
Expired or forfeited	(53,167)	$0.39
Canceled	---	---
Balance at December 31, 2003	3,290,283	$0.29
Granted	---	---
Exercised	---	---
Expired or forfeited	(140,083)	$0.12
Canceled	(715,200)	$1.02
Balance at December 31, 2004	2,435,000	$0.09

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

See Note 19 - Restatement and Reclassification.

NOTE 14 - RENTAL AND LEASE INFORMATION

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

The following table summarizes property held under capital leases at December 31, 2004:

Office equipment	$51,788
Less: Accumulated depreciation	1,726
Net property and equipment under capital lease	$50,062

Minimum future lease payments under capital leases as of December 31, 2004 for each of the next five years and in the aggregate, are:

2005	$14,870
2006	13,726
2007	13,726
2008	13,726
2009	12,582
Total minimum lease payments	68,630
Less: Amount representing interest	16,842
Total obligations under capital lease	51,788
Less: Current installments of obligations under capital lease	8,816
Long-term obligation under capital lease	$42,972

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION (Restated)

We incurred the following non-cash investing and financing activities during the years ended December 31, 2004 and 2003, respectively:

	2004		2003

Property and equipment acquired under capital lease	$51,788	$	---
Conversion of notes payable into common stock. See Note 6.	$263,334	$	---
Common stock dividend on Preferred Series A	$4,125	$	---
Preferred stock converted into common stock	$470	$	---
Common stock and warrants issued for services	$178,929		$52,750

See Note 19 - Restatement and Reclassification.

NOTE 16 - COMMITMENTS AND CONTINGENCIES (Restated)

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

In October 2001, due to a shortage in working capital, we fell in arrears with certain royalty payments due under the Parsons Agreements. Thereafter we became party with, among others, Zondervan, Parsons and Riverdeep, to a court supervised mediation arising out of a content royalty claim. A multi-party settlement was reached on October 20, 2003, providing for our payment to Zondervan of $500,000 plus 5% simple interest in installments over a period of nine months from November 2003 to July 2004, as well as for the destruction of all inventory containing Zondervan-owned content. We have fully complied with the terms of the agreement and, upon satisfaction, received a covenant in perpetuity with respect to our rights under the Parsons Agreement, effectively extending the agreement indefinitely.

We were in arrears with the Internal Revenue Service for back payroll taxes and had been paying the payroll taxes in monthly installments previously approved by the Internal Revenue Service. In July of 2004, we paid all back payroll taxes that were due to the Internal Revenue Service and remain current with all payroll tax deposits and filings.

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our net income (3% total). We accrue this bonus on a quarterly basis.

We reduced our reserve for rebates payable based, in part, on our ability to meet the financial obligation of claims carried forward from our last rebate program in 2001. As such, we may have a legal obligation to pay rebates in excess of the liability recorded.

On July 19, 2004, we entered into a certain Stock Purchase Agreement pursuant to which we agreed to issue and sell 21,875,000 restricted shares of our common stock to Barron Partners, LP, a New York based institutional investor, at a price of $0.08 per share. Under the terms of transaction, Barron received two of our common stock purchase warrants. The first warrant entitles the holder, for a period of up to five years, to purchase up to 10,937,500 common shares at a price of $0.18 per share.  The second warrant entitles the holder, also for a period of up to five years, to purchase up to 10,937,500 additional common shares at a price of $0.60 per share.

As part of the financing transaction, we also entered into a certain Registration Rights Agreement with Barron pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under the warrants. On November 22, 2004, we filed a registration statement on Form SB-2 covering the shares issued to Barron, as well as the shares underlying the warrants issued to Barron. Under the terms of the Registration Rights Agreement, as amended, we had until April 22, 2005 to cause such registration statement to be declared effective by the SEC. In accordance with the terms of the Registration Rights Agreement, any delays in meeting this obligation subjected us to liability to Barron in an amount equal to $1,726 per day for the duration of any such delay.

See Note 19 - Restatement and Reclassification.

NOTE 17 - RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We are dependent upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to us, operations could be adversely affected.

NOTE 18 - SUBSEQUENT EVENTS

Subsequent to December 31, 2004 we restored a stale check (outstanding more than six months) in the amount of $23,333 to unrestricted cash. The stale check was issued to a corporation as payment in full of a note payable (see Note 6). Communication with the payee resulted in conversion of the note into 466,666 shares of common stock. The transaction has been reflected in unrestricted cash, common stock and paid-in capital at December 31, 2004. We have stopped payment on the check.

As of the date of this filing, the registration statement filed on November 22, 2004 had not yet been declared effective. Pursuant to an agreement reached with the New York based private investment partnership in relation to the associated accruing penalties, we have agreed to pay the New York based private investment partnership an amount in cash equal to $100,000 in two equal installments of $50,000 between April 22, 2005 and May 22, 2005, with no additional penalty obligations accruing for at least 60 days from April 22, 2005. Although there can be no assurance, management believes that the prospects of our being able to cause the registration statement to be declared effective by June 21, 2005 are good. If we are unsuccessful in causing the registration statement to be declared effective by the SEC by June 21, 2005, however, and depending on how long any such delay in causing effectiveness to be declared by the SEC continues thereafter, it is likely to have a very material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

NOTE 19 - RESTATEMENT AND RECLASSIFICATION

We have restated our financial statements for the year ended December 31, 2004 to reflect issues identified during a regulatory review of our financial statements associated with a certain registration statement filed with the SEC on November 22, 2004 on Form SB-2. Management and the board of directors concluded these restatements were necessary to reflect the changes described below.

Revisions affecting the consolidated statements of operations:

•
During the quarter ended June 30, 2002, we reached a tentative settlement agreement in our arbitration with TLC. The tentative settlement agreement forgave the final, unpaid installment due on a certain software license we originally acquired in July 1999 and extended the 1999 license term from 10 years to 50 years. We originally recorded the final, unpaid installment of $1,051,785 under the 1999 license as an offset against the recorded historical cost of that 1999 license and recalculated the amortization based on this reduced amount and the extension of the useful life to 50 years. Although paragraph 6 of SFAS No. 141, Business Combinations, which guides the recognition and measurement of intangible assets, provides that the measurement of assets in which the consideration given is cash are measured by the amount of cash paid, management has concluded that too much time had passed between the date of the agreement (June 1999) and the date of the tentative settlement (May 2002) for such an offset to be proper. Therefore, we recognized the extinguishment of the liability owed to TLC as income in the statement of operations for the year ended December 31, 2002. This adjustment reduced the retained deficit at December 31, 2003 and 2004 from that originally reported and had no effect on the consolidated statements of operations or consolidated statements of cash flows for the years then ended.

•
During the quarter ended December 31, 2003, we reached a final settlement agreement in our dispute with Zondervan and TLC. This final settlement extended the life of the 1999 license, and the trademarks included therein, indefinitely. We originally reassessed the useful life of the 1999 license to be indefinite, based on the guidelines provided by paragraphs 53 and 11 of SFAS No. 142, Goodwill and Other Intangible Assets. Management has now concluded a 10 year life is appropriate based on our going concern opinion for 2002 and 2003. Therefore, we restored the estimated economic useful life to the original 10 years and have recalculated annual amortization accordingly. This adjustment increased the retained deficit at December 31, 2003 (for the prior years’ amortization and related income tax effects) and decreased net income for the year ended December 31, 2004. There was no net effect on the consolidated statements of cash flows for the years ended December 31, 2003 and 2004, respectively.

Revisions resulting in reclassifications or clarification with no net effect on the consolidated statements of operations:

•
During the year ended December 31, 2003, we made the decision to no longer provide support for certain of our products and destroyed all remaining inventory of those products. We originally recorded this as a non-recurring item in the “Other income (expense)” section of the consolidated statements of operations. We revised the consolidated statement of operations for the year ended December 31, 2003 to reflect this obsolete inventory in cost of sales.

•
During the year ended December 31, 2003, we reached a final settlement agreement in our dispute with Zondervan and TLC. As part of the settlement process, we conducted an internal audit (verified by an independent auditor provided by TLC) of the accrued royalties owed Zondervan. The audit provided that accrued royalties were overstated due to the 2001 bad debt recognition of the trade accounts receivable balance of TLC, which had been accumulated since July 1999. The amount overstated had remained part of the dispute with Zondervan and remained in our liabilities until the final settlement was reached in 2003 due to the uncertainty of the settled amount. We originally reported the adjustment as a non-recurring item in the “Other income (expense)” section of the consolidated statement of operations. The revised consolidated statement of operations for the year ended December 31, 2003 reflects the adjustment as “Other income” in the “Other income (expense)” section.

•
During the year ended December 31, 2003, we reclassified loan proceeds, and the corresponding accrued interest payable, that were previously recorded as an unsecured note payable. The proceeds were initially recorded as an unsecured note payable based on an oral understanding with an employee of a third-party consultant in 1999. We had historically accrued interest on the outstanding balance at 9%, the rate deemed reasonable by management at the time of the oral agreement. We continued to accrue interest on the proceeds until we made the determination to reclassify the proceeds and accumulated accrued interest. The determination to reclassify the obligation, and related accrued interest, was made on the basis of the combined facts that (i) the obligation exists, if at all, solely pursuant to an oral loan agreement made in 1999 in the State of North Carolina with a representative of the party to whom the obligation was believed to have been owed, (ii) no party has ever made any demand for repayment thereof despite the fact that no payments have ever been made on the obligation, (iii) the party believed to be owed the obligation, upon inquiry, claims no record of any such obligation, and (iv) the State of North Carolina Statute of Limitations applicable to oral agreements, believed to govern the continued enforceability of the obligation, had expired. We originally reported the reclassification as a non-recurring item in the “Other income (expense)” section of the consolidated statement of operations. The revised consolidated statement of operations for the year ended December 31, 2003 reflects the adjustment as “Other income” in the “Other income (expense)” section.

•
During the three months ended March 31, 2004, and as a direct result of the settlement with Zondervan and TLC, we wrote-off inventory containing content from Zondervan. Though not technologically obsolete, we were unable to sell the inventory under the terms of the settlement. We originally recorded this as a non-recurring item in the “Other income (expense)” section of the consolidated statement of operations. The revised condensed consolidated statement of operations for the year ended December 31, 2004 reflects this inventory adjustment in cost of sales.

•
During the three months ended September 30, 2004, we settled an agreement with Swartz Private Equity for early termination. In connection therewith, we issued 295,692 shares of common stock valued at $0.10 per share and paid a cash lump sum of $125,000. We originally recorded this transaction as expenses incurred in a withdrawn public offering and reflected it as a non-recurring item in the consolidated statement of operations. The revised condensed consolidated statement of operations for the year ended December 31, 2004 reflects this transaction as “Other expenses” in the “Other income (expense)” section.

•
During the three months ended September 30, 2004, we negotiated settlement with several of our creditors. The debt extinguishment was originally reported as an extraordinary item, net of income tax effects, on the consolidated statement of operations. The revised condensed consolidated statement of operations for the year ended December 31, 2004 includes this transaction in “Other income”.

•
We erroneously treated the 2004 rebates reserve adjustment as an expense recovery in operating expenses. The correct presentation is as an adjustment to revenue, as provided by EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

We also expanded footnote disclosures for stockholders’ equity (major assumptions used in valuation of the warrants using the Black-Scholes valuation method), supplemental cash flow information (property and equipment acquired under capital lease) and commitments and contingencies (employment agreements and potential additional rebate liability).

A summary of the effects of these changes is as follows:

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2004

	As Previously Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$341,359	$341,359	$	---
Accounts receivable, trade	566,819	566,819		---
Inventories	234,000	234,000		---
Deferred income taxes, net	300,191	300,191		---
Other current assets	109,078	109,078		---
Total current assets	1,551,447	1,551,447		---
Property and equipment, net	131,019	131,019		---
Software license, net	2,513,158	2,265,783		(247,375)	(a)
Capitalized software development costs, net	701,289	701,289		---
Deferred income taxes, net	253,968	157,840		(96,128)	(b)
Restricted cash	50,354	50,354		---
Other assets	94,101	94,101		---
Total assets	$5,295,336	$4,951,833		$(343,503)

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$35,495	$35,495	$	---
Accrued royalties	287,514	287,514		---
Accounts payable, trade	621,804	621,804		---
Accrued payroll	209,984	209,984		---
Reserve for sales returns	100,180	100,180		---
Rebates payable	29,561	29,561		---
Payroll taxes payable	8,235	8,235		---
Other current liabilities	90,373	90,370		(3)	(c)
Total current liabilities	1,383,146	1,383,143		(3)
Long-term debt	42,972	42,972		---
Deferred income taxes, net	253,968	157,840		(96,128)	(b)
Stockholders’ equity (Note 9):
Common stock	48,620	48,620		---
Paid-in capital	9,198,417	9,198,417		---
Retained (deficit)	(5,631,787)	(5,879,159)		(247,372)	(a)
Total stockholders’ equity	3,615,250	3,367,878		(247,372)
Total liabilities and stockholders’ equity	$5,295,336	$4,951,833		$(343,503)

(a) Decrease from reclassification of 2002 debt forgiveness and additional accumulated amortization.
(b) Decrease from effects of recognizing additional amortization.
(c) Rounding difference.

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2003

	As Previously Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$36,339	$41,668		$5,329	(a)
Accounts receivable, trade	365,803	365,803		---
Inventories	272,600	272,600		---
Other current assets	21,920	21,920		---
Total current assets	696,662	701,991		5,329
Property and equipment, net	65,603	65,603		---
Software license, net	2,513,158	2,769,291		256,133	(b)
Capitalized software development costs, net	584,706	584,706		---
Restricted cash	105,683	100,354		(5,329)	(a)
Other assets	63,818	63,818		---
Total assets	$4,029,630	$4,285,763		$256,133

Liabilities and stockholders’ equity
Current liabilities:
Notes payable (Note 6)	$89,999	$89,999	$	---
Current maturities of long-term debt	126,876	126,876		---
Accrued royalties	1,499,006	1,499,006		---
Accounts payable, trade	989,354	989,354		---
Accrued payroll	216,767	216,767		---
Reserve for sales returns	57,572	57,572		---
Rebates payable	357,451	357,451		---
Payroll taxes payable	221,600	221,600		---
Other current liabilities	89,554	89,554		---
Total current liabilities	3,648,179	3,648,179		---
Long-term debt (Note 7)	73,764	73,763		(1)	(c)
Deferred income taxes, net (Note 8)	1,051,327	717,151		(334,176)	(d)
Commitments and contingencies (Note 18)
Stockholders’ equity (Note 9):
Preferred stock	51	51		---
Common stock	21,011	21,011		---
Paid-in capital	7,080,629	7,080,629		---
Retained (deficit)	(7,845,331)	(7,255,021)		590,310
Total stockholders’ equity	(743,640)	(153,330)		590,310
Total liabilities and stockholders’ equity	$4,029,630	$4,285,763		$256,133

(a) Reclassify cash held for repurchase of invoices assigned to factor as corresponding liability classified as current liability.
(b) Decrease from reclassification of 2002 debt forgiveness and additional accumulated amortization.
(c) Rounding difference.
(d) Decrease from effects of recognizing additional amortization.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Year Ended December 31, 2004

	As Previously Reported	As Restated	Change

Revenues, net of reserves and allowances	$5,218,784	$5,546,359	$327,575	(a)
Cost of sales	1,745,664	1,820,553	74,889	(b)
Gross profit	3,473,120	3,725,806	252,686
Operating expenses:
Sales and marketing	1,294,377	1,280,761	(13,616)	(c)
General and administrative	2,309,837	2,309,838	1	(d)
Rebate reserve adjustment	(266,301)	---	266,301	(a)
Bad debt expense	22,778	22,778	---
Amortization expense	16,343	519,850	503,507	(e)
Depreciation expense	44,478	44,478	---
Total operating expenses	3,421,512	4,177,705	756,193
Earnings (loss) from operations	51,608	(451,899)	(503,507)
Interest income	1,378	1,378	---
Other income	9,276	1,011,366	1,002,090	(f)
Nonrecurring items	(154,569)	---	154,569	(g)
Other adjustments	---	(154,569)	(154,569)	(g)
Loss on disposition of assets	(141)	(141)	---
Interest expense	(42,007)	(42,007)	---
Income (Loss) before income taxes	(134,455)	364,128	498,583
Provision for income taxes	1,750,908	1,015,859	(735,049)	(h)
Income before extraordinary item	1,616,453	1,379,987	(236,466)
Extraordinary item, net of applicable taxes	601,216	---	(601,216)	(i)
Net income	$2,217,669	$1,379,987	$(837,682)

Basic earnings per share:
Basic	$0.06	$0.04	$(0.02)	(j)
Diluted	$0.06	$0.04	$(0.02)	(j)

Weighted average shares outstanding:
Basic	34,520,754	34,520,754	---
Diluted	35,195,840	35,195,840	---

(a) Reclassification of adjustment to reserve for rebates from sales and marketing and other operating expenses.
(b) Reclassification of fulfillment expenses from sales and marketing expenses.
(c) Reclassification of fulfillment expenses and rebates expense to sales and cost of sales.
(d) Rounding difference.
(e) Increase from changing software license agreement from indefinite life to 10 year life.
(f) Increase from reclassification of debt forgiveness from Extraordinary item.
(g) Reclassification of Non-recurring items as Other adjustments.
(h) Deferred tax effects of changes to software license agreement.
(i) Reclassification of debt forgiveness as other income and the related income tax effects.
(j) Reduction in EPS from net effect of above revisions.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Year Ended December 31, 2003

	As Previously Reported	As Restated	Change

Revenues, net of reserves and allowances	$4,390,757	$4,436,649	$45,892	(a)
Cost of sales	1,284,608	1,327,983	43,375	(b)
Gross profit	3,106,149	3,108,666	2,517
Operating expenses:
Sales and marketing	813,438	815,954	2,516	(c)
General and administrative	1,751,235	1,751,234	(1)	(d)
Nonrecurring items	(583,628)	---	583,628	(e)
Bad debt expense	23,208	23,208	---
Amortization expense	45,157	504,427	459,270	(f)
Depreciation expense	43,224	43,224	---
Total operating expenses	2,092,634	3,138,047	1,045,413
Earnings (loss) from operations	1,013,515	(29,381)	(1,042,896)
Interest income	9,727	9,727	---
Other income	7,977	1,458,121	1,450,144	(e)
Nonrecurring items	866,516	---	(866,516)	(e)
Loss on disposition of assets	(2,659)	(2,659)	---
Interest expense	(87,144)	(87,144)	---
Income before income taxes	1,807,932	1,348,664	(459,268)
Provision for income taxes	33,567	226,461	192,894	(g)
Net income	$1,841,499	$1,575,125	$(266,374)

Basic earnings per share:
Basic	$0.09	$0.04	$(0.05)	(h)
Diluted	$0.08	$0.04	$(0.04)	(h)

Weighted average shares outstanding:
Basic	20,411,438	20,411,438	---
Diluted	22,365,438	22,365,438	---

(a) Reclassification of adjustment to reserve for rebates from sales and marketing expenses.
(b) Reclassification of fulfillment expense from sales and marketing expenses.
(c) Reclassification of adjustment to reserve for rebates to revenues and fulfillment expense to cost of sales.
(d) Rounding difference.
(e) Reclassification of Nonrecurring items as Other income.
(f) Increase from changing software license agreement from indefinite life to 10 year life.
(g) Deferred tax effects of changes to software license agreement.
(h) Reduction in EPS from net effect of above revisions.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31, 2004

	As Previously Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$5,062,396	$5,062,396	$	---
Cash paid to suppliers and employees	(5,673,088)	(5,673,088)		---
Other operating receipts	9,276	9,276		---
Interest paid	(37,928)	(37,928)		---
Interest received	1,378	1,378		---
Income taxes (paid) refunded	(5,702)	(5,702)		---
Net cash (used) by operating activities	(643,668)	(643,668)		---
Cash flows from investing activities:
Acquisition of property, plant and equipment	(58,247)	(58,247)		---
Software development costs	(692,063)	(692,063)		---
Website development costs	(31,838)	(31,838)		---
Deposits refunded	40,545	35,216		(5,329)	(a)
Net cash (used) by investing activities	(741,603)	(746,932)		(5,329)
Cash flows from financing activities:
Payments made on line of credit, net	(20,935)	(20,935)		---
Payments made on long-term notes payable	(227,727)	(227,727)		---
Proceeds from convertible notes payable	240,000	240,000		---
Proceeds from issuance of stock and warrants	1,750,000	1,750,000		---
Stock offering costs paid	(51,047)	(51,047)		---
Net cash provided by financing activities	1,690,291	1,690,291		---
Net increase in cash and cash equivalents	305,020	299,691		(5,329)
Cash and cash equivalents, beginning of year	36,339	41,668		5,329	(a)
Cash and cash equivalents, end of year	$341,359	$341,359	$	---

Reconciliation of net income to cash flows from operating activities:
Net income	$2,217,669	$1,379,987		$(837,682)	(b)
Adjustments to reconcile net income to net cash
(used) by operating activities:
Software development costs amortized	575,481	575,481		---
Stock and warrants issued for services	178,929	178,929		---
Rebate reserve adjustment	266,301	(266,301)		(532,602)	(c)
Provision for bad debts	22,778	22,778		---
Depreciation & amortization	60,821	564,328		503,507	(d)
Loss on disposal of property, plant and equipment	141	141		---
Debt forgiveness	---	(1,002,090)		(1,002,090)	(e)
Extraordinary item	(1,002,090)	---		1,002,090	(e)
Change in assets and liabilities:
(Increase) in accounts receivable	(223,794)	(223,794)		---
Decrease in inventories	38,600	38,600		---
(Increase) in refundable income taxes	(2,948)	(2,948)		---
(Increase) in prepaid expenses	(84,211)	(84,211)		---
(Decrease) in accrued royalties	(324,360)	(324,360)		---
(Decrease) increase in accounts payable	(271,198)	(271,198)		---
(Decrease) in income taxes payable	(1,270)	(1,270)		---
(Decrease) in deferred taxes	(1,351,518)	(1,017,343)		334,175	(f)
(Decrease) in other liabilities	(742,999)	(210,397)		532,602	(c)
Net cash (used) by operating activities	$(643,668)	$(643,668)	$	---

(a) Reclassify cash held for repurchase of invoices assigned to factor as corresponding liability classified as current liability.
(b) Net changes made to net income.
(c) Correction in classification of adjustment to reserve for rebates from adjustment to operating expense to adjustment to revenue.
(d) Additional amortization from change to economic life of software license agreement.
(e) Reclassification from Extraordinary item to Debt forgiveness.
(f) Decrease from tax effects of recognizing additional amortization.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31, 2003

	As Previously Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$4,228,649	$4,228,649	$	---
Cash paid to suppliers and employees	(3,364,838)	(3,364,838)		---
Other operating receipts	7,977	7,977		---
Interest paid	(43,203)	(43,203)		---
Interest received	9,727	9,727		---
Income taxes refunded	43,909	43,909		---
Net cash provided by operating activities	882,221	882,221		---
Cash flows from investing activities:
Acquisition of property, plant and equipment	(18,433)	(18,433)		---
Software development costs	(659,486)	(659,486)		---
Website development costs	(35,684)	(35,684)		---
Deposits paid	(500)	(100,854)		(100,354)	(a)
Net cash (used) by investing activities	(714,103)	(814,457)		(100,354)
Cash flows from financing activities:
Proceeds from line of credit, net	14,657	14,657		---
Payments made on long-term notes payable	(79,404)	(79,404)		---
Net cash (used) by financing activities	(64,747)	(64,747)		---
Net increase in cash and cash equivalents	103,371	3,017		(100,354)	(a)
Cash and cash equivalents, beginning of year	(67,032)	38,651		105,683	(c)
Cash and cash equivalents, end of year	$36,339	$41,668		$5,329	(b)

Reconciliation of net income to cash flows from operating activities:
Net income	$1,841,499	$1,575,125		$(266,374)
Adjustments to reconcile net income to net cash
provided by operating activities:
Software development costs amortized	355,282	355,282		---
Stock and warrants issued for services	52,750	52,750		---
Provision for bad debts	23,208	23,208		---
Depreciation & amortization	88,381	547,651		459,270	(d)
Loss on disposal of property, plant and equipment	2,659	2,659		---
Debt forgiveness	---	(650,000)		(650,000)	(e)
Non-cash non-recurring item	(650,000)	---		650,000	(e)
Change in assets and liabilities:
(Increase) in accounts receivable	(160,770)	(160,770)		---
Decrease in inventories	144,100	144,100		---
Decrease in refundable income taxes	43,909	43,909		---
Decrease in prepaid expenses	20,869	20,869		---
(Decrease) in accrued royalties	(631,607)	(631,607)		---
Increase in accounts payable	81,793	81,793		---
(Decrease) in deferred taxes	(33,567)	(226,463)		(192,896)	(f)
(Decrease) in other liabilities	(296,285)	(296,285)		---
Net cash provided by operating activities	$882,221	$882,221	$	---

(a) Reclassify cash held by merchant banker as a deposit from restricted cash.
(b) Reclassify cash held for repurchase of invoices assigned to factor as corresponding liability classified as a current liability.
(c) Net cash reclassification.
(d) Additional amortization from change to economic life of software license agreement.
(e) Reclassification of non-cash non-recurring item as debt forgiveness.
(f) Decrease from tax effects of recognizing additional amortization.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no reportable events under this Item 8 during the year ended December 31, 2004.

ITEM 8A. CONTROLS AND PROCEDURES.

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

ITEM 8B. OTHER INFORMATION.

There were no reportable events under this Item 8B during the year ended December 31, 2004.

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

ITEM 13. EXHIBITS.

No.	Description of Exhibit

2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

3(i)(1)	Articles of Incorporation of Findex.com, Inc., incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 12, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 12, 2004.

3(ii)	By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10
Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 To Barron Partners, LP Stock Purchase Agreement dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003. FILED HEREWITH.

14.1	Code of Ethics, adopted by Board of Directors August 22, 2005. FILED HEREWITH.

21.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

31.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated August 22, 2005. FILED HEREWITH.

31.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated August 22, 2005. FILED HEREWITH.

32.1
Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated August 22, 2005. FILED HEREWITH.

32.2
Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated August 22, 2005. FILED HEREWITH.

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

Date: August 22, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President and Chief	August 22, 2005
Steven Malone	Executive Officer (principal executive officer)

/s/ John A. Kuehne	Director	August 22, 2005
John A. Kuehne

/s/ Henry M. Washington	Director	August 22, 2005
Henry M. Washington

/s/ Kirk R. Rowland	Director and Chief Financial Officer	August 22, 2005
Kirk R. Rowland	(principal financial and accounting officer)