Form 10QSB/A
period 2005-03-31
FINDEX COM INC
filed 2005-08-22
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 48,619,855 common shares as of August 19, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

-i-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

March 31, 2005
(Restated)
Assets
Current assets:
Cash and cash equivalents	$283,141
Accounts receivable, trade	517,242
Inventory	248,047
Other current assets	351,193
Total current assets	1,399,623
Property and equipment, net	140,800
Software license, net	2,139,907
Capitalized software development costs, net	783,250
Restricted cash	50,354
Other assets	382,521
Total assets	$4,896,455

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$506,852
Accrued royalties	253,744
Other current liabilities	473,609
Total current liabilities	1,234,205
Long-term obligations	189,698
Commitments and contingencies
Stockholders’ equity:
Common stock	48,620
Paid-in capital	9,198,417
Retained (deficit)	(5,774,485)
Total stockholders’ equity	3,472,552
Total liabilities and stockholders’ equity	$4,896,455

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31		2005	2004
		(Restated)	(Restated)

Revenues, net of reserves and allowances		$1,677,414	$1,566,393
Cost of sales		508,785	468,659
Gross profit		1,168,629	1,097,734
Operating expenses:
Sales and marketing		427,447	242,599
General and administrative		635,718	555,679
Other operating expenses		146,421	137,952
Total operating expenses		1,209,586	936,230
Earnings (loss) from operations		(40,957)	161,504
Other expenses, net		(3,856)	(14,330)
Income (loss) before income taxes		(44,813)	147,174
Provision for income taxes		149,489	(30,311)
Net income		104,676	116,863
Retained deficit at beginning of year		(5,879,161)	(7,255,023)
Retained deficit at end of period		$(5,774,485)	$(7,138,160)

Net earnings per share:
Basic	$	---	$0.01
Diluted	$	---	$0.01

Weighted average shares outstanding:
Basic		48,619,855	21,011,438
Diluted		49,350,801	22,965,438

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2005	2004
	(Restated)	(Restated)

Cash flows from operating activities:
Cash received from customers	$1,707,292	$1,481,382
Cash paid to suppliers and employees	(1,456,683)	(1,385,164)
Other operating activities, net	(3,076)	(13,921)
Net cash provided by operating activities	247,533	82,297
Cash flows from investing activities:
Software development costs	(264,649)	(73,628)
Other investing activities, net	(14,581)	(18,674)
Net cash (used) by investing activities	(279,230)	(92,302)
Cash flows from financing activities:
Proceeds from line of credit, net	---	16,605
Payments made on long-term notes payable	(26,521)	(17,684)
Net cash (used) by financing activities	(26,521)	(1,079)
Net (decrease) in cash and cash equivalents	(58,218)	(11,084)
Cash and cash equivalents, beginning of year	341,359	142,022
Cash and cash equivalents, end of period	$283,141	$130,938

Reconciliation of net income to cash flows from operating activities:
Net income	$104,676	$116,863
Adjustments to reconcile net income to net cash provided by operating activities:
Software development costs amortized	182,688	152,213
Provision for bad debts	653	2,500
Depreciation & amortization	145,768	135,452
Loss on disposal of property, plant and equipment	1,715	---
Change in assets and liabilities:
(Increase) decrease in accounts receivable	48,924	(80,478)
(Increase) decrease in inventories	(14,047)	99,600
(Increase) decrease in prepaid expenses	51,841	(1,750)
(Decrease) in accrued royalties	(33,770)	(100,436)
(Decrease) in accounts payable	(114,952)	(251,996)
Increase in income taxes payable	180	---
Increase (decrease) in deferred taxes	(149,669)	30,311
Increase (decrease) in other liabilities	23,526	(19,982)
Net cash provided by operating activities	$247,533	$82,297

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in our Form 10-KSB/A for the fiscal year ended December 31, 2004.

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

INTANGIBLE ASSETS (Restated)

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives. The software license is being amortized over a 10 year useful life.

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

We capitalize costs related to the development and maintenance of our Website in accordance with Financial Accounting Standard Board’s Emerging Issues Task Force (“EITF”) Issue No. 00-2, Accounting for Website Development Costs. Under EITF Issue No. 00-2, costs expensed as incurred are as follows:

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

NET REVENUE (Restated)

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

Some of our software arrangements involve multiple copies or licenses of the same program. These arrangements generally specify the number of simultaneous users the customer may have (multi-user license), or may allow the customer to use as many copies on as many computers as it chooses (a site license). Multi-user arrangements, generally sold in networked environments, contain fees that vary based on the number of users that may utilize the software simultaneously. We recognize revenue when evidence of an order exists and upon delivery of the authorization code to the consumer that will allow them the limited simultaneous access. Site licenses, generally sold in non-networked environments, contain a fixed fee that is not dependent on the number of simultaneous users. Revenue is recognized when evidence of an order exists and the first copy is delivered to the consumer.

Many of our software products contain additional content that is “locked” to prevent access until a permanent access code, or “key,” is purchased. We recognize revenue when evidence of an order exists and the customer has been provided with the access code that allows the customer immediate access to the additional content. All of the programs containing additional locked content are fully functional and the keys are necessary only to access the additional content. The customer’s obligation to pay for the software is not contingent on delivery of the “key” to access the additional content.

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

We recognize revenue related to the delivered products or services only if: (i) the above revenue recognition criteria are met, (ii) any undelivered products or services are not essential to the functionality of the delivered products and services, (iii) payment for the delivered products or services is not contingent upon delivery of the remaining products or service, and (iv) we have an enforceable claim to receive the amount due in the event that we do not deliver the undelivered products or services.

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

During the three months ended March 31, 2004, we wrote-off obsolete inventory with a carried cost totaling $32,396. This has been included in cost of sales.

NOTE 3 - INCOME TAXES (Restated)

The provision (benefit) for taxes on net income for the three months ended March 31, 2005 and 2004 consisted of the following:

		2005		2004
Current:
Federal	$	---	$	---
State		180		---
		180		---
Deferred:
Federal		(141,093)		25,001
State		(8,576)		5,310
		(149,669)		30,311
Total tax provision (benefit)		$(149,489)		$30,311

NOTE 4 - EARNINGS PER COMMON SHARE (Restated)

Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants, assuming that we reinvested the proceeds to purchase additional shares at market value.

The following table shows the amounts used in computing earnings per common share and the effect on income and the average number of shares of dilutive potential common stock:

For the Three Months Ended March 31	2005	2004
Net Income	$104,676	$116,863
Preferred stock dividends	---	---
Net income available to common shareholders	$104,676	$116,863

Basic weighted average shares outstanding	48,619,855	21,011,438
Dilutive effect of:
Stock options	480,790	---
Convertible notes payable	---	1,800,000
Convertible Preferred Series A	---	114,000
Convertible Preferred Series B	---	40,000
Warrants	250,156	---
Diluted weighted average shares outstanding	49,350,801	22,965,438

A total of 24,285,000 and 4,075,283 dilutive potential securities for the three months ended March 31, 2005 and 2004, respectively, have been excluded from the computation of diluted earnings per common share, as their inclusion would be anti-dilutive.

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Restated)

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

In 2004, we reduced our reserve for rebates payable based, in part, on our ability to meet the financial obligation of claims carried forward from our last rebate program in 2001. As such, we may have a legal obligation to pay rebates in excess of the liability recorded.

As part of a July 2004 financing transaction, we entered into a certain Registration Rights Agreement with a New York based private investment partnership pursuant to which we committed to registering all of the shares issued as part of such transaction, including those issuable under each of the two warrants. Under the terms of the Registration Rights Agreement, as amended, we had until November 12, 2004 to file a registration statement covering the shares already issued in the transaction, and we have another 150 days thereafter to have caused such registration statement to become effective. Upon receipt of the requisite stockholder approval to increase the number of authorized common shares so as to be able to deliver the warrants, which was effectively obtained as of November 10, 2004 (and which increase was effectuated on November 10, 2004), we had 30 days in which to file a registration statement covering such shares (which was filed November 22, 2004), and another 150 days thereafter to cause such registration statement to become effective. Any delays in meeting these obligations will result in our being liable to the New York based private investment partnership in an amount equal to $630,000 per year, pro-rated as appropriate for the duration of any such delay.

NOTE 6 - RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We depend upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to us, operations could be adversely affected.

NOTE 7 - SUBSEQUENT EVENTS

As of April 22, 2005, this registration statement had not yet been declared effective. Pursuant to an agreement reached with the New York based private investment partnership in relation to the associated accruing penalties, we have agreed to pay the New York based private investment partnership an amount in cash equal to $100,000 in two equal installments of $50,000 between April 22, 2005 and May 22, 2005, with no additional penalty obligations accruing for at least 60 days from April 22, 2005. Although there can be no assurance, management is hopeful that we will be to cause the registration statement to be declared effective by June 21, 2005. If we are unsuccessful in causing the registration statement to be declared effective by the SEC by June 21, 2005, however, and depending on how long any such delay in causing effectiveness to be declared by the SEC continues thereafter, it is likely to have a very material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

NOTE 8 - REVISION AND RECLASSIFICATION

The company has revised its financial statements for the three months ended March 31, 2005 to reflect changes in judgment resulting from a regulatory review of our financial statements associated with our Form SB-2 filing. There was no net effect on cash provided by operating activities or cash used by investing and financing activities as a result of these revisions.

During the three month period ended June 30, 2002, we offset the remaining unpaid installment of $1,051,785 under a certain software license we originally acquired in July 1999 (the “software license”) from The Learning Company (“TLC”) against the carrying amount of that software license in accordance with the terms of a tentative settlement agreement reached with TLC. Although paragraph 6 of SFAS No. 141, Business Combinations, which guides the recognition and measurement of intangible assets, provides that the measurement of assets in which the consideration given is cash are measured by the amount of cash paid, we have determined that too much time had passed between the date of the software license agreement (June 1999) and the date of the tentative settlement (May 2002) for such an offset to be proper. We have revised the consolidated balance sheet as of December 31, 2002 and the consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. This revision returned the software license to its historical cost for determination of amortization and adjusted retained earnings for the prior year’s effects of the additional amortization and reclassification of the debt extinguishment as revenue.

Also during the three month period ended June 30, 2002, we extended the estimated life of the software license from 10 years to 50 years in accordance with the terms of the tentative settlement agreement with TLC. During the year ended December 31, 2003, we extended the estimated life of the software license from 50 years to indefinite based on the terms of our final settlement with The Zondervan Corporation and TLC and our assessment of the estimated future direct and indirect cash flows from the software license, as provided by paragraphs 53 and 11 of SFAS No. 142, Goodwill and Other Intangible Assets. Although the software license provides for the unlimited and exclusive use of the trademarks related to the software programs, and management originally assessed the useful life of the software license as indefinite, we have determined that a 10 year life is appropriate based on the going concern opinion issued on our 2000 through 2003 financial statements. We have revised the consolidated balance sheets as of December 31, 2002, 2003, and 2004 and the consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for the years then ended to reflect amortization of the software license agreement over a 10 year useful life.

A summary of the effects of these changes is as follows:

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2005
(Unaudited)

	As Previously Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$283,141	$283,141	$	---
Accounts receivable, trade	517,242	517,242		---
Inventory	248,047	248,047		---
Other current assets	355,099	351,193		(3,906)	(a	)
Total current assets	1,403,529	1,399,623		(3,906)
Property and equipment, net	140,800	140,800		---
Software license, net	2,513,158	2,139,907		(373,251)	(b	)
Capitalized software development costs, net	783,250	783,250		---
Restricted cash	50,354	50,354		---
Other assets	417,854	382,521		(35,333)	(a	)
Total assets	$5,308,945	$4,896,455		$(412,490)

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$506,852	$506,852	$	---
Accrued royalties	253,744	253,744		---
Other current liabilities	474,602	473,609		(993)	(c	)
Total current liabilities	1,235,198	1,234,205		(993)
Long-term obligations	296,894	189,698		(107,196)	(a	)
Commitments and contingencies
Stockholders’equity:
Common stock	48,620	48,620		---
Paid-in capital	9,198,417	9,198,417		---
Retained (deficit)	(5,470,184)	(5,774,485)		(304,301)
Total stockholders’ equity	3,776,853	3,472,552		(304,301)
Total liabilities and stockholders’ equity	$5,308,945	$4,896,455		$(412,490)

(a) Decreased deferred taxes from amortization of software license agreement.
(b) Decrease from additional amortization of software license agreement.
(c) Decrease in accrued management bonus resulting from additional amortization of software license agreement.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2005
(Unaudited)

		As Previously Reported		As Restated		Change

Revenues, net of reserves and allowances		$1,672,504		$1,677,414		$4,910	(a	)
Cost of sales		493,506		508,785		15,279	(b	)
Gross profit		1,178,998		1,168,629		(10,369)
Operating expenses:
Sales and marketing		437,816		427,447		(10,369)
General and administrative		636,711		635,718		(993)	(c	)
Other operating expenses		20,544		146,421		125,877	(d	)
Total operating expenses		1,095,071		1,209,586		114,515
Earnings (loss) from operations		83,927		(40,957)		(124,884)
Other expenses, net		(3,856)		(3,856)		---
Income (loss) before income taxes		80,071		(44,813)		(124,884)
Provision for income taxes		81,532		149,489		67,957	(e	)
Net income		$161,603		$104,676		$(56,927)

Net earnings per share:
Basic	$	---	$	---	$	---
Diluted	$	---	$	---	$	---

Weighted average shares outstanding:
Basic		48,619,855		48,619,855		---
Diluted		49,350,801		49,350,801		---

(a) Increase from reclassifying rebate reserve adjustment as an adjustment to revenue instead of an adjustment to sales and marketing expenses.
(b) Increase from reclassifying fulfillment expenses as cost of sales instead of sales and marketing expenses.
(c) Decrease in accrued management bonus resulting from additional amortization of software license agreement.
(d) Increase from additional amortization of software license agreement.
(e) Increase in deferred tax benefits resulting from additional amortization of software license.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005
(Unaudited)

	As Previously Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$1,707,292	$1,707,292	$	---
Cash paid to suppliers and employees	(1,456,683)	(1,456,683)		---
Other operating activities, net	(3,076)	(3,076)		---
Net cash provided by operating activities	247,533	247,533		---
Cash flows from investing activities:
Software development costs	(264,649)	(264,649)		---
Other investing activities, net	(14,581)	(14,581)		---
Net cash (used) by investing activities	(279,230)	(279,230)		---
Cash flows from financing activities:
Payments made on long-term notes payable	(26,521)	(26,521)		---
Net cash (used) by financing activities	(26,521)	(26,521)		---
Net (decrease) in cash and cash equivalents	(58,218)	(58,218)		---
Cash and cash equivalents, beginning of year	341,359	341,359		---
Cash and cash equivalents, end of period	$283,141	$283,141	$	---

Reconciliation of net income to cash flows from operating activities:
Net income	$161,603	$104,676		$(56,927)
Adjustments to reconcile net income to net cash
provided by operating activities:
Software development costs amortized	182,688	182,688		---
Provision for bad debts	653	653		---
Depreciation & amortization	19,891	145,768		125,877	(a	)
Loss on disposal of property, plant and equipment	1,715	1,715		---
Change in assets and liabilities:
Decrease in accounts receivable	48,924	48,924		---
(Increase) in inventories	(14,047)	(14,047)		---
Decrease in prepaid expenses	51,841	51,841		---
(Decrease) in accrued royalties	(33,770)	(33,770)		---
(Decrease) in accounts payable	(114,952)	(114,952)		---
Increase in income taxes payable	180	180		---
(Decrease) in deferred taxes	(81,712)	(149,669)		(67,957)	(b	)
Increase in other liabilities	24,519	23,526		(993)	(c	)
Net cash provided by operating activities	$247,533	$247,533	$	---

(a) Increase from additional amortization of software license agreement.
(b) Increase from reclassifying fulfillment expenses as cost of sales instead of sales and marketing expenses.
(c) Decrease in accrued management bonus resulting from additional amortization of software license agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-QSB/A, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal” and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-QSB/A and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources, (ii) our financing opportunities and plans, (iii) our ability to attract customers to generate revenues, (iv) market and other trends affecting our future financial condition or results of operations, (v) our growth strategy and operating strategy, and (vi) the declaration and/or payment of dividends.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part I, Item 2 of this quarterly report on Form 10-QSB/A, entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, including without limitation the risk factors contained in the company’s annual report on Form 10-KSB/A for the period ending December 31, 2004. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB/A after the date of this report.

This information should be read in conjunction with the financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004.

MANAGEMENT OVERVIEW

During the first quarter of 2005, and for the second consecutive year, we released an upgrade to our top-selling financial and data management software, Membership Plus®. As a result of this release, as well as our release in December 2004 of our most recent upgrade to QuickVerse®, our first quarter 2005 revenues were slightly higher than those during the first quarter of 2004. Also during the first quarter of 2005, we introduced two new QuickVerse® editions, QuickVerse® 2005 Essentials and QuickVerse® 2005 Platinum. QuickVerse® 2005 Essentials appeals to those customers who are seeking their first Bible study software and it is a great way to begin a Bible study software collection. It has a suggested retail price of $49.95. QuickVerse® 2005 Platinum is the most comprehensive Bible study edition we have to offer and appeals to scholars who are serious about Bible study. It has a suggested retail price of $799.95. We believe that the unique features of these two new editions will provide us with an opportunity to broaden our customer base as they appeal not only to those just beginning their journey into Bible study but also to the scholars who are searching for an in-depth knowledge of the Bible. Our performance during the first quarter of 2005 marks the third straight year in which we have increased our gross revenues during our first quarter. Although there can be no assurance, we believe that we can sustain our revenue growth through the second and third quarters based upon our anticipated introduction during the second quarter of our QuickVerse® Macintosh edition, which was announced during the first quarter 2005. We believe that this introduction will make us the only publisher of Bible reference software for each of Windows®, Macintosh®, Pocket PC® and Palm OS®.

Results Of Operations for Quarters Ending March 31, 2005 and March 31, 2004

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating only about 33% of our annual sales.

During the three months ended March 31, 2004, we wrote down a distinct category of obsolete inventory of approximately $32,000 which is included in cost of sales. This write down item had no effect on the cash flow statement. Our net income decreased approximately $12,000 from a net income of approximately $117,000 for the three months ended March 31, 2004 to a net income of approximately $105,000 for the three months ended March 31, 2005. For the three months ended March 31, 2004 and 2005 we did not recognize any non-cash expenses related to common shares of stock and warrants issued for services.

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

Gross revenues increased approximately $269,000 from approximately $1,715,000 for the three months ended March 31, 2004 to approximately $1,984,000 for the three months ended March 31, 2005. Such increase is due to our release of an enhanced version of Membership Plus® during the first quarter of 2005 and an enhanced version of QuickVerse® during late fourth quarter of 2004. During the fourth quarter of 2004 when QuickVerse® 2005 was released, it was available in three editions ranging in price from $99.95 to $299.95. During the first quarter of 2005, we released an enhanced version of the QuickVerse® Essentials edition which retails for $49.95. In addition, we released a new edition to the QuickVerse® family, the QuickVerse® Platinum edition, which contains the most Bible translations and reference titles of any QuickVerse® edition and retails for $799.95. Comparatively, during the three months ended March 31, 2004, we had the product release of Membership Plus® 8.0 which ranged in price from $199.95 to $299.95 and the late December 2003 release of QuickVerse® 8.0 which ranged in price from $99.95 to $299.95.

Sales returns and allowances increased approximately $102,000 from approximately $209,000 for the three months ended March 31, 2004 to approximately $311,000 for the three months ended March 31, 2005 and increased as a percentage of gross sales from approximately 12% for the three months ended March 31, 2004 to approximately 16% for the three months ended March 31, 2005. The upward trend in sales returns and allowances as a percentage is attributable to our release of enhanced versions of QuickVerse® and Membership Plus® in December of 2004 and February of 2005, respectively. The release of these two enhanced products resulted in an increased quantity of sales returns and allowances of prior versions as distributors and stores made shelf space during the first quarter of 2005. Furthermore, the timeframe between the last enhancements for both of these titles was approximately one year. In the past, product enhancements were typically extended over two to three years. Although we expect to continue to release enhanced versions of our products annually, we anticipate the sales return and allowances as a percentage to follow a downward trend due to the increased focus of our sales efforts to the end-user and our decreased presence in the retail market because incidents of return are lower for sales direct to end-users than sales into the retail stores.

Cost of Sales

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package, fulfill and ship the software products. Direct costs and manufacturing overhead also include the amortized software development costs and the non-capitalized technical support wages. The direct costs and manufacturing overhead decreased approximately $15,000 from approximately $389,000 for the three months ended March 31, 2004 to approximately $374,000 for the three months ended March 31, 2005 and decreased as a percentage of gross revenues approximately 4% from approximately 23% for the three months ended March 31, 2004 to approximately 19% for the three months ended March 31, 2005. The three months ended March 31, 2004 include the write down of a distinct category of obsolete inventory of approximately $32,000. Furthermore, fulfillment costs from a third-party warehouse and included in the manufacturing overhead costs noted above decreased approximately $20,000 from approximately $35,000 for the three months ended March 31, 2004 to approximately $15,000 for the three months ended March 31, 2005 as we moved our retail fulfillment to a new outside entity in late October 2004. Both the write down of obsolete inventory and the fulfillment costs explain the decrease of the direct costs and manufacturing overhead when compared as a percentage of gross revenues. The amortization costs recognized during the three months ended March 31, 2004 resulted from several new software releases in late 2003 and early 2004 including QuickVerse® 8.0 and Membership Plus® 8.0. Similarly, the amortization costs recognized during the three months ended March 31, 2005 resulted from the December 2004 release of QuickVerse® 2005 and the February 2005 release of Membership Plus® 2005. The direct costs and manufacturing overhead percentage are expected to continue at the 2005 levels as working capital remains more consistent and as more development projects are implemented in a shortened timeframe.

Royalties to third party intellectual property content providers increased approximately $55,000 from approximately $80,000 for the three months ended March 31, 2004 to approximately $135,000 for the three months ended March 31, 2005. Royalties also increased as a percentage of gross revenues from approximately 4.7% for the three months ended March 31, 2004 to approximately 6.8% for the three months ended March 31, 2005. The increase of royalties reflects the release of the QuickVerse® 2005 editions in early December 2004, and the two additional QuickVerse® editions, specifically QuickVerse® Essentials and QuickVerse® Platinum, which were released in early March of 2005. Furthermore, we sold some of the older QuickVerse® versions to liquidators at a reduced price throughout the first quarter of 2005 but had no such sales during the first quarter of 2004. During the year ended 2004, we renegotiated several royalty contracts which resulted in some cases in a higher royalty rate along with access to more content. The royalty rate as a percentage of gross sales is expected to increase in the future as sales to new users are expected to increase and as more development projects are implemented for new and/or enhanced products. However, upgrade sales will continue to be subject to royalties only on content additions of the upgraded version.

Software development costs are expensed as incurred until technological feasibility and marketability has been established, at which time development costs are capitalized until the software title is available for general release to customers. Development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). Software development is segregated by title and technology platform. Once a product has been successfully released, subsequent revisions and upgrades are considered development and the costs of the revision and upgrade are capitalized. Capitalized costs are amortized on a product-by-product basis using the greater of (i) the straight-line amortization over the estimated life of the product (generally from 12 to 18 months) or (ii) the ratio of current revenues from the product to the total projected revenue over the life of the product. Generally, we consider technological feasibility to have been established with the release of a beta version for testing.

Software development costs are summarized in the table below. The software development costs, consisting primarily of direct and indirect labor and related overhead charges, capitalized during the three months ended March 31, 2004 and 2005 were approximately $74,000 and approximately $265,000, respectively. Accumulated amortization of these development costs included in cost of sales totaled approximately $152,000 and approximately $183,000 for the three months ended March 31, 2004 and 2005, respectively. The increase in both the capitalization and amortization is a direct result of the increase in the number of development projects and the consistent one year turn around on enhanced versions of our two best-selling product lines QuickVerse® and Membership Plus®.

Three Months Ended March 31,	2005	2004
Beginning balance	$701,289	$584,706
Capitalized	264,649	73,628
Amortized (cost of sales)	182,688	152,213
Ending balance	$783,250	$506,121
Research and development expense (General and administrative)	$37,080	$16,174

Sales, General and Administrative

With gross revenues increasing approximately $269,000 for the first quarter of 2005 from the first quarter of 2004, sales expenses also increased approximately $185,000 from approximately $243,000 for the three months ended March 31, 2004 to approximately $428,000 for the three months ended March 31, 2005. Included in sales expenses, commissions to a third-party telemarketing firm increased approximately $105,000 from approximately $166,000 for the three months ended March 31, 2004 to approximately $271,000 for the three months ended March 31, 2005. Commissions also increased as a percentage of gross revenues from approximately 9.7% to approximately 13.7% for the three months ended March 31, 2004 and 2005, respectively. This increase is attributed to the increased focus of our sales to the direct consumer along with the number of new and enhanced product releases during the first quarter of 2005 compared with just one product release during the first quarter of 2004. Advertising and direct marketing costs increased approximately $84,000 from approximately $73,000 for the three months ended March 31, 2004 to approximately $157,000 for the three months ended March 31, 2005 and increased as a percentage of gross revenues from approximately 4% to 8%, respectively. This increase is a direct result of continuing to market our products online through multiple sources, continuing to increase and focus more on our direct marketing efforts, and the increased number of publication advertisements due to the new product enhancements of QuickVerse® and Membership Plus®.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). Software development costs related to third-party developers and direct labor expensed as research and development (see table above) amounted to approximately $16,000 for the three months ended March 31, 2004 compared to approximately $37,000 incurred for the three months ended March 31, 2005. The increase in 2005 reflects more research and development costs associated with maintenance issues on titles after they are released to the general public along with exploring new platforms for future products. Research and development expenses are expected to increase in future periods as we add new products and versions to our product mix.

Total personnel costs decreased approximately $13,000 from approximately $395,000 for the three months ended March 31, 2004 to approximately $382,000 for the three months ended March 31, 2005. Direct salaries and wages increased approximately $64,000 from approximately $356,000 for the three months ended March 31, 2004 to approximately $420,000 for the three months ended March 31, 2005 but remained consistent as a percentage of gross revenues at approximately 21%. This includes approximately $5,000 in expense for upper management year-end bonus accrual. This increase in salaries and wages is a result of increasing our sales and marketing team, technical support staff and development staff. However, the associated health care costs decreased approximately $15,000 from approximately $48,000 for the three months ended March 31, 2004 to approximately $33,000 for the three months ended March 31, 2005 as we restructured our health benefits plans. The capitalization of direct and indirect labor and related overhead charges as software development costs (see “Cost of Sales” above) increased by approximately $52,000 from approximately $45,000 for the three months ended March 31, 2004 to approximately $97,000 for the three months ended March 31, 2005. This increase is due to the addition of development staff and the increased amount of new development projects. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the direct sales staff.

Direct legal costs increased approximately $30,000 for the three months ended March 31, 2005 as we continue to work through the registration process for our registration statement on Form SB-2. It is anticipated that legal costs will continue to increase as we hold our first annual meeting of stockholders later this year and pursue our business plan for growth by acquiring companies and software title properties that are synergistic with our current product line and customer base. Telecommunications costs decreased approximately $23,000 for the three months ended March 31, 2005 as we switched our local and long distance carriers in order to take advantage of the provider’s current technology. Our increased call volume enabled us to change our service to dedicated T-1 lines which in turn reduced the long distance charges. Furthermore, we invested in Internet protocol phones for our remote locations which reduced the overall local and long distance charges in our Illinois and Iowa locations. The increased call volume in the technical support and customer service departments resulted from the release of the two major product upgrades beginning in December 2004 through March 2005. Corporate service fees increased approximately $33,000 for the three months ended March 31, 2005. These fees are related to the hiring of an outside consultant and the expense for a 2004 issuance of a warrant to purchase 600,000 shares of common stock allocated over the term of the consulting contract. Interest expense for the three months ended March 31, 2005 decreased by approximately $11,000 compared to 2004. This is due to our continuing efforts to reduce our trade payables and meet the scheduled terms and the reduced loans and long-term note payables.

Amortization

Amortization expense increased approximately $7,000 for the three months ended March 31, 2005. The software license acquired from TLC in July of 1999 is amortized over a 10 year useful life. Amortization expense for 2005 reflects the continual amortization of the software license along with the amortization for the launch of our Website, www.quickverse.com, during the second quarter of 2004.

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

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. At March 31, 2005, management established the valuation allowance based on the assessment that we will produce sufficient income in the future to realize our net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the software license. We currently have net operating loss carryforwards, for income tax purposes, of approximately $7,648,000. The carryforwards are the result of income tax losses generated in 2000 ($2,480,000 expiring in 2020) and 2001 ($5,168,000 expiring in 2021). We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $450,000 to fully utilize the current loss carryforwards. We believe this is achievable through careful expense management and continued introduction of new products and enhanced versions of our existing products.

Although there can be no assurance, management expects the deductible temporary differences (reserves) to reverse sometime beyond the next fiscal year.

Liquidity And Capital Resources

Our primary need for liquidity and capital resources are the funding of our continued operations, which includes the ongoing internal development of new products and expansion and upgrade of existing products and our pursuit of future strategic product line and/or corporate acquisitions and licensing.

As of March 31, 2005, we had $1,399,623 in current assets, $1,234,205 in current liabilities and a retained deficit of $5,774,485. We had a loss before income taxes of $44,813 for the three months ended March 31, 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our CEO and CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report on Form 10-QSB. Based on this evaluation, our CEO and CFO have concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes In Internal Control over Financial Reporting.

No changes in our disclosure controls and procedures, internal controls over financial reporting or other factors have occurred during the fiscal quarter covered by this report that would materially affect or be reasonably likely to materially affect our disclosure controls and procedures or internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this report, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Moreover, there can be no assurance that our insurance coverage will prove adequate to cover all liabilities arising out of any claims that may be initiated against us in the future. Any finding of liability imposed against us coupled with a lack of corresponding insurance coverage is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to December 31, 2004, the company restored a stale check that was issued to Business Investor Services, Inc. as payment in full of a note payable. This resulted in the conversion of the note payable into 466,666 shares of common stock. The conversion of such securities was effected without registration under the Securities Act of 1933, as amended, based on their being exempted securities under Section 3(a)(9) thereof. There were no underwriters or placement agents involved in this issuance and no commissions were paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended March 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no reportable events under this Item 4 during the quarterly period ended March 31, 2005.

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

FINDEX.COM, INC.

Date: August 22, 2005	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: August 22, 2005	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer