Form 10QSB
period 2005-06-30
FINDEX COM INC
filed 2005-08-22
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)
June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$95,941
Accounts receivable, trade	617,692
Inventory	225,887
Other current assets	359,461
Total current assets	1,298,981
Property and equipment, net	134,350
Software license, net	2,014,030
Capitalized software development costs, net	931,103
Other assets	532,072
Total assets	$4,910,536

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$650,984
Accrued royalties	304,752
Other current liabilities	495,573
Total current liabilities	1,451,309
Long-term obligations	179,317
Commitments and contingencies
Stockholders’ equity:
Common stock	48,620
Paid-in capital	9,198,417
Retained (deficit)	(5,967,127)
Total stockholders’ equity	3,279,910
Total liabilities and stockholders’ equity	$4,910,536

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
		2005	2004		2005		2004

Revenues, net of reserves and allowances		$1,276,996	$1,211,722		$2,954,410		$2,778,115
Cost of sales		450,993	271,410		959,778		740,069
Gross profit		826,003	940,312		1,994,632		2,038,046
Operating expenses:
Sales and marketing		307,521	267,902		734,968		510,501
General and administrative		690,078	615,895		1,325,796		1,171,574
Bad debt expense		22,016	---		22,669		2,500
Depreciation and amortization		145,780	139,187		291,548		274,639
Total operating expenses		1,165,395	1,022,984		2,374,981		1,959,214
Income (loss) from operations		(339,392)	(82,672)		(380,349)		78,832
Other expenses, net		(2,920)	(16,188)		(6,775)		(30,518)
Income (loss) before income taxes		(342,312)	(98,860)		(387,124)		48,314
Provision for income taxes		149,669	(31,011)		299,158		(61,322)
Net loss		$(192,643)	$(129,871)		(87,966)		(13,008)
Retained deficit at beginning of year					(5,879,161)		(7,255,023)
Retained deficit at end of period					$(5,967,127)		$(7,268,031)

Net earnings per share:
Basic	$	---	$(0.01)	$	---	$	---
Diluted	$	---	$(0.01)	$	---	$	---

Weighted average shares outstanding:
Basic		48,619,855	23,276,312		48,619,855		22,143,875
Diluted		48,619,855	23,276,312		48,619,855		22,143,875

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2005	2004

Cash flows from operating activities:
Cash received from customers	$2,887,090	$2,687,874
Cash paid to suppliers and employees	(2,531,135)	(2,691,400)
Other operating activities, net	1,323	205,739
Net cash provided by operating activities	357,278	202,213
Cash flows from investing activities:
Software development costs	(594,161)	(178,049)
Other investing activities, net	20,000	(50,933)
Net cash (used) by investing activities	(574,161)	(228,982)
Cash flows from financing activities:
Payments on line of credit, net	---	(2,999)
Payments made on long-term notes payable	(28,535)	(50,890)
Net cash (used) by financing activities	(28,535)	(53,889)
Net (decrease) in cash and cash equivalents	(245,418)	(80,658)
Cash and cash equivalents, beginning of year	341,359	142,022
Cash and cash equivalents, end of period	$95,941	$61,364

Reconciliation of net loss to cash flows from operating activities:
Net loss	$(87,966)	$(13,008)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Software development costs amortized	364,347	258,258
Stock and warrants issued for services	---	44,186
Rebate reserve adjustment	---	(266,301)
Provision for bad debts	22,669	2,500
Depreciation & amortization	291,548	274,639
Loss on disposal of property, plant and equipment	1,869	---
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(73,542)	180,062
Decrease in inventories	8,113	110,697
Decrease in refundable taxes	7,164	---
(Increase) decrease in prepaid expenses	30,177	(75,406)
Increase (decrease) in accrued royalties	17,238	(204,937)
Increase (decrease) in accounts payable	29,180	(174,711)
Increase in income taxes payable	180	700
Increase (decrease) in deferred taxes	(299,338)	60,625
Increase in other liabilities	45,639	4,909
Net cash provided by operating activities	$357,278	$202,213

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2005
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

INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives. The software license is amortized over a 10 year useful life.

SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $2,342,895, less accumulated amortization of $1,411,792 at June 30, 2005.

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

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $67,243 and $43,696 for the six months ended June 30, 2005 and 2004 respectively.

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

We capitalize costs related to the development and maintenance of our Website in accordance with Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 00-2, Accounting for Website Development Costs. Under EITF Issue No. 00-2, costs expensed as incurred are as follows:

▪	planning the Website,
▪	developing the applications and infrastructure until technological feasibility is established,
▪	developing graphics such as borders, background and text colors, fonts, frames, and buttons, and
▪	operating the site such as training, administration and maintenance.

Capitalized costs include those incurred to:

▪	obtain and register an Internet domain name,
▪	develop or acquire software tools necessary for the development work,
▪	develop or acquire software necessary for general Website operations,
▪	develop or acquire code for web applications,
▪	develop or acquire (and customize) database software and software to integrate applications such as corporate databases and accounting systems into web applications,
▪	develop HTML web pages or templates,
▪	install developed applications on the web server,
▪	create initial hypertext links to other Websites or other locations within the Website, and
▪	test the Website applications.

We amortize Website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative Website development costs, included in other assets on our condensed consolidated balance sheets, were $98,309, less accumulated amortization of $32,803 at June 30, 2005.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during the six months ended June 30, 2005 and 2004 and maintain a reserve for rebate claims remaining unpaid from 2000.

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

We recognize revenue related to the delivered products or services only if (i) the above revenue recognition criteria are met, (ii) any undelivered products or services are not essential to the functionality of the delivered products and services, (iii) payment for the delivered products or services is not contingent upon delivery of the remaining products or services, and (iv) we have an enforceable claim to receive the amount due in the event that we do not deliver the undelivered products or services.

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

NOTE 2 - INVENTORIES

At June 30, 2005, inventories consisted of the following:

Raw materials	$138,587
Finished goods	87,300
Inventories	$225,887

During the six months ended June 30, 2004, we wrote-off obsolete inventory with a carried cost totaling $32,396. This has been included in cost of sales for 2004.

NOTE 3 - INCOME TAXES

The provision (benefit) for taxes on net income for the three and six months ended June 30, 2005 and 2004 consisted of the following:

	Three months ended June 30				Six months ended June 30
		2005		2004		2005		2004

Current:
Federal	$	---	$	---	$	---	$	---
State		---		700		180		700
		---		700		180		700
Deferred:
Federal		(141,093)		25,001		(282,186)		50,002
State		(8,576)		5,310		(17,152)		10,620
		(149,669)		30,311		(299,338)		60,622
Total tax provision (benefit)		($149,669)		$31,011		($299,158)		$61,322

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

The following table shows the amounts used in computing earnings per common share and the effect on income and the average number of shares of dilutive potential common stock:

For the Three Months Ended June 30	2005	2004

Net Income	$(192,643)	$(129,871)
Preferred stock dividends	---	---
Net income available to common shareholders	$(192,643)	$(129,871)

Basic weighted average shares outstanding	48,619,855	23,276,312
Dilutive effect of:
Stock options	---	---
Convertible notes payable	---	---
Convertible Preferred Series A	---	---
Convertible Preferred Series B	---	---
Warrants	---	---
Diluted weighted average shares outstanding	48,619,855	23,276,312

For the Six Months Ended June 30	2005	2004

Net Income	$(87,966)	$(13,008)
Preferred stock dividends	---	---
Net income available to common shareholders	$(87,966)	$(13,008)

Basic weighted average shares outstanding	48,619,855	22,143,875
Dilutive effect of:
Stock options	---	---
Convertible notes payable	---	---
Convertible Preferred Series A	---	---
Convertible Preferred Series B	---	---
Warrants	---	---
Diluted weighted average shares outstanding	48,619,855	22,143,875

A total of 25,585,000 and 5,008,892 dilutive potential securities for the three and six months ended June 30, 2005 and 2004, respectively, have been excluded from the computation of diluted earnings per common share, as their inclusion would be anti-dilutive.

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

As part of the July 2004 financing transaction, we entered into a certain Registration Rights Agreement with a New York based private investment partnership pursuant to which we committed to registering all of the shares issued as part of such transaction, including those issuable under each of the two warrants. Under the terms of the Registration Rights Agreement, as amended, we had until November 12, 2004 to file a registration statement covering the shares already issued in the transaction, and we had another 150 days thereafter to have caused such registration statement to become effective. Upon receipt of the requisite stockholder approval to increase the number of authorized common shares so as to be able to deliver the warrants, which was effectively obtained as of November 10, 2004 (and which increase was effectuated on November 10, 2004), we had 30 days in which to file a registration statement covering such shares (which was filed November 22, 2004), and another 150 days thereafter to cause such registration statement to become effective. Any delays in meeting these obligations results in our being liable to the New York based private investment partnership in an amount equal to $630,000 per year, pro-rated as appropriate for the duration of any such delay.

NOTE 6 - RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We depend upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to us, operations could be adversely affected.

NOTE 7 - SUBSEQUENT EVENTS

As of August 19, 2005, the registration statement filed on November 22, 2004 had not yet been declared effective. Pursuant to a verbal agreement reached with the New York based private investment partnership in relation to the associated accruing penalties, we have agreed to cap the penalties and to pay the New York based private investment partnership an amount in cash that is yet to be determined. Although there can be no assurance, management is hopeful that we will cause the registration statement to be declared effective by September 30, 2005. If we are unsuccessful in causing the registration statement to be declared effective by the Securities and Exchange Commission (“SEC”) by September 30, 2005, however, and depending on how long any such delay in causing effectiveness to be declared by the SEC continues thereafter, it is likely to have a very material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal” and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things (i) our liquidity and capital resources, (ii) our financing opportunities and plans, (iii) our ability to attract customers to generate revenues, (iv) market and other trends affecting our future financial condition or results of operations, (v) our growth strategy and operating strategy, and (vi) the declaration and/or payment of dividends.

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

MANAGEMENT OVERVIEW

During the second quarter of 2005 and for the first time in our operating history, we introduced our flagship product, QuickVerse®, to the Macintosh® Operating System platform. QuickVerse®Macintosh is available in two new editions, QuickVerse® Macintosh Black which has a suggested retail price of $99.95 and QuickVerse®Macintosh White which has a suggested retail price of $49.95. We believe we are now the only publisher of Bible reference software for each of the Windows®, Macintosh®, PocketPC® and Palm® OS platforms. We also released an updated version of Bible Illustrator® 3.0 titled Sermon Builder® 4.0 during the second quarter of 2005. Sermon Builder® 4.0 was the first update to this particular program in over six years and has a suggested retail price of $69.95. Sermon Builder® 4.0 is ideal for pastors and teachers who want to create punctuated sermons, comprehensive lessons, and in-depth Bible studies. Furthermore, during the first quarter of 2005, and for the second consecutive year, we released an upgrade to our top-selling financial and data management software, Membership Plus®, and introduced two new QuickVerse® editions, QuickVerse® 2005 Essentials and QuickVerse® 2005 Platinum. QuickVerse® 2005 Essentials appeals to those customers who are seeking their first Bible study software and it is a great way to begin a Bible study software collection. It has a suggested retail price of $49.95. QuickVerse®2005 Platinum is the most comprehensive Bible study edition we have to offer and appeals to scholars who are serious about Bible study. It has a suggested retail price of $799.95. We believe that the unique features of the four new QuickVerse®editions will provide us with an opportunity to broaden our customer base as our products are now available to PC and Macintosh users, and they appeal not only to those just beginning their journey into Bible study but also to the scholars who are searching for an in-depth knowledge of the Bible. As a result of these releases, as well as our release in December 2004 of our most recent upgrade to QuickVerse®, our second quarter 2005 revenues were higher than those during the second quarter of 2004. Our performance during the three months ended June 30, 2005 marks the second straight year in which we have increased our gross revenues during our second quarter, which is typically one of our slower quarters in revenue growth due to the seasonality of our products. Although there can be no assurance, we believe that we can sustain our revenue growth through the third and fourth quarters based upon our development schedule which includes an update to our QuickVerse® PDA software along with an update to our QuickVerse® Windows software.

Results Of Operations for Quarters Ending June 30, 2005 and June 30, 2004

Statement of Operations for Six Months Ended June 30	2005	2004	Change	%
Net Revenues	$2,954,410	$2,778,115	$176,295	6%
Cost of Sales	$959,778	$740,069	$219,709	30%
Gross Profit	$1,994,632	$2,038,046	$(43,414)	-2%
Total Operating Expenses	$(2,374,981)	$(1,959,214)	$(415,767)	21%
Other Expenses	$(6,775)	$(30,518)	$23,743	-78%
Income (loss) before income taxes	$(387,124)	$48,314	$(435,438)	-901%
Provision for income taxes	$299,158	$(61,322)	$360,480	-588%
Net loss	$(87,966)	$(13,008)	$(74,958)	576%

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating only about 33% of our annual sales.

During the six months ended June 30, 2004, we wrote down a distinct category of obsolete inventory of approximately $32,000 which is included in cost of sales. We also wrote down a reserve for rebates payable due to a change in accounting estimate of approximately $266,000 which is included as an adjustment to revenue in accordance with EITF Issue No. 01-09 for the six months ended June 30, 2004. These write down items had no effect on the cash flow statement. Our net income decreased approximately $63,000 from a net loss of approximately $130,000 for the three months ended June 30, 2004 to a net loss of approximately $193,000 for the three months ended June 30, 2005 and decreased approximately $75,000 from a net loss of approximately $13,000 for the six months ended June 30, 2004 to a net loss of approximately $88,000 for the six months ended June 30, 2005. For the six months ended June 30, 2004, we recognized approximately $44,000 in non-cash expenses related to issuances of shares of common stock to our board of directors and employees as well as warrants issued for services. For the six months ended June 30, 2005 we did not recognize any non-cash expenses related to shares of common stock and warrants issued for services.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. Estimated returns are also based upon a percentage of total retail and direct sales. Direct sales accounted for approximately 65% of our 2004 fiscal year revenue. We account for cash considerations (such as sales incentives - rebates and coupons) that we give our customers as a reduction of revenue rather than as an operating expense. Product revenue is also reduced for the estimated redemption of end-user rebates on certain current product sales. We did not have any rebate programs during the three and six months ended June 30, 2004 and 2005, respectively.

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

Product returns from distributors and Christian bookstores are allowed primarily in exchange for new products or for credit towards purchases as part of a stock-balancing program. These returns are subject to certain limitations that may exist in the contract. Under certain circumstances, such as termination or when a product is defective, distributors and bookstores could receive a cash refund if returns exceed amounts owed. Returns from sales made directly to the consumer are accepted within 45 days of purchase and are issued a cash refund. Product returns or price protection concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results. We do anticipate implementing a price protection program within the third quarter of 2005 on our current QuickVerse® 2005 titles within the Christian Booksellers Association retail channel in order to prepare for our next updated release of QuickVerse® 2006. QuickVerse® 2006 is anticipated to be released in late September 2005 or early October 2005, and we feel we have reserved appropriately for the anticipated price protections.

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

Shipping and handling costs in connection with our software products are expensed as incurred and included in cost of sales.

Revenues for Three Months Ended June 30	2005	% to Sales	2004	% to Sales	Change	%
Gross sales	$1,527,334	100%	$1,057,504	100%	$469,830	44%
Add rebate adjustment	4,910	0%	266,301	25%	(261,391)	-98%
Less reserve for sales returns and allowances	(255,248)	-17%	(112,083)	-11%	(143,165)	128%
Net sales	$1,276,996	83%	$1,211,722	114%	$65,274	5%

Revenues for Six Months Ended June 30	2005	% to Sales	2004	% to Sales	Change	%
Gross sales	$3,511,370	100%	$2,772,975	100%	$738,395	27%
Add rebate adjustment	9,820	0%	326,810	12%	(316,990)	-97%
Less reserve for sales returns and allowances	(566,780)	-16%	(321,670)	-12%	(245,110)	76%
Net sales	$2,954,410	84%	$2,778,115	100%	$176,295	6%

Gross revenues increased approximately $470,000 from approximately $1,057,000 for the three months ended June 30, 2004 to approximately $1,527,000 for the three months ended June 30, 2005 and increased approximately $738,000 from approximately $2,773,000 for the six months ended June 30, 2004 to approximately $3,511,000 for the six months ended June 30, 2005. Such increase is due to our releases of an enhanced version of our top financial and data management product, Membership Plus®, an enhanced version of QuickVerse® Essentials and a new edition to the QuickVerse® family, the QuickVerse® Platinum edition, during the first quarter of 2005. QuickVerse® Essentials retails for $49.95. QuickVerse® Platinum contains the most Bible translations and reference titles of any QuickVerse® edition and retails for $799.95. During the second quarter of 2005, we introduced QuickVerse® Macintosh in two editions, White Box edition at the retail price of $49.95 and Black Box edition at the retail price of $99.95. This was our first product release on the Macintosh®Operating System platform. We also released an enhanced version of Bible Illustrator® 3.0 titled Sermon Builder® 4.0. This was the first update to this program in over six years and retails for $69.95. Comparatively, during the six months ended June 30, 2004, we had only the one product release of Membership Plus® 8.0 which ranged in price from $199.95 to $299.95. We anticipate that revenues will continue to increase throughout the year as we remain on schedule to have an updated annual release of our two major product lines, QuickVerse® and Membership Plus®.

Sales returns and allowances increased approximately $144,000 from approximately $110,000 for the three months ended June 30, 2004 to approximately $254,000 for the three months ended June 30, 2005 and increased approximately $246,000 from approximately $319,000 for the six months ended June 30, 2004 to approximately $565,000 for the six months ended June 30, 2005. As a percentage of gross sales, sales returns and allowances increased from approximately 10.4% for the three months ended June 30, 2004 to approximately 16.7% for the three months ended June 30, 2005 and increased from approximately 11.5% for the six months ended June 30, 2004 to approximately 16.1% for the six months ended June 30, 2005. The upward trend in sales returns and allowances as a percentage is attributable to our release of enhanced versions of QuickVerse® and Membership Plus® in December of 2004 and February of 2005, respectively. The release of these two enhanced products resulted in an increased quantity of sales returns and allowances of prior versions as the last enhancements for both of these titles was approximately one year. In the past, product enhancements were typically extended over two to three years. We have also increased our reserve for sales returns due to a higher price point in connection with QuickVerse® Platinum being released in the first quarter of 2005. Furthermore, due to the resignation of the primary developer of Membership Plus® and some unresolved maintenance issues, we have experienced higher actual returns on the Membership Plus® 2005 product line. However, we are currently utilizing both domestic and international contracted developers to not only resolve the maintenance issues but to also continue the development for our annual update on the Membership Plus® program. We are on track to continue to release enhanced versions of our products on an annual basis; however, we do anticipate the sales return and allowances as a percentage to follow a downward trend due to the increased focus of our sales efforts to the end-user and our decreased presence in the retail market. Incidents of return are lower for sales direct to the end-user than sales into the retail stores.

Cost of Sales

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package, fulfill and ship the software products. Direct costs and manufacturing overhead also include the amortized software development costs and the non-capitalized technical support wages. The direct costs and manufacturing overhead increased approximately $123,000 from approximately $229,000 for the three months ended June 30, 2004 to approximately $352,000 for the three months ended June 30, 2005 and increased approximately $99,000 from approximately $625,000 for the six months ended June 30, 2004 to approximately $724,000 for the six months ended June 30, 2005. As a percentage of gross revenues, the direct costs and manufacturing overhead slightly increased approximately 1% for the three months ended June 30, 2005 and slightly decreased approximately 2% for the six months ended June 30, 2005. The six months ended June 30, 2004 include the write down of a distinct category of obsolete inventory of approximately $32,000. Fulfillment costs from a third-party warehouse and included in the manufacturing overhead costs noted above decreased approximately $15,000 from approximately $47,000 for the six months ended June 30, 2004 to approximately $32,000 for the six months ended June 30, 2005 as we moved our retail fulfillment to a new outside entity in late October 2004. The steady percentage of cost of sales reflects the continual software development cycle of enhancing our two major product lines within a one year timeframe and the amortization of those software development costs. The amortization recognized during the six months ended June 30, 2004 resulted from several new software releases in late 2003 and early 2004 including QuickVerse® 8.0 and Membership Plus® 8.0. Similarly, the amortization recognized during the six months ended June 30, 2005 resulted from the December 2004 release of QuickVerse® 2005, the February 2005 release of Membership Plus® 2005, the late June 2005 releases of QuickVerse® Macintosh and Sermon Builder® 4.0 and the remainder of QuickVerse® 8.0 and Membership Plus® 8.0. The direct costs and manufacturing overhead percentage are expected to continue at the 2005 levels as working capital remains more consistent and as more development projects are implemented in a shortened timeframe.

Royalties to third party providers of intellectual property increased approximately $66,000 from approximately $35,000 for the three months ended June 30, 2004 to approximately $101,000 for the three months ended June 30, 2005 and increased approximately $121,000 from approximately $115,000 for the six months ended June 30, 2004 to approximately $236,000 for the six months ended June 30, 2005. Royalties also increased as a percentage of gross revenues from approximately 3.3% for the three months ended June 30, 2004 to approximately 6.6% for the three months ended June 30, 2005 and increased from approximately 4.1% for the six months ended June 30, 2004 to approximately 6.7% for the six months ended June 30, 2005. The increase of royalties reflects the release of the QuickVerse® 2005 editions in early December 2004, and the three additional QuickVerse® editions, specifically QuickVerse® Essentials and QuickVerse® Platinum, which were released in early March of 2005 and QuickVerse® Macintosh which was released in June 2005. We also released Sermon Builder® 4.0 in June 2005 which was an update to Bible Illustrator® 3.0. This was the first update to Bible Illustrator® 3.0 in over six years and included not only technological updates but content additions. Furthermore, we sold some of the older QuickVerse® versions to liquidators at a reduced price throughout the first and second quarter of 2005 compared to no sales to liquidators during the first and second quarter of 2004. During the year ended 2004, we renegotiated several royalty contracts which resulted in some cases in a higher royalty rate along with access to more content. The royalty rate as a percentage of gross sales is expected to increase in the future as sales to new users are expected to increase and as more development projects are implemented for new and/or enhanced products. However, upgrade sales will continue to be subject to royalties only on content additions of the upgraded version.

Software development costs are expensed as incurred until technological feasibility and marketability has been established, at which time development costs are capitalized until the software title is available for general release to customers. Development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). Software development is segregated by title and technology platform. Once a product has been successfully released, subsequent revisions and upgrades are considered development and the costs of the revision and upgrade are capitalized. Capitalized costs are amortized on a product-by-product basis using the greater of (i) the straight-line amortization over the estimated life of the product (generally from 12 to 18 months), or (ii) the ratio of current revenues from the product to the total projected revenue over the life of the product. Generally, we consider technological feasibility to have been established with the release of a beta version for testing.

Software development costs are summarized in the table below. The software development costs, consisting primarily of direct and indirect labor and related overhead charges, capitalized during the three months ended June 30, 2004 and 2005 were approximately $104,000 and approximately $330,000, respectively and approximately $178,000 and $594,000 for the six months ended June 30, 2004 and 2005, respectively. Accumulated amortization of these development costs included in cost of sales totaled approximately $106,000 and approximately $182,000 for the three months ended June 30, 2004 and 2005, respectively and approximately $252,000 and 364,000 for the six months ended June 30, 2004 and 2005, respectively. The increase in both the capitalization and amortization is a direct result of the increase in the number of development projects we have undertaken in the last two years and the consistent one year turn around on enhanced versions of our two major product lines QuickVerse® and Membership Plus®.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$783,250	$506,121	$701,289	$584,706
Capitalized	329,512	104,421	594,161	178,049
Amortized (Cost of sales)	181,659	106,045	364,347	258,258
Ending Balance	$931,103	$504,497	$931,103	$504,497
Research and development expense (General and administrative)	$30,164	$27,522	$67,243	$43,696

Sales, General and Administrative

Sales, General and Adminstrative Costs for Six Months Ended June 30	2005	% to Sales	2004	% to Sales	Change	%
Selected expenses:
Commissions	$478,168	14%	$345,461	12%	$132,707	38%
Advertising and direct marketing	256,800	7%	165,040	6%	91,760	56%
Total sales and marketing	$734,968	21%	$510,501	18%	$224,467	44%
Research and development	$67,243	2%	$43,696	2%	$23,547	54%
Personnel costs	693,586	20%	751,967	27%	(58,381)	-8%
Legal	123,280	4%	34,031	1%	89,249	262%
Telecommunications	32,152	1%	76,811	3%	(44,659)	-58%
Corporate services	55,972	2%	28,486	1%	27,486	96%
Administration	10,749	0%	53,388	2%	(42,639)	-80%
Other general and administrative costs	342,813	10%	183,195	7%	159,618	87%
Total general and administrative	$1,325,796	38%	$1,171,574	42%	$154,222	13%

Gross revenues increased approximately $470,000 from approximately $1,057,000 for the three months ended June 30, 2004 to approximately $1,527,000 for the three months ended June 30, 2005 and increased approximately $738,000 from approximately $2,773,000 for the six months ended June 30, 2004 to approximately $3,511,000 for the six months ended June 30, 2005. However, sales and marketing expenses also increased approximately $40,000 from approximately $268,000 for the three months ended June 30, 2004 to approximately $308,000 for the three months ended June 30, 2005 and increased approximately $225,000 from approximately $510,000 for the six months ended June 30, 2004 to approximately $735,000 for the six months ended June 30, 2005. Included in sales expenses, commissions to a third-party telemarketing firm increased approximately $133,000 from approximately $345,000 for the six months ended June 30, 2004 to approximately $478,000 for the six months ended June 30, 2005. Commissions also increased as a percentage of gross revenues from approximately 12.5% to approximately 13.6% for the six months ended June 30, 2004 and 2005, respectively. This increase is attributed to the increased focus of our sales to the direct consumer along with the number of new and enhanced product releases during the six months ended June 30, 2005 compared with just one product release during the six months ended June 30, 2004. Advertising and direct marketing costs increased approximately $94,000 from approximately $162,000 for the six months ended June 30, 2004 to approximately $256,000 for the six months ended June 30, 2005 and increased as a percentage of gross revenues from approximately 5.8% to 7.3%, respectively. This increase is a direct result in continuing to market our products online through multiple sources, continuing to increase and focus more on our direct marketing efforts, and the increased number of publication advertisements due to the new product enhancements of QuickVerse® and Membership Plus®along with the introduction of the three new QuickVerse® editions and the updated Sermon Builder® 4.0 during the six months ended June 30, 2005.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). Software development costs related to third-party developers and direct labor expensed as research and development (see table above) amounted to approximately $28,000 for the three months ended June 30, 2004 compared to approximately $30,000 incurred for the three months ended June 30, 2005 and approximately $44,000 for the six months ended June 30, 2004 compared to approximately $67,000 for the six months ended June 30, 2005. The increase in 2005 reflects more research and development costs associated with maintenance issues on titles after they are released to the general public along with exploring new platforms for future products. Research and development expenses are expected to increase in future periods as we add new products and versions to our product mix along with new platforms for our current and future products.

Total personnel costs decreased approximately $58,000 from approximately $752,000 for the six months ended June 30, 2004 to approximately $694,000 for the six months ended June 30, 2005. However, direct salaries and wages increased approximately $96,000 from approximately $726,000 for the six months ended June 30, 2004 to approximately $822,000 for the six months ended June 30, 2005. As a percentage of gross revenues, direct salaries and wages decreased approximately 2.8% from approximately 26.2% for the six months ended June 30, 2004 to approximately 23.4% for the six months ended June 30, 2005. The direct salaries and wages include approximately $8,000 and $10,000 in expense for upper management year-end bonus accrual for the year ends December 31, 2004 and 2005, respectively. Furthermore, we recognized approximately $14,000 of expense related to 635,000 restricted common shares issued to employees during the six months ended June 30, 2004. The increase in direct salaries and wages is a direct result of increasing our sales and marketing team and our development staff. The associated health care costs decreased approximately $5,000 from approximately $76,000 for the six months ended June 30, 2004 to approximately $71,000 for the six months ended June 30, 2005 as we restructured our health benefits plans in late October 2004. The capitalization of direct and indirect labor and related overhead charges as software development costs (see “Cost of Sales” above) increased by approximately $158,000 from approximately $90,000 for the six months ended June 30, 2004 to approximately $248,000 for the six months ended June 30, 2005. This increase is due to the addition of development staff and the increased amount of new development projects. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the direct sales staff.

Direct legal costs increased approximately $89,000 for the six months ended June 30, 2005 as the company continues to work through the registration process for the SB-2 registration statement. It is anticipated that legal costs will continue at increased levels as we pursue our business plan for growth by acquiring companies that are synergistic with our current product line and customer base. Telecommunications costs decreased approximately $45,000 for the six months ended June 30, 2005 as we switched our local and long distance carriers in order to take advantage of the provider’s current technology. Our increased call volume enabled us to change our service to dedicated T-1 lines which in turn reduced the long distance charges. Furthermore, we invested in internet protocol phones for our remote locations which reduced the overall local and long distance charges in our Illinois and Iowa locations. The increased call volume in the technical support and customer service departments resulted from the release of the two major product upgrades in December 2004 and February 2005 along with the two new product releases during the second quarter of 2005. Corporate service fees increased approximately $27,000 for the six months ended June 30, 2005. These fees are related to the hiring of an outside consultant and the expense for a 2004 issuance of a warrant to purchase 600,000 shares of common stock allocated over the term of the consulting contract. Administration expenses decreased approximately $43,000 for the six months ended June 30, 2005 due to not incurring interest and penalty fees on back payroll taxes as we did during the six months ended June 30, 2004. Interest expense for the six months ended June 30, 2005 decreased by approximately $25,000 compared to 2004. This is due to our continuing efforts to reduce our trade payables and meet the scheduled terms and the reduced loans and long-term note payables. Finally, bad debt expense increased approximately $20,000 for the six months ended June 30, 2005 as we were notified by one of our liquidation customers of the possibility that they will not be able to pay on their full balance due to us.

Other Income and Expenses

On July 19, 2004, we completed an equity financing in the amount of $1,750,000 through a private placement with Barron Partners, L.P. where Barron purchased 21,875,000 restricted shares of common stock and received two warrants to purchase up to an additional 21,875,000 shares of common stock. As part of the financing transaction, we also entered into a certain Registration Rights Agreement with Barron pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under the warrants. On November 22, 2004, we filed a registration statement on Form SB-2 covering the shares issued to Barron, as well as the shares underlying the warrants issued to Barron. Under the terms of the Registration Rights Agreement, as amended, we had until April 22, 2005 to cause such registration statement to be declared effective by the SEC. In accordance with the terms of the Registration Rights Agreement, any delays in meeting this obligation subjected us to liability to Barron in an amount equal to $1,726 per day for the duration of any such delay. As of June 30, 2005, we had accrued a total of $119,000 in registration rights penalties for not causing the registration statement to be declared effective by the SEC.  This has been included with general and administrative expenses. Pursuant to a verbal agreement reached with Barron in relation to the associated accruing penalties, we have agreed to cap the penalties and to pay Barron an amount in cash that is yet to be determined. Although there can be no assurance, we are hopeful that we will cause the registration statement to be declared effective by September 30, 2005. If we are unsuccessful in causing the registration statement to be declared effective by the SEC by September 30, 2005, however, and depending on how long any such delay in causing effectiveness to be declared by the SEC continues thereafter, it is likely to have a very material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

Amortization

Amortization expense increased approximately $12,000 for the six months ended June 30, 2005. The software license acquired from The Learning Company in July of 1999 is amortized over a 10 year useful life. Amortization expense for 2005 reflects the continual amortization of the software license along with the amortization for the launch of our website, www.quickverse.com, during the second quarter of 2004.

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

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. At June 30, 2005, management established the valuation allowance based on the assessment that the company will produce sufficient income in the future to realize its net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the software license agreement. We currently have net operating loss carryforwards, for income tax purposes, of approximately $7,648,000. The carryforwards are the result of income tax losses generated in 2000 ($2,480,000 expiring in 2020) and 2001 ($5,168,000 expiring in 2021). We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $450,000 to fully utilize the current loss carryforwards. We believe this is achievable through careful expense management and continued introduction of new products and enhanced versions of our existing products.

Although there can be no assurance, management expects the deductible temporary differences (reserves) to reverse sometime beyond the next fiscal year.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the funding of our continued operations, which includes the ongoing internal development of new products and expansion and upgrade of existing products. We believe our future cash provided by operations will be sufficient to fund our continued operations. However, our pursuit of future strategic product line and/or corporate acquisitions and licensing will require funding from outside sources. Funding from outside sources may include but are not limited to the exercise of outstanding warrants and pursuit of other financing options such as commercial loans, common stock and/or preferred stock issuances and convertible notes. At this time, we have no legally committed funds for future capital expenditures including software development.

Working Capital at June 30	2005	2004	Change	%
Current assets	$1,298,981	$503,834	$795,147	158%
Current liabilites	$1,451,309	$2,857,185	$(1,405,876)	-49%
Retained deficit	$(5,967,127)	$(6,957,257)	$990,130	-14%

As of June 30, 2005, we had $1,298,981 in current assets, $1,451,309 in current liabilities and a retained deficit of $5,967,127. We had a loss before income taxes of $342,312 for the three months ended June 30, 2005 and a loss before income taxes of $387,124 for the six months ended June 30, 2005. In comparison, as of June 30, 2004 we had $503,834 in current assets, $2,857,185 in current liabilities and a retained deficit of $6,957,257.

Cash Flows for Six Months Ended June 30	2005	2004	Change	%
Cash flows provided by operating activities	$357,278	$202,213	$155,065	77%
Cash flows used by investing activities	$(574,161)	$(228,982)	$(345,179)	151%
Cash flows used by financing activities	$(28,535)	$(53,889)	$25,354	-47%

Net cash provided by operating activities was approximately $202,000 for the six months ended June 30, 2004 and approximately $357,000 for the six months ended June 30, 2005. The increase in cash provided was primarily due to an increase in the amounts received from customers resulting from increased sales along with a decrease in the amount paid out to suppliers and employees.

Net cash used in investing activities was approximately $229,000 for the six months ended June 30, 2004 and approximately $574,000 for the six months ended June 30, 2005. The increase in cash used for investing activities results from capitalizing costs associated with software development and Website development along with upgrading our internal computer equipment and software in order to increase our operating efficiency capabilities. Furthermore, during the three months ended June 30, 2005 the restriction on the cash held in reserve by our merchant banker was lifted and made available to us.

Net cash used by financing activities was approximately $54,000 for the six months ended June 30, 2004 and approximately $29,000 for the six months ended June 30, 2005. Cash used by financing activities reflects payments made on long-term note payables.

As part of the financing transaction with Barron Partners, L.P. dated July 19, 2004, we also entered into a certain Registration Rights Agreement pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under the warrants. On November 22, 2004, we filed a registration statement on Form SB-2 covering the shares issued to Barron, as well as the shares underlying the warrants issued to Barron. Under the terms of the Registration Rights Agreement, as amended, we had until April 22, 2005 to cause such registration statement to be declared effective by the SEC. In accordance with the terms of the Registration Rights Agreement, any delays in meeting this obligation subjected us to liability to Barron in an amount equal to $1,726 per day for the duration of any such delay. As of June 30, 2005, we had accrued a total of $119,000 in registration rights penalties for not causing the registration statement to be declared effective by the SEC.  Pursuant to a verbal agreement reached with Barron in relation to the associated accruing penalties, we have agreed to cap the penalties and to pay Barron an amount in cash that is yet to be determined. Although there can be no assurance, we are hopeful that we will cause the registration statement to be declared effective by September 30, 2005. If we are unsuccessful in causing the registration statement to be declared effective by the SEC by September 30, 2005, however, and depending on how long any such delay in causing effectiveness to be declared by the SEC continues thereafter, it is likely to have a very material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See Exhibits 10.10, 10.11, 10.12, and 10.13.

Contractual Liabilities

We lease office space/warehouse facilities in Omaha, Nebraska under an operating lease with a third-party with terms extending through 2007. We are responsible for all taxes, insurance and utility expenses associated with this lease. There is no lease renewal option contained in the lease.

We lease office space in Naperville, Illinois under an operating lease with a third-party with terms extending through March 2006. We are responsible for all insurance expenses associated with this lease.

At June 30, 2005, the future minimum rental payments required under these leases are as follows:

2005	$40,665
2006	69,451
2007	27,288
Total future minimum rental payments	$137,404

We lease telephone equipment under a capital lease expiring in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life. Minimum future lease payments under capital leases as of June 30, 2005 for each of the next five years and in the aggregate are:

2005	$6,863
2006	13,726
2007	13,726
2008	13,726
2009	12,582
Total minimum lease payments	60,623
Less: Amount representing interest	13,444
Total obligations under capital lease	47,179
Less: Current installments of obligations under capital lease	8,667
Long-term obligation under capital lease	$38,512

The Potential Impact of Known Facts, Commitments, Events and Uncertainties on Future Operating Results or Future Liquidity Requirements

New Accounting Pronouncements

In the past, we have applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting as allowed by SFAS No 123, Accounting for Stock Based Compensation, for various forms of share-based awards including incentive and nonqualified stock options and stock appreciation rights attached to stock options; and therefore, no compensation cost had been recognized. However, in December 2004, the FASB issued SFAS No 123 (R), Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that the service is provided for that award. This new standard will be effective for the company the first quarter of fiscal 2006. We did not grant any form of share-based awards during the six months ended June 30, 2005.

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

(b) Changes In Internal Controls Over Financial Reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no reportable events under this Item 4 during the quarterly period ended June 30, 2005.

ITEM 5. OTHER INFORMATION.

The Annual Meeting of the Stockholders of Findex.com, Inc. will be held on December 9, 2005. Stockholders of record who wish to submit a proposal at the 2005 Annual Meeting must provide written notice to the Secretary of the company in accordance with Article IX of our Articles of Incorporation. Under our Articles of Incorporation, such notice must be received by the Secretary no earlier than October 10, 2005, and no later than November 9, 2005.

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