Form 10KSB/A
period 2000-12-31
FINDEX COM INC
filed 2005-09-28
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment Number 1

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000.

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

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Revenues for the fiscal year ended December 31, 2000 totaled $7,038,451.

As of September 27, 2005 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $2,542,000.

At September 28, 2005, the registrant had outstanding 48,619,855 shares of common stock, of which there is only a single class.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

Yes __ No X

Explanatory Note

We are filing this Amendment Number 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2000 to restate our financial statements for the year then ended to reflect issues identified during a regulatory review of our financial statements associated with a certain registration statement filed with the SEC on November 22, 2004 on Form SB-2 and which is pending effectiveness as of the date of this filing of Amendment Number 1 to Form 10-KSB for the year ended December 31, 2000. There was no net effect on the consolidated statements of operations or consolidated statements of cash flows for the year ended December 31, 2000 as a result of corrections to the financial statements for the period covered by the report.

During the year ended December 31, 2000, we discontinued the use of a third-party to process rebate claims. Rebate program details were obtained from the third-party processor and a liability was recorded for the unpaid rebate claims monthly, beginning July 1999 and continuing through October 2000. In 2004, we discovered that the unpaid rebate claims were duplicated between reports received from the third-party processor and as a result the liability recorded upon our assumption of the rebate claim fulfillment was also duplicated. We are restating the liability recorded for unpaid rebate claims for the fiscal year end December 31, 2000 as a decrease to rebates payable rather than as an adjustment to the beginning retained earnings of the period commencing January 1, 2003.

We have also restated our financial statements for the year ended December 31, 1999 to reflect issues identified during the restatement of our financial statements for the year ended December 31, 2001 and previously reported as a prior period adjustment on the Form 10-KSB filed for the year ended December 31, 2001. There was no net effect on the consolidated statements of operations or consolidated statements of cash flows for the year ended December 31, 2001 as a result of corrections to the financial statements for the period covered by the report.

During the year ended December 31, 1999, we erroneously recognized revenue associated with inventory retained by The Learning Company (“TLC”) as part of a certain amended Asset Purchase Agreement dated June 30, 1999. The amended Asset Purchase Agreement provided for the purchase of all inventories of raw materials, works-in-process, finished goods and materials of Parsons Technology, Inc., including components that were then located at Parsons’ Cedar Rapids, Iowa locations. The amended Asset Purchase Agreement indicated that any inventories located at any facility of BMG, TLC’s third-party manufacturer, were to be retained by TLC and not included in the purchase. Accordingly, we have restated our consolidated balance sheet as of December 31, 1999 and our consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for the year then ended.

A discussion of the restatements for years ended December 31, 2000 and 1999, respectively, are included in Note 18 to the financial statements included in this Amendment Number 1 to Form 10-KSB for the year ended December 31, 2000. Changes have also been made to the following items as a result of the restatement:

Part II Item 6  Management’s Discussion and Analysis of Financial Condition or Plan of Operations
         Item 7 Financial Statements

This Amendment Number 1 to Form 10-KSB for the year ended December 31, 2000 does not otherwise change or update the disclosures set forth in the Form 10-KSB for the year then ended as originally filed and does not otherwise reflect events occurring after the filing of the Form 10-KSB. For a description of our business and the risks related to our business, please see our Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

-i-

Part II

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

The following discussion should be read together with the consolidated financial statements of FindEx.com, Inc. and the notes to the consolidated financial statements included elsewhere in this Form 10-KSB/A.

THE FOLLOWING DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS REGARDING FINDEX’S EXPECTATIONS FOR ITS BUSINESS AND ITS CAPITAL RESOURCES. THESE EXPECTATIONS ARE SUBJECT TO VARIOUS UNCERTAINTIES AND RISKS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM THESE FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF CERTAIN LIMITATIONS INHERENT IN SUCH STATEMENTS, SEE “FORWARD-LOOKING STATEMENTS” BELOW.

GENERAL

For a discussion of the history and development of FindEx.com, Inc., see the “General” discussion above. Since our acquisition of the Parsons Church Division from Mattel Corporation, we have expanded our presence in the Christian Booksellers Association (“CBA”) marketplace, lost our presence in the secular retail marketplace, re-established our presence in the secular market and expanded that presence to the point that we have a larger presence than before. We have been aggressively pursing our business plan to be the premier provider of Bible study and related products and content to the domestic and international markets through both acquisition of established companies and ongoing internal development of products and Bible-related content, to build upon the Company’s existing financial information products and services, and to offer additional technology, products and services that are synergistic to the affinity group FindEx already serves. We have developed two (2) enhanced releases of our flagship product, QuickVerse, one (1) new product targeted mainly to the secular market, QuickVerse Essentials, and one (1) enhanced release of our top financial product, Membership Plus. We are currently researching new opportunities in technology for our existing software titles and expanding our financial product line.

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

Our Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) for the twelve months ended December 31, 2000 was a loss of approximately $3,159,000. This loss, however, includes several non-cash expenses recorded during the year. We recognized expenses of $555,363 relating to 120,000 common shares issued to IC Capital, LLC for investor relations services, $181,250 relating to 50,000 common shares issued to Genesis Financial Group, LLC for consulting services, $2,171,875 relating to 250,000 common shares issued to MHE, Inc. for consulting services, and $328,571 to Business Investor Services, Inc. relating to 100,000 shares and 100,000 warrants for consulting services. In addition, we increased our reserve for sales returns by $150,720 and our reserve for rebates by $307,760 to reflect higher expected future occurrences due to our expanded presence in the secular retail marketplace.

Revenues

Revenues from the sale of software are recognized when the product is shipped. Product return reserves are based upon a percentage of total retail and direct sales for the period and may increase or decrease as actual returns are processed. Product returns or price protection concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results. See “Risk Factors - Product returns that exceed our anticipated reserves could result in worse than expected operating results.”

Gross revenues increased from approximately $6,243,000 for the year ended December 31, 1999 to approximately $7,947,000 for the year ended December 31, 2000. Sales returns and allowances increased from approximately $289,000 for the year ended December 31, 1999 to approximately $792,000 for the year ended December 31, 2000. On March 8, 2000, The Learning Company, a division of Mattel Corporation, canceled the distribution agreement. Realizing the importance of that marketplace to our business plan, we began the process of establishing those relationships on our own behalf. Key distributors in the secular market began placing orders with us on a test basis in early third quarter and by late third quarter, they began placing significant orders in preparation for the Christmas retail season. The full benefit of these efforts was not realized until fourth quarter of 2000 and is continuing to expand. In addition, Mattel Interactive, the direct sales division of Mattel Corporation, made significant reductions in workforce and product lines. This decision on their part resulted in significantly fewer and smaller orders during the last three quarters of 2000. Finally, 1999 gross revenues reflect the release of our top two titles; QuickVerse version 6.0 (QV6) in early October 1999, and Membership Plus version 6.0 in mid November 1999. Gross revenues for 2000 reflect the introduction of one new title, QuickVerse Essentials, in the first quarter, immediately before The Learning Company cancelled the distribution agreement, and the release of QuickVerse version 7.0 (QV7) in mid November 2000. The earlier release of QV6 in 1999 allowed our customers to sell down their initial orders and place reorders in time for the Christmas season. The timing of the release of QV7 did not provide adequate time for the initial orders to be sold through.

The Company experienced larger product returns during the fourth quarter of 2000 than during the same period of 1999. Product returns are typically higher in the secular marketplace than the Christian marketplace. As the distributors place the products into the secular retail channel, they monitor the sell-through rates of those products and generally return quantities of those that aren’t selling as anticipated. This practice contrasts with the Christian marketplace in that the quantities ordered are generally smaller and the retailer is willing to hold on to the products for a longer period of time before making the decision to return. The release of QV7 in November 2000 also increased the quantity of returns of prior versions as stores made shelf space. With our expanded presence in the secular retail market, we increased our reserve for anticipated returns of channel inventory at December 31, 2000.

COST OF SALES

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package, fulfill and ship the software products. The direct costs and manufacturing overhead decreased from 18.6% of gross revenues in 1999 to 17.2% of gross revenues in 2000 due to opening our new warehouse facility and not depending on a third party to fulfill our retail orders. Royalties to third party providers of intellectual property remained steady at 13% of gross revenues in 1999 and 2000. Royalties are expected to increase in the future due to content additions to QV7. Several new titles were added and the entire content of the QuickVerse Greek Edition was included as basic content of the Deluxe version while continuing to be marketed as a separate product.

SALES, GENERAL AND ADMINISTRATIVE

Operating expenses for 2000 reflect a full twelve months of operations whereas 1999 reflects only six months of activity. In addition, operating expenses for 2000 include approximately $3,237,000 in non-cash expenses for stock and warrants issued for services and approximately $243,000 in non-cash increases in reserve accounts (see “RESULTS OF OPERATIONS” above).

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

INCOME TAX BENEFITS

The Company’s effective tax rate differs from the statutory federal rate due to differences between income and expense recognition prescribed by the Internal Revenue Code and Generally Accepted Accounting Principles. The Company utilizes different methods and useful lives for depreciating property and equipment. Amortization of the software license agreement is on a straight-line basis over the ten-year term for financial reporting while deductible when paid for income tax purposes. Changes in estimates (reserves) are recognized as expense for financial reporting but are not deductible for income tax purposes.

The Company has recognized a net deferred tax asset whose realization depends on generating future taxable income. We currently have net operating loss carryforwards, for income tax purposes, of approximately $5,263,000. The carryforwards are the result of income tax losses generated in 1996 ($52,000 expiring in 2011), 1997 ($77,000 expiring in 2012), 1998 ($54,000 expiring in 2018), and 2000 ($5,080,000 expiring in 2020). The Company will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $264,000 to fully utilize the current loss carryforwards. We believe this is achievable, with our current sales levels, through careful expense management and continued introduction of new products and enhanced versions of our existing products. In addition, the deductions currently taken for license agreement payments will expire within the next year and taxable income will be greater than income for financial reporting purposes.

Management expects the deductible temporary differences (reserves) to reverse sometime beyond the next fiscal year, with the exception of accrued bonuses. The future tax benefit associated with those bonuses is not expected to be realized when paid due to the expected utilization of operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, FindEx had $4,875,498 in current assets, $5,572,253 in current liabilities and a retained deficit of $2,299,256. We had a net loss of $2,255,193 for the year ended December 31, 2000. Operating expenses for 2000 included approximately $3,237,000 in non-cash expenses for stock issued for services and approximately $458,000 in non-cash increases in reserve accounts (see “RESULTS OF OPERATIONS” above). Positive cash flow from operations for the period was $978,895.

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

On March 26, 2001, the Company entered into a binding letter of intent with an institutional private equity investor, (the “Letter of Intent”) pursuant to which the Company has the ability to require such investor to purchase up to $15 million of the Company’s common stock from time to time over a period of up to 36 months (the “Term”). The shares will be sold to a private institutional investor at a discount to the market price of the common stock at the time of sale. During any twenty (20) day period during the Term, the Company will have the ability to require such investor to purchase up to $2 million of its common stock, subject to certain limitations based upon our trading volume and share price. FindEx plans to use funds received from this offering to liquidate accounts payable, accrued royalties to content providers, and the aforementioned note agreements. In addition, part of the proceeds will be retained for working capital purposes and part will be used to fund future product development efforts.

The consummation of the financing contemplated by the Letter of Intent is subject to numerous conditions, certain of which are outside our control, including the investor’s completion of its due diligence, our entry into definitive agreements with the investor and the effectiveness with the Securities and Exchange Commission of a registration statement covering the resale of the shares to be issued to such investor, and there can be no assurance that the financing will be consummated on the term described herein, or at all. If FindEx is unable to obtain such additional financing or raise adequate working capital in the amounts desired and on acceptable terms, FindEx may be required to reduce the scope of its presently anticipated activities.

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

We entered into binding letter of intent with a private institutional investor on March 26, 2001 pursuant to which such investor agreed to purchase up to $15 million of our common stock upon certain terms and conditions over a period of thirty-six months. We believe we will need to receive this additional funding in order to continue our product development, increase our sales and fund our working capital requirements. The ability to consummate and draw upon this additional funding is dependent on a number of factors, including the investor’s completion of its due diligence, our entry into definitive agreements with the investor and the effectiveness of a registration statement covering the resale of the shares to be issued to such investor, which are outside of our control. If we are unable to draw on the additional funding, then we will need to raise additional funds through the sale of equity or debt securities in private or public financings or through strategic partnerships in order to meet our needs and achieve profitability. There can be no assurance that such alternate funds can be obtained or, if obtained, that they will be available on terms equal to, or more favorable than, the anticipated terms.

We have a limited operating history upon which you can evaluate our potential for future success.

We began to introduce our products and services during 1999. Although we have generated revenue from operations, we have a very limited operating history on which you can evaluate our potential for future success. Rather than relying on historical financial information to evaluate our Company, you should evaluate our Company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. Early-stage businesses commonly face risks such as the following:

•	lack of sufficient capital,
•	unanticipated problems, delays, and expenses relating to product development and implementation,
•	lack of intellectual property,
•	licensing and marketing difficulties,
•	competition,
•	technological changes, and
•	uncertain market acceptance of products and services.

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

At the time we ship our products to retailers we will establish reserves, including reserves that estimate the potential for future product returns. Product returns or price protection concessions that exceed our reserves could increase the magnitude of quarterly fluctuations in our operating and financial results. Furthermore, if we incorrectly assess the creditworthiness of customers who receive our products on credit, we could be required to significantly increase the reserves previously established. We cannot be certain that any future write-offs will not occur or that amounts written off will not have a material adverse effect on our business and depress the market price of our common stock. Actual returns to date have been within management’s estimates.

Fluctuations in operating results may result in unexpected reductions in revenue and stock price volatility.

We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter, which may lead to unexpected reductions in revenues and stock price volatility. Factors that may influence our quarterly operating results include:

•	the introduction or enhancement of software products and technology by us and our competitors;
•	our ability to produce and distribute retail packaged versions of our software in advance of peak retail selling seasons; and
•	our ability to create appealing content within our software products.

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

We plan to further expand our services to international markets. Expanding into overseas operations may cost more than we expect. We also may be unsuccessful in expanding our presence in international markets, and we might lose all or part of our investment in those operations. As we expand into international operations, we will be increasingly subject to various risks associated with international operations in addition to the other business risks described in this memorandum. These risks include the following:

•	management of a multi-national organization,
•	compliance with local laws and regulatory requirements, as well as changes in those laws and requirements,
•	restrictions on the repatriation of funds,
•	employment and severance issues,
•	overlap of tax issues,
•	the business and financial condition of any overseas business partners,
•	political and economic conditions abroad, and
•	the possibility of
o	expropriation or nationalization of assets,
o	supply disruptions, - currency controls,
o	exchange rate fluctuations, or
o	changes in tax laws, tariffs, and freight rates.

Our inability to manage these and other risks effectively could increase our expenses or decrease our opportunities to generate revenue.

FORWARD-LOOKING STATEMENTS

This report on Form 10-KSB/A includes “forward-looking statements” within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) uncertainties involved in the rate of growth and acceptance of the Internet, (iii) adoption by the Christian community of electronic technology for gathering information, facilitating e-commerce transactions, and providing new products, websites, and services, (iv) volatility of the stock market, particularly within the technology sector, and the ability to use our capital stock as a currency for acquisitions, and (v) general economic conditions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurance that such expectations reflected in these forward-looking statements will prove to have been correct.

We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB/A after the date of this report.

Item 7. Financial Statements

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders of FindEx.com, Inc.:

We have audited the accompanying consolidated balance sheets of FindEx.com, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16, the Company has a current year operating loss, a negative current ratio and is dependent upon financing to continue operations. These circumstances raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 18 to the consolidated financial statements, there was an error in reporting the Company’s unpaid rebate claims and inventory that were discovered by management as a result of a regulatory review. Accordingly, the consolidated financial statements have been restated to correct the errors.

/s/ CHISHOLM & ASSOCIATES
Chisholm & Associates

North Salt Lake, Utah
March 9, 2001 except for notes 3, 8, 10 and 18 dated September 23, 2005

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999

	2000	1999
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$21,768	$147,272
Accounts receivable, trade (Note 3)	3,455,983	383,367
Inventories (Note 4)	617,902	545,348
Deferred income taxes, net (Note 8)	504,998	---
Other current assets	274,847	13,603
Total current assets	4,875,498	1,089,590
Property and equipment, net (Note 5)	107,126	97,973
Software license (Note 6)	4,279,813	4,858,695
Deferred income taxes, net (Note 8)	496,561	---
Other assets	11,444	9,108
Total assets	$9,770,442	$6,055,366

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$1,089,343	$1,153,561
Notes payable (Note 7)	749,000	---
Accrued royalties	1,599,473	728,871
Accrued income taxes	39,284	602,000
Reserve for technical support charges	224,500	235,300
Accrued expenses	178,729	46,279
Reserve for sales returns	284,752	134,032
Reserve for rebates	380,460	72,700
License fee payable (Note 6)	1,026,712	614,034
Total current liabilities	5,572,253	3,586,777
Note payable (Note 7)	---	200,000
Commitments and contingencies (Note 14)
Stockholders’ equity (Note 9):
Preferred stock, $.001 par value
5,000,000 shares authorized
Series A: 15,000 and 20,000 shares issued and outstanding	15	20
Series B: 40,000 and 67,500 shares issued and outstanding	40	68
Common stock, $.001 par value
50,000,000 shares authorized
10,509,609 and 9,072,312 shares issued and outstanding	10,509	9,072
Paid-in capital	6,486,881	2,248,618
Retained (deficit)	(2,299,256)	10,811
Total stockholders’ equity	4,198,189	2,268,589
Total liabilities and stockholders’ equity	$9,770,442	$6,055,366

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31	2000	1999
	(Restated)	(Restated)

Revenues, net of reserves and allowances	$7,038,451	$5,954,207
Cost of sales (Note 18)	2,404,436	1,643,741
Gross profit	4,634,015	4,310,466
Operating expenses:
Sales and marketing	1,579,362	1,039,581
General and administrative	6,195,405	1,550,529
Bad debt expense	18,024	11,000
Amortization expense	585,140	276,879
Depreciation expense	26,385	8,427
Total operating expenses	8,404,316	2,886,416
Earnings (loss) from operations	(3,770,301)	1,424,050
Interest income	10,171	4,405
Other income	2,873	---
Interest expense	(58,939)	(4,024)
Income (loss) before income taxes	(3,816,196)	1,424,431
Provision for income taxes (Note 8)	1,561,003	(602,000)
Net income (loss)	$(2,255,193)	$822,431

Net earnings (loss) per share (Note 10):
Basic	$(0.24)	$0.11
Diluted	$(0.24)	$0.10

Weighted average shares outstanding (Note 10):
Basic	9,791,535	7,767,416
Diluted	9,791,535	8,035,085

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Retained
	Preferred Stock				Common Stock		Paid-In	Earnings
		Series A		Series B	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 1998	$	---	$	---	5,157,625	$5,157	$722,621	$(811,620)	$(83,842)
April 30 Reverse merger & reorganization
adjustment for minority stockholders
of EJH Entertainment, Inc.		---		---	3,914,687	3,915	(3,915)	---	---
Preferred Series A shares issued for cash		20		---	---	---	199,980	---	200,000
Preferred Series B shares issued for cash		---		68	---	---	1,349,932	---	1,350,000
Offering cost		---		---	---	---	(20,000)	---	(20,000)
Net income, December 31, 1999 (Restated)		---		---	---	---	---	822,431	822,431
Balance, December 31, 1999 (Restated)		$20		$68	9,072,312	$9,072	$2,248,618	$10,811	$2,268,589
Issuance of Common Stock for
Acquisition of Reagan Holdings, Inc.		---		---	150,000	150	551	---	701
Conversion of preferred stock		(5)		(28)	233,333	233	---	---	200
Preferred Series A common stock dividend		---		---	695	1	3,496	(3,541)	(44)
Preferred Series B common stock dividend		---		---	17,109	17	51,160	(51,333)	(156)
Common stock issued for cash		---		---	362,500	363	724,637	---	725,000
Offering cost		---		---	24,375	24	(21,204)	---	(21,180)
Common stock issued for services		---		---	649,285	649	3,314,925	---	3,315,574
Common stock warrants issued for services		---		---	---	---	106,696	---	106,696
Pre-EJH debt reclassification		---		---	---	---	58,002	---	58,002
Net loss, December 31, 2000 (Restated)		---		---	---	---	---	(2,255,193)	(2,255,193)
Balance, December 31, 2000 (Restated)		$15		$40	10,509,609	$10,509	$6,486,881	$(2,299,256)	$4,198,189

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31	2000	1999
	(Restated)	(Restated)
Cash flows from operating activities:
Cash received from customers	$6,704,383	$3,339,109
Cash paid to suppliers and employees	(5,725,619)	(2,780,097)
Interest paid	(1,424)	(4,024)
Interest received	4,827	4,405
Income taxes paid	(3,272)	---
Net cash provided by operating activities	978,895	559,393
Cash flows from investing activities:
Acquisition of property, plant and equipment	(35,538)	(106,400)
Cash received in merger with Reagan Holdings, Inc.	701	---
Cash paid for note receivable	(240,000)	---
Website development costs	(8,343)	---
Cash paid for software license agreement	(2,073,788)	(2,035,074)
Deposits paid	(250)	(859)
Net cash (used) by investing activities	(2,357,218)	(2,142,333)
Cash flows from financing activities:
Proceeds from issuance of notes payable	549,000	200,000
Proceeds from issuance of stock	703,819	1,530,000
Net cash provided by financing activities	1,252,819	1,730,000
Net increase (decrease) in cash and cash equivalents	(125,504)	147,060
Cash and cash equivalents, beginning of year	147,272	212
Cash and cash equivalents, end of year	$21,768	$147,272

Reconciliation of net income (loss) to cash flows from operating activities:
Net income (loss)	$(2,255,193)	$822,431
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Stock and warrants issued for services	3,422,270	---
Provision for bad debts	18,024	11,000
Depreciation & amortization	611,525	285,306
Change in assets and liabilities:
(Increase) in accounts receivable	(604,174)	(2,879,457)
(Increase) in inventories	(72,554)	(545,348)
(Increase) in prepaid expenses	(21,244)	(13,603)
Increase in accrued royalties	870,602	728,871
Increase (decrease) in accounts payable	(6,216)	1,063,417
Increase (decrease) in income taxes payable	(730,716)	46,169
Increase (decrease) in deferred taxes	(833,559)	555,831
Increase in other liabilities	580,130	484,776
Net cash provided by operating activities	$978,895	$559,393

See accompanying notes.

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

FindEx is a retail, wholesale and Internet supplier of software products to business and religious organizations and individuals. In July 1999, the Company completed an exclusive license agreement with Parsons Technology, Inc., a subsidiary of TLC, formerly Mattel Corporation, for the Parsons Church Division of Mattel. In so doing, FindEx obtained the exclusive right to market, sell and continue to develop several Bible study software products. The Company develops and publishes church and Bible study software products designed to simplify Biblical research and streamline church office tasks.

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

Software Development Costs

Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, provides for the capitalization of certain software development costs once technological feasibility is established. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Through December 31, 2000, the Company believes its process for developing software was essentially completed concurrent with the establishment of technological feasibility, and accordingly, no software development costs have been capitalized to date. For 2000, research and development costs incurred and charged to expense were $118,600.

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

Cooperative Advertising

Advertising costs are charged to operations as incurred. The Company reimburses certain qualified customers for a portion of the advertising costs related to their promotion of the Company’s products. The liability for reimbursement is accrued at the time the advertisement occurs. For 2000 and 1999, cooperative advertising expense totaled approximately, $206,000, and $63,000, respectively.

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

NOTE 2 - MERGERS AND ACQUISITIONS

EJH Entertainment, Inc.

On April 30, 1999, EJH Entertainment, Inc. (EJH) (a public company) entered into an agreement and Plan of Reorganization with FindEx.com, Inc., (FindEx) (a private company). The agreement provided for the merger of EJH into FindEx to be treated as a reverse merger, thus making FindEx the accounting survivor. Pursuant to the agreement, EJH issued 5,157,625 hares of common stock to the shareholders of FindEx for all shares of their company. Because the historical financial information in these financial statements prior to the reverse merger (April 30, 1999) is that of the accounting acquirer (FindEx), a reorganization adjustment has been shown on the books at April 30, 1999, recording the shares held by the minority shareholders of EJH. The 5,157,625 shares issued to the shareholders of FindEx have been shown retroactively to the beginning of 1998, as though a stock split had occurred. The management of EJH resigned and the management and Board of FindEx filled the vacancy. This business combination was accounted for using the purchase method. EJH had no assets or liabilities and was an inactive public company.

Reagan Holdings, Inc.

On March 7, 2000, the Company acquired Reagan Holdings, Inc., (“Reagan”) a Delaware corporation. The Company issued 150,000 shares of common stock for all the outstanding stock of Reagan. The purchase was recorded at a value of $701. Reagan had assets of $701 and no liabilities at December 31, 1999 and was an inactive public company. The operating history of Reagan is included in the consolidated numbers of the Company effective January 1, 2000. The acquisition was recorded using the purchase method of a business combination.

NOTE 3 - ACCOUNTS RECEIVABLE (Restated)

At December 31, 2000 and 1999, accounts receivable consisted of the following (see Note 1 - Concentrations):

	2000	1999
Trade receivables	$3,477,983	$394,367
Less: Allowance for doubtful accounts	22,000	11,000
	$3,455,983	$383,367

NOTE 4 - INVENTORIES

At December 31, 2000 and 1999, inventories consisted of the following:

	2000	1999
Finished goods	$435,180	$326,598
Raw materials	182,722	218,750
	$617,902	$545,348

NOTE 5 - PROPERTY AND EQUIPMENT, net

At December 31, 2000 and 1999, property and equipment consisted of the following:

	2000	1999
Office furniture and fixtures	$33,287	$51,460
Office equipment	14,501	---
Warehouse equipment	28,923	---
Computer software	16,731	14,833
Computer equipment	48,496	40,107
	141,938	106,400
Less: Accumulated depreciation	34,812	8,427
	$107,126	$97,973

NOTE 6 - SOFTWARE LICENSE AGREEMENT

As indicated in Note 1, in July 1999, the Company completed an exclusive license agreement with Parsons Technology, Inc., a subsidiary of TLC, for the Parsons Church Division. In so doing, FindEx obtained the exclusive right to market, sell, and continue to develop several top-selling Bible study software products including the Zondervan NIV Bible and QuickVerse. The agreement calls for a non-refundable license fee in the amount of $5,000,000, payable in installments of: (1) $1,000,000 upon execution of the agreement, (2) $500,000 on August 1, 1999, (3) $500,000 on September 7, 1999, (4) $1,500,000 on December 7, 1999, (5) $1,000,000 on March 7, 2000, and (6) $500,000 on June 7, 2000. The agreement carries a ten-year term from the date of execution and also includes a five-year non-compete provision (see Note 1 - Concentrations and Notes 15 and 16). The license is amortized over the term using the straight-line method.

NOTE 7 - NOTES PAYABLE

At December 31, 2000 and 1999, notes payable consisted of the following:

	2000	1999

Note payable to a corporation, due December 14, 2001, with interest at 9%. Unsecured.	$650,000	$200,000

Note payable to a corporation, due November 6, 2001, with interest at 15%. Secured by accounts receivable and convertible, at the option of the holder, into 50,000 common shares.	33,000	---

Note payable to a corporation, due November 6, 2001, with interest at 15%. Secured by accounts receivable and convertible, at the option of the holder, into 50,000 common shares.	33,000	---

Note payable to a corporation, due November 6, 2001, with interest at 15%. Secured by accounts receivable and convertible, at the option of the holder, into 50,000 common shares.	33,000	---
	$749,000	$200,000

NOTE 8 - INCOME TAXES (Restated)

The provision (benefit) for taxes on income for the years ended December 31 consisted of the following:

	2000	1999
Current:
Federal	$(3,272)	$3,272
State	(341)	42,897
	(3,613)	46,169
Deferred:
Federal	(1,244,013)	433,658
State	(313,377)	122,173
	(1,557,390)	555,831
Total tax provision (benefit)	$(1,561,003)	$602,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2000, are as follows:

Current Deferred Tax Assets:
Net operating loss carryforward	$210,000
Reserve for sales returns	119,596
Reserve for technical support costs	94,290
Reserve for rebates payable (restated)	104,849
Other, net	15,714
544,449
Valuation allowance for deferred tax assets (restated)	(39,451)
Net Current Deferred Tax Assets	504,998

Non-Current Deferred Tax Assets:
Software license fees	$(1,356,382)
Net operating loss carryforward (restated)	1,884,391
Other, net	(18,490)
509,519
Valuation allowance for deferred tax assets	(12,958)
Net Non-Current Deferred Tax Assets	496,561
Net Deferred Tax Assets	$1,001,559

The valuation allowance for deferred tax assets was increased by $52,409 during the year ended December 31, 2000.

At December 31, 2000, the Company has available net operating loss carryforwards of approximately $5,263,000 for federal income tax purposes that expire in 2020. The federal carryforwards resulted from losses generated in 1996 through 2000. The tax benefit of net operating loss carryforwards available for state income tax purposes was approximately $5,081,000 as of December 31, 2000.

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

Benefit at Federal statutory rate - 34%	$(1,295,000)
Nondeductible expenses	2,300
Change in valuation reserves	83,000
License fees	(311,000)
Other	(40,303)
Income tax provision	$(1,561,003)

NOTE 9 - STOCKHOLDERS’ EQUITY

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

NOTE 10 - EARNINGS PER COMMON SHARE (Restated)

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

The following table shows the amounts used in computing earnings per share and the effect on income (loss) and the average number of shares of dilutive potential common stock:

For the Year Ended December 31, 1999	Income (Loss) (Numerator)	Shares (Denominator)	Per-share Amount
Net Income (restated)	$822,431
Less preferred stock dividends	---
Income available to common stockholders-basic earnings per share	822,431	7,767,416	$0.11
Effect of Dilutive Securities
Options	---	169
Convertible Preferred Series A	---	200,000
Convertible Preferred Series B	---	67,500
Income available to common stockholders-diluted earnings per share	$822,431	8,035,085	$0.10

For the Year Ended December 31, 2000	Income (Loss) (Numerator)	Shares (Denominator)	Per-share Amount
Net Loss (restated)	$(2,255,193)
Less preferred stock dividends	(54,874)
Loss available to common stockholders-basic earnings per share	(2,310,067)	9,791,535	$(0.24)
Effect of Dilutive Securities
Options	---	---
Convertible notes payable	---	---
Convertible Preferred Series A	---	---
Convertible Preferred Series B	---	---
Warrants	---	---
Loss available to common stockholders-diluted earnings per share	$(2,310,067)	9,791,535	$(0.24)

A total of 1,887,450 and 587,831 potentially dilutive securities for the years ended December 31, 2000 and 1999, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for outstanding stock options. Had compensation cost for the Company’s outstanding stock options been determined based on the fair value at the grant date for those options consistent with SFAS No. 123, the Company’s net loss and primary and diluted earnings per share would have differed as reflected by the pro forma amounts indicated below:

Net loss:
As reported (restated)	$(2,255,193)
Proforma (restated)	$(2,508,932)

Basic loss per share:
As reported (restated)	$(0.24)
Proforma (restated)	$(0.26)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	78%
Risk-free interest rate	7.00%

The weighted average fair value of options granted during 2000 is $.54 per share.

The following table summarizes information about stock options outstanding at December 31, 2000.

Range of Exercise Prices	Number Outstanding at December 31, 2000	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.00 to $2.00	975,000	9.8	$1.13
$6.00 to $8.00	60,000	8.6	$6.39
$8.01 to $10.00	16,200	8.8	$9.21
$10.01 to $12.00	310,000	8.7	$11.00

Activity under the Company’s stock option plan is summarized as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 1999	8,412,000	588,000	$10.47
Granted	(975,000)	975,000	$1.13
Canceled	201,800	(201,800)	$10.98
Exercised	---	---	---
Balance at December 31, 2000	7,638,800	1,361,200	$3.71

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

At December 31, 2000, the future minimum rental payments required under these leases are as follows:

2001	$119,958
2002	73,311
$193,269

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company incurred the following non-cash investing and financing activities during the years ended December 31, 2000 and 1999, respectively:

	2000	1999
Common stock and warrants issued for services	$3,422,270	---
Common stock dividend	54,874	---
Conversion of preferred stock to common stock	201	---
Common stock issued to acquire Reagan Holdings, Inc., a Delaware corporation	150	---

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

The Company maintains a self-insurance program for its employees’ health care costs. The Company is potentially liable for losses on claims up to $10,000 per claim and $518,500 in total for the year. The Company has third-party insurance coverage for any losses in excess of such amounts. Self-insurance costs are accrued based on claims reported as of the balance sheet date as well as an estimated liability for claims incurred but not reported. All accrued costs had been paid to the third-party administrator of the program at both December 31, 2000 and 1999.

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

The Company is currently in dispute with TLC over various provisions of several agreements, including the software license agreement (see Note 6). Company management believes the amount of the potential loss cannot be reasonably estimated.

NOTE 16 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a current year operating loss, a negative current ratio and is dependent upon financing to continue operations. As indicated in Note 15, the Company is currently in dispute with The TLC. Sales to TLC, and subsidiaries, accounted for 41% of consolidated revenue for 2000. Accounts receivable, net of offsets, relating to TLC was $2,867,293 as of December 31, 2000. Due to the uncertainty regarding the timing and amount of ultimate collection, the Company is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to utilize external funding sources, as discussed in Note 17, to provide cash necessary to fund ongoing operations and the Company’s business plan. However, the anticipated offering may not provide proceeds sufficient to fund operations and meet the needs of the Company’s business plans. Management believes collection of the TLC balance and realization of ongoing revenues would be sufficient to fund operations and allow the external funding to meet the needs of the Company’s business plans.

NOTE 17 - SUBSEQUENT EVENTS

On March 20, 2001, the Company entered into a Letter of Agreement with an institutional private equity investor (the “Investor”) whereby the Investor shall execute an irrevocable Investment Agreement for the purchase of Common Stock from FindEx up to an aggregate amount equal to $15 million over a 36-month period. As compensation, the Investor shall receive, upon execution of the Agreement, a warrant to purchase 510,000 shares of FindEx Common Stock exercisable in three increments. In addition, the Investor may be entitled to additional warrants on each six-month anniversary of the closing depending on the number of fully diluted shares of the Company then outstanding or issuable. The consummation of the financing contemplated by the Letter of Agreement is subject to numerous conditions, including completion of due diligence by the Investor, the Company’s entry into definitive agreements with the Investor, and the effectiveness with the Securities and Exchange Commission of a registration statement covering the resale of the shares to be issued to the Investor, and there can be no assurance that the financing will be consummated on the term described herein, or at all.

NOTE 18 - RESTATEMENT AND RECLASSIFICATION

The Company has restated its financial statements for the years ended December 31, 2000 and 1999 to reflect issues identified during a regulatory review of our financial statements associated with a certain registration statement filed with the SEC on November 22, 2004 on Form SB-2 and which is pending effectiveness as of the date of this filing of Amendment Number 1 to Form 10-KSB for the year ended December 31, 2000. Management and the board of directors concluded these restatements were necessary to reflect the changes described below.

During the year ended December 31, 2000, we discontinued the use of a third-party to process rebate claims. Rebate program details were obtained from the third-party processor and a liability was recorded for the unpaid rebate claims monthly beginning July 1999 and continuing through October 2000. In 2004, we discovered that the unpaid rebate claims were duplicated between reports received from the third-party processor and as a result the liability recorded upon our assumption of the rebate claim fulfillment was also duplicated. This was previously reported as an adjustment to beginning retained earnings on the 2004 Form 10-KSB filed thereon. Accordingly, we have restated our consolidated balance sheet as of December 31, 2000 and our consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for the year then ended.

A summary of the effects of these changes is as follows:

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2000

	As Previously Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$21,768	$21,768	$	---
Accounts receivable, trade	3,884,858	3,455,983		(428,875)	(a)
Inventories	617,902	617,902		---
Deferred income taxes, net	504,998	504,998		---
Other current assets	274,847	274,847		---
Total current assets	5,304,373	4,875,498		(428,875)
Property and equipment, net	107,126	107,126		---
Software license, net	4,279,813	4,279,813		---
Deferred income taxes, net	328,561	496,561		168,000	(b)
Other assets	11,444	11,444		---
Total assets	$10,031,317	$9,770,442		$(260,875)

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$1,188,289	$1,089,343		$(98,946)	(c)
Notes payable	749,000	749,000		---
Accrued royalties	1,625,427	1,599,473		(25,954)	(d)
Accrued income taxes	39,284	39,284		---
Reserve for technical support charges	224,500	224,500		---
Accrued expenses	178,729	178,729		---
Reserve for sales returns	284,752	284,752		---
Reserve for rebates	380,460	380,460		---
License fee payable	1,026,712	1,026,712		---
Total current liabilities	5,697,153	5,572,253		(124,900)
Stockholders’ equity:
Preferred stock, $.001 par value
5,000,000 shares authorized
Series A: 15,000 shares issued and outstanding	15	15		---
Series B: 40,000 shares issued and outstanding	40	40		---
Common stock, $.001 par value
50,000,000 shares authorized
10,509,609 shares issued and outstanding	10,509	10,509		---
Paid-in capital	6,486,881	6,486,881		---
Retained (deficit)	(2,163,281)	(2,299,256)		(135,975)
Total stockholders’ equity	4,334,164	4,198,189		(135,975)
Total liabilities and stockholders’ equity	$10,031,317	$9,770,442		$(260,875)

(a) Decrease from exclusion of revenue from BMG inventory and cost of BMG inventory.
(b) Increase from net income tax effects of changes.
(c) Decrease from elimination of duplicate payable to third-party rebate processor.
(d) Decrease from royalty effects of BMG inventory transaction.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2000

	As Previously Reported	As Restated	Change

Revenues, net of reserves and allowances	$7,154,964	$7,038,451	$(116,513)	(a)
Cost of sales	2,270,144	2,404,436	134,292	(b)
Gross profit	4,884,820	4,634,015	(250,805)
Operating expenses:
Sales and marketing	1,653,232	1,429,362	(223,870)	(c)
General and administrative	6,471,286	6,345,405	(125,881)	(d)
Bad debt expense	18,024	18,024	---
Amortization expense	585,140	585,140	---
Depreciation expense	26,385	26,385	---
Total operating expenses	8,754,067	8,404,316	(349,751)
Earnings (loss) from operations	(3,869,247)	(3,770,301)	98,946	(e)
Interest income	10,171	10,171	---
Other income	2,873	2,873	---
Interest expense	(58,939)	(58,939)	---
Income (Loss) before income taxes	(3,915,142)	(3,816,196)	98,946
Provision for income taxes	1,561,003	1,561,003	---
Income before extraordinary item	(2,354,139)	(2,255,193)	98,946
Extraordinary item	---	---	---
Net income (loss)	$(2,354,139)	$(2,255,193)	$98,946

Net earnings (loss) per share:
Basic	$(0.24)	$(0.23)	$0.01
Diluted	$(0.24)	$(0.23)	$0.01

Weighted average shares outstanding (Note 14):
Basic	9,790,868	9,791,535	667	(f)
Diluted	9,790,868	9,791,535	667	(f)

(a) Decrease from reclassifying rebate expenses from sales and marketing expenses.
(b) Increase from reclassification of fulfillment and freight-out from sales and marketing expenses and general and administrative expenses.
(c) Decrease from reclassification of rebates against revenue and fulfillment to cost of sales.
(d) Decrease from reclassification of freight-out to cost of sales.
(e) Net change from correction of duplicate payable to third-party rebate processor.
(f) Correction of math error.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31,2000

	As Previously Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$6,704,383	$6,704,383	$	---
Cash paid to suppliers and employees	(5,725,619)	(5,725,619)		---
Interest paid	(1,424)	(1,424)		---
Interest received	4,827	4,827		---
Income taxes paid	(3,272)	(3,272)		---
Net cash provided by operating activities	978,895	978,895		---
Cash flows from investing activities:
Cash received in merger with Reagan Holdings, Inc.	701	701		---
Cash paid for note receivable	(240,000)	(240,000)		---
Acquisition of property, plant and equipment	(35,538)	(35,538)		---
Deposits made	(250)	(250)		---
Cash paid for software license agreement	(2,073,788)	(2,073,788)		---
Website development costs	(8,343)	(8,343)		---
Net cash (used) by investing activities	(2,357,218)	(2,357,218)		---
Cash flows from financing activities:
Proceeds from issuance of note payable	549,000	549,000		---
Proceeds from issuance of common stock	703,819	703,819		---
Net cash provided by financing activities	1,252,819	1,252,819		---
Net increase in cash and cash equivalents	(125,504)	(125,504)		---
Cash and cash equivalents, beginning of year	147,272	147,272		---
Cash and cash equivalents, end of year	$21,768	$21,768	$	---

Reconciliation of net income (loss) to cash flows from operating activities:
Net income (loss)	$(2,354,139)	$(2,255,193)		$98,946
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Stock and warrants issued for services	3,422,270	3,422,270		---
Provision for bad debts	18,024	18,024		---
Depreciation & amortization	611,525	611,525		---
Change in assets and liabilities:
(Increase) in accounts receivable	(604,174)	(604,174)		---
(Increase) in inventories	(72,554)	(72,554)		---
(Increase) in prepaid expenses	(21,244)	(21,244)		---
Increase in accrued royalties	870,602	870,602		---
Increase (decrease) in accounts payable	92,729	(6,216)		(98,945)	(a)
(Decrease) in income taxes payable	(730,716)	(730,716)		---
(Decrease) in deferred taxes	(833,559)	(833,559)		---
Increase in other liabilities	580,131	580,130		(1)	(b)
Net cash provided by operating activities	$978,895	$978,895	$	---

(a) Decrease from correction of duplicate payable to third-party rebate processor.
(b) Rounding difference.

During the year ended December 31, 1999, we erroneously recognized revenue associated with inventory retained by TLC as part of a certain amended Asset Purchase Agreement dated June 30, 1999. The amended Asset Purchase Agreement provided for the purchase of all inventories of raw materials, works-in-process, finished goods and materials of Parsons Technology, Inc., including components that were then located at Parsons’ Cedar Rapids, Iowa locations. The amended Asset Purchase Agreement indicated that any inventories located at any facility of BMG, TLC’s third-party manufacturer, were to be retained by TLC and not included in the purchase. This error was discovered during 2001 and was previously reported as an adjustment to beginning retained earnings on the 2001 Form 10-KSB filed thereon. Accordingly, we have restated our consolidated balance sheet as of December 31, 1999 and our consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for the year then ended.

A summary of the effects of these changes is as follows:

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 1999

	As Previously Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$147,272	$147,272	$	---
Accounts receivable, trade (net of allowance of $11,000)	942,568	383,367		(559,201)	(a)
Inventories (Note 3)	545,348	545,348		---
Prepaid Expenses	13,603	13,603		---
Total current assets	1,648,791	1,089,590		(559,201)
Property and equipment, net (Note 4)	97,973	97,973		---
Software license (Note 5)	4,858,695	4,858,695		---
Other assets	9,108	9,108		---
Total assets	$6,614,567	$6,055,366		$(559,201)

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$1,153,561	$1,153,561	$	---
Accrued royalties	754,825	728,871		(25,954)	(b)
Accrued income taxes	770,000	602,000		(168,000)	(c)
Accrued technical support	235,300	235,300		---
Accrued expenses	253,011	253,011		---
License fee payable (Note 4)	744,360	614,034		(130,326)	(d)
Total current liabilities	3,911,057	3,586,777		(324,280)
Note payable (Note 3)	200,000	200,000		---
Commitments and contingencies (Note 18)
Stockholders’ equity (Note 9):
Preferred stock, $.001 par value
5,000,000 shares authorized
Series A: 20,000 shares issued and outstanding	20	20		---
Series B: 67,500 shares issued and outstanding	68	68		---
Common stock, $.001 par value
50,000,000 shares authorized
9,072,312 shares issued and outstanding	9,072	9,072		---
Paid-in capital	2,248,618	2,248,618		---
Retained (deficit)	245,732	10,811		(234,921)
Total stockholders’ equity	2,503,510	2,268,589		(234,921)
Total liabilities and stockholders’ equity	$6,614,567	$6,055,366		$(559,201)

(a) Decrease from exclusion of inventory at TLC’s BMG facility (originally treated as purchased and re-sold to TLC).
(b) Decrease from excluding royalty effects of BMG inventory.
(c) Decrease from income tax effects of excluding BMG inventory.
(d) Decrease from excluding the cost of BMG inventory (originally treated as purchased and re-sold to TLC).

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 1999

	As Previously Reported	As Restated	Change

Revenues, net of reserves and allowances	$6,513,408	$5,954,207	$(559,201)	(a)
Cost of sales (Note 10)	1,800,021	1,643,741	(156,280)	(b)
Gross profit	4,713,387	4,310,466	(402,921)
Operating expenses:
Sales and marketing	1,039,581	1,039,581	---
General and administrative	1,550,529	1,550,529	---
Bad debt expense	11,000	11,000	---
Amortization expense	276,879	276,879	---
Depreciation expense	8,427	8,427	---
Total operating expenses	2,886,416	2,886,416	---
Earnings from operations	1,826,971	1,424,050	(402,921)
Interest income	4,405	4,405	---
Loss on abandonment of property	---	---	---
Interest expense	(4,024)	(4,024)	---
Income (Loss) before income taxes	1,827,352	1,424,431	(402,921)
Provision for income taxes (Note 8)	(770,000)	(602,000)	168,000	(c)
Net income	$1,057,352	$822,431	$(234,921)

Net earnings per share:
Basic	$0.14	$0.11	$(0.03)
Diluted	$0.13	$0.10	$(0.03)

Weighted average shares outstanding (Note 14):
Basic	7,767,416	7,767,416	---
Diluted	8,052,720	8,035,085	(17,635)	(d)

(a) Decrease from exclusion of inventory at TLC’s BMG facility (originally treated as purchased and re-sold to TLC).
(b) Decrease from exclusion of the cost of and royalty effects of inventory at TLC’s BMG facility.
(c) Income tax effects of excluding the BMG inventory transaction.
(d) Decrease from correction of a math error in calculation of potentially dilutive common stock options.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 1999

	As Previously Reported	As Restated		Change
Cash flows from operating activities:
Net income	$1,057,352	$822,431		$(234,921)
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Provision for bad debts	11,000	11,000		---
Depreciation & amortization	285,306	285,306		---
Change in assets and liabilities:
(Increase) in accounts receivable	(3,308,332)	(2,749,131)		559,201	(a)
(Increase) in inventories	(545,348)	(545,348)		---
(Increase) decrease in prepaid expenses	(13,603)	(13,603)		---
Increase in accrued royalties	754,825	728,871		(25,954)	(b)
Increase in accounts payable	1,063,417	933,091		(130,326)	(c)
Increase in income taxes payable	770,000	602,000		(168,000)	(d)
Increase in other liabilities	484,776	484,776		---
Net cash provided by operating activities	559,393	559,393		---
Cash flows from investing activities:
Acquisition of property, plant and equipment	(106,400)	(106,400)		---
Deposits paid	(859)	(859)		---
Cash paid for software license agreement	(2,035,074)	(2,035,074)		---
Net cash (used) by investing activities	(2,142,333)	(2,142,333)		---
Cash flows from financing activities:
Proceeds from issuance of note payable	200,000	200,000		---
Proceeds from issuance of preferred stock	1,550,000	1,550,000		---
Stock offering costs paid	(20,000)	(20,000)		---
Net cash provided by financing activities	1,730,000	1,730,000		---
Net increase in cash and cash equivalents	147,060	147,060		---
Cash and cash equivalents, beginning of year	212	212		---
Cash and cash equivalents, end of year	$147,272	$147,272	$	---

(a) Decrease from exclusion of inventory at TLC’s BMG facility (originally treated as purchased and re-sold to TLC).
(b) Decrease from excluding royalty effects of BMG inventory.
(c) Decrease from excluding the cost of BMG inventory (originally treated as purchased and re-sold to TLC).
(d) Decrease from income tax effects of excluding BMG inventory.

Various footnote disclosures have been restated to reflect the corrections detailed above.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

By: /s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: September 28, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President and Chief	September 28, 2005
Steven Malone	Executive Officer (principal executive officer)

/s/ John A. Kuehne	Director	September 28, 2005
John A. Kuehne

/s/ Henry M. Washington	Director	September 28, 2005
Henry M. Washington

/s/ Kirk R. Rowland	Director and Chief Financial Officer	September 28, 2005
Kirk R. Rowland	(principal financial and accounting officer)