Form 10KSB/A
period 2002-12-31
FINDEX COM INC
filed 2005-09-28
CIK 1089061

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

As of September 27, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $2,542,000.

At September 28, 2005, the registrant had outstanding 48,619,855 shares of common stock, of which there is only a single class.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

Yes __ No X

Explanatory Note

We are filing this Amendment Number 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2002 to restate our financial statements for the year ended December 31, 2002 to correct certain errors identified during a regulatory review of our financial statements associated with a certain registration statement filed with the SEC on November 22, 2004 on Form SB-2 and which is pending effectiveness as of the date of this filing of Amendment Number 1 to Form 10-KSB for the year ended December 31, 2002. There was no net effect on either cash provided by operating activities or cash used by investing and financing activities for the year ended December 31, 2002 as a result of corrections to the financial statements for the period covered by the report.

We entered into a license agreement in June 1999 with Parsons Technology, Inc. to manufacture, distribute and sell a variety of software titles, including those generated from sales of QuickVerse ®and Membership Plus ®, by far our two largest selling software titles. During the three month period ended June 30, 2002, we offset the remaining unpaid installment under the 1999 license ($1,051,785) against the carrying amount of such license in accordance with the terms of a then tentative settlement agreement with The Learning Company (“TLC”), the licensor-assignee at the time. Although paragraph 6 of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which guides the recognition and measurement of intangible assets, provides that the measurement of assets in which the consideration given is cash are measured by the amount of cash paid, our management has since concluded that too much time had passed between the date of the agreement (June 1999) and the date of the tentative settlement (May 2002) for such an offset to be appropriate. Therefore, we have recognized the extinguishment of the liability owed to TLC as income in the statement of operations for the period covered by this report. We have restated our consolidated balance sheet as of December 31, 2002 and our consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for the year then ended.

Also during the three month period ended June 30, 2002, we had extended the estimated life of the 1999 license from 10 years to 50 years in accordance with the terms of the tentative settlement agreement with TLC. Although the 1999 license, as amended, provides for our unlimited and exclusive use of the trademarks related to the licensed products, and our management has assessed the useful life of the 1999 license as indefinite (though limited under the applicable contractual provisions to 50 years) based on the estimated future direct or indirect cash flows from the license, as provided by paragraphs 53 and 11 of SFAS No. 142, Goodwill and Other Intangible Assets, our management has since concluded that a 10 year life is appropriate based, among other reasons, on the going concern qualification contained in the audit report for the period covered by this report. We have restated our consolidated balance sheet as of December 31, 2002 and our consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for the year then ended.

Finally, we had previously, and erroneously, included rebates in sales and marketing expenses. The more appropriate presentation should have been, and is now, as a reduction to revenue, as provided by the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). As provided by paragraph 12 of EITF Issue No. 01-09, the comparative period presented for the year ended December 31, 2001 has been reclassified to conform with the 2002 presentation.

A discussion of the restatement is included in Note 18 to the financial statements included within this amendment. Changes have also been made to the following items in this amendment as a result of the restatement:

Part II Item 6  Management’s Discussion and Analysis of Financial Condition or Plan of Operations
         Item 7 Financial Statements

This Amendment Number 1 to Form 10-KSB for the year ended December 31, 2002 does not otherwise change or update the disclosures set forth in the Form 10-KSB for the year then ended as originally filed and does not otherwise reflect events occurring after the filing of the Form 10-KSB. For a description of our business and the risks related to our business, please see our Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

-i-

PART II

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS.

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

GENERAL

We are a developer, publisher, distributor and supplier of “inspirational” and Christian faith-based, off-the-shelf software products to individuals and religious and other spiritual organizations including schools, churches and other faith-based ministries.

Our business plan is focused on fulfilling our objective of becoming the premier provider of Bible study and related software products and content to the domestic and international markets, through both acquiring established companies and ongoing internal development of new products and expanded content of existing products. Our religious software titles are divided among six categories: (i) QuickVerse/Bible Study, (ii) Financial/Office Management Products for Churches and other Faith-Based Ministries, (iii) Print & Graphic Products, (iv) Pastoral Products, (v) Children’s Products, and (vi) Language Tutorial Products.

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

We are also marketing our products directly to the consumer through catalog, email and other direct offerings. In the past, we utilized the strength of TLC’s direct marketing and sales force. We are currently experimenting with various direct marketing organizations and expanding our efforts internally. We anticipate an increase during the upcoming year in our direct marketing sales initiatives.

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

In October 2001, we released the Complete Bible Resource Library, a software program that contains Bible translations, Bible reference tools, multimedia programs, Christian clip-art images and interactive children’s games. In October 2002, we released Fund Accounting Plus, a modular-based fund accounting software program designed to serve the unique accounting needs of the churches, para-church organizations and ministries, and non-profit entities. In December 2002, we released QuickVerse PDA, for Palm operating system personal digital assistants, a software program that contains Bible translations, Bible reference tools and scripture reading plans for users in an active, fast-paced, mobile lifestyle. In February 2003, we released an enhanced version of Ministry Notebook, a software program that contains essential organizational tools for ministries such as expense tracking, contact management, scheduling, sermon and lesson tracking, library inventory and prayer requests. We also added a distributorship for the Veggie Tales line of software programs. Veggie Tales are children’s software programs of interactive adventures with biblical themes. We are currently researching new opportunities in technology for our existing software titles and expanding our financial product line.

RESULTS OF OPERATIONS

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating only about 33% of our annual sales.

Our net income increased approximately $8,700,000 from a net loss of approximately $7,600,000 for the twelve months ended December 31, 2001 to a net income of approximately $1,100,000 for the twelve months ended December 31, 2002. By excluding our interest, taxes, depreciation, and amortization from net income, our EBITDA increased approximately $6,300,000 from an EBITDA loss of approximately $4,800,000 for the twelve months ended December 31, 2001 to EBITDA earnings of approximately $1,500,000 for the twelve months ended December 31, 2002. These net income and EBITDA results include several non-cash expenses. For the year ended December 31, 2002, we recognized expenses of approximately $146,000 relating to 5,827,280 common shares issued to employees and directors as a bonus for past service and continued loyalty, $10,250 relating to 205,000 common shares issued to an individual for investor relations services, $4,118 relating to 137,250 common shares issued to Ronald Ardt in settlement under the stock subscription agreement dated April 28, 2000, and $8,896 relating to 296,308 common shares issued to Ardt Investment Management, Inc. in compromise and settlement of an agreement dated April 28, 2000 for consulting and business valuation services. In addition, we reduced our reserve for sales returns to approximately 9% of gross sales to reflect lower actual returns resulting from our focus on sales directly to the consumer and reduced inventory levels in both the secular and CBA retail marketplace.

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

Historically, we have reproduced and distributed the Zondervan NIV Bible pursuant to a content licensing agreement with The Zondervan Corporation which provides that we will pay a royalty fee of 10% of net sales on the stand-alone product and $8.00 per unit on total net units of QuickVerse. The products containing the Zondervan NIV Bible, including QuickVerse, accounted for approximately 35% of our revenues in fiscal year 2001 but none of our revenues during the twelve months ended December 31, 2002. Due to our shortage in working capital, we are significantly in arrears on the royalty payments due under such licensing agreement. On April 5, 2001, we received a notice from The Zondervan Corporation informing us that they were terminating our rights to the Zondervan NIV Bible under the licensing agreement. On October 12, 2001, Zondervan was granted a court order in the United States District Court in the Western District of Michigan ordering FindEx to cease selling, marketing and manufacturing any product that incorporates Zondervan’s copyrighted material. As of October 26, 2001 we reached a written payment agreement with Zondervan whereby they would not enforce the court order and we would continue to ship products containing Zondervan’s NIV Bible. We failed to meet our first payment obligation due to Zondervan on November 12, 2001 in accordance with the payment agreement. On November 14, 2001, Zondervan pursued its enforcement rights under the court order by serving notice that we cease selling, marketing and manufacturing all products containing their copyrighted material. As of the date hereof, we are abiding by the court order. We are also involved in related court-ordered mediation in connection with Zondervan’s claim for $1,300,000 in unpaid royalties, which amount we are disputing. On May 7, 2002, it was agreed among Zondervan, FindEx, and TLC, another named defendant in the proceeding that FindEx and TLC would submit to independent audits in an effort to resolve disputed royalty amounts owed. The FindEx audit has been completed but a delay in completion of the TLC audit has pushed resolution back until later in 2003.Although we hope to be able to resolve this pending litigation in a way that will allow us to continue to sell, market and manufacture Zondervan’s copyrighted material, and not dramatically impair our cash flow, there can be no assurance as to our ability to achieve either of these results. Depending on the timing of, and the period over which it would be required to be paid by us, any judgment for money damages in excess of $50,000 in this proceeding would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

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

Cost of Sales

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package, fulfill and ship the software products. Direct costs and manufacturing overhead also include the amortized software development costs. The direct costs and manufacturing overhead decreased from 25.6% of gross revenues in 2001 to 15.6% of gross revenues in 2002. This decrease resulted directly from the sharp decrease in sales of boxed, retail products. Sales direct to the consumer do not require the cost of a retail box nor the additional packaging and shipping materials. The decrease can also be attributable to an improvement in cash flow and available working capital. Materials were purchased in larger quantities again resulting in lower unit costs. In addition, during 2001, some of our older inventory was sold to a software liquidator at margins much lower than normal. However, fulfillment costs from a third-party warehouse increased approximately $20,000 as we combined our corporate office and “direct” fulfillment into one facility tasking our “retail” fulfillment to an outside entity. The overall direct costs and manufacturing overhead percentage is expected to continue at the 2002 levels as working capital remains more consistent. Royalties to third party providers of intellectual property also decreased from 14.1% of gross revenues in 2001 to 3.7% of gross revenues in 2002. The decrease in royalties reflects our focus on selling product upgrades and non-royalty titles. Upgrade sales, e.g. from QuickVerse version 6 to QuickVerse version 7, are subject to royalties only on the content additions of the upgraded version. The royalty rate as a percentage of gross sales is expected to increase in the future as a new version of QuickVerse is released. Upgrade sales will continue to be subject to royalties only on content additions and sales to new users are expected to increase significantly.

Software development costs, consisting primarily of direct and indirect labor and related overhead charges, capitalized during the twelve months ended December 31, 2002 were $357,539. Accumulated amortization of these development costs included in cost of sales totaled $77,036 for 2002. The company did not incur capitalizable development costs during 2001.

Sales, General And Administrative

Operating expenses for 2002 include approximately $169,000 in non-cash expenses with approximately $388,000 in non-cash expenses for stock and warrants issued for services and approximately $2,660,000 in non-cash bad debt expense (see “RESULTS OF OPERATIONS” above) for 2001. Sales expenses increased approximately $125,000 from approximately $666,000 for 2001 to approximately $791,000 for 2002. Included in 2002 Sales expenses, Commissions to a third-party telemarketing firm increased approximately $439,000 as we experienced twelve months of telemarketing activity compared with a little more than one month of telemarketing activity for 2001; Advertising decreased approximately $163,000 and Marketing and Customer Service costs decreased approximately $151,000 as our sales efforts refocused towards the consumer instead of the retail store.

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

Personnel costs decreased approximately $340,000 from 2001 to 2002 primarily from the capitalization of direct and indirect labor and related overhead charges as software development costs (see ‘Cost of Sales’ above). As previously indicated (see ‘Results of Operations’ above), personnel costs include approximately $146,000 in non-cash expenses related to 5,827,280 restricted common shares issued to employees and directors as an incentive and retention bonus program. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the technical support and direct marketing staff. Corporate services decreased approximately $69,000 from a reduction in business consulting and valuation services contracts. Investor Services decreased approximately $269,000 as we did not renew our investor services contracts. Legal costs decreased approximately $238,000 from a decrease in consultation provided regarding our disputes with TLC and Zondervan. It is anticipated that legal costs will be higher when the disputes with TLC and Zondervan are finally resolved. Rent expense decreased approximately $35,000 from the relocation of our corporate office and the consolidation of our corporate office with our fulfillment center. Travel costs decreased approximately $42,000 as we reduced our sales staff and refocused our sales efforts towards the direct consumer.

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

As of December 31, 2002, FindEx had $770,290 in current assets, $5,233,743 in current liabilities and a retained deficit of $8,830,146. We had net income before income taxes of $845,857 for the year ended December 31, 2002. Operating expenses for 2002 included approximately $169,000 in non-cash expenses for stock issued for services (see “RESULTS OF OPERATIONS” above). Positive cash flow from operations for 2002 was approximately $542,000 compared to negative cash flow from operations of approximately $65,500 for 2001.

Net cash provided by operating activities was $541,517 and used by operating activities was $65,500, for the years ended December 31, 2002 and 2001, respectively. The increase in cash provided was primarily due to an increase in sales directly to the consumer.

Net cash used in investing activities was $414,648 and $17,415 for the years ended December 31, 2002 and 2001, respectively. The increase in cash used relates primarily to acquisition of equipment, capitalizing costs associated with software development and website development costs. Net cash used by financing activities was $95,358 and provided by financing activities was $68,287 for the years ended December 31, 2002 and 2001, respectively. For the year 2002, cash used by financing activities represented the net decrease in the amount owed under an accounts receivable factoring arrangement, payments made to Ronald Ardt for reimbursement of the original investment of Thomas Ardt and Betty Wolfe, and payments made on the note payable to Cedar Graphics, Inc.

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

On September 6, 2002, Swartz Private Equity, LLC provided notice to us that it was making a demand under the Equity Line Agreement for the termination fee provided thereunder. In accordance with Swartz’s calculations, they were owed $150,000 payable in cash or common stock within 10 days of the termination. At the time of such notice, and had such amount been paid in common stock, it would have required 3.75 million shares. Shortly thereafter, such claim rose to over 9 million shares. In addition, Swartz further demanded another warrant for an additional 219,127 shares of our common stock pursuant to the Commitment Warrant and the Warrant Anti-Dilution Agreement. Although certain settlement discussions have ensued, at this point, the prospects for settlement seem highly uncertain. There can be no assurance that this matter will be able to be settled on terms that will not have a direct or indirect material adverse effect on our liquidity and financial condition. Further, if litigated, there can be no assurance that (i) the resources devoted to defending any such claim will not have a negative impact on FindEx’s ability to manage other aspects of its business, and (ii) any outcome thereof will not have a direct or indirect material adverse effect on our liquidity and financial condition. In either case, any result which obligates FindEx to make any payment to Swartz in the form of common shares as opposed to cash (which FindEx may simply be unable to pay) would have a dilutive effect on the shareholdings of all other FindEx shareholders, which, depending on the value attributable to such stock in any such circumstance, could be potentially very significant. [See Item 3. Legal Proceedings - Swartz Private Equity].

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

We believe we will need to obtain equity financing in an amount of $2-5 million within fiscal year 2003 in order to continue our product development, increase our sales and fund our working capital requirements. Our ability to obtain additional equity financing will be dependent on a number of factors, certain of which are to some degree outside of our control, including for example economic conditions, any potential investors’ completion of due diligence, entry into definitive agreements with one or more interested investors, and/or the effectiveness of a registration statement covering shares to be issued and/or the resold to investors. There can be no assurance that any such financing can be obtained or, if obtained, that it will be available on terms favorable to us.

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

We began to introduce our products and services during 1999. Although we have generated revenue from operations, we have a very limited operating history on which you can evaluate our potential for future success. Rather than relying on historical financial information to evaluate our company, you should evaluate our company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. Early-stage businesses commonly face risks such as the following:

▪	lack of sufficient capital,
▪	unanticipated problems, delays, and expenses relating to product development and implementation,
▪	lack of intellectual property,
▪	licensing and marketing difficulties,
▪	competition,
▪	technological changes, and
▪	uncertain market acceptance of products and services.

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

FLUCTUATIONS IN OPERATING RESULTS MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE AND STOCK PRICE VOLATILITY.

We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter, which may lead to unexpected reductions in revenues and stock price volatility. Factors that may influence our quarterly operating results include:

▪	the introduction or enhancement of software products and technology by us and our competitors;

▪	our ability to produce and distribute retail packaged Versions of our software in advance of peak retail selling seasons; and

▪	our ability to create appealing content within our software products.

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

WE FACE ADDITIONAL RISKS AS A RESULT OF OUR INTERNATIONAL SALES.

We currently sell through distributors to many foreign countries. Many of these distributors are not United States companies, and we therefore face certain risks associated with doing business outside of the United States. We also plan to further expand our services to international markets. Expanding into overseas operations may cost more than we expect. We also may be unsuccessful in expanding our presence in international markets, and we might lose all or part of our investment in those operations. As we expand into international operations, we will be increasingly subject to various risks associated with international operations in addition to the other business risks described in this memorandum. These risks include the following:

▪	management of a multi-national organization,
▪	compliance with local laws and regulatory requirements, as well as changes in those laws and requirements,
▪	restrictions on the repatriation of funds,
▪	employment and severance issues,
▪	overlap of tax issues,
▪	the business and financial condition of any overseas business partners,
▪	political and economic conditions abroad, and
▪	the possibility of - expropriation or nationalization of assets, - supply disruptions, - currency controls, - exchange rate fluctuations, or
▪	changes in tax laws, tariffs, and freight rates.

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

ITEM 7. FINANCIAL STATEMENTS.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders of FindEx.com, Inc.:

We have audited the accompanying consolidated balance sheets of FindEx.com, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 18 to the consolidated financial statements, there were errors in reporting the Company’s settlement agreement for the software license, there was an error in the overstatement of trade payables and an error in reporting classifications in the balance sheet and statements of operations that were discovered by management as a result of a regulatory review. Accordingly, the consolidated financial statements have been restated to correct the errors.

/s/ Chisholm & Associates
Chisholm & Associates
North Salt Lake, Utah
February 14, 2003 except for notes 3, 5, 8, 10, 11 and 18 dated September 23, 2005

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

		2002	2001
		(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents
Unrestricted cash		$9,235	$(6,645)
Restricted cash		29,416	13,785
Total cash and cash equivalents		38,651	7,140
Accounts receivable, trade (Note 2)		228,241	460,170
Inventories (Note 3)		416,700	646,246
Other current assets		86,698	21,468
Total current assets		770,290	1,135,024
Property and equipment, net (Note 4)		93,053	92,185
Software license, net (Note 5)		3,272,798	3,776,306
Software development costs, net		280,502	---
Other assets		28,553	12,558
Total assets		$4,445,196	$5,016,073

Liabilities and stockholders’ equity
Current liabilities:
License fees payable	$	---	$1,051,785
Notes payable (Note 6)		749,999	749,000
Current maturities of long-term debt (Note 7)		56,999	---
Accrued royalties		2,130,613	2,082,694
Accounts payable, trade		1,071,563	1,422,574
Reserve for rebates		413,687	443,477
Payroll taxes payable		340,571	193,049
Other current liabilities		470,311	853,936
Total current liabilities		5,233,743	6,796,515
Long-term note payable (Note 7)		49,045	71,322
Deferred income taxes, net (Note 8)		943,613	1,147,043
Commitments and contingencies (Note 14)
Stockholders’ equity (Note 9):
Preferred stock, $.001 par value
5,000,000 shares authorized
Series A: 11,400 shares issued and outstanding		11	11
Series B: 40,000 shares issued and outstanding		40	40
Common stock, $.001 par value
50,000,000 shares authorized
19,811,438 and 11,231,600 shares issued and outstanding		19,811	11,231
Paid-in capital		7,029,079	6,893,720
Retained (deficit)		(8,830,146)	(9,903,809)
Total stockholders’ equity		(1,781,205)	(2,998,807)
Total liabilities and stockholders’ equity		$4,445,196	$5,016,073

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31	2002	2001
	(Restated)	(Restated)

Revenues, net of reserves and allowances	$3,908,346	$2,575,316
Cost of sales	834,472	1,374,789
Gross profit	3,073,874	1,200,527
Operating expenses:
Sales and marketing	790,680	666,188
General and administrative	1,798,015	2,726,448
Bad debt expense	3,284	2,659,994
Amortization expense	505,040	505,593
Depreciation expense	38,850	29,156
Total operating expenses	3,135,869	6,587,379
Loss from operations	(61,995)	(5,386,852)
Interest income	55	12,601
Other income (Note 18)	1,067,767	2,389
Gain on sale of property and equipment	137	---
Interest expense	(160,107)	(88,368)
Income (loss) before income taxes	845,857	(5,460,230)
Provision for income taxes (Note 8)	227,806	(2,140,123)
Net income (loss)	$1,073,663	$(7,600,353)

Net earnings (loss) per share (Note 10):
Basic	$0.06	$(0.71)
Diluted	$0.06	$(0.71)

Weighted average shares outstanding (Note 10):
Basic	17,607,104	10,744,519
Diluted	19,871,789	10,744,519

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Retained
	Preferred Stock		Common Stock		Paid-In	Earnings
	Series A	Series B	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2000 (Restated)	$15	$40	10,509,609	$10,509	$6,486,881	$(2,299,256)	$4,198,189
April 30 Reverse merger & reorganization
Conversion of preferred stock	(4)	---	36,000	36	---	---	32
Preferred Series A common stock dividend	---	---	5,104	5	4,163	(4,200)	(32)
Common stock issued for cash	---	---	48,387	48	14,952	---	15,000
Common stock issued for services	---	---	632,500	633	112,808	---	113,441
Common stock warrants issued for services	---	---	---	---	274,916	---	274,916
Net loss December 31, 2001	---	---	---	---	---	(7,600,353)	(7,600,353)
Balance, December 31, 2001 (Restated)	$11	$40	11,231,600	$11,231	$6,893,720	$(9,903,809)	$(2,998,807)
Common stock settlement for prior cash received	---	---	2,184,000	2,184	(2,184)	---	---
Common stock issued for services	---	---	6,465,838	6,466	162,473	---	168,939
Refund on stock subscription	---	---	(70,000)	(70)	(24,930)	---	(25,000)
Net income, December 31, 2002 (Restated)	---	---	---	---	---	1,073,663	1,073,663
Balance, December 31, 2002 (Restated)	$11	$40	19,811,438	$19,811	$7,029,079	$(8,830,146)	$(1,781,205)

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31	2002	2001
	(Restated)
Cash flows from operating activities:
Cash received from customers	$3,989,733	$3,274,383
Cash paid to suppliers and employees	(3,339,964)	(3,301,061)
Interest paid	(108,355)	(21,142)
Interest received	55	17,945
Income taxes (paid) refunded	48	(35,625)
Net cash provided (used) by operating activities	541,517	(65,500)
Cash flows from investing activities:
Acquisition of property and equipment	(43,581)	(14,215)
Proceeds from sale of property and equipment	4,000	---
Website development costs	(18,978)	---
Capitalized software development costs	(357,539)	---
Deposits (paid) refunded	1,450	(3,200)
Net cash (used) by investing activities	(414,648)	(17,415)
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	(21,934)	28,214
Payments made on long-term notes payable	(48,424)	---
Proceeds from issuance of stock	---	15,000
Refund on stock subscription	(25,000)	---
Addition to license agreements	---	25,073
Net cash provided (used) by financing activities	(95,358)	68,287
Net increase (decrease) in cash and cash equivalents	31,511	(14,628)
Cash and cash equivalents, beginning of year	7,140	21,768
Cash and cash equivalents, end of year	$38,651	$7,140

Reconciliation of net income (loss) to cash flows from operating activities:
Net income (loss)	$1,073,663	$(7,600,353)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Software development costs amortized	77,037	---
Stock and warrants issued for services	168,939	388,357
Provision for bad debts	3,284	2,659,994
Depreciation & amortization	543,890	534,749
Gain on sale of property and equipment	(137)	---
Debt forgiveness	(1,051,786)	---
Change in assets and liabilities:
Decrease in accounts receivable	228,645	335,819
(Increase) decrease in inventories	229,546	(28,344)
(Increase) in refundable income taxes	(46,577)	(1,548)
(Increase) decrease in prepaid expenses	(21,925)	18,199
Decrease in note receivable	---	240,000
Increase in accrued royalties	47,919	483,221
Increase (decrease) in accounts payable	(267,864)	404,554
Increase (decrease) in income taxes payable	3,272	(42,556)
Increase (decrease) in deferred taxes	(203,430)	2,148,602
Increase (decrease) in other liabilities	(242,959)	393,806
Net cash provided (used) by operating activities	$541,517	$(65,500)

See accompanying notes.

FindEx.com, Inc.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

FindEx.com, Inc. (“FindEx” or the “company”) was incorporated under the laws of the State of Delaware on December 26, 1995, as FinSource, Ltd. In April 1999, the company merged with FINdex Acquisition Corporation (“FAC”), a Delaware corporation, in a stock for stock transaction. On April 30, 1999, the company was acquired by EJH Entertainment, Inc. (“EJH”), a Nevada corporation, in a stock for stock transaction and the name of the company was changed to FindEx.com, Inc. Both the merger with FAC and the acquisition by EJH were treated as reorganization mergers with the surviving company and accounting history being that of FinSource (the accounting acquirer).

FindEx is a retail, wholesale and Internet supplier of personal computer software products to business and religious organizations and individuals around the world. In July 1999, the company completed an exclusive license agreement with Parsons Technology, Inc. (“Parsons”), a subsidiary of TLC, formerly Mattel Corporation, for the Parsons Church Division of Mattel. In so doing, FindEx obtained the exclusive right to market, sell and continue to develop several Bible study software products. The company develops and publishes church and Bible study software products designed to simplify biblical research and streamline church office tasks.

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

SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Total capitalized software development costs at December 31, 2002 were $357,539, less accumulated amortization of $77,037. Research and development costs incurred and charged to expense were $51,668 and $-0- for the years ended December 31, 2002 and 2001, respectively.

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

NOTE 2 - ACCOUNTS RECEIVABLE, TRADE

At December 31, 2002 and 2001, accounts receivable consisted of the following (see Note 1 - Concentrations):

	2002	2001
Trade receivables	$236,241	$469,170
Less: Allowance for doubtful accounts	8,000	9,000
Accounts receivable, trade	$228,241	$460,170

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

NOTE 3 - INVENTORIES (Restated)

At December 31, 2002 and 2001, inventories consisted of the following:

	2002	2001
Raw materials	$121,000	$91,000
Finished goods	295,700	555,246
Inventories	$416,700	$646,246

NOTE 4 - PROPERTY AND EQUIPMENT, net

At December 31, 2002 and 2001, property and equipment consisted of the following:

	2002	2001
Computer equipment	$60,770	$54,213
Computer software	34,628	16,731
Office equipment	24,099	20,428
Office furniture and fixtures	49,845	35,858
Warehouse equipment	23,150	28,923
	192,492	156,153
Less: Accumulated depreciation	99,439	63,968
Property and equipment, net	$93,053	$92,185

NOTE 5 - SOFTWARE LICENSE, net (Restated)

In July 1999, we completed an exclusive license agreement with Parsons for the perpetual and fully-paid up right and license to publish, use, distribute and sublicense the programs incorporating the trademarks (i.e. QuickVerse, Membership Plus) throughout the world and also in the licensed media, for sale, resale and/or license to churches or other places of worship, religious schools and companies or individuals for which the majority of sales revenue is derived from sales of religious, Christian or Bible products (the “Church Channel”). In addition, the license agreement provided us the non-exclusive, perpetual and fully-paid up right and license to publish, use, distribute and sublicense the programs incorporating the trademarks throughout the world and also in the licensed media, for sale, resale and/or license into all channels other than the Church Channel. This original license agreement carried a 10 year economic life.

During the year ended December 31, 2002 we reached tentative settlement in a dispute with TLC which called for the extension of the term of the license from 10 years to 50 years. Management has decided to retain the 10 year economic life.

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

At December 31, 2002 and 2001, the software license consisted of the following:

	2002	2001
Software license cost	$5,135,574	$5,135,574
Less: Accumulated amortization	1,862,776	1,359,268
Software license, net	$3,272,798	$3,776,306

Amortization expense related to this intangible asset was $503,508 for both years. Amortization expense for the next five years is expected to be $503,508 each year. See Note 18 - Restatement and Reclassification.

NOTE 6 - NOTES PAYABLE

At December 31, 2002 and 2001, notes payable consisted of the following:

	2002	2001
Demand note payable to a corporation, with interest at 9%. Unsecured.	$650,000	$650,000

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 666,667 and 660,000 restricted shares of common stock, respectively.	33,333	33,000

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 666,667 and 660,000 restricted shares of common stock, respectively.	33,333	33,000

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 666,667 and 660,000 restricted shares of common stock, respectively.	33,333	33,000
Notes payable	$749,999	$749,000

NOTE 7 - LONG-TERM NOTE PAYABLE

On January 31, 2002, the company refinanced $154,468 of trade accounts payable by issuing a long-term note payable to a corporation. The term note is unsecured and due October 2004 in monthly installments of $5,285, including interest at 8%.

Principal maturities at December 31, 2002 are as follows:

2003	$56,999
2004	49,045
$106,044

NOTE 8 - INCOME TAXES (Restated)

The provision (benefit) for taxes on income for the years ended December 31 consisted of the following:

		2002		2001
		(Restated)
Current:
Federal	$	---	$	---
State		(27,648)		---
		(27,648)		---
Deferred:
Federal		(159,522)		1,744,841
State		(40,636)		395,282
		(200,158)		2,140,123
Total tax provision (benefit)		$(227,806)		$2,140,123

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2002 are as follows:

	2002	2001
	(Restated)
Current Deferred Tax Assets:
Net operating loss carryforward
Federal	$102,000	$170,000
State	24,000	40,000
Reserve for sales returns
Federal	19,630	76,591
State	4,619	18,021
Reserve for technical support costs
Federal	15,251	58,625
State	3,588	13,794
Reserve for rebates payable
Federal	8,398	8,636
State	1,976	2,032
Accrued compensation costs
Federal	34,235	36,565
State	8,055	8,604
Reserve for bad debts
Federal	2,720	3,060
State	640	720
	225,112	436,648
Less valuation allowance for deferred tax assets	225,112	436,648
Net Current Deferred Tax Assets	---	---

Non-Current Deferred Tax Assets:
Net operating loss carryforward
Federal	$2,664,236	$3,151,933
State	718,584	727,109
Reorganization Costs
Federal	22,100	---
State	5,200	---
State deferred tax liabilities
Federal	69,618	74,285
	3,479,738	3,953,327
Less valuation allowance for deferred tax assets (Restated)	3,479,738	3,953,327
Net Non-Current Deferred Tax Assets	---	---

Non-Current Deferred Tax Liabilities:
Software license fees
Federal	(761,654)	(922,936)
State	(176,881)	(217,162)
Property and equipment, net
Federal	(4,111)	(5,622)
State	(967)	(1,323)
Net Non-Current Deferred Tax Liability	(943,613)	(1,147,043)

Net Deferred Tax Asset (Liability)	$(943,613)	$(1,147,043)

Those amounts have been presented in the company’s financial statements as follows:

Non-current deferred tax liability (Restated)	$(943,613)	$(1,147,043)

The valuation allowance for deferred tax assets was decreased by $685,125 during the year ended December 31, 2002.

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

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2002	2001
	(Restated)
Expense at Federal statutory rate - 34%	$287,591	$(1,856,478)
State tax effects	(68,284)	395,282
Nondeductible expenses	6,850	868
Taxable temporary differences	251,837	169,465
Deductible temporary differences	(20,675)	80
Deferred tax asset valuation allowance	(685,125)	3,430,906
Income tax benefit	$(227,806)	$2,140,123

NOTE 9 - STOCKHOLDERS’ EQUITY

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

The following table shows the amounts used in computing EPS and the effect on income (loss) and the average number of shares of dilutive potential common stock:

For the Year Ended December 31, 2002	Income (Loss) (Numerator)	Shares (Denominator)	Per-share Amount
Net Income (Restated)	$1,073,663
Less preferred stock dividends	---
Income available to common stockholders-basic earnings per share	1,073,663	17,607,104	$0.06
Effect of Dilutive Securities
Options	---	---
Convertible notes payable	24,912	2,000,000
Convertible Preferred Series A	---	114,000
Convertible Preferred Series B	---	40,000
Warrants	---	110,685
Income available to common stockholders-diluted earnings per share	$1,098,575	19,871,789	$0.06

For the Year Ended December 31, 2001	Income (Loss) (Numerator)	Shares (Denominator)	Per-share Amount
Net Loss	$(7,600,353)
Less preferred stock dividends	(4,200)
Loss available to common stockholders-basic earnings per share	(7,604,553)	10,744,519	$(0.71)
Effect of Dilutive Securities
Options	---	---
Convertible notes payable	---	---
Convertible Preferred Series A	---	---
Convertible Preferred Series B	---	---
Warrants	---	---
Loss available to common stockholders-diluted earnings per share	$(7,604,553)	10,744,519	$(0.71)

A total of 4,308,200 and 4,012,200 dilutive potential securities for the years ended December 31, 2002 and 2001, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

NOTE 11 - STOCK-BASED COMPENSATION (Restated)

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

	As reported	Proforma
Net income (Restated)	$1,073,663	$979,241
Basic income per share (Restated)	$0.06	$0.06
Diluted income per share (Restated)	$0.06	$0.05

Activity under the company’s stock option plan is summarized as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2000	7,638,800	1,361,200	$3.18
Granted	(2,207,000)	2,207,000	$0.13
Exercised	---	---	---
Forfeited (canceled unvested options only)	---	(429,349)	$3.33
Canceled	749,348	(749,348)	$4.54
Balance at December 31, 2001	6,181,148	2,818,852	$0.42
Granted	---	---	---
Exercised	---	---	---
Forfeited (canceled unvested options only)	---	(63,750)	$0.16
Canceled	125,402	(125,402)	$0.39
Balance at December 31, 2002	6,306,550	2,693,450	$0.42

The following table summarizes information about stock options outstanding at December 31, 2002.

Outstanding Options				Exercisable Options
Range of Exercise Prices	Outstanding at December 31, 2002	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable at December 31, 2002	Weighted-Average Exercise Price
$0.00 to $1.10	2,693,450	8.3	$0.4183	2,043,533	$0.5013

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
$284,831

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

The company has reached tentative settlement in a dispute with TLC over various provisions of several agreements, including the software license agreement (see Note 5). Ultimate disposition of this tentative settlement is contingent upon settlement of negotiations with The Zondervan Corporation. Company management believes the amount of any potential loss cannot be reasonably estimated.

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

NOTE 17 - SUBSEQUENT EVENTS

On February 6, 2003, the company was notified by our credit card merchant services provider of their need to maintain a $50,000 reserve for disputed credit card charges and sales returns. The reserve requirement was based on the company’s financial and credit history and will be established through April 2003.

On February 28, 2003, the Internal Revenue Service approved the company’s request to pay back payroll taxes in monthly installments of $10,000 through May 5, 2003. The monthly installments increase to $45,000 beginning June 5, 2003 and continuing through November 5, 2003.

NOTE 18 - RESTATEMENT AND RECLASSIFICATION

The company has restated its financial statements for the year ended December 31, 2002 to reflect issues identified during a regulatory review of its financial statements associated with a certain registration statement filed with the SEC on November 22, 2004 on Form SB-2 and which is pending effectiveness as of the date of this filing of Amendment Number 1 to Form 10-KSB for the year ended December 31, 2002. Management and the board of directors concluded these restatements were necessary to reflect the changes described below. There was no net effect on cash provided by operating activities or cash used by investing and financing activities as a result of these errors.

During the three month period ended June 30, 2002, the company offset the remaining unpaid installment ($1,051,785) against the carrying amount of the 1999 software license in accordance with the terms of the tentative settlement agreement with TLC, the licensor-assignee at the time. Although paragraph 6 of SFAS No. 141, Business Combinations, which guides the recognition and measurement of intangible assets, provides that the measurement of assets in which the consideration given is cash are measured by the amount of cash paid, our management has since concluded that too much time had passed between the date of the agreement (June 1999) and the date of the tentative settlement (May 2002) for such an offset to be appropriate. Therefore, the company recognized the extinguishment of the liability owed to TLC as income in the statement of operations. The company has restated the consolidated balance sheet as of December 31, 2002 and the consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for the year then ended.

Also during the three month period ended June 30, 2002, the company extended the estimated life of the 1999 software license from 10 years to 50 years in accordance with the terms of the tentative settlement agreement with TLC. Although the 1999 software license, as amended provides for our unlimited and exclusive use of the trademarks related to the licensed products, and our management has assessed the useful life of the 1999 software license as indefinite (though limited under the applicable contractual provisions to 50 years) based on the estimated future direct or indirect cash flows from the license, as provided by paragraphs 53 and 11 of SFAS No. 142, Goodwill and Other Intangible Assets, our management has since concluded that a 10 year life is appropriate based, among other reasons, on the going concern qualification contained in the audit report for the period covered by this report. The company has restated the consolidated balance sheet as of December 31, 2002 and the consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for the year then ended.

Finally, the company had previously and erroneously, included rebates in sales and marketing expenses. The more appropriate presentation should have been, and is now, as a reduction to revenue, as provided by EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). As provided by paragraph 12 of EITF Issue No. 01-09, the comparative period presented for the year ended December 31, 2001 has been reclassified to conform with the 2002 presentation.

A summary of the effects of these changes is as follows:

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2002

	As Previously Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$38,651	$38,651	$	---
Accounts receivable, trade	228,241	228,241		---
Inventories	697,202	416,700		(280,502)	(d)
Other current assets	86,698	86,698		---
Total current assets	1,050,792	770,290		(280,502)
Property and equipment, net	93,053	93,053		---
Software license, net	2,557,395	3,272,798		715,403	(a)
Software development costs, net	---	280,502		280,502	(d)
Other assets	28,553	28,553		---
Total assets	$3,729,793	$4,445,196		$715,403

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$1,170,510	$1,071,563		$(98,947)	(b)
Notes payable	749,999	749,999		---
Accrued royalties	2,130,613	2,130,613		---
Accrued expenses	1,224,569	1,224,569		---
Current maturities of long-term debt	56,999	56,999		---
Total current liabilities	5,332,690	5,233,743		(98,947)
Long-term note payable	49,045	49,045		---
Deferred income taxes, net	1,084,894	943,613		(141,281)	(c)
Stockholders’ equity:
Preferred stock, $.001 par value	51	51		---
Common stock, $.001 par value	19,811	19,811		---
Paid-in capital	7,029,079	7,029,079		---
Retained (deficit)	(9,785,777)	(8,830,146)		955,631
Total stockholders’ equity	(2,736,836)	(1,781,205)		955,631
Total liabilities and stockholders’ equity	$3,729,793	$4,445,196		$715,403

(a) Increased by $1,051,785 reclassification of forgiven final installment payment and decreased by $224,256 additional amortization from reducing the estimated useful life from 50 years to 10 years.
(b) Decreased by $98,947 from 2000 overstatement of trade payable to third-party rebate processor.
(c) Decreased from reclassification of forgiven final installment payment and additional amortization from reducing the estimated useful life of the software license.
(d) Reclassification of capitalized software development costs from inventory to an intangible asset.

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2001

	As Previously Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$7,140	$7,140	$	---
Accounts receivable, trade	460,170	460,170		---
Inventories	646,246	646,246		---
Other current assets	21,468	21,468		---
Total current assets	1,135,024	1,135,024		---
Property and equipment, net	92,185	92,185		---
Software license, net	3,776,306	3,776,306		---
Other assets	12,558	12,558		---
Total assets	$5,016,073	$5,016,073	$	---

Liabilities and stockholders’ equity
Current liabilities:
License fees payable	$1,051,785	$1,051,785	$	---
Notes payable	749,000	749,000		---
Accrued royalties	2,082,694	2,082,694		---
Accounts payable, trade	1,521,520	1,422,574		(98,946)	(a)
Reserve for rebates	443,477	443,477		---
Payroll taxes payable	193,049	193,049		---
Other current liabilities	853,936	853,936		---
Total current liabilities	6,895,461	6,796,515		(98,946)
Long-term note payable	71,322	71,322		---
Deferred income taxes, net	1,147,043	1,147,043		---
Stockholders’ equity:
Preferred stock, $.001 par value	51	51		---
Common stock, $.001 par value	11,231	11,231		---
Paid-in capital	6,893,720	6,893,720		---
Retained (deficit)	(10,002,755)	(9,903,809)		98,946	(a)
Total stockholders’ equity	(3,097,753)	(2,998,807)		98,946
Total liabilities and stockholders’ equity	$5,016,073	$5,016,073	$	---

(a) Decreased by $98,946 from 2000 overstatement of trade payable to third-party rebate processor.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2002

	As Previously Reported	As Restated	Change

Revenues, net of reserves and allowances	$3,908,694	$3,908,346	$(348)	(a)
Cost of sales	814,225	834,472	20,247	(b)
Gross profit	3,094,469	3,073,874	(20,595)
Operating expenses:
Sales and marketing	811,275	790,680	(20,595)	(a)(b)
General and administrative	1,798,015	1,798,015	---
Bad debt expense	3,284	3,284	---
Amortization expense	168,658	505,040	336,382	(c)
Depreciation expense	38,850	38,850	---
Total operating expenses	2,820,082	3,135,869	315,787
Earnings from operations	274,387	(61,995)	(336,382)
Other income	16,172	1,067,958	1,051,786	(d)
Other expenses, net	(160,106)	(160,106)	---
Income before income taxes	130,453	845,857	715,404
Provision for income taxes	86,525	227,806	141,281	(e)
Net income	$216,978	$1,073,663	$856,685

Net earnings per share:
Basic	$0.01	$0.06	$0.05
Diluted	$0.01	$0.06	$0.05

Weighted average shares outstanding (Note 14):
Basic	17,607,104	17,607,104	---
Diluted	19,741,104	19,871,789	130,685	(f)

(a) Decrease from reclassification of rebates from sales and marketing.
(b) Increase from reclassification of fulfillment expenses from sales and marketing.
(c) Increase from reducing the estimated useful life of the software license from 50 years to 10 years.
(d) Increased by $1,051,786 reclassification of forgiven final installment payment.
(e)Increased from recalculation of deferred income taxes resulting from reclassification of forgiveness of final installment of the software license and reduction of the estimated useful life from 50 years to 10 years.

(f) Increase from correction of calculation of dilutive warrants.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2001

	As Previously Reported	As Restated		Change

Revenues, net of reserves and allowances	$2,755,658	$2,575,316		$(180,342)	(a)
Cost of sales	1,374,759	1,374,789		30	(b)
Gross profit	1,380,899	1,200,527		(180,372)
Operating expenses:
Sales and marketing	821,525	666,188		(155,337)	(a)
General and administrative	2,751,483	2,726,448		(25,035)	(c)
Bad debt expense	2,659,994	2,659,994		---
Amortization expense	505,593	505,593
Depreciation expense	29,156	29,156		---
Total operating expenses	6,767,751	6,587,379		(180,372)
Earnings from operations	(5,386,852)	(5,386,852)		---
Other income	14,990	14,990		---
Other expenses, net	(88,368)	(88,368)		---
Income before income taxes	(5,460,230)	(5,460,230)		---
Provision for income taxes	(2,140,123)	(2,140,123)		---
Net income	$(7,600,353)	$(7,600,353)	$	---

Net earnings per share:
Basic	$(0.71)	$(0.71)	$	---
Diluted	$(0.71)	$(0.71)	$	---

Weighted average shares outstanding (Note 14):
Basic	10,744,519	10,744,519		---
Diluted	10,744,519	10,744,519		---

(a) Decrease from reclassification of rebates from sales and marketing.
(b) Increase from reclassification of fulfillment expense from sales and marketing.
(c) Decreaes from reclassification of commission expense to sales and marketing.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2002

	As Previously Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$3,969,806	$3,989,733		$19,927	(a)
Cash paid to suppliers and employees	(3,677,576)	(3,339,964)		337,612	(b)
Interest paid	(108,355)	(108,355)		---
Interest received	55	55		---
Income taxes refunded	48	48		---
Net cash provided by operating activities	183,978	541,517		357,539
Cash flows from investing activities:
Acquisition of property and equipment	(43,581)	(43,581)		---
Proceeds from sale of property and equipment	4,000	4,000		---
Deposits refunded	1,450	1,450		---
Capitalized software development costs	---	(357,539)		(357,539)	(c)
Website development costs	(18,978)	(18,978)		---
Net cash (used) by investing activities	(57,109)	(414,648)		(357,539)
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	(21,934)	(21,934)		---
Payments made on long-term notes payable	(48,424)	(48,424)		---
Refund on stock subscription	(25,000)	(25,000)		---
Net cash (used) by financing activities	(95,358)	(95,358)		---
Net increase in cash and cash equivalents	31,511	31,511		---
Cash and cash equivalents, beginning of year	7,140	7,140		---
Cash and cash equivalents, end of year	$38,651	$38,651	$	---

Reconciliation of net income to cash flows from operating activities:
Net income	$216,978	$1,073,663		$856,685
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock and warrants issued for services	168,939	168,939		---
Software development costs amortized	---	77,037		77,037	(d)
Depreciation & amortization	207,508	543,890		336,382	(e)
Gain on disposal of property and equipment	(137)	(137)		---
Bad debt expense	3,284	3,284		---
Debt forgiveness	---	(1,051,786)		(1,051,786)	(f)
Change in assets and liabilities:
Decrease in accounts receivable	228,645	228,645		---
(Increase) in refundable income taxes	(46,577)	(46,577)		---
(Increase) decrease in inventories	(50,956)	229,546		280,502	(c)
Increase in prepaid expenses	(21,925)	(21,925)		---
Increase in accrued royalties	47,919	47,919		---
(Decrease) in accounts payable	(267,864)	(267,864)		---
Increase in income taxes payable	3,272	3,272		---
(Decrease) in deferred taxes	(62,149)	(203,430)		(141,281)	(g)
(Decrease) in other liabilities	(242,959)	(242,959)		---
Net cash provided by operating activities	$183,978	$541,517		$357,539

(a) Increase from reclassifying cash received from deferred revenue.
(b) Increased by $357,539 reclassified as capitalized software development costs and decreased by $19,927 reclassification of cash received from deferred revenue.
(c) Reclassification of capitalized software development costs as an investment activity from an operating activity.
(d) Increase from separating software development costs amortized.
(e) Increase from reducing the estimated useful life of the software license from 50 years to 10 years.
(f) Increased by $1,051,786 reclassification of forgiven final installment payment.
(g) Decreased from reclassification of forgiven final installment payment and additional amortization from reducing the estimated useful life of the software license.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC

By:/s/ Steven Malone
Name: Steven Malone
Title: President and Chief Executive Officer

Date: September 28, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	September 28, 2005
Steven Malone

/s/ John Kuehne	Chairman of the Audit Committee	September 28, 2005
John A. Kuehne

/s/ Henry M. Washington	Director	September 28, 2005
Henry M. Washington

/s/ Kirk R. Rowland	Chief Financial Officer (principal financial and accounting officer)	September 28, 2005
Kirk R. Rowland