Form 10QSB/A
period 2002-06-30
FINDEX COM INC
filed 2005-09-29
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 48,619,855 common shares as of September 28, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

Explanatory Note

We are filing this Amendment Number 1 to our Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2002 to restate our financial statements for the quarter then ended to reflect certain issues identified during a regulatory review of our financial statements associated with a certain registration statement filed with the SEC on November 22, 2004 on Form SB-2 and which is pending effectiveness as of the date of this filing of Amendment Number 1 to Form 10-QSB for the quarter ended June 30, 2002. There was no net effect on either cash provided or used by operating activities, cash used by investing activities or cash provided or used by financing activities as a result of the corrections to the financial statements for the period covered by the report.

In June 1999 we entered into a certain license agreement with Parsons Technology, Inc. to manufacture, distribute and sell a variety of software titles, including QuickVerse®and Membership Plus®, by far our two largest selling titles. During the three months ended June 30, 2002, we offset the remaining unpaid installment under the 1999 license ($1,051,785) against the carrying amount of the license in accordance with the terms of a then tentative settlement agreement with The Learning Company (“TLC”), the licensor-assignee at the time. Although paragraph 6 of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which guides the recognition and measurement of intangible assets, provides that the measurement of an asset in which the consideration given is cash is measured by the amount of cash paid, our management has since concluded that too much time had elapsed between the date of the 1999 license and the date of the tentative settlement agreement for such an offset to be appropriate. Therefore, we have recognized the extinguishment of the liability owed to TLC as income in the condensed consolidated statement of operations for the period covered by this report. We have restated our condensed consolidated balance sheet as of June 30, 2002 and our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and six months then ended.

Also during the three months ended June 30, 2002, we extended the estimated life of the 1999 license from 10 years to 50 years in accordance with the terms of the tentative settlement agreement. Although the 1999 license, as amended, provides for our unlimited and exclusive use of the trademarks related to the licensed products, and our management has assessed the useful life of the 1999 license as indefinite (though limited under the applicable contractual provisions to 50 years) based on the estimated future direct or indirect cash flows from the license, as provided by paragraphs 11 and 53 of SFAS No. 142, Goodwill and Other Intangible Assets, our management has since concluded that a 10 year life is appropriate based, among other reasons, on our going concern qualification. We have restated our condensed consolidated balance sheet as of June 30, 2002 and our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and six months then ended.

Finally, we had previously and erroneously, included rebates ($782 during the three and six months ended June 30, 2002) in sales and marketing expenses. The more appropriate presentation should have been and is now, as a reduction to revenue, as provided by EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). As provided by paragraph 12 of EITF 01-09, comparative periods presented for the three and six months ended June 30, 2001 have been reclassified to conform with the 2002 presentation.

A discussion of the restatement for the quarter ended June 30, 2002 is included in Note 12 of the condensed consolidated financial statements included in this Amendment Number 1 to Form 10-QSB for the quarter ended June 30, 2002. Changes have also been made to the following items as a result of the restatement:

Part I Item 1  Financial Statements.
        Item 2 Management’s Discussion and Analysis of Financial Condition or Plan of Operations.

This Amendment Number 1 to Form 10-QSB for the quarter ended June 30, 2002 does not otherwise change or update the disclosures set forth in the Form 10-QSB as originally filed and does not otherwise reflect events occurring after the filing of the Form 10-QSB. For a description of our business and the risks related to our business, please see our Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

-i-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

		(Unaudited)
		(Restated)		(Restated)
		June 30, 2002		December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$	---		$7,140
Accounts receivable, trade		447,792		460,170
Inventory		509,716		646,246
Other current assets		30,185		21,468
Total current assets		987,693		1,135,024
Property and equipment, net		110,794		92,185
Software license, net		3,524,858		3,776,306
Other assets		19,111		12,558
Total assets		$4,642,456		$5,016,073

Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft		$25,512	$	---
License fees payable		---		1,051,785
Notes payable		749,000		749,000
Accrued royalties		2,104,542		2,082,694
Accounts payable, trade		1,007,479		1,422,573
Current maturities of long-term notes payable		54,766		---
Other current liabilities		1,279,488		1,490,462
Total current liabilities		5,220,787		6,796,514
Long-term note payable		78,103		71,322
Non-current deferred taxes		1,045,327		1,147,043
Commitments and contingencies
Stockholders’ equity:
Preferred stock		51		51
Common stock		19,288		11,231
Paid-in capital		7,007,957		6,893,720
Retained (deficit)		(8,729,057)		(9,903,808)
Total stockholders’ equity		(1,701,761)		(2,998,806)
Total liabilities and stockholders’ equity		$4,642,456		$5,016,073

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues, net of reserves and allowances	$1,125,287	$382,843	$2,057,979	$1,512,408
Cost of sales	180,954	175,926	338,841	639,758
Gross profit	944,333	206,917	1,719,138	872,650
Operating expenses:
Sales and marketing	234,087	177,609	418,611	324,880
General and administrative	548,342	855,541	946,772	1,549,546
Bad debt expense	---	2,391,000	---	2,391,000
Depreciation and amortization	134,561	132,983	268,402	268,058
Total operating expenses	916,990	3,557,133	1,633,785	4,533,484
Earnings (loss) from operations	27,343	(3,350,216)	85,353	(3,660,834)
Other income	1,051,596	122	1,051,785	2,641
Other expenses, net	(41,328)	(10,591)	(64,103)	(20,699)
Income (loss) before income taxes	1,037,611	(3,360,685)	1,073,035	(3,678,892)
Provision for income taxes	48,716	712,452	101,716	749,452
Net income (loss)	$1,086,327	$(2,648,233)	1,174,751	(2,929,440)
Retained earnings (deficit) at beginning of year			(9,903,808)	(2,299,256)
Retained earnings (deficit) at end of period			$(8,729,057)	$(5,228,696)

Net earnings (loss) per share:
Basic	$0.06	$(0.25)	$0.08	$(0.28)
Diluted	$0.05	$(0.25)	$0.07	$(0.28)

Weighted average shares outstanding:
Basic	19,288,359	10,566,859	15,622,479	10,550,442
Diluted	21,548,035	10,566,859	17,876,677	10,550,442

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2002	2001
	(Restated)

Cash flows from operating activities:
Cash received from customers	$1,945,327	$2,159,377
Cash paid to suppliers and employees	(1,854,117)	(2,154,359)
Other operating activities, net	(25,075)	(47,808)
Net cash provided (used) by operating activities	66,135	(42,790)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(35,256)	(13,309)
Other investing activities, net	(6,860)	(16,400)
Net cash (used) by investing activities	(42,116)	(29,709)
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	(10,072)	39,495
Payments made on long-term notes payable	(21,599)	---
Refund on stock subscription	(25,000)	---
Addition to license agreements	---	25,073
Net cash provided (used) by financing activities	(56,671)	64,568
Net (decrease) in cash and cash equivalents	(32,652)	(7,931)
Cash and cash equivalents, beginning of year	7,140	21,768
Cash and cash equivalents (cash overdraft), end of period	$(25,512)	$13,837

Reconciliation of net income to cash flows from operating activities:
Net income (loss)	$1,174,751	$(2,929,440)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Stock and warrants issued for services	147,294	298,001
Provision for bad debts	---	2,391,000
Depreciation & amortization	268,402	268,058
Debt forgiveness	(1,051,785)	---
Change in assets and liabilities:
Decrease in accounts receivable	12,378	625,403
Decrease in inventories	136,530	68,242
(Increase) in refundable income taxes	---	(23,745)
(Increase) in prepaid expenses	(11,989)	(24,493)
Increase in accrued royalties	21,848	206,900
Increase (decrease) in accounts payable	(331,949)	332,091
(Decrease) in income taxes payable	---	(39,284)
(Decrease) in deferred taxes	(101,716)	(735,000)
(Decrease) in other liabilities	(197,629)	(480,523)
Net cash provided (used) by operating activities	$66,135	$(42,790)

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

NOTE 2 - SOFTWARE LICENSE AGREEMENT (Restated)

During the quarter ended June 30, 2002, the Company reclassified the remaining unpaid installment ($1,051,785) as debt extinguishment income in accordance with the terms of a tentative settlement agreement with TLC. In addition, the agreement called for the extension of the estimated life of the license from 10 years to 50 years. Management, however, has decided to retain the original 10 year life based on our going concern opinion. See Notes 8 and 12.

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
$749,000

NOTE 4 - LONG-TERM NOTES PAYABLE

On January 31, 2002, the Company refinanced $154,468 of trade accounts payable by issuing a long-term note payable to a corporation. The term note is unsecured and due October 2004 in monthly installments of $5,285, including interest at 8%.

Principal maturities at June 30, 2002 are as follows:

June 30
2003	$54,766
2004	59,306
2005	18,797
$132,869

NOTE 5 - STOCKHOLDERS’ EQUITY

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

NOTE 6 - INCOME TAXES (Restated)

The benefit (expense) for taxes on income for the three and six months ended June 30 consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
		2002		2001		2002		2001
		(Restated)				(Restated)
Current:
Federal	$	---	$	---	$	---	$	---
State		---		14,500		---		14,500
		---		14,500		---		14,500
Deferred:
Federal		38,498		514,000		81,398		551,000
State		10,218		183,952		20,318		183,952
		48,716		697,952		101,716		734,952
Total tax benefit		$48,716		$712,452		$101,716		$749,452

NOTE 7 - EARNINGS PER COMMON SHARE (Restated)

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

The following table shows the amounts used in computing earnings per share and the effect on income (loss) and the average number of shares of dilutive potential common stock:

For the Three Months Ended June 30, 2001	Income (Loss) (Numerator)	Shares (Denominator)	Per-share Amount
Net Loss (Restated)	$(2,648,233)
Less preferred stock dividends	---
Loss available to common stockholders-basic earnings per share	(2,648,233)	10,566,859	$(0.25)
Effect of Dilutive Securities
Options	---	---
Convertible notes payable	---	---
Convertible Preferred Series A	---	---
Convertible Preferred Series B	---	---
Warrants	---	---
Loss available to common stockholders-diluted earnings per share	$(2,648,233)	10,566,859	$(0.25)

For the Three Months Ended June 30, 2002	Income (Loss) (Numerator)	Shares (Denominator)	Per-share Amount
Net Income (Restated)	$1,086,327
Less preferred stock dividends	---
Income available to common stockholders-basic earnings per share	1,086,327	19,288,359	$0.06
Effect of Dilutive Securities
Options	---	---
Convertible notes payable	10,097	1,980,000
Convertible Preferred Series A	---	114,000
Convertible Preferred Series B	---	40,000
Warrants (Restated)	---	125,676
Income available to common stockholders-diluted earnings per share	$1,096,424	21,548,035	$0.05

For the Six Months Ended June 30, 2001	Income (Loss) (Numerator)	Shares (Denominator)	Per-share Amount
Net Loss	$(2,929,440)
Less preferred stock dividends	---
Loss available to common stockholders-basic earnings per share	(2,929,440)	10,550,442	$(0.28)
Effect of Dilutive Securities
Options	---	---
Convertible notes payable	---	---
Convertible Preferred Series A	---	---
Convertible Preferred Series B	---	---
Warrants	---	---
Income available to common stockholders-diluted earnings per share	$(2,929,440)	10,550,442	$(0.28)

For the Six Months Ended June 30, 2002	Income (Loss) (Numerator)	Shares (Denominator)	Per-share Amount
Net Income (Restated)	$1,174,751
Less preferred stock dividends	---
Income available to common stockholders-basic earnings per share	1,174,751	15,622,479	$0.08
Effect of Dilutive Securities
Options	---	---
Convertible notes payable	10,097	1,980,000
Convertible Preferred Series A	---	114,000
Convertible Preferred Series B	---	40,000
Warrants	---	120,198
Income available to common stockholders-diluted earnings per share	$1,184,848	17,876,677	$0.07

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

The Company has reached tentative settlement in a dispute with TLC over various provisions of several agreements, including the software license agreement. Ultimate disposition of this tentative settlement is contingent upon settlement of negotiations with The Zondervan Corporation. Company management believes the amount of any potential loss cannot be reasonably estimated.

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

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a history of operating losses, a negative current ratio and total liabilities in excess of total assets. Those factors, as well as uncertainty in securing financing for continued operations, uncertainty related to the outcomes of disputes with Zondervan and TLC, and the uncertainty related to renegotiation of the demand notes payable, create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company has developed a plan to reduce its liabilities through sales of a new release of one of the Company’s flagship software titles. The ability of the Company to continue as a going concern is dependent on the acceptance of the plan by the Company’s creditors, the plan’s success, and the renegotiation of the demand notes payable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11 - SUBSEQUENT EVENTS

On July 23, 2002, in settlement of a consulting agreement with an individual for investor relations services, FindEx issued 205,000 common shares valued at $.05 per share.

On August 7, 2002, the Company rescinded 64,480 restricted common shares previously issued to part-time employees under the incentive and retention bonus program.

NOTE 12 - RESTATEMENT AND RECLASSIFICATION

The Company has restated its financial statements for the three and six months ended June 30, 2002 to correct errors identified during a regulatory review of our financial statements associated with a certain registration statement filed with the SEC on November 22, 2004 on Form SB-2 and which is pending effectiveness as of the date of this filing of Amendment Number 1 to Form 10-QSB for the quarter ended June 30, 2002. There was no net effect on cash provided or used by operating activities, cash used by investing or cash provided or used by financing activities as a result of these errors.

During the three month period ended June 30, 2002, we erroneously offset the remaining unpaid installment ($1,051,785) against the carrying amount of the 1999 software license in accordance with the terms of the tentative settlement agreement with TLC, the licensor-assignee at the time. Although paragraph 6 of SFAS No. 141, Business Combinations, which guides the recognition and measurement of intangible assets, provides that the measurement of assets in which the consideration given is cash are measured by the amount of cash paid, our management believes that too much time had passed between the date of the agreement (June 1999) and the date of the tentative settlement (May 2002) for such an offset to be appropriate. The Company has recognized the extinguishment of the liability owed to TLC as income in the statement of operations. In accordance, we have restated the condensed consolidated balance sheet as of June 30, 2002 and the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and six months then ended.

Also during the three month period ended June 30, 2002, we had erroneously extended the estimated life of the 1999 software license from 10 years to 50 years in accordance with the terms of the tentative settlement agreement with TLC. Although the 1999 software license provides for the unlimited and exclusive use of the trademarks related to the licensed products, and our management has assessed the useful life of the 1999 software license as indefinite, (though limited under the applicable contractual provisions to 50 years) based on the estimated future direct or indirect cash flows from the license, as provided by paragraphs 53 and 11 of SFAS No. 142, Goodwill and Other Intangible Assets, our management believes a 10 year life is appropriate based , among other reasons, on our going concern qualification.. In accordance, we have restated the condensed consolidated balance sheet as of June 30, 2002, and the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and six months then ended.

Finally, we had previously and erroneously, included rebates ($782 during the three and six months ended June 30, 2002) in sales and marketing expenses. The more appropriate presentation should have been, and is now, as a reduction to revenue, as provided by EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). As provided by paragraph 12 of EITF 01-09, comparative periods presented for the three and six months ended June 30, 2001 have been reclassified to conform with the 2002 presentation.

A summary of the effects of these changes is as follows:

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
June 30, 2002

	As Previously Reported	As Restated		Change
Assets
Current assets:
Accounts receivable, trade	$447,792	$447,792	$	---
Inventories	509,716	509,716		---
Other current assets	30,185	30,185		---
Total current assets	987,693	987,693		---
Property and equipment, net	110,794	110,794		---
Software license, net	2,584,894	3,524,858		939,964	(a)
Other assets	19,111	19,111		---
Total assets	$3,702,492	$4,642,456		$939,964

Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$25,512	$25,512	$	---
Accounts payable, trade	1,106,425	1,007,479		(98,946)	(b)
Notes payable	749,000	749,000		---
Accrued royalties	2,104,542	2,104,542		---
Accrued expenses	1,279,488	1,279,488		---
Current maturities of long-term debt	54,766	54,766		---
Total current liabilities	5,319,733	5,220,787		(98,946)
Long-term note payable	78,103	78,103		---
Deferred income taxes, net	1,111,043	1,045,327		(65,716)	(c)
Stockholders’ equity:
Preferred stock, $.001 par value	51	51		---
Common stock, $.001 par value	19,288	19,288		---
Paid-in capital	7,007,957	7,007,957		---
Retained (deficit)	(9,833,683)	(8,729,057)		1,104,626
Total stockholders’ equity	(2,806,387)	(1,701,761)		1,104,626
Total liabilities and stockholders’ equity	$3,702,492	$4,642,456		$939,964

(a) Increase from reclassification of extinguishment of final installment due as Other income and returning the estimated economic life from 50 years to 10 years.
(b) Decrease from reflecting fiscal year ended December 31, 2000 error correction in retained earnings from restating the 2000 financial statements.
(c) Decrease from income tax effects of changes to the accounting of the software license agreement.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2002

	As Previously Reported	As Restated	Change

Revenues, net of reserves and allowances	$2,058,761	$2,057,979	$(782)	(a)
Cost of sales	338,841	338,841	---
Gross profit	1,719,920	1,719,138	(782)
Operating expenses:
Sales and marketing	419,393	418,611	(782)	(a)
General and administrative	946,772	946,772	---
Depreciation and amortization	156,580	268,402	111,822	(b)
Total operating expenses	1,522,745	1,633,785	111,040
Earnings from operations	197,175	85,353	(111,822)
Interest income	43	43	---
Other income	---	1,051,785	1,051,785	(c)
Interest expense	(64,146)	(64,146)	---
Income before income taxes	133,072	1,073,035	939,963
Provision for income taxes	36,000	101,716	65,716	(d)
Net income	$169,072	$1,174,751	$1,005,679

Net earnings per share:
Basic	$0.01	$0.08	$0.07
Diluted	$0.01	$0.07	$0.06

Weighted average shares outstanding
Basic	15,622,479	15,622,479	---
Diluted	17,756,479	17,876,677	120,198	(e)

(a) Reclassification of rebates from sales and marketing expenses to an adjustment to revenue.
(b) Increase in amortization of software license agreement from recognition of extinguishment of final installment as Other income and reduction of the economic life from 50 years to 10 years.
(c) Recognition of extinguishment of the final software license installment as Other income instead of as an offset against the software license agreement carrying amount.
(d) Increase from income tax effects of changes to accounting for the software license agreement.
(e) Increase from correction of calculation of potentially dilutive common stock warrants.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2002

	As Previously Reported	As Restated	Change

Revenues, net of reserves and allowances	$1,127,057	$1,125,287	$(1,770)	(a)
Cost of sales	180,954	180,954	---
Gross profit	946,103	944,333	(1,770)
Operating expenses:
Sales and marketing	235,857	234,087	(1,770)	(a)
General and administrative	548,531	548,531	---
Depreciation and amortization	22,740	134,561	111,821	(b)
Total operating expenses	807,128	917,179	110,051
Earnings from operations	138,975	27,154	(111,821)
Interest income	18	18	---
Other income	---	1,051,785	1,051,785	(c)
Interest expense	(41,346)	(41,346)	---
Income before income taxes	97,647	1,037,611	939,964
Provision for income taxes	(17,000)	48,716	65,716	(d)
Net income	$80,647	$1,086,327	$1,005,680

Net earnings per share:
Basic	$0.00	$0.06	$0.06
Diluted	$0.00	$0.05	$0.05

Weighted average shares outstanding:
Basic	19,288,359	19,288,359	---
Diluted	21,422,359	21,548,035	125,676	(e)

(a) Reclassification of rebates from sales and marketing expenses to an adjustment to revenue.
(b) Increase in amortization of software license agreement from recognition of extinguishment of final installment as Other income and reduction of the economic life from 50 years to 10 years.
(c) Recognition of extinguishment of the final software license installment as Other income instead of as an offset against the software license agreement carrying amount.
(d) Increase from income tax effects of changes to accounting for the software license agreement.
(e) Increase from correction of calculation of potentially dilutive common stock warrants.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2001

	As Previously Reported	As Restated		Change

Revenues, net of reserves and allowances	$1,706,498	$1,512,408		$(194,090)	(a)
Cost of sales	591,618	639,758		48,140	(b)
Gross profit	1,114,880	872,650		(242,230)
Operating expenses:
Sales and marketing	519,000	324,880		(194,120)	(c)
General and administrative	1,597,656	1,549,546		(48,110)	(d)
Bad debt expense	2,391,000	2,391,000		---
Depreciation and amortization	268,058	268,058		---
Total operating expenses	4,775,714	4,533,484		(242,230)
Earnings (loss) from operations	(3,660,834)	(3,660,834)		---
Interest income	12,638	12,638		---
Other income	2,641	2,641		---
Interest expense	(33,337)	(33,337)		---
Loss before income taxes	(3,678,892)	(3,678,892)		---
Provision for income taxes	749,452	749,452		---
Net loss	$(2,929,440)	$(2,929,440)	$	---

Net earnings (loss) per share:
Basic	$(0.28)	$(0.28)	$	---
Diluted	$(0.28)	$(0.28)	$	---

Weighted average shares outstanding :
Basic	10,550,442	10,550,442		---
Diluted	10,550,442	10,550,442		---

(a) Reclassification of rebates from sales and marketing expenses to an adjustment to revenue.
(b) Increase from reclassification of freight-out from General and administrative and fulfillment costs from Sales and marketing.
(c) Reclassification of rebates as an adjustment to revenue and fulfillment costs to Cost of sales.
(d) Reclassification of freight-out to Cost of sales.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2001

	As Previously Reported	As Restated		Change

Revenues, net of reserves and allowances	$575,727	$382,843		$(192,884)	(a)
Cost of sales	147,718	175,926		28,208	(b)
Gross profit	428,009	206,917		(221,092)
Operating expenses:
Sales and marketing	370,572	177,609		(192,963)	(c)
General and administrative	883,712	855,583		(28,129)	(d)
Bad debt expense	2,391,000	2,391,000		---
Depreciation and amortization	132,983	132,983		---
Total operating expenses	3,778,267	3,557,175		(221,092)
Earnings (loss) from operations	(3,350,258)	(3,350,258)		---
Interest income	6,169	6,169		---
Other income	164	164		---
Interest expense	(16,760)	(16,760)		---
Loss before income taxes	(3,360,685)	(3,360,685)		---
Provision for income taxes	712,452	712,452		---
Net loss	$(2,648,233)	$(2,648,233)	$	---

Net earnings (loss) per share:
Basic	$(0.25)	$(0.25)	$	---
Diluted	$(0.25)	$(0.25)	$	---

Weighted average shares outstanding:
Basic	10,566,859	10,566,859		---
Diluted	10,566,859	10,566,859		---

(a) Reclassification of rebates from sales and marketing expenses to an adjustment to revenue.
(b) Increase from reclassification of freight-out from General and administrative and fulfillment costs from Sales and marketing.
(c) Reclassification of rebates as an adjustment to revenue and fulfillment costs to Cost of sales.
(d) Reclassification of freight-out to Cost of sales.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002

	As Previously Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$1,945,138	$1,945,138	$	---
Cash paid to suppliers and employees	(1,853,928)	(1,853,928)		---
Interest paid	(25,118)	(25,118)		---
Interest received	43	43		---
Net cash provided by operating activities	66,135	66,135		---
Cash flows from investing activities:
Acquisition of property, plant and equipment	(35,256)	(35,256)		---
Deposits made	(4,408)	(4,408)		---
Website development costs	(2,452)	(2,452)		---
Net cash (used) by investing activities	(42,116)	(42,116)		---
Cash flows from financing activities:
Payments made on line of credit, net	(10,072)	(10,072)		---
Payments made on long-term notes payable	(21,599)	(21,599)		---
Refund on stock subscription	(25,000)	(25,000)		---
Net cash (used) by financing activities	(56,671)	(56,671)		---
Net decrease in cash and cash equivalents	(32,652)	(32,652)		---
Cash and cash equivalents, beginning of year	7,140	7,140		---
Cash overdraft, end of period	$(25,512)	$(25,512)	$	---

Reconciliation of net income to cash flows from operating activities:
Net income	$169,072	$1,174,751		$1,005,679
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock and warrants issued for services	147,294	147,294		---
Depreciation & amortization	156,580	268,402		111,822	(a)
Debt forgiveness	---	(1,051,785)		(1,051,785)	(b)
Change in assets and liabilities:
Decrease in accounts receivable	12,378	12,378		---
Decrease in inventories	136,530	136,530		---
(Increase) in prepaid expenses	(11,989)	(11,989)		---
Increase in accrued royalties	21,848	21,848		---
(Decrease) in accounts payable	(331,949)	(331,949)		---
(Decrease) in deferred taxes	(36,000)	(101,716)		(65,716)	(c)
(Decrease) in other liabilities	(197,629)	(197,629)		---
Net cash provided by operating activities	$66,135	$66,135	$	---

(a) Increase in amortization of software license agreement from recognition of extinguishment of final installment as Other income and reduction of the economic life from 50 years to 10 years.
(b) Software license installment extinguishment reclassified as Other income instead of as an offset against the carrying value of the asset.
(c) Income tax effects of changes to the accounting for the software license agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report on Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We identify forward-looking statements in this report by using words or phrases such as “anticipate,”“believe,”“estimate,”“expect,”“intend,”“may be,”“objective,”“plan,”“predict,”“project,” and “will be” and similar words or phrases, or the negative thereof. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) As of June 30, 2002, our current liabilities exceeded our current assets by $4,233,094 and our auditors included a “going concern” footnote in our audited financial statements for our last fiscal year ended December 31, 2001, (ii) we are currently in arrears in the payment of approximately $237,000 of payroll taxes, (iii) the outcome of our pending litigation with The Zondervan Corporation, (iv) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (v) our ability to meet ongoing royalty payments owed, (vi) our ability to sustain sales of major product lines notwithstanding the removal of certain highly acknowledged and popular content, (vii) our dependence on third parties to fulfill a significant portion of our orders, (viii) uncertainties involved in our ability to introduce new products, (ix) our ability to retain key executives and other personnel, (x) product returns exceed reserves, (xi) potential infringement of the intellectual property rights of others, and (xii) general economic conditions as well as the other risks identified under the Section entitled “CAUTIONARY STATEMENTS AND RISK FACTORS” in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. Readers are encouraged to carefully review the risk factors contained therein.

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

Our business plan is focused on fulfilling our objective of becoming the premier provider of Bible study and related software products and content to the domestic and international markets, through both acquiring established companies and ongoing internal development of new products and expanded content of existing products. Our religious software titles are divided among six categories: (i) QuickVerse/Bible Study, (ii) Financial/Office Management Products for Churches and other Christian Faith-Based Ministries, (iii) Print & Graphic Products, (iv) Pastoral Products, (v) Children’s Products, and (vi) Language Tutorial Products.

At the retail level, we sell our software products to thousands of retail stores across the United States, many of which are members of the Christian Bookseller’s Association (“CBA”). These stores vary from small, family-owned Christian bookstores to large chain bookstores such as LifeWay Christian Stores, Family Christian Stores and Berean Christian Stores. We face the continuing challenge of reaching these stores on a consistent basis to keep them informed of new releases, promotional offers, etc. In addition to advertising in trade publications and maintaining visibility at CBA trade shows and events, we believe that it is critical to be in direct personal contact with each customer routinely in order to maintain or increase our market position. Towards that end, our sales representatives are expected to contact each of our customers as well as each of the 3,500 independent stores, some of which are not yet our customers, at least once each calendar quarter and present them with the latest in our products and promotions. We believe our personalized approach to marketing provides us with an edge over our competition, which we believe rely predominantly on advertising to maintain and develop their relations with CBA customers.

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

We are also marketing our products directly to the consumer through catalog, email and other direct offerings. In the past, we utilized the strength of TLC direct marketing and sales force. We are currently experimenting with various direct marketing organizations and expanding our efforts internally. We anticipate an increase during the upcoming year in our direct marketing sales initiatives.

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

We continue to aggressively pursue our objective of becoming the premier provider of Bible study and related products and content to the domestic and international markets, and to explore additional technologies, products and services that are complementary to the affinity group we already serve. We have developed two (2) enhanced releases of our flagship product, QuickVerse, one (1) new product targeted mainly to the secular market, QuickVerse Essentials, and two (2) enhanced releases of our top financial and data management product, Membership Plus with a new significant product release targeted for September 2002. In October 2001, we released the Complete Bible Resource Library, a software program that contains Bible translations, Bible reference tools, multimedia programs, Christian clip-art images and interactive children’s games. We also added distributorships for ItsDeductible, a software program that determines and tracks the proper fair market value of item donations; CJ’s Closet, a children’s software program of interactive adventures with Biblical themes; and The Holy Land Experience, a multi-media software program containing interactive maps, photographs, educational video lessons, and more bringing the ancient land to life. These distributorships were cancelled in January 2002 as we narrowed our focus to our own core products. We are currently researching new opportunities in technology for our existing software titles and expanding our financial product line.

RESULTS OF OPERATIONS

Our software products have a significant seasonality to their revenues. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally expected to be the weakest generating only about 33% of our annual sales.

Our earnings before interest, taxes, depreciation, and amortization (EBITDA) increased approximately $4,431,000 from a loss of approximately $3,217,000 for the three months ended June 30, 2001 to income of approximately $1,214,000 for the three months ended June 30, 2002 and increased approximately $4,796,000 from a loss of approximately $3,390,000 for the six months ended June 30, 2001 to income of approximately $1,406,000 for the six months ended June 30, 2002. The income for the three and six months ended June 30, 2002 includes $147,294 in non-cash expenses related to 5,891,760 restricted common shares issued to employees and directors as an incentive and retention bonus program. This increase is directly attributable to changing our sales focus and making several cost savings decisions. We changed our focus to concentrate on upgrade sales and non-royalty sales direct to the end user. We also reduced our workforce by approximately 50% in November of 2001, closed our sales office in Cedar Rapids, Iowa, and increased our profit margin by focusing on the upgrade and direct sales aspect of our business. In addition, we released Membership Plus Deluxe, version 7 in May 2002. Finally, we recognized $2,391,000 in bad debt expense during the three months ended June 30, 2001. We plan to continue increasing the direct sales portion of our business as a percentage of our total sales.

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

Gross revenues increased approximately $522,000 from $692,618 for the three months ended June 30, 2001 to $1,214,944 for the three months ended June 30, 2002, and increased approximately $120,000 from $2,096,460 for the six months ended June 30, 2001 to $2,216,206 for the six months ended June 30, 2002. Such increase was partially due to the Company’s introduction of a new release of Membership Plus during the second quarter of 2002.

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

SALES, GENERAL AND ADMINISTRATIVE

Sales expenses increased approximately $154,000 from $177,609 for the three months ended June 30, 2001 to $234,087 for the three months ended June 30, 2002 and increased approximately $940,000 from $324,880 for the six months ended June 30, 2001 to $418,611 for the six months ended June 30, 2002. The increase is primarily due to an increase in commissions paid to the telemarketing firm we use for our direct sales. TLC handled direct sales almost entirely during the first quarter of 2001. We anticipate sales commissions will increase in future quarters as we continue to expand our direct sales efforts. In addition, we began providing our own technical support in April 2001 effectively lowering the matching of future technical support costs related to sales from the current year period. Prior to that point, the Company operated under an agreement with TLC whereby TLC provided technical support and billed FindEx based on the monthly number of technical support calls and emails received. It is anticipated that future technical support costs will remain lower, on a per instance basis, than that provided by TLC. We also anticipate that our advertising costs will increase in relation to our revenue growth.

Personnel costs decreased approximately $11,000 from $394,908 for the three months ended June 30, 2001 to $383,775 for the three months ended June 30, 2002 and decreased approximately $102,000 from $774,033 for the six months ended June 30, 2001 to $671,939 for the six months ended June 30, 2002 primarily from a reduction in staff. As indicated above, personnel costs for the three and six months ended June 30, 2002 include $147,294 in non-cash expenses related to 5,891,760 restricted common shares issued to employees and directors as an incentive and retention bonus program. Part of the decrease in 2002 can be attributed to capitalization of software development costs pursuant to SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Also included in the net decrease in personnel costs is a 116% increase in employee benefits. This increase was partially offset by changes in our benefit providers and the benefit packages we offer to our employees. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the technical support and direct marketing staff. Investor services decreased approximately $203,000 and $238,000 for the three and six months ended June 30, 2002, respectively, as compared to the same periods in the prior year, as we did not renew our investor services contract. Legal costs decreased approximately $111,000 and $216,000, respectively, as we dealt with fewer legal disputes during the three and six months ended June 30, 2002. It is anticipated that legal costs will be higher in future quarters as we continue to work through the disputes with Zondervan and TLC.

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

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. Because of this uncertainty, we have recorded a valuation allowance to offset the net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the software license agreement. We currently have net operating loss carryforwards, for income tax purposes, of approximately $9,790,000. The carryforwards are the result of income tax losses generated in 1996 ($50,000 expiring in 2011), 1997 ($77,000 expiring in 2012), 1998 ($54,000 expiring in 2018), 2000 ($4,418,000 expiring in 2020) and 2001 ($5,191,000 expiring in 2021). We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $490,000 to fully utilize the current loss carryforwards. We believe this is achievable through continued careful expense management and introduction of new products and enhanced Versions of our existing products. In addition, the deductions currently taken for license agreement payments will expire within the next year and taxable income will be greater than income for financial reporting purposes.

Management expects the deductible temporary differences (reserves) to reverse sometime beyond the next fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our purchase of the Parsons Church Division primarily through operations. Since inception, we have raised approximately $2,250,000 in net proceeds from equity financings to fund acquisition and working capital needs.

As of June 30, 2002, FindEx had $987,693 in current assets, $5,220,787 in current liabilities and a retained deficit of $8,729,057. These factors continue to create an uncertainty about our ability to continue as a going concern. We had net income of $1,086,327 and $1,174,751 for the three and six months ended June 30, 2002, respectively.

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

As discussed above, we are currently involved in court-ordered mediation in connection with Zondervan’s claim for $1,300,000 in unpaid royalties, which amount we are disputing. Depending on the timing of, and the period over which it would be required to be paid by us, any judgment for money damages in excess of $50,000 in this proceeding would have a material adverse effect on our business, operations, financial condition and ability to operate as a going concern.

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

FINDEX.COM, INC.

Date: September 29, 2005	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: September 29, 2005	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer