Form 10QSB/A
period 2002-09-30
FINDEX COM INC
filed 2005-09-29
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

Explanatory Note

We are filing this Amendment Number 1 to our Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2002 to restate our financial statements for the quarter then ended to reflect certain issues identified during a regulatory review of our financial statements associated with a certain registration statement filed with the SEC on November 22, 2004 on Form SB-2 and which is pending effectiveness as of the date of this filing of Amendment Number 1 to Form 10-QSB for the quarter ended September 30, 2002. There was no net effect on either cash provided or used by operating activities, cash used by investing activities or cash provided or used by financing activities as a result of the corrections to the financial statements for the period covered by the report.

In June 1999 we entered into a certain license agreement with Parsons Technology, Inc. to manufacture, distribute and sell a variety of software titles, including QuickVerse®and Membership Plus®, by far our two largest selling titles. During the three months ended June 30, 2002, we offset the remaining unpaid installment under the 1999 license ($1,051,785) against the carrying amount of the license in accordance with the terms of a then tentative settlement agreement with The Learning Company (“TLC”), the licensor-assignee at the time. Although paragraph 6 of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which guides the recognition and measurement of intangible assets, provides that the measurement of an asset in which the consideration given is cash is measured by the amount of cash paid, our management has since concluded that too much time had elapsed between the date of the 1999 license and the date of the tentative settlement agreement for such an offset to be appropriate. Therefore, we have recognized the extinguishment of the liability owed to TLC as income in the condensed consolidated statement of operations for the period covered by this report. We have restated our condensed consolidated balance sheet as of September 30, 2002 and our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and nine months then ended.

Also during the three months ended June 30, 2002, we extended the estimated life of the 1999 license from 10 years to 50 years in accordance with the terms of the tentative settlement agreement. Although the 1999 license, as amended, provides for our unlimited and exclusive use of the trademarks related to the licensed products, and our management has assessed the useful life of the 1999 license as indefinite (though limited under the applicable contractual provisions to 50 years) based on the estimated future direct or indirect cash flows from the license, as provided by paragraphs 11 and 53 of SFAS No. 142, Goodwill and Other Intangible Assets, our management has since concluded that a 10 year life is appropriate based, among other reasons, on our going concern qualification. We have restated our condensed consolidated balance sheet as of September 30, 2002 and our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and nine months then ended.

Finally, we had previously and erroneously, included rebates in sales and marketing expenses. The more appropriate presentation should have been, and is now, as a reduction to revenue, as provided by EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). As provided by paragraph 12 of EITF 01-09, comparative periods presented for the three and nine months ended September 30, 2001 have been reclassified to conform with the 2002 presentation.

A discussion of the restatement for the quarter ended September 30, 2002 is included in Note 13 of the condensed consolidated financial statements included in this Amendment Number 1 to Form 10-QSB for the quarter ended September 30, 2002. Changes have also been made to the following items as a result of the restatement:

Part I Item 1  Financial Statements.
        Item 2 Management’s Discussion and Analysis of Financial Condition or Plan of Operations.

This Amendment Number 1 to Form 10-QSB for the quarter ended September 30, 2002 does not otherwise change or update the disclosures set forth in the Form 10-QSB as originally filed and does not otherwise reflect events occurring after the filing of the Form 10-QSB. For a description of our business and the risks related to our business, please see our Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

-i-

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	(Restated)	(Restated)
	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$24,405	$7,140
Accounts receivable, trade	306,690	460,170
Inventory	533,357	646,246
Other current assets	34,657	21,468
Total current assets	899,109	1,135,024
Property and equipment, net	102,100	92,185
Software license, net	3,398,674	3,776,306
Other assets	20,298	12,558
Total assets	$4,420,181	$5,016,073

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$749,999	$749,000
License fees payable	---	1,051,785
Accrued royalties	2,091,422	2,082,694
Accounts payable, trade	1,034,541	1,422,573
Current maturities of long-term notes payable	55,877	---
Other current liabilities	1,248,542	1,490,462
Total current liabilities	5,180,381	6,796,514
Long-term note payable	63,726	71,322
Non-current deferred taxes	994,469	1,147,043
Commitments and contingencies
Stockholders’ equity:
Preferred stock	51	51
Common stock	19,575	11,231
Paid-in capital	7,016,308	6,893,720
Retained (deficit)	(8,854,329)	(9,903,808)
Total stockholders’ equity	(1,818,395)	(2,998,806)
Total liabilities and stockholders’ equity	$4,420,181	$5,016,073

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three and Nine Months Ended September 30

	Three Months		Nine Months
	2002	2001	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues, net of reserves and allowances	$873,813	$465,713	$2,931,792	$1,980,466
Cost of sales	245,656	164,879	584,497	804,608
Gross profit	628,157	300,834	2,347,295	1,175,858
Operating expenses:
Sales and marketing	202,383	159,374	620,994	486,630
General and administrative	436,868	516,514	1,383,640	2,066,058
Bad debt expense	---	---	---	2,391,000
Depreciation and amortization	139,951	133,346	408,353	401,404
Total operating expenses	779,202	809,234	2,412,987	5,345,092
Earnings (loss) from operations	(151,045)	(508,400)	(65,692)	(4,169,234)
Other income	191	150	1,051,976	2,791
Other expenses, net	(25,276)	(27,467)	(89,379)	(48,166)
Income (loss) before income taxes	(176,130)	(535,717)	896,905	(4,214,609)
Provision for income taxes	50,858	102,027	152,574	851,479
Net income (loss)	$(125,272)	$(433,690)	1,049,479	(3,363,130)
Retained earnings (deficit) at beginning of year			(9,903,808)	(2,299,256)
Preferred series A common stock dividend			---	(4,200)
Retained earnings (deficit) at end of period			$(8,854,329)	$(5,666,586)

Net earnings (loss) per share:
Basic	$(0.01)	$(0.04)	$0.06	$(0.32)
Diluted	$(0.01)	$(0.04)	$0.06	$(0.32)

Weighted average shares outstanding:
Basic	19,430,789	10,656,341	16,891,916	10,585,742
Diluted	19,430,789	10,656,341	19,160,539	10,585,742

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2002	2001
	(Restated)	(Restated)

Cash flows from operating activities:
Cash received from customers	$2,928,098	$2,769,535
Cash paid to suppliers and employees	(2,755,439)	(2,786,032)
Other operating activities, net	(42,606)	(45,378)
Net cash provided (used) by operating activities	130,053	(61,875)
Cash flows from investing activities:
Acquisition of property and equipment	(43,581)	(14,243)
Other investing activities, net	(4,660)	(15,600)
Net cash (used) by investing activities	(48,241)	(29,843)
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	(4,682)	32,708
Payments made on long-term notes payable	(34,865)	---
Refund on stock subscription	(25,000)	---
Proceeds from issuance of stock	---	15,000
Addition to license agreements	---	25,073
Net cash provided (used) by financing activities	(64,547)	72,781
Net increase (decrease) in cash and cash equivalents	17,265	(18,937)
Cash and cash equivalents, beginning of year	7,140	21,768
Cash and cash equivalents, end of period	$24,405	$2,831

Reconciliation of net income (loss) to cash flows from operating activities:
Net income (loss)	$1,049,479	$(3,363,130)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Stock and warrants issued for services	155,932	302,183
Provision for bad debts	---	2,391,000
Depreciation & amortization	408,353	401,404
Gain on disposal of property and equipment	(137)	---
Debt forgiveness	(1,051,785)	---
Change in assets and liabilities:
Decrease in accounts receivable	153,480	822,299
Decrease in inventories	112,889	114,902
(Increase) in refundable income taxes	---	(1,548)
(Increase) in prepaid expenses	(16,461)	(25,282)
Increase in accrued royalties	8,728	258,600
Increase (decrease) in accounts payable	(304,885)	383,736
(Decrease) in income taxes payable	---	(42,556)
(Decrease) in deferred taxes	(152,574)	(843,000)
(Decrease) in other liabilities	(232,966)	(460,483)
Net cash provided (used) by operating activities	$130,053	$(61,875)

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

NOTE 2 - SOFTWARE LICENSE AGREEMENT (Restated)

During the quarter ended June 30, 2002, the Company reclassified the remaining unpaid installment ($1,051,785) as debt extinguishment income in accordance with the terms of a tentative settlement agreement with TLC. In addition, the agreement called for the extension of the estimated life of the license from 10 years to 50 years. Management, however, has decided to retain the original 10 year life based on our going concern opinion. See Notes 9 and 13.

NOTE 3 - NOTES PAYABLE (Restated)

At September 30, 2002, notes payable consisted of the following:

Demand note payable to a corporation, with interest at 9%. Unsecured.	$650,000

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 666,667 restricted common shares.	33,333

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 666,667 restricted common shares.	33,333

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 666,667 restricted common shares.	33,333
$749,999

NOTE 4 - LONG-TERM NOTES PAYABLE

On January 31, 2002, the Company refinanced $154,468 of trade accounts payable by issuing a long-term note payable to a corporation. The term note is unsecured and due October 2004 in monthly installments of $5,285, including interest at 8%.

Principal maturities at September 30, 2002 are as follows:

September 30
2003	$55,877
2004	63,726
$119,603

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

NOTE 6 - INCOME TAXES (Restated)

The benefit for taxes on income for the three and nine months ended September 30 consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
		(Restated)				(Restated)
		2002		2001		2002		2001
Current:
Federal	$	---	$	---	$	---	$	---
State		---		(5,973)		---		8,479
		---		(5,973)		---		8,479
Deferred:
Federal		40,699		81,250		122,097		632,250
State		10,159		26,750		30,477		210,750
		50,858		108,000		152,574		843,000
Total tax benefit		$50,858		$102,027		$152,574		$851,479

NOTE 7 - EARNINGS PER COMMON SHARE (Restated)

Earnings per common share are computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options, assuming that the Company reinvested the proceeds to purchase additional shares at market value. A total of 6,092,200 and 3,808,200 potentially dilutive securities for the three and nine months ended September 30, 2002, respectively, and 4,237,200 potentially dilutive securities for the three and nine months ended September 30, 2001, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

The following table shows the amounts used in computing earnings per share and the effect on income (loss) and the average number of shares of dilutive potential common stock:

For the Three Months Ended September 30, 2001	Income (Loss) (Numerator)	Shares (Denominator)	Per-share Amount
Net Loss	$(433,690)
Less preferred stock dividends	(4,200)
Loss available to common stockholders-basic earnings per share	(437,890)	10,656,341	$(0.04)
Effect of Dilutive Securities
Options	---	---
Convertible notes payable	---	---
Convertible Preferred Series A	---	---
Convertible Preferred Series B	---	---
Warrants	---	---
Loss available to common stockholders-diluted earnings per share	$(437,890)	10,656,341	$(0.04)

For the Three Months Ended September 30, 2002	Income (Loss) (Numerator)	Shares (Denominator)	Per-share Amount
Net Loss (restated)	$(125,272)
Less preferred stock dividends	---
Loss available to common stockholders-basic earnings per share	(125,272)	19,430,789	$(0.01)
Effect of Dilutive Securities
Options	---	---
Convertible notes payable	---	---
Convertible Preferred Series A	---	---
Convertible Preferred Series B	---	---
Warrants	---	---
Loss available to common stockholders-diluted earnings per share	$(125,272)	19,430,789	$(0.01)

For the Nine Months Ended September 30, 2001	Income (Loss) (Numerator)	Shares (Denominator)	Per-share Amount
Net Loss	$(3,363,130)
Less preferred stock dividends	(4,200)
Loss available to common stockholders-basic earnings per share	(3,367,330)	10,585,742	$(0.32)
Effect of Dilutive Securities
Options	---	---
Convertible notes payable	---	---
Convertible Preferred Series A	---	---
Convertible Preferred Series B	---	---
Warrants	---	---
Income available to common stockholders-diluted earnings per share	$(3,367,330)	10,585,742	$(0.32)

For the Nine Months Ended September 30, 2002	Income (Loss) (Numerator)	Shares (Denominator)	Per-share Amount
Net Income (restated)	$1,049,479
Less preferred stock dividends	---
Income available to common stockholders-basic earnings per share	1,049,479	16,891,916	$0.06
Effect of Dilutive Securities
Options	---	---
Convertible notes payable	16,584	2,000,000
Convertible Preferred Series A	---	114,000
Convertible Preferred Series B	---	40,000
Warrants (restated)	---	114,623
Income available to common stockholders-diluted earnings per share	$1,066,063	19,160,539	$0.06

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company incurred the following non-cash investing and financing activities during the nine months ended September 30, 2002 and 2001, respectively:

	2002	2001
Common stock and warrants issued for services	$155,932	$302,183
Common stock dividend	---	4,200
Conversion of preferred stock to common stock	---	32

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

NOTE 13 - RESTATEMENT AND RECLASSIFICATION

The Company has restated its financial statements for the three and nine months ended September 30, 2002 to correct errors identified during a regulatory review of our financial statements with a certain registration statement filed with the SEC on November 22, 2004 on Form SB-2 and which is pending effectiveness as of the date of this filing of Amendment Number 1 to Form 10-QSB for the quarter ended September 30, 2002. There was no net effect on cash provided or used by operating activities, cash used by investing or cash provided or used by financing activities as a result of these errors.

During the three month period ended June 30, 2002, we erroneously offset the remaining unpaid installment ($1,051,785) against the carrying amount of the 1999 software license in accordance with the terms of the tentative settlement agreement with TLC, the licensor-assignee at the time. Although paragraph 6 of SFAS No. 141, Business Combinations, which guides the recognition and measurement of intangible assets, provides that the measurement of assets in which the consideration given is cash are measured by the amount of cash paid, our management believes that too much time had passed between the date of the agreement (June 1999) and the date of the tentative settlement (May 2002) for such an offset to be appropriate. The Company has recognized the extinguishment of the liability owed to TLC as income in the statement of operations. In accordance, we have restated the condensed consolidated balance sheet as of September 30, 2002 and the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and nine months then ended.

Also during the three month period ended June 30, 2002, we had erroneously extended the estimated life of the 1999 software license from 10 years to 50 years in accordance with the terms of the tentative settlement agreement with TLC. Although the 1999 software license provides for the unlimited and exclusive use of the trademarks related to the licensed products, and our management has assessed the useful life of the 1999 software license as indefinite, (though limited under the applicable contractual provisions to 50 years) based on the estimated future direct or indirect cash flows from the license, as provided by paragraphs 53 and 11 of SFAS No. 142, Goodwill and Other Intangible Assets, our management believes a 10 year life is appropriate based, among other reasons, on our going concern qualification. In accordance, we have restated the condensed consolidated balance sheet as of September 30, 2002 and the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and nine months then ended.

Finally, we had previously and erroneously, included rebates in sales and marketing expenses. The more appropriate presentation should have been, and is now, as a reduction to revenue, as provided by EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). As provided by paragraph 12 of EITF 01-09, comparative periods presented for the three and nine months ended September 30, 2001 have been reclassified to conform with the 2002 presentation.

A summary of the effects of these changes is as follows:

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
September 30, 2002

	As Previously Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$24,405	$24,405	$	---
Accounts receivable, trade	306,690	306,690		---
Inventories	533,357	533,357		---
Other current assets	34,657	34,657		---
Total current assets	899,109	899,109		---
Property and equipment, net	102,100	102,100		---
Software license, net	2,571,145	3,398,674		827,529	(a)
Other assets	20,298	20,298		---
Total assets	$3,592,652	$4,420,181		$827,529

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$1,133,489	$1,034,541		$(98,948)	(b)
Notes payable	749,999	749,999		---
Accrued royalties	2,091,422	2,091,422		---
Accrued expenses	2,341,585	1,248,542		(1,093,043)	(c)
Current maturities of long-term debt	55,877	55,877		---
Total current liabilities	6,372,372	5,180,381		(1,191,991)
Long-term note payable	63,726	63,726		---
Deferred income taxes, net	---	994,469		994,469	(d)
Stockholders’ equity:
Preferred stock, $.001 par value	51	51		---
Common stock, $.001 par value	19,575	19,575		---
Paid-in capital	7,016,308	7,016,308		---
Retained (deficit)	(9,879,380)	(8,854,329)		1,025,051
Total stockholders’ equity	(2,843,446)	(1,818,395)		1,025,051
Total liabilities and stockholders’ equity	$3,592,652	$4,420,181		$827,529

(a) Increased by $1,051,785 reclassification of forgiven final installment payment and decreased by $224,256 additional amortization from reducing the estimated useful life from 50 years to 10 years.
(b) Decreased by $98,948 from 2000 overstatement of trade payable to third-party rebate processor.
(c) Decreased by $1,093,043 for reclassification of deferred income taxes as non-current.
(d) Increased by $994,469 for recalculation of deferred income taxes resulting from reclassification of forgiven final installment payment and additional amortization from reducing the estimated useful life of the software license.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2002

	As Previously Reported	As Restated	Change

Revenues, net of reserves and allowances	$2,932,466	$2,931,792	$(674)	(a)
Cost of sales	572,201	584,497	12,296	(b)
Gross profit	2,360,265	2,347,295	(12,970)
Operating expenses:
Sales and marketing	633,964	620,994	(12,970)
General and administrative	1,383,640	1,383,640	---
Depreciation and amortization	184,098	408,353	224,255	(c)
Total operating expenses	2,201,702	2,412,987	211,285
Earnings from operations	158,563	(65,692)	(224,255)
Other income	191	1,051,976	1,051,785	(d)
Other expenses, net	(89,379)	(89,379)	---
Income before income taxes	69,375	896,905	827,530
Provision for income taxes	54,000	152,574	98,574	(e)
Net income	$123,375	$1,049,479	$926,104

Net earnings per share:
Basic	$0.01	$0.06	$0.05
Diluted	$0.01	$0.06	$0.05

Weighted average shares outstanding:
Basic	16,891,916	16,891,916	---
Diluted	19,025,916	19,160,539	134,623

(a) Decrease from reclassification of rebates from sales and marketing.
(b) Increase from reclassification of fulfillment expenses from sales and marketing.
(c) Increase from reducing the estimated useful life of the software license from 50 years to 10 years.
(d) Increased by $1,051,785 reclassification of forgiven final installment payment.
(e) Increased from recalculation of deferred income taxes resulting from reclassification of forgiveness of final installment of the software license and reduction of the estimated useful life from 50 years to 10 years.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2002

	As Previously Reported	As Restated	Change

Revenues, net of reserves and allowances	$873,705	$873,813	$108	(a)
Cost of sales	233,360	245,656	12,296	(b)
Gross profit	640,345	628,157	(12,188)
Operating expenses:
Sales and marketing	214,571	202,383	(12,188)
General and administrative	436,868	436,868	---
Depreciation and amortization	27,518	139,951	112,433	(c)
Total operating expenses	678,957	779,202	100,245
Earnings (loss) from operations	(38,612)	(151,045)	(112,433)
Other income	191	191	---
Other expenses, net	(25,276)	(25,276)	---
Loss before income taxes	(63,697)	(176,130)	(112,433)
Provision for income taxes	18,000	50,858	32,858	(d)
Net loss	$(45,697)	$(125,272)	$(79,575)

Net earnings (loss) per share:
Basic	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	19,430,789	19,430,789	---
Diluted	19,430,789	19,430,789	---

(a) Increase from reclassification of rebate adjustment from sales and marketing.
(b) Increase from reclassification of fulfillment expenses from sales and marketing.
(c) Increase from reducing the estimated useful life of the software license from 50 years to 10 years.
(d) Increased from recalculation of deferred income taxes resulting from reclassification of forgiveness of final installment of the software license and reduction of the estimated useful life from 50 years to 10 years.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2001

	As Previously Reported	As Restated		Change

Revenues, net of reserves and allowances	$2,172,211	$1,980,466		$(191,745)	(a)
Cost of sales	804,608	804,608		---
Gross profit	1,367,603	1,175,858		(191,745)
Operating expenses:
Sales and marketing	678,375	486,630		(191,745)	(a)
General and administrative	2,066,058	2,066,058		---
Bad debt expense	2,391,000	2,391,000		---
Depreciation and amortization	401,404	401,404		---
Total operating expenses	5,536,837	5,345,092		(191,745)
Earnings (loss) from operations	(4,169,234)	(4,169,234)		---
Other income	2,791	2,791		---
Other expenses, net	(48,166)	(48,166)		---
Loss before income taxes	(4,214,609)	(4,214,609)		---
Provision for income taxes	851,479	851,479		---
Net loss	$(3,363,130)	$(3,363,130)	$	---

Net earnings(loss) per share:
Basic	$(0.32)	$(0.32)	$	---
Diluted	$(0.32)	$(0.32)	$	---

Weighted average shares outstanding:
Basic	10,585,742	10,585,742		---
Diluted	10,585,742	10,585,742		---

(a)Decrease from reclassification of rebates from sales and marketing.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2001

	As Previously Reported	As Restated		Change

Revenues, net of reserves and allowances	$465,713	$465,713	$	---
Cost of sales	164,879	164,879		---
Gross profit	300,834	300,834		---
Operating expenses:
Sales and marketing	159,374	159,374		---
General and administrative	516,514	516,514		---
Depreciation and amortization	133,346	133,346		---
Total operating expenses	809,234	809,234		---
Earnings (loss) from operations	(508,400)	(508,400)		---
Other income	150	150		---
Other expenses, net	(27,467)	(27,467)		---
Loss before income taxes	(535,717)	(535,717)		---
Provision for income taxes	102,027	102,027		---
Net loss	$(433,690)	$(433,690)	$	---

Net earnings (loss) per share:
Basic	$(0.04)	$(0.04)	$	---
Diluted	$(0.04)	$(0.04)	$	---

Weighted average shares outstanding:
Basic	10,656,341	10,656,341		---
Diluted	10,656,341	10,656,341		---

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002

	As Previously Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$2,928,098	$2,928,098	$	---
Cash paid to suppliers and employees	(2,755,439)	(2,755,439)		---
Interest paid	(42,660)	(42,660)		---
Interest received	54	54		---
Net cash provided by operating activities	130,053	130,053		---
Cash flows from investing activities:
Acquisition of property and equipment	(43,581)	(43,581)		---
Proceeds from sale of property and equipment	4,000	4,000		---
Deposits made	(6,208)	(6,208)		---
Website development costs	(2,452)	(2,452)		---
Net cash (used) by investing activities	(48,241)	(48,241)		---
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	(4,682)	(4,682)		---
Payments made on long-term notes payable	(34,865)	(34,865)		---
Refund on stock subscription	(25,000)	(25,000)		---
Net cash (used) by financing activities	(64,547)	(64,547)		---
Net increase in cash and cash equivalents	17,265	17,265		---
Cash and cash equivalents, beginning of year	7,140	7,140		---
Cash and cash equivalents, end of year	$24,405	$24,405	$	---

Reconciliation of net income to cash flows from operating activities:
Net income	$123,375	$1,049,479		$926,104
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock and warrants issued for services	155,932	155,932		---
Depreciation & amortization	184,098	408,353		224,255	(a)
Gain on disposal of property and equipment	(137)	(137)		---
Debt forgiveness	---	(1,051,785)		(1,051,785)	(b)
Change in assets and liabilities:
Decrease in accounts receivable	153,480	153,480		---
Decrease in inventories	112,889	112,889		---
Increase in prepaid expenses	(16,461)	(16,461)		---
Increase in accrued royalties	8,728	8,728		---
(Decrease) in accounts payable	(304,885)	(304,885)		---
(Decrease) in deferred taxes	(54,000)	(152,574)		(98,574)	(c)
(Decrease) in other liabilities	(232,966)	(232,966)		---
Net cash provided by operating activities	$130,053	$130,053	$	---

(a) Increase from reducing the estimated useful life of the software license from 50 years to 10 years.
(b) Increased by $1,051,785 reclassification of forgiven final installment payment.
(c) Increased from recalculation of deferred income taxes resulting from reclassification of forgiveness of final installment of the software license and reduction of the estimated useful life from 50 years to 10 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

Forward-Looking Statements

This report on Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We identify forward-looking statements in this report by using words or phrases such as “anticipate,”“believe,”“estimate,”“expect,”“intend,”“may be,”“objective,”“plan,”“predict,”“project,” and “will be” and similar words or phrases, or the negative thereof. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) As of September 30, 2002, our current liabilities exceeded our current assets by $4,281,272 and our auditors included a “going concern” footnote in our audited financial statements for our last fiscal year ended December 31, 2001, (ii) we are currently in arrears in the payment of approximately $230,000 of payroll taxes, (iii) the outcome of our pending litigation with The Zondervan Corporation, (iv) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (v) our ability to meet ongoing royalty payments owed, (vi) our ability to sustain sales of major product lines notwithstanding the removal of certain highly acknowledged and popular content, (vii) our dependence on third parties to fulfill a significant portion of our orders, (viii) uncertainties involved in our ability to introduce new products, (ix) our ability to retain key executives and other personnel, (x) product returns exceed reserves, (xi) potential infringement of the intellectual property rights of others, and (xii) general economic conditions as well as the other risks identified under the Section entitled “CAUTIONARY STATEMENTS AND RISK FACTORS” in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. Readers are encouraged to carefully review the risk factors contained therein.

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

Our net income increased approximately $309,000 from a net loss of approximately $434,000 for the three months ended September 30, 2001 to a net loss of approximately $125,000 for the three months ended September 30, 2002 and increased approximately $4,413,000 from a net loss of approximately $3,363,000 for the nine months ended September 30, 2001 to net income of approximately $1,050,000 for the nine months ended September 30, 2002. Our earnings before interest, taxes, depreciation, and amortization (EBITDA) increased approximately $364,000 from a loss of approximately $375,000 for the three months ended September 30, 2001 to a loss of approximately $11,000 for the three months ended September 30, 2002 and increased approximately $5,160,000 from a loss of approximately $3,765,000 for the nine months ended September 30, 2001 to income of approximately $1,395,000 for the nine months ended September 30, 2002. The income for the three and nine months ended September 30, 2002 includes $145,682 in non-cash expenses related to 5,827,280 restricted common shares issued to employees and directors as an incentive and retention bonus program. This increase in our net and our EBITDA is directly attributable to changing our sales focus and making several cost savings decisions. We changed our focus to concentrate on upgrade sales and non-royalty sales direct to the end user. We also reduced our workforce by approximately 50% in November of 2001, closed our sales office in Cedar Rapids, Iowa, and increased our profit margin by focusing on the upgrade and direct sales aspect of our business. In addition, we released Membership Plus Deluxe, version 7 in May 2002. Finally, we recognized $2,391,000 in bad debt expense during the three months ended September 30, 2001. We plan to continue increasing the direct sales portion of our business as a percentage of our total sales.

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

COST OF SALES

Cost of sales consists primarily of royalties to third-party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package, fulfill and ship the software products. The direct costs and manufacturing overhead decreased from 20.5% of gross revenues in 2001 to 15.5% of gross revenues in 2002. The decrease resulted directly from the sharp decrease in sales of boxed, retail products. Sales direct to the end user do not require the cost of a retail box nor the additional packaging and shipping materials. Royalties to third party providers of intellectual property also decreased from 9.9% of gross revenues in 2001 to 2.7% of gross revenues in 2002. The decrease in royalties reflects our focus on selling product upgrades and non-royalty titles. Upgrade sales, e.g. from QuickVerse version 6 to QuickVerse version 7, are subject to royalties only on the content additions of the upgraded version.

Software development costs, consisting primarily of direct and indirect labor and related overhead charges, capitalized during the three and nine months ended September 30, 2002 were $91,509 and $185,964, respectively. Accumulated amortization of these development costs included in cost of sales totaled $13,526 and $19,907 for the three and nine months ended September 30, 2002, respectively.

SALES, GENERAL AND ADMINISTRATIVE

Sales expenses increased approximately $43,000 from $159,374 for the three months ended September 30, 2001 to $202,383 for the three months ended September 30, 2002 and increased approximately $134,000 from $486,630 for the nine months ended September 30, 2001 to $620,994 for the nine months ended September 30, 2002. The increase is primarily due to an increase in commissions paid to the telemarketing firm we use for our direct sales. TLC handled direct sales almost entirely during the first quarter of 2001. We anticipate sales commissions will increase in future quarters as we continue to expand our direct sales efforts. In addition, we began providing our own technical support in April 2001 effectively lowering the matching of future technical support costs related to sales from the current year period. Prior to that point, the company operated under an agreement with TLC whereby TLC provided technical support and billed FindEx based on the monthly number of technical support calls and emails received. It is anticipated that future technical support costs will remain lower, on a per instance basis, than that provided by TLC. We also anticipate that our advertising costs will increase in relation to our revenue growth.

Personnel costs increased approximately $16,000 from $301,872 for the three months ended September 30, 2001 to $317,634 for the three months ended September 30, 2002 and decreased approximately $36,000 from $1,075,904 for the nine months ended September 30, 2001 to $1,040,213 for the nine months ended September 30, 2002 primarily from the capitalization of direct and indirect labor and related overhead charges as software development costs (see `Cost of Sales’ above). As indicated above, personnel costs for the three and nine months ended September 30, 2002 include $145,682 in non-cash expenses related to 5,827,280 restricted common shares issued to employees and directors as an incentive and retention bonus program. Also included in the net decrease in personnel costs for the nine months ended September 30 is a 13% increase in employee benefits. This increase was partially offset by changes in our benefit providers and the benefit packages we offer to our employees. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the technical support and direct marketing staff. Investor services decreased approximately $17,000 and $255,000 for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in the prior year, as we did not renew our investor services contract. Legal costs decreased approximately $32,000 and $204,000, respectively, as we dealt with fewer legal disputes during the three and nine months ended September 30, 2002. It is anticipated that legal costs will be higher in future quarters as we continue to work through the disputes with Zondervan and TLC, as well as those with Swartz.

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

As of September 30, 2002, FindEx had $899,109 in current assets, $5,180,381 in current liabilities and a retained deficit of $8,854,329. These factors continue to create an uncertainty about our ability to continue as a going concern. We had a net loss of $125,272 and net income of $1,049,479 for the three and nine months ended September 30, 2002, respectively.

Net cash provided by operating activities was $130,053 for the nine months ended September 30, 2002 and net cash used by operating activities was $61,875 for the nine months ended September 30, 2001. The increase in cash provided was primarily due to refocusing our sales efforts on direct sales. These sales are generally credit card sales and provide a much greater profit margin. This increase in cash from operating activities reflects a net decrease in trade accounts payable of approximately $305,000. The net decrease in trade accounts payable includes the refinancing of $154,468 as a long-term liability.

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

Threatened Litigation by Swartz Private Equity

On June 6, 2001, we entered into an Equity Line Investment Agreement (the “Equity Line Agreement”) with Swartz Private Equity, LLC (“Swartz”). In accordance with its terms, the Equity Line Agreement entitled us to issue and sell up (“Put”) to $15 million of our common stock to Swartz, subject to a formula based on our stock price and trading volume, from time to time over a three year period (the “Equity Line”) following the effectiveness of a shelf registration statement that we were to have filed in connection with this transaction (the “Equity Line Registration Statement”).

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

Although the Equity Line Agreement provided that it could be terminated by us at any time upon notice to Swartz, it also provided that, in the event of any such termination by us, we would be required to pay Swartz the greater of (i) the non-usage fee described above, or (ii) the difference between $150,000 and 10% of the value of the shares of common stock Put to Swartz during all Puts to date as of that time. Further, any such termination would not affect any other obligations we had under either the Equity Line Agreement or any related agreement. Among other related agreements, this included (i) a six-year warrant granted to Swartz by us to purchase 510,000 shares of our common stock at $0.23 per share, which warrant was issued as partial consideration for entering into the Equity Line Agreement (the “Commitment Warrant”), and (ii) a certain anti-dilution agreement that applied, among other things, to the Commitment Warrant (the “Warrant Anti-Dilution Agreement”).

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