Form 10QSB/A
period 2004-03-31
FINDEX COM INC
filed 2005-09-30
CIK 1089061

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 48,619,855 common shares as of September 29, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

Explanatory Note

We are filing this Amendment Number 1 to our Quarterly Report on Form 10-QSB for the three months ended March 31, 2004 to restate our financial statements for the quarter then ended to reflect certain issues identified during a regulatory review of our financial statements associated with a certain registration statement filed with the SEC on November 22, 2004 on Form SB-2 and which is pending effectiveness as of the date of this filing of Amendment Number 1 to Form 10-QSB for the quarter ended March 31, 2004. There was no net effect on either cash provided by operating activities, cash used by investing activities or cash used by financing activities as a result of the corrections to the financial statements for the period covered by this report. Our management and our board of directors have concluded that these restatements are necessary to reflect the following changes.

Revisions affecting our condensed consolidated statements of operations:

•
In June 1999 we entered into a certain software license agreement with Parsons Technology, Inc. to manufacture, distribute and sell a variety of software titles, including QuickVerse®and Membership Plus®, by far our two largest selling titles. During the quarter ended June 30, 2002, we reached a tentative settlement agreement in an arbitration arising out of the 1999 license with The Learning Company (“TLC”), the licensor-assignee at the time. The tentative settlement agreement forgave the final, unpaid installment due on the 1999 license and extended the term from 10 years to 50 years. We originally recorded the final, unpaid installment ($1,051,785) as an offset against the recorded historical cost of the 1999 license and recalculated the amortization based on this reduced amount and the extension of the useful life to 50 years. Although paragraph 6 of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which guides the recognition and measurement of intangible assets, provides that the measurement of an asset in which the consideration given is cash is measured by the amount of cash paid, our management has since concluded that too much time had elapsed between the date of the 1999 license and the date of the tentative settlement agreement for such an offset to be appropriate. Therefore, we have recognized the extinguishment of the liability owed to TLC as income in our consolidated statement of operations for the year ended December 31, 2002. This adjustment reduced our retained deficit at the year ended December 31, 2003 from that which was originally reported but had no effect on the condensed consolidated statements of operations or consolidated statements of cash flows for the period ended March 31, 2004.

•
During the quarter ended December 31, 2003, we reached a final settlement agreement in a second dispute arising out of the 1999 license with Zondervan and TLC. This final settlement extended the life of the 1999 license, and the trademarks included therein, indefinitely. We originally reassessed the useful life of the 1999 license to be indefinite, based on the guidelines provided by paragraphs 11 and 53 of SFAS No. 142, Goodwill and Other Intangible Assets. Our management has since concluded a 10 year life is appropriate based on our going concern opinion for the years ended December 31, 2002 and 2003. Therefore, we have restored the estimated economic useful life to the original 10 years and have recalculated annual amortization accordingly. This adjustment increased the retained deficit at December 31, 2003 (for the prior years’ amortization and related income tax effects) and decreased net income for the three months ended March 31, 2004. There was no net effect on our consolidated statements of cash flows for the three months ended March 31, 2003 and 2004, respectively.

Revisions resulting in reclassifications or clarification with no net effect on our condensed consolidated statements of operations:

•
During the year ended December 31, 2003, we decided to no longer provide support for and to destroy all remaining inventory of certain of our. We originally recorded this as a non-recurring item in the “Other income (expense)” section of our consolidated statements of operations for the year ended December 31, 2003. We have revised our condensed consolidated statement of operations for the three months ended March 31, 2003 to reflect this obsolete inventory in the “Cost of Sales” section.

•
During the three months ended March 31, 2004, and as a direct result of the final settlement agreement with Zondervan and TLC, we wrote-off certain inventory containing Zondervan-owned content. Though not technologically obsolete, we were unable to sell the inventory under the final settlement agreement. We originally recorded this event as a non-recurring item in the “Other income (expense)” section of our condensed consolidated statement of operations. We have revised our condensed consolidated statement of operations for the three months ended March 31, 2004 to reflect this inventory adjustment in “Cost of Sales” section.

-i-

•
We had previously and erroneously treated our 2004 rebates reserve adjustment as an expense recovery in operating expenses. The more appropriate presentation should have been, and is now, as an adjustment to revenue, as provided by EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

•
Rebates payable to a third-party processor were overstated on our consolidated financial statements for the year ended December 31, 2000. We discovered this error during the preparation of our condensed consolidated financial statements for the three months ended March 31, 2004. We originally recorded the error correction as an adjustment to the beginning retained earnings of the year ended December 31, 2003 on our Forms 10-QSB and 10-KSB for the year ended December 31, 2004. We have revised our consolidated statement of operations for the year ended December 31, 2000 to reflect an adjustment to revenue and reported the correction on our Form 10-KSB/A for the year then ended. This revision had no net effect on the net income (loss) for the three months ended March 31, 2004 and 2003 or retained earnings (deficit) at March 31, 2004 and 2003.

•
We also have reclassified various other expense items in our condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003 to conform with the presentation in our consolidated statements of operations for the years ended December 31, 2004 and 2003, respectively. There was no net effect on net income from these reclassifications for the three months ended March 31, 2004 and 2003, respectively.

A discussion of the restatement for the quarter ended March 31, 2004 is included in Note 11 of the condensed consolidated financial statements included in this Amendment Number 1 to Form 10-QSB for the quarter ended March 31, 2004. Changes have also been made to the following items as a result of the restatement:

Part I Item 1  Financial Statements.
           Item 2 Management’s Discussion and Analysis of Financial Condition or Plan of Operations.

This Amendment Number 1 to Form 10-QSB for the quarter ended March 31, 2004 does not otherwise change or update the disclosures set forth in the Form 10-QSB as originally filed and does not otherwise reflect events occurring after the filing of the form 10-QSB. For a description of our business and the risks related to our business, see our Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

-ii-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2004	March 31, 2003
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$30,584	$1,508
Accounts receivable, trade	443,781	208,325
Inventory	173,000	315,200
Other current assets	23,670	39,448
Total current assets	671,035	564,481
Property and equipment, net	69,703	86,263
Software license, net	2,643,413	3,146,921
Software development, net	506,121	306,155
Restricted cash	100,354	38,636
Other assets	68,818	39,495
Total assets	$4,059,444	$4,181,951

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$89,999	$749,999
Accrued royalties	1,398,570	2,132,263
Accounts payable, trade	737,358	912,741
Current maturities of long-term notes payable	128,344	58,125
Other current liabilities	939,563	1,161,729
Total current liabilities	3,293,834	5,014,857
Long-term note payable	54,612	34,069
Non-current deferred taxes	747,464	886,998
Commitments and contingencies
Stockholders’ equity:
Preferred stock	51	51
Common stock	21,011	19,811
Paid-in capital	7,080,629	7,029,079
Retained (deficit)	(7,138,157)	(8,802,914)
Total stockholders’ equity	(36,466)	(1,753,973)
Total liabilities and stockholders’ equity	$4,059,444	$4,181,951

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31	2004		2003
	(Restated)		(Restated)

Revenues, net of reserves and allowances	$1,566,393		$1,068,841
Cost of sales	468,659		298,821
Gross profit	1,097,734		770,020
Operating expenses:
Sales and marketing	242,599		178,685
General and administrative	555,679		469,806
Bad debts	2,500		---
Depreciation and amortization	135,452		137,100
Total operating expenses	936,230		785,591
Earnings (loss) from operations	161,504		(15,571)
Other income	---		989
Other expenses, net	(14,330)		(14,801)
Income (loss) before income taxes	147,174		(29,383)
Provision for income taxes	(30,311)		56,616
Net income	116,863		27,233
Retained (deficit) at beginning of year	(7,255,020)		(8,830,147)
Retained (deficit) at end of period	$(7,138,157)		$(8,802,914)

Net earnings per share:
Basic	$0.01	$	---
Diluted	$0.01	$	---

Weighted average shares outstanding:
Basic	21,011,438		19,811,437
Diluted	23,090,892		22,047,255

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Cash received from customers	$1,450,002	$1,084,519
Cash paid to suppliers and employees	(1,353,784)	(1,029,165)
Other operating activities, net	(13,921)	29,648
Net cash provided by operating activities	82,297	85,002
Cash flows from investing activities:
Acquisition of property and equipment	(13,674)	(3,820)
Software development costs	(73,628)	(66,075)
Website development costs	(4,516)	(11,054)
Deposits made	(484)	(500)
Net cash (used) by investing activities	(92,302)	(81,449)
Cash flows from financing activities:
Proceeds from line of credit, net	16,605	11,790
Payments made on long-term notes payable	(17,684)	(13,850)
Net cash (used) by financing activities	(1,079)	(2,060)
Net increase (decrease) in cash and cash equivalents	(11,084)	1,493
Cash and cash equivalents, beginning of year	41,668	15
Cash and cash equivalents, end of period	$30,584	$1,508

Reconciliation of net income to cash flows from operating activities:
Net income	$116,863	$27,233
Adjustments to reconcile net income to net cash
provided by operating activities:
Software development costs amortized	152,213	40,422
Provision for bad debts	2,500	---
Depreciation and amortization	135,452	137,100
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(80,478)	19,916
Decrease in inventories	99,600	101,500
Decrease in refundable income taxes	---	29,148
(Increase) decrease in prepaid expenses	(1,750)	18,102
Increase (decrease) in accrued royalties	(100,436)	1,650
(Decrease) in accounts payable	(251,996)	(158,822)
Increase (decrease) in deferred taxes	30,311	(56,616)
(Decrease) in other liabilities	(19,982)	(74,631)
Net cash provided by operating activities	$82,297	$85,002

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

NOTE 2 - INVENTORIES (Restated)

At March 31, 2004 and 2003, inventories consisted of the following:

	2004	2003
Raw materials	$67,000	$93,000
Finished goods	106,000	222,200
	$173,000	$315,200

During the three months ended March 31, 2004 and 2003, we wrote-off obsolete inventory with a carried cost totaling $31,892 and $31,892, respectively. This has been included in cost of sales.

NOTE 3 - NOTES PAYABLE (Restated)

At March 31, 2004 and 2003, notes payable consisted of the following:

		2004	2003
Unsecured demand note payable to a corporation, with interest at 9%.	$	---	$650,000

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 666,667 restricted common shares.		33,333	33,333

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 666,667 restricted common shares.		33,333	33,333

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 466,666 restricted common shares.		23,333	33,333
		$89,999	$749,999

NOTE 4 - LONG-TERM NOTES PAYABLE

At March 31, 2004 and 2003, long-term notes payable consisted of the following:

	2004	2003
Unsecured term note payable to a corporation due October 2004 in monthly installments of $5,285, including interest at 8%.	$53,975	$92,194
Term note payable to a corporation due December 2005 in monthly installments of $6,833, including interest at 8%. Secured by inventory.	128,981	---
	182,956	92,194
Less current maturities	128,344	58,125
	$54,612	$34,069

Principal maturities at March 31, 2004 are as follows:

2005	$128,344
2006	54,612
$182,956

NOTE 5 - INCOME TAXES (Restated)

The provision for taxes on income for the three months ended March 31 consisted of the following:

		2004		2003
Current:
Federal	$	---	$	---
State		---		---
		---		---
Deferred:
Federal		(25,001)		46,304
State		(5,310)		10,312
		(30,311)		56,616
Total tax (expense) benefit		$(30,311)		$56,616

NOTE 6 - EARNINGS PER COMMON SHARE (Restated)

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

The following table shows the amounts used in computing earnings per share and the effect on income (loss) and the average number of shares of dilutive potential common stock:

Three months ended March 31	2004	2003
Net Income	$116,863	$27,233
Preferred stock dividends	---	---
Net income available to common shareholders	$116,863	$27,233

Basic weighted average shares outstanding	21,011,438	19,811,437
Dilutive effect of:
Stock options	---	---
Convertible notes payable	1,800,000	2,000,000
Convertible preferred series A	114,000	114,000
Convertible preferred series B	40,000	40,000
Warrants	125,454	81,818
Diluted weighted average shares outstanding	23,090,892	22,047,255

Earnings per share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

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

The Company previously reached tentative settlement in a dispute with TLC over various provisions of several agreements, including the software license agreement. Disposition of this tentative settlement was contingent upon settlement of negotiations with The Zondervan Corporation.

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

NOTE 8 - RISKS AND UNCERTAINTIES

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

NOTE 10 - SUBSEQUENT EVENTS

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

NOTE 11 - RESTATEMENT AND RECLASSIFICATION

We have restated our financial statements for the three months ended March 31, 2004 to reflect issues identified during a regulatory review of our financial statements associated with a registration statement filing on Form SB-2 that is pending effectiveness as of the date of this 10-QSB/A filing. Management and the board of directors concluded these restatements were necessary to reflect the changes described below.

Revisions affecting the condensed consolidated statements of operations:

•
During the quarter ended June 30, 2002, we reached a tentative settlement agreement in our arbitration with TLC. The tentative settlement agreement forgave the final, unpaid installment due on the 1999 Software License Agreement (“SLA”) and extended the SLA term from 10 years to 50 years. We originally recorded the final, unpaid installment ($1,051,785) of the SLA as an offset against the recorded historical cost of the SLA and recalculated the amortization based on this reduced amount and the extension of the useful life to 50 years. Although paragraph 6 of SFAS No. 141, Business Combinations, which guides the recognition and measurement of intangible assets, provides that the measurement of assets in which the consideration given is cash are measured by the amount of cash paid, our management has since concluded that too much time had passed between the date of the 1999 license (June 1999) and the date of the tentative settlement agreement (May 2002) for such an offset to be appropriate. Therefore, we recognized the extinguishment of the liability owed to TLC as income in the consolidated statement of operations for the year ended December 31, 2002. This adjustment reduced the retained deficit at December 31, 2003 from that originally reported and had no effect on the condensed consolidated statements of operations or consolidated statements of cash flows for the period ended March 31, 2004.

•
During the quarter ended December 31, 2003, we reached a final settlement agreement in our dispute with Zondervan and TLC. This final settlement extended the life of the SLA, and the trademarks included therein, indefinitely. We originally reassessed the useful life of the SLA to be indefinite, based on the guidelines provided by paragraphs 11 and 53 of SFAS No. 142, Goodwill and Other Intangible Assets. Our management has since concluded a 10 year life is appropriate based on our going concern opinion for 2002 and 2003. Therefore, we restored the estimated economic useful life to the original 10 years and have recalculated annual amortization accordingly. This adjustment increased the retained deficit at December 31, 2003 (for the prior years’ amortization and related income tax effects) and decreased net income for the three months ended March 31, 2004. There was no net effect on the consolidated statements of cash flows for the three months ended March 31, 2003 and 2004, respectively.

Revisions resulting in reclassifications or clarification with no net effect on the condensed consolidated statements of operations:

•
During the year ended December 31, 2003, we made the decision to no longer provide support for certain of our products and destroyed all remaining inventory of those products. We originally recorded this as a non-recurring item in the “Other income (expense)” section of the consolidated statements of operations. We revised the condensed consolidated statement of operations for the three months ended March 31, 2003 to reflect this obsolete inventory in cost of sales.

•
During the three months ended March 31, 2004, and as a direct result of the settlement with Zondervan and TLC, we wrote-off inventory containing content from Zondervan. Though not technologically obsolete, we were unable to sell the inventory under the terms of the settlement. We originally recorded this as a non-recurring item in the “Other income (expense)” section of the condensed consolidated statement of operations. The revised condensed consolidated statement of operations for the three months ended March 31, 2004 reflects this inventory adjustment in cost of sales.

•
We had previously and erroneously treated the 2004 rebates reserve adjustment as an expense recovery in operating expenses. The more appropriate presentation should have been, and is now, an adjustment to revenue, as provided by EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

•
Rebates payable to a third-party processor were overstated on the consolidated financial statements for the year ended December 31, 2000. We discovered the error during the preparation of our condensed consolidated financial statements for the three months ended March 31, 2004. We originally recorded the error correction as an adjustment to the beginning retained earnings of the year ended December 31, 2003 on the 2004 quarterly and annual filings. We revised the consolidated statement of operations for the year ended December 31, 2000 to reflect an adjustment to revenue and reported the correction on Form 10-KSB/A for the year then ended. This revision had no net effect on the net income for the three months ended March 31, 2004 and 2003 or retained earnings (deficit) at March 31, 2004 and 2003.

•
We also reclassified various other expense items in the condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003 to conform to the presentation in the statements of operations for the years ended December 31, 2004 and 2003. There was no net effect on net income from these reclassifications for the three months ended March 31, 2004 and 2003.

A summary of the effects of these changes is as follows:

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2004
(Unaudited)

	As Originally Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$130,938	$30,584		$(100,354)	(a)
Accounts receivable, trade	443,781	443,781		---
Inventory	173,000	173,000		---
Other current assets	23,670	23,670		---
Total current assets	771,389	671,035		(100,354)
Property and equipment, net	69,703	69,703		---
Software license, net	2,513,158	2,643,413		130,255	(b)
Software development, net	506,121	506,121		---
Restricted cash	---	100,354		100,354	(a)
Other assets	68,818	68,818		---
Total assets	$3,929,189	$4,059,444		$130,255

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$89,999	$89,999	$	---
Accrued royalties	1,398,570	1,398,570		---
Accounts payable, trade	737,358	737,358		---
Current maturities of long-term notes payable	128,344	128,344		---
Other current liabilities	939,563	939,563		---
Total current liabilities	3,293,834	3,293,834		---
Long-term note payable	54,612	54,612		---
Non-current deferred taxes	1,052,128	747,464		(304,664)	(c)
Commitments and contingencies
Stockholders’ equity:
Preferred stock	51	51		---
Common stock	21,011	21,011		---
Paid-in capital	7,080,629	7,080,629		---
Retained (deficit)	(7,573,076)	(7,138,157)		434,919
Total stockholders’ equity	(471,385)	(36,466)		434,919
Total liabilities and stockholders’ equity	$3,929,189	$4,059,444		$130,255

(a) Reclassification of restricted cash held by our merchant banker as non-current asset.
(b) Increase from reclassification of forgiven installment as income net of additional amortization from returning the software license to a 10-year life from indefinite.
(c) Decrease from recalculation of deferred income taxes resulting from changes to the software license agreement accounting.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2003
(Unaudited)

	As Originally Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$40,144	$1,508		$(38,636)	(a)
Accounts receivable, trade	208,325	208,325		---
Inventory	315,200	315,200		---
Other current assets	39,448	39,448		---
Total current assets	603,117	564,481		(38,636)
Property and equipment, net	86,263	86,263		---
Software license, net	2,543,646	3,146,921		603,275	(b)
Software development, net	306,155	306,155		---
Restricted cash	---	38,636		38,636	(a)
Other assets	39,495	39,495		---
Total assets	$3,578,676	$4,181,951		$603,275

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$749,999	$749,999	$	---
Accrued royalties	2,132,263	2,132,263		---
Accounts payable, trade	1,011,688	912,741		(98,947)	(c)
Current maturities of long-term notes payable	58,125	58,125		---
Other current liabilities	1,161,729	1,161,729		---
Total current liabilities	5,113,804	5,014,857		(98,947)
Long-term note payable	34,069	34,069		---
Non-current deferred taxes	1,076,194	886,998		(189,196)	(d)
Commitments and contingencies
Stockholders’ equity:
Preferred stock	51	51		---
Common stock	19,811	19,811		---
Paid-in capital	7,029,079	7,029,079		---
Retained (deficit)	(9,694,332)	(8,802,914)		891,418
Total stockholders’ equity	(2,645,391)	(1,753,973)		891,418
Total liabilities and stockholders’ equity	$3,578,676	$4,181,951		$603,275

(a) Reclassification of restricted cash held by our merchant banker as non-current asset.
(b) Increase from reclassification of forgiven installment as income net of additional amortization from returning the software license to a 10-year life from indefinite.
(c) Decrease from correction of fiscal 2000 error.
(d) Decrease from recalculation of deferred income taxes resulting from changes to the software license agreement accounting.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2004
(Unaudited)

	As Originally Reported	As Restated		Change

Revenues, net of reserves and allowances	$1,537,264	$1,566,393		$29,129	(a)
Cost of sales	397,689	468,659		70,970	(b)
Gross profit	1,139,575	1,097,734		(41,841)
Operating expenses:
Sales and marketing	217,016	242,599		25,583	(c)
General and administrative	590,703	555,679		(35,024)	(d)
Nonrecurring items	32,396	---		(32,396)	(e)
Bad debts	2,500	2,500		---
Depreciation and amortization	9,575	135,452		125,877	(f)
Total operating expenses	852,190	936,230		84,040
Earnings from operations	287,385	161,504		(125,881)
Other income	---	---		---
Other expenses, net	(14,330)	(14,330)		---
Income before income taxes	273,055	147,174		(125,881)
Provision for income taxes	(800)	(30,311)		(29,511)	(g)
Net income	$272,255	$116,863		(155,392)

Net earnings per share:
Basic	$0.01	$0.01	$	---
Diluted	$0.01	$0.01	$	---

Weighted average shares outstanding:
Basic	21,011,438	21,011,438		---
Diluted	22,945,438	23,090,892		145,454	(h)

(a) Increase from reclassification of rebate reserve adjustment from Sales and marketing expenses and reclassification of cost of estimated returns to Cost of sales.
(b) Increase from reclassification of non-capitalized technical support wages from General and administrative expenses, reclassification of fulfillment costs from Sales and marketing expenses, reclassification of Inventory write down expense from operating expenses and decrease from reclassification of cost of estimated returns.

(c) Increase from reclassification of rebate reserve adjustment to Revenues and reclassification of fulfillment costs to Cost of sales.
(d) Decrease from reclassification of non-capitalized technical support wages to Cost of sales.
(e) Decrease from reclassification to Cost of sales.
(f) Increase from additional amortization of software license agreement from returning the economic useful life to 10 years.
(g) Increase from effects of additional amortization of the software license agreement.
(h) Increase from recalculation of potentially dilutive common stock warrants and correction of a math error.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2003
(Unaudited)

		As Originally Reported		As Restated		Change

Revenues, net of reserves and allowances		$1,062,366		$1,068,841		$6,475	(a)
Cost of sales		247,655		298,821		51,166	(b)
Gross profit		814,711		770,020		(44,691)
Operating expenses:
Sales and marketing		163,997		178,685		14,688	(c)
General and administrative		497,294		469,806		(27,488)	(d)
Nonrecurring items		31,892		---		(31,892)	(e)
Depreciation and amortization		24,972		137,100		112,128	(f)
Total operating expenses		718,155		785,591		67,436
Earnings (loss) from operations		96,556		(15,571)		(112,127)
Other income		989		989		---
Other expenses, net		(14,801)		(14,801)		---
Income (loss) before income taxes		82,744		(29,383)		(112,127)
Provision for income taxes		8,700		56,616		47,916	(g)
Net income		$91,444		$27,233		(64,211)

Net earnings per share:
Basic	$	---	$	---	$	---
Diluted	$	---	$	---	$	---

Weighted average shares outstanding:
Basic		19,811,437		19,811,437		---
Diluted		21,945,437		22,047,255		101,818	(h)

(a) Increase from reclassification of rebate reserve adjustment from Sales and marketing expenses and reclassification of cost of estimated returns to Cost of sales.
(b) Increase from reclassification of non-capitalized technical support wages from General and  administrative expenses, reclassification of fulfillment costs from Sales and marketing expenses, and reclassification of Inventory write down expense from operating expenses and decrease from reclassification of cost of estimated returns.

(c) Increase from reclassification of rebate reserve adjustment to Revenues and reclassification of fulfillment costs to Cost of sales.
(d) Decrease from reclassification of non-capitalized technical support wages to Cost of sales.
(e) Decrease from reclassification to Cost of sales.
(f) Increase from additional amortization of software license agreement from returning the economic useful life to 10 years.
(g) Increase from effects of additional amortization of the software license agreement.
(h) Increase from recalculation of potentially dilutive common stock warrants and correction of a math error.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004
(Unaudited)

	As Originally Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$1,481,382	$1,450,002		$(31,380)	(a)
Cash paid to suppliers and employees	(1,385,164)	(1,353,784)		31,380	(a)
Other operating activities, net	(13,921)	(13,921)		---
Net cash provided by operating activities	82,297	82,297		---
Cash flows from investing activities:
Acquisition of property and equipment	(13,674)	(13,674)		---
Software development costs	(73,628)	(73,628)		---
Website development costs	(4,516)	(4,516)		---
Deposits made	(484)	(484)		---
Net cash (used) by investing activities	(92,302)	(92,302)		---
Cash flows from financing activities:
Proceeds from line of credit, net	16,605	16,605		---
Payments made on long-term notes payable	(17,684)	(17,684)		---
Net cash (used) by financing activities	(1,079)	(1,079)		---
Net (decrease) in cash and cash equivalents	(11,084)	(11,084)		---
Cash and cash equivalents, beginning of year	142,022	41,668		(100,354)	(b)
Cash and cash equivalents, end of period	$130,938	$30,584		$(100,354)

Reconciliation of net income to cash flows from operating activities:
Net income	$272,255	$116,863		$(155,392)
Adjustments to reconcile net income to net cash
provided by operating activities:
Software development costs amortized	152,213	152,213		---
Provision for bad debts	2,500	2,500		---
Depreciation and amortization	9,575	135,452		125,877	(c)
Change in assets and liabilities:
(Increase) in accounts receivable	(80,478)	(80,478)		---
Decrease in inventories	99,600	99,600		---
(Increase) in prepaid expenses	(1,750)	(1,750)		---
(Decrease) in accrued royalties	(100,436)	(100,436)		---
(Decrease) in accounts payable	(251,996)	(251,996)		---
Increase in deferred taxes	800	30,311		29,511	(d)
(Decrease) in other liabilities	(19,986)	(19,982)		4	(e)
Net cash provided by operating activities	$82,297	$82,297	$	---

(a) Reclassified effects of change in deferred revenue from cash paid for liability to cash received.
(b) Reclassification of restricted cash held by our merchant banker as non-current asset.
(c) Increase from additional amortization of software license agreement from returning the economic useful life to 10 years.
(d) Increase from effects of additional amortization of the software license agreement.
(e) Rounding difference.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2003
(Unaudited)

	As Originally Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$1,080,633	$1,084,519		$3,886	(a)
Cash paid to suppliers and employees	(1,025,279)	(1,029,165)		(3,886)	(a)
Other operating activities, net	29,648	29,648		---
Net cash provided by operating activities	85,002	85,002		---
Cash flows from investing activities:
Acquisition of property and equipment	(3,820)	(3,820)		---
Software development costs	(66,075)	(66,075)		---
Website development costs	(11,054)	(11,054)		---
Deposits made	(500)	(500)		---
Net cash (used) by investing activities	(81,449)	(81,449)		---
Cash flows from financing activities:
Proceeds from line of credit, net	11,790	11,790		---
Payments made on long-term notes payable	(13,850)	(13,850)		---
Net cash (used) by financing activities	(2,060)	(2,060)		---
Net increase in cash and cash equivalents	1,493	1,493		---
Cash and cash equivalents, beginning of year	38,651	15		(38,636)	(b)
Cash and cash equivalents, end of period	$40,144	$1,508		$(38,636)

Reconciliation of net income to cash flows from operating activities:
Net income	$91,444	$27,233		$(64,211)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	24,972	137,100		112,128	(c)
Software development costs amortized	40,422	40,422		---
Change in assets and liabilities:
Decrease in accounts receivable	19,916	19,916		---
Decrease in inventories	101,500	101,500		---
Decrease in refundable income taxes	29,148	29,148		---
Decrease in prepaid expenses	18,102	18,102		---
Increase in accrued royalties	1,650	1,650		---
(Decrease) in accounts payable	(158,822)	(158,822)		---
(Decrease) in deferred taxes	(8,700)	(56,616)		(47,916)	(d)
(Decrease) in other liabilities	(74,630)	(74,631)		(1)	(e)
Net cash provided by operating activities	$85,002	$85,002	$	---

(a) Reclassified effects of change in deferred revenue from cash paid for liability to cash received.
(b) Reclassification of restricted cash held by our merchant banker as non-current asset.
(c) Increase from additional amortization of software license agreement from returning the economic useful life to 10 years.
(d) Increase from effects of additional amortization of the software license agreement.
(e) Rounding difference.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part I, Item 2 of this quarterly report on Form 10-QSB, entitled Management’s Discussion and Analysis of Financial Condition or Plan of Operation, including without limitation the risk factors contained in the Company’s annual report on Form 10-KSB/A for the period ending December 31, 2003. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB/A after the date of this report.

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

Our net income increased approximately $90,000 from a net income of approximately $27,000 for the three months ended March 31, 2003 to a net income of approximately $117,000 for the three months ended March 31, 2004. By excluding our interest, taxes, depreciation, and amortization from net income, our EBITDA increased approximately $174,000 from EBITDA earnings of approximately $123,000 for the three months ended March 31, 2003 to EBITDA earnings of approximately $297,000 for the three months ended March 31, 2004. Such increase is due to the Company’s release of an enhanced version of our flagship product, QuickVerse®, in late fourth quarter of 2003 and the release of an enhanced version of our top financial and data management product, Membership Plus®, during the first quarter of 2004.

Overall, interest expense for the three months ended March 31, 2004 decreased by approximately $10,000 compared to the three months ended March 31, 2003. This is due to the Company reducing its payroll liability by continuously meeting its scheduled payments. Furthermore, the note liabilities interest was reduced due to the reclassification of the note payable in the fourth quarter of 2003. Amortization expense related to the software license remained constant and is amortized over a 10 year useful life. Amortization expense related to the software development costs increased approximately $112,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This is a direct result from QuickVerse® 8.0 shipping in late December 2003.

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

Sales returns and allowances increased approximately $77,000 from approximately $133,000 for the three months ended March 31, 2003 to approximately $210,000 for the three months ended March 31, 2004 and slightly increased as a percentage of gross sales from approximately 11.3% for the three months ended March 31, 2003 to approximately 12.2% for the three months ended March 31, 2004. The increase in sales returns and allowances as a percentage is attributable to post-Christmas stock balancing by our secular customers and several of our CBA customers.

COST OF SALES

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package, fulfill and ship the software products. Direct costs and manufacturing overhead also include the amortized software development and the non-capitalized technical support wages. The direct costs and manufacturing overhead increased from 21.1% of gross revenues in 2003 to 24.5% of gross revenues in 2004. The three months ended March 31, 2003 and 2004 include the write down of two distinct categories of obsolete inventory of approximately $32,000, respectively. The increase in direct costs and manufacturing overhead resulted directly from an increase in fulfillment costs and amortization of software development costs. Fulfillment costs from a third-party warehouse increased approximately $23,000 as we had an increased amount of retail sales during the three months ended March 31, 2004 due to the enhanced releases of QuickVerse® and Membership Plus®. The amortization recognized during the three months ended March 31, 2003 resulted from several new software releases in 2003 and the continued amortization of those products released in 2002. Furthermore, the amortization increase for the three months ended March 31, 2004 corresponds with the December release of QuickVerse® 8.0. The direct costs and manufacturing overhead percentage is expected to continue at the 2004 levels as working capital remains more consistent and as more development projects are implemented.

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

	Three Months Ended March 31,
	2003	2004
Beginning balance	$280,502	$584,706
Capitalized	66,075	73,628
Amortized (cost of sales)	40,422	152,213
Ending balance	$306,155	$506,121

Research and development expense (General and administrative)	$67,791	$16,174

SALES, GENERAL AND ADMINISTRATIVE

Sales expenses increased approximately $64,000 from approximately $179,000 for the three months ended March 31, 2003 to approximately $243,000 for the three months ended March 31, 2004. Included in Sales expenses, Commissions to a third-party telemarketing firm increased approximately $43,000 as our sales focus to the direct consumer increased along with the number of new and enhanced product releases during late 2003 and early 2004. Advertising costs also increased approximately $18,000 with the new and enhanced product releases, and Customer Service costs increased approximately $4,000 as we continue to expand our sales efforts and focus more towards the consumer instead of the retail store.

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

Amortization

Amortization expense remained steady at approximately $126,000 for the three months ended March 31, 2003 and 2004, respectively. The software license acquired from TLC in July of 1999 is amortized over a 10 year useful life. Amortization expense reflects the continual amortization of the software license.

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

As of March 31, 2004, Findex had $671,035 in current assets, $3,293,834 in current liabilities and a retained deficit of $7,138,157. These factors continue to create an uncertainty about our ability to continue as a going concern. We had net income of $116,863 for the three months ended March 31, 2004.

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

FINDEX.COM, INC.

Date: September 30, 2005	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: September 30, 2005	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer