Form 10QSB/A
period 2004-06-30
FINDEX COM INC
filed 2005-09-30
CIK 1089061

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

Explanatory Note

We are filing this Amendment Number 1 to our Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2004 to restate our financial statements for the quarter then ended to reflect issues identified during a regulatory review of our financial statements associated with a certain registration statement filed with the SEC on November 22, 2004 on Form SB-2 and which is pending effectiveness as of the date of this filing of Amendment Number 1 to Form 10-QSB for the quarter ended June 30, 2004. There was no net effect on either cash provided by operating activities, cash used by investing activities or cash used by financing activities as a result of the corrections to the financial statements for the period covered by this report. Our management and our board of directors have concluded that these restatements are necessary to reflect the following changes.

Revisions affecting our condensed consolidated statements of operations:

•
In June 1999 we entered into a certain software license agreement with Parsons Technology, Inc. to manufacture, distribute and sell a variety of software titles, including QuickVerse®and Membership Plus®, by far our two largest selling titles. During the three months ended June 30, 2002, we offset the remaining unpaid installment ($1,051,785) against the carrying amount of the 1999 license in accordance with the terms of a tentative settlement agreement with The Learning Company (“TLC”), the licensor-assignee at the time. Although paragraph 6 of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which guides the recognition and measurement of intangible assets, provides that the measurement of an asset in which the consideration given is cash is measured by the amount of cash paid, our management has since concluded that too much time had passed between the date of the 1999 license and the date of the tentative settlement agreement for such an offset to be proper. Therefore, we have recognized the extinguishment of the liability owed to TLC as income in our 2002 statement of operations. We have restated our condensed consolidated balance sheets as of June 30, 2004 and 2003 and our condensed consolidated statements of operations and consolidated statements of cash flows for the three and six months then ended.

•
During the three months ended June 30, 2002, we extended the estimated life of the 1999 license from 10 years to 50 years in accordance with the terms of a tentative settlement agreement with TLC. Although the 1999 license, as amended, provides for our unlimited and exclusive use of trademarks related to the licensed products, and our management has assessed its useful life as indefinite based on the estimated future direct or indirect cash flows from the license, as determined in accordance with paragraphs 11 and 53 of SFAS No. 142, Goodwill and Other Intangible Assets, our management has since further concluded that a 10 year life is appropriate on the basis of, among other reasons, our going concern opinions for the years ended December 31, 2002 and 2003. We have restated our condensed consolidated balance sheets as of June 30, 2004 and 2003 and our condensed consolidated statements of operations and consolidated statements of cash flows for the three and six months then ended.

Revisions resulting in reclassifications or clarification with no net effect on our condensed consolidated statements of operations:

•
We had previously, and erroneously, included rebates, and adjustments to rebates, as part of our sales and marketing expenses. The more appropriate presentation should have been, and is now, an adjustment to revenue, in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). During the three months ended June 30, 2004, we recorded an adjustment to our rebates reserve in the amount of $266,301 and an adjustment to our rebates payable in the amount of $12,599. These adjustments were the result of a change in our internal control over financial reporting. Previously, when making our assessment of the adequacy of our reserve for rebates, we did not take into consideration the amount and number of outstanding checks, issued checks that were returned as undeliverable, or our ability to meet our recorded financial obligation. We have since changed our internal control procedures to include review of each of these factors in our assessment of the adequacy of our reserve for rebates. There was no net effect on our net income (loss) for the three and six months ended June 30, 2004 and 2003 as a result of our correction of this error.

•
During the three months ended March 31, 2004 and 2003, we wrote-off two distinctly different categories of obsolete inventory with carried costs totaling $32,396 and $31,892, respectively. The 2004 obsolete inventory write-off contained Zondervan-owned content and was a direct result of our March 2004 final settlement agreement with The Zondervan Corporation (see Note 11). We originally recorded these events as non-recurring items in the “Other income (expense)” section of our condensed consolidated statement of operations. We have revised our condensed consolidated statement of operations for the three and six months ended June 30, 2004 and 2003 to reflect these inventory adjustments in the “Cost of Sales” section. There was no net effect on our net income (loss) for the three and six months ended June 30, 2004 and 2003 as a result of our correction of this error.

-i-

•
During the three months ended June 30, 2004, we reached a final settlement agreement in our dispute with Zondervan and TLC. As part of the settlement process, we conducted an internal audit (verified by an independent auditor provided by TLC) of the accrued royalties owed Zondervan. The audit revealed that accrued royalties had been overstated due to our 2001 bad debt recognition of TLC’s trade accounts receivable balance. The amount by which the accrued royalties had been overstated remained part of our dispute with Zondervan and as such remained in our liabilities until a final settlement agreement was reached. We originally reported the adjustment as a non-recurring item in the “Other income (expense)” section of our condensed consolidated statements of operations for the three and six months ended June 30, 2003. We have revised our condensed consolidated statements of operations for the three and six months ended June 30, 2003 to reflect the adjustment as “Other income”. There was no net effect on our net income (loss) for the three and six months ended June 30, 2003 as a result of our correction of this error.

•
Rebates payable to a third-party processor were overstated on our consolidated financial statements for the year ended December 31, 2000. We discovered this error during the preparation of our condensed consolidated financial statements for the three months ended March 31, 2004. We originally recorded this event as an adjustment to our beginning retained earnings for the year ended December 31, 2003 in our fiscal year 2004 quarterly and annual filings. We have since revised our consolidated statement of operations for the year ended December 31, 2000 to reflect an adjustment to revenue and reported the correction on our Form 10-KSB/A for the year then ended. There was no net effect on our net income (loss) for the three and six months ended June 30, 2004 and 2003 or retained earnings (deficit) at June 30, 2004 and 2003 as a result of our correction of this error.

•
We have also reclassified various expense items in our condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 to conform with the presentation in our statements of operations for the years ended December 31, 2004 and 2003. There was no net effect on our net income (loss) for the three and six months ended June 30, 2004 and 2003 as a result of our correction of these errors.

A discussion of the restatement for quarter ended June 30, 2004 is included in Note 12 of the condensed consolidated financial statements included in this Amendment Number 1 to Form 10-QSB for the quarter ended June 30, 2004. Changes have also been made to the following items as a result of the restatement:

Part I Item 1 Financial Statements.
           Item 2 Management’s Discussion and Analysis of Financial Condition or Plan of Operations.

This Amendment Number 1 to Form 10-QSB for the quarter ended June 30, 2004 does not otherwise change or update the disclosures set forth in the Form 10-QSB as originally filed and does not otherwise reflect events occurring after the filing of the form 10-QSB. For a description of our business and the risks related to our business, see our Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

-ii-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2004	June 30, 2003
	(Restated)	(Restated)
Assets
Current assets:
Accounts receivable, trade	$183,241	$158,700
Inventory	161,903	320,100
Other current assets	97,326	66,804
Total current assets	442,470	545,604
Property and equipment, net	63,664	78,163
Software license, net	2,517,538	3,021,044
Software development, net	504,497	385,746
Restricted cash	100,354	50,000
Other assets	93,805	49,393
Total assets	$3,722,328	$4,129,950

Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$38,990	$12,125
Notes payable	89,999	749,999
Accrued royalties	1,203,369	1,595,859
Accounts payable, trade	709,415	884,285
Current maturities of long-term notes payable	175,150	59,302
Other current liabilities	679,252	1,251,050
Total current liabilities	2,896,175	4,552,620
Long-term note payable	65,300	18,801
Non-current deferred taxes	777,774	830,381
Commitments and contingencies
Stockholders’ equity:
Preferred stock	51	51
Common stock	23,492	19,811
Paid-in capital	7,227,564	7,029,079
Retained (deficit)	(7,268,028)	(8,320,793)
Total stockholders’ equity	(16,921)	(1,271,852)
Total liabilities and stockholders’ equity	$3,722,328	$4,129,950

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003		2004	2003
	(Restated)	(Restated)		(Restated)	(Restated)

Revenues, net of reserves and allowances	$1,211,722	$763,841		$2,778,115	$1,832,682
Cost of sales	271,410	262,322		740,069	561,143
Gross profit	940,312	501,519		2,038,046	1,271,539
Operating expenses:
Sales and marketing	267,902	155,915		510,501	334,600
General and administrative	615,895	344,269		1,171,574	814,074
Bad debt provision	---	---		2,500	---
Depreciation and amortization	139,187	136,902		274,639	274,002
Total operating expenses	1,022,984	637,086		1,959,214	1,422,676
Earnings (loss) from operations	(82,672)	(135,567)		78,832	(151,137)
Other income	1,170	583,628		1,170	584,612
Other expenses, net	(17,358)	(22,557)		(31,688)	(37,354)
Income (loss) before income taxes	(98,860)	425,504		48,314	396,121
Provision for income taxes	(31,011)	56,616		(61,322)	113,232
Net income (loss)	$(129,871)	$482,120		(13,008)	509,353
Retained (deficit) at beginning of year				(7,255,020)	(8,830,146)
Retained (deficit) at end of period				$(7,268,028)	$(8,320,793)

Net earnings (loss) per share:
Basic	$(0.01)	$0.02	$	---	$0.03
Diluted	$(0.01)	$0.02	$	---	$0.03

Weighted average shares outstanding:
Basic	23,276,312	19,811,438		22,143,875	19,811,438
Diluted	23,276,312	20,078,401		22,143,875	20,069,385

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Cash received from customers	$2,639,964	$2,045,624
Cash paid to suppliers and employees	(2,409,585)	(1,861,189)
Other operating activities, net	(28,166)	21,611
Net cash provided by operating activities	202,213	206,046
Cash flows from investing activities:
Acquisition of property and equipment	(18,612)	(6,643)
Software development costs	(178,049)	(145,666)
Website development costs	(31,836)	(21,056)
Deposits made	(485)	(50,500)
Net cash (used) by investing activities	(228,982)	(223,865)
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	(2,999)	(5,016)
Payments made on long-term notes payable	(50,890)	(27,941)
Net cash (used) by financing activities	(53,889)	(32,957)
Net (decrease) in cash and cash equivalents	(80,658)	(50,776)
Cash and cash equivalents, beginning of year	41,668	38,651
Cash overdraft, end of period	$(38,990)	$(12,125)

Reconciliation of net income (loss) to cash flows from operating activities:
Net income (loss)	$(13,008)	$509,353
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Software development costs amortized	258,258	40,422
Provision for bad debts	2,500	---
Stock and warrants issued for services	44,186	---
Depreciation and amortization	274,639	274,002
Change in assets and liabilities:
Decrease in accounts receivable	180,062	69,541
Decrease in inventories	110,697	96,600
Decrease in refundable income taxes	---	29,148
(Increase) in prepaid expenses	(75,406)	(9,254)
(Decrease) in accrued royalties	(204,937)	(534,754)
(Decrease) in accounts payable	(174,708)	(187,278)
Increase in income taxes payable	700	---
Increase (decrease) in deferred taxes	60,622	(113,232)
(Decrease) increase in other liabilities	(261,392)	31,498
Net cash provided by operating activities	$202,213	$206,046

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

NOTE 2 - INVENTORIES (Restated)

At June 30, 2004 and 2003, inventories consisted of the following:

	2004	2003
Raw materials	$67,000	$103,000
Finished goods	94,903	217,100
	$161,903	$320,100

During the three months ended March 31, 2004 and 2003, we wrote-off two distinctly different categories of obsolete inventory with a carried cost totaling $32,396 and $31,892, respectively. The 2004 obsolete inventory was a direct result of the March 2004 settlement with The Zondervan Corporation (see Note 11). These have been recognized in Cost of sales (see Note 12).

NOTE 3 - NOTES PAYABLE

At June 30, 2004 and 2003, notes payable consisted of the following:

		2004	2003
Unsecured demand note payable to a corporation, with interest at 9%.	$	---	$650,000

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 666,666 restricted common shares.		33,333	33,333

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 666,666 restricted common shares.		33,333	33,333

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 466,666 restricted common shares.		23,333	33,333
		$89,999	$749,999

See Note 11 - Subsequent Events.

NOTE 4 - LONG-TERM NOTES PAYABLE

At June 30, 2004 and 2003, long-term notes payable consisted of the following:

	2004	2003
Unsecured term note payable to a corporation due October 2004 in monthly installments of $5,285, including interest at 8%.	$44,093	$78,103

Term note payable to a corporation due December 2005 in monthly installments of $6,833, including interest at 8%. Secured by inventory.	116,994	---

Unsecured term note payable to a corporation due March 2006 in monthly installments of $4,384, including interest at 8%.	79,363	---
	240,450	78,103
Less current maturities	175,150	59,302
	$65,300	$18,801

Principal maturities at June 30, 2004 are as follows:

2005	$175,150
2006	65,300
$240,450

See Note 11 - Subsequent Events

NOTE 5 - INCOME TAXES (Restated)

The provision for taxes on income consisted of the following:

	Three months ended June 30,				Six months ended June 30,
		2004		2003		2004		2003
Current:
Federal	$	---	$	---	$	---	$	---
State		(700)		---		(700)		---
		(700)		---		(700)		---
Deferred:
Federal		(25,001)		46,304		(50,002)		92,608
State		(5,310)		10,312		(10,620)		20,624
		(30,311)		56,616		(60,622)		113,232
Total tax (expense) benefit		$(31,011)		$56,616		$(61,322)		$113,232

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

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

Three months ended June 30	2004	2003
Net Income (loss)	$(129,871)	$482,120
Preferred stock dividends	---	---
Net income (loss) available to common shareholders	$(129,871)	$482,120

Basic weighted average shares outstanding	23,276,312	19,811,438
Dilutive effect of:
Stock options	---	---
Convertible preferred series A	---	114,000
Convertible preferred series B	---	40,000
Warrants	---	112,963
Diluted weighted average shares outstanding	23,276,312	20,078,401

Earnings (loss) per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Six months ended June 30		2004	2003
Net Income (loss)		$(13,008)	$509,353
Preferred stock dividends		---	---
Net income (loss) available to common shareholders		$(13,008)	$509,353

Basic weighted average shares outstanding		22,143,875	19,811,438
Dilutive effect of:
Stock options		---	---
Convertible preferred series A		---	114,000
Convertible preferred series B		---	40,000
Warrants		---	103,947
Diluted weighted average shares outstanding		22,143,875	20,069,385

Earnings per share:
Basic	$	---	$0.03
Diluted	$	---	$0.03

NOTE 7 - STOCK-BASED COMPENSATION (Restated)

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003		2004	2003
Net income (loss), as reported	$(129,871)	$482,120		$(13,008)	$509,353
Pro Forma compensation charge under SFAS 123	(13,696)	(15,722)		(26,307)	(31,444)
Pro Forma net income (loss)	$(143,567)	$466,398		$(39,315)	$477,909

Earnings (loss) per share:
Basic - as reported	$(0.01)	$0.02	$	---	$0.03
Basic - pro forma	$(0.01)	$0.02	$	---	$0.02

Diluted - as reported	$(0.01)	$0.02	$	---	$0.03
Diluted - pro forma	$(0.01)	$0.02	$	---	$0.02

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

The Company was in arrears with the Internal Revenue Service for back payroll taxes and had been paying the payroll taxes in monthly installments previously approved by the Internal Revenue Service. Subsequent to the financing received in July of 2004 (see Note 11 - Subsequent Events), the Company paid all back payroll taxes that were due to the Internal Revenue Service.

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

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a negative current ratio and total liabilities in excess of total assets. Those factors create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company has secured investment capital, reduced liabilities (see Note 11 - Subsequent Events), and is pursuing further development of the Company’s flagship software titles. The ability of the Company to continue as a going concern is dependent on the success of the Company’s flagship software titles and the successful development of new titles and platforms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In July 2004, the Company retired the three notes payable for a total of $89,999 (see Note 3 - Notes Payable).

In July 2004, the Company retired the term note due December 2005 for a payment of $70,000 (see Note 4 - Long-Term Notes Payable).

In July 2004, the Company paid all back payroll taxes that was due to the Internal Revenue Service (see Note 8 - Commitments and Contingencies).

In July 2004, the Company made the final payment to The Zondervan Corporation for $100,000 plus 5% simple interest. This payment completes all of the Company’s obligations that were previously outlined in the settlement with The Zondervan Corporation and TLC dated October 2003 (see Note 8 - Commitments and Contingencies). In addition, according to the settlement agreement, the term of the software license agreement with Parsons Technology, Inc., a subsidiary of TLC, has been extended indefinitely, and provides the Company with the exclusive worldwide right to market, sell, and continue to develop those titles it covers (see Note 8 - Commitments and Contingencies).

In August 2004, the Company received $50,000 out of a total of $100,000 from the cash held in reserve by our merchant banker.

NOTE 12 - RESTATEMENT AND RECLASSIFICATION

We have restated our financial statements for the three and six months ended June 30, 2004 and 2003 to reflect issues identified during a regulatory review of our financial statements associated with a registration statement filing on Form SB-2 that is pending effectiveness as of the date of this 10-QSB/A filing. Management and the board of directors concluded these restatements were necessary to reflect the changes described below. There was no net effect on cash provided by operating activities or cash used by investing and financing activities as a result of these errors.

Revisions affecting our condensed consolidated statements of operations:

•
During the three month period ended June 30, 2002, we offset the remaining unpaid installment ($1,051,785) against the carrying amount of the 1999 software license in accordance with the terms of the tentative settlement agreement with TLC. Although paragraph 6 of SFAS No. 141, Business Combinations, which guides the recognition and measurement of intangible assets, provides that the measurement of assets in which the consideration given is cash are measured by the amount of cash paid, our management has since concluded that too much time had passed between the date of the 1999 license (June 1999) and the date of the tentative settlement agreement (May 2002) for such an offset to be appropriate. Therefore, we recognized the extinguishment of the liability owed to TLC as income in the 2003 statement of operations. We have restated the condensed consolidated balance sheets as of June 30, 2004 and 2003 and the condensed consolidated statements of operations and consolidated statements of cash flows for the three and six months then ended.

•
Also during the three month period ended June 30, 2002, we extended the estimated life of the 1999 software license from 10 years to 50 years in accordance with the terms of the tentative settlement agreement with TLC. Although the software license provides for the unlimited and exclusive use of the trademarks related to the software programs, and management assessed the useful life of the software license as indefinite, but limited by the contractual provisions to 50 years, based on the estimated future direct or indirect cash flows from the license, as provided by paragraphs 11 and 53 of SFAS No. 142, Goodwill and Other Intangible Assets, our management has since concluded that a 10 year life is appropriate based on our going concern opinion. We have restated the condensed consolidated balance sheets as of June 30, 2004 and 2003 and the condensed consolidated statements of operations and consolidated statements of cash flows for the three and six months then ended.

Revisions affecting our condensed consolidated statements of operations:

•
We previously and erroneously included rebates, and adjustments to rebates, in sales and marketing expenses. The more appropriate presentation should have been, and is now, an adjustment to revenue, as provided by EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). During the three months ended June 30, 2004, we recorded an adjustment to the rebates reserve in the amount of $266,301 and an adjustment to rebates payable in the amount of $12,599. These adjustments resulted from a change in our internal control over financial reporting. Previously, when making our assessment of the adequacy of our reserve for rebates, we did not take into consideration the amount and number of outstanding checks, issued checks that were returned as undeliverable, or our ability to meet our recorded financial obligation. We changed our internal control procedures to include review of each of these factors in our assessment of the adequacy of the reserve for rebates. There was no net effect on net income (loss) from the correction of this error for the three and six months ended June 30, 2004 and 2003.

•
During the three months ended March 31, 2004 and 2003, we wrote-off two distinctly different categories of obsolete inventory with a carried cost totaling $32,396 and $31,892, respectively. The 2004 obsolete inventory was a direct result of the March 2004 settlement with The Zondervan Corporation (see Note 11). We originally recorded these as non-recurring items in the “Other income (expense)” section of the consolidated statement of operations. The revised condensed consolidated statement of operations for the three and six months ended June 30, 2004 and 2003 reflects this inventory adjustment in Cost of sales. There was no net effect on net income (loss) from this reclassification for the three and six months ended June 30, 2004 and 2003.

•
During the three months ended June 30, 2004, we reached a final settlement agreement in our dispute with Zondervan and TLC. As part of the settlement process, we conducted an internal audit (which was verified by an independent auditor provided by TLC) of the accrued royalties owed Zondervan. The audit provided that accrued royalties were overstated due to the 2001 bad debt recognition of the trade accounts receivable balance of TLC. The amount overstated had remained part of the dispute with Zondervan and remained in our liabilities until the final settlement was reached. We originally reported the adjustment as a non-recurring item in the “Other income (expense)” section of the condensed consolidated statements of operations for the three and six months ended June 30, 2003. The revised condensed consolidated statements of operations for the three and six months ended June 30, 2003 reflect the adjustment as “Other income”. There was no net effect on the net income (loss) from this reclassification for the three and six months ended June 30, 2003.

•
Rebates payable to a third-party processor were overstated on the consolidated financial statements for the year ended December 31, 2000. We discovered the error during the preparation of our condensed consolidated financial statements for the three months ended March 31, 2004. We originally recorded the error correction as an adjustment to the beginning retained earnings of the year ended December 31, 2003 on the 2004 quarterly and annual filings. We revised the consolidated statement of operations for the year ended December 31, 2000 to reflect an adjustment to revenue and reported the correction on Form 10-KSB/A for the year then ended. This revision had no net effect on the net income (loss) for the three and six months ended June 30, 2004 and 2003 or retained earnings (deficit) at June 30, 2004 and 2003.

•
We also reclassified various other expense items in the condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 to conform to the presentation in the statements of operations for the years ended December 31, 2004 and 2003. There was no net effect on net income (loss) from these reclassifications for the three and six months ended June 30, 2004 and 2003.

A summary of the effects of these changes is as follows:

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2004
(Unaudited)

		As Originally Reported		As Restated	Change
Assets
Current assets:
Cash and cash equivalents		$61,364	$	---	$(61,364)	(a)
Accounts receivable, trade		183,241		183,241	---
Inventory		161,903		161,903	---
Other current assets		97,326		97,326	---
Total current assets		503,834		442,470	(61,364)
Property and equipment, net		63,664		63,664	---
Software license, net		2,513,158		2,517,538	4,380	(b)
Software development, net		504,497		504,497	---
Restricted cash		---		100,354	100,354	(a)
Other assets		93,805		93,805	---
Total assets		$3,678,958		$3,722,328	$43,370

Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$	---		$38,990	$38,990	(a)
Notes payable		89,999		89,999	---
Accrued royalties		1,203,369		1,203,369	---
Accounts payable, trade		709,415		709,415	---
Current maturities of long-term notes payable		175,150		175,150	---
Other current liabilities		679,252		679,252	---
Total current liabilities		2,857,185		2,896,175	38,990
Long-term note payable		65,300		65,300	---
Non-current deferred taxes		1,052,932		777,774	(275,158)	(c)
Commitments and contingencies
Stockholders’ equity:
Preferred stock		51		51	---
Common stock		23,492		23,492	---
Paid-in capital		7,227,564		7,227,564	---
Retained (deficit)		(7,547,566)		(7,268,028)	279,538
Total stockholders’ equity		(296,459)		(16,921)	279,538
Total liabilities and stockholders’ equity		$3,678,958		$3,722,328	$43,370

(a) Reclassification of restricted cash with merchant banker as non-current asset.
(b) Net change from reclassification of forgiveness of final installment and additional amortization from returning the estimated economic useful life from indefinite to 10 years.
(c) Decrease from recalculation of deferred income taxes resulting from changes to the software license agreement.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2003
(Unaudited)

		As Originally Reported		As Restated	Change
Assets
Current assets:
Cash and cash equivalents		$37,876	$	---	$(37,876)	(a)
Accounts receivable, trade		158,700		158,700	---
Inventory		320,100		320,100	---
Other current assets		66,804		66,804	---
Total current assets		583,480		545,604	(37,876)
Property and equipment, net		78,163		78,163	---
Software license, net		2,529,896		3,021,044	491,148	(b)
Software development, net		385,746		385,746	---
Restricted cash		---		50,000	50,000	(a)
Other assets		49,393		49,393	---
Total assets		$3,626,678		$4,129,950	$503,272

Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$	---		$12,125	$12,125	(a)
Notes payable		749,999		749,999	---
Accrued royalties		1,595,859		1,595,859	---
Accounts payable, trade		983,232		884,285	(98,947)	(c)
Current maturities of long-term notes payable		59,302		59,302	---
Other current liabilities		1,251,050		1,251,050	---
Total current liabilities		4,639,442		4,552,620	(86,822)
Long-term note payable		18,801		18,801	---
Non-current deferred taxes		1,067,494		830,381	(237,113)	(d)
Commitments and contingencies
Stockholders’ equity:
Preferred stock		51		51	---
Common stock		19,811		19,811	---
Paid-in capital		7,029,079		7,029,079	---
Retained (deficit)		(9,148,000)		(8,320,793)	827,207
Total stockholders’ equity		(2,099,059)		(1,271,852)	827,207
Total liabilities and stockholders’ equity		$3,626,678		$4,129,950	$503,272

(a) Reclassification of restricted cash with merchant banker as non-current asset.
(b) Net change from reclassification of forgiveness of final installment and additional amortization from returning the estimated economic useful life from indefinite to 10 years.
(c) Decrease from restatement of 2000 error correction discovered in 2004.
(d) Decrease from recalculation of deferred income taxes resulting from changes to the software license agreement.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2004
(Unaudited)

	As Originally Reported		As Restated	Change

Revenues, net of reserves and allowances	$2,499,215		$2,778,115	$278,900	(a)
Cost of sales	630,791		740,069	109,278	(b)
Gross profit	1,868,424		2,038,046	169,622
Operating expenses:
Sales and marketing	497,049		510,501	13,452	(c)
General and administrative	1,249,306		1,171,574	(77,732)	(d)
Inventory write down	32,396		---	(32,396)	(e)
Rebate reserve adjustment	(266,301)		---	266,301	(f)
Bad deb provision	2,500		2,500	---
Depreciation and amortization	22,886		274,639	251,753	(g)
Total operating expenses	1,537,836		1,959,214	421,378
Earnings from operations	330,588		78,832	(251,756)
Other income	---		1,170	1,170	(h)
Other expenses, net	(30,518)		(31,688)	(1,170)	(h)
Income before income taxes	300,070		48,314	(251,756)
Provision for income taxes	(2,305)		(61,322)	(59,017)	(i)
Net income (loss)	$297,765		$(13,008)	(310,773)

Net earnings (loss) per share:
Basic	$0.01	$	---	$(0.01)
Diluted	$0.01	$	---	$(0.01)

Weighted average shares outstanding:
Basic	22,143,875		22,143,875	---
Diluted	23,821,007		22,143,875	(1,677,132)	(j)

(a) Increase from reclassification of rebate reserve adjustment from Sales and marketing expenses.
(b) Increase from reclassification of non-capitalized technical support wages from General and administrative expenses, reclassification of fulfillment costs from Sales and marketing expenses, and reclassification of Inventory write down expense from operating expenses.

(c) Increase from reclassification of rebate reserve adjustment to Revenues and reclassification of fulfillment costs to Cost of sales.
(d) Decrease from reclassification of non-capitalized technical support wages to Cost of sales.
(e) Decrease from reclassification to Cost of sales.
(f) Increase from reclassification as an adjustment to revenue.
(g) Increase from effects of additional amortization of the software license agreement.
(h) Reclassification of Other income.
(i) Income tax effects of additional software license amortization.
(j) Decrease due to change from net income to net loss.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2004
(Unaudited)

		As Originally Reported	As Restated	Change

Revenues, net of reserves and allowances		$961,951	$1,211,722	$249,771	(a)
Cost of sales		233,102	271,410	38,308	(b)
Gross profit		728,849	940,312	211,463
Operating expenses:
Sales and marketing		280,033	267,902	(12,131)	(c)
General and administrative		658,603	615,895	(42,708)	(d)
Rebate reserve adjustment		(266,301)	---	266,301	(e)
Depreciation and amortization		13,311	139,187	125,876	(f)
Total operating expenses		685,646	1,022,984	337,338
Earnings (loss) from operations		43,203	(82,672)	(125,875)
Other income		---	1,170	1,170	(g)
Other expenses, net		(16,188)	(17,358)	(1,170)	(g)
Income (loss) before income taxes		27,015	(98,860)	(125,875)
Provision for income taxes		(1,505)	(31,011)	(29,506)	(h)
Net income (loss)		$25,510	$(129,871)	(155,381)

Net earnings (loss) per share:
Basic	$	---	$(0.01)	$(0.01)
Diluted	$	---	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic		23,276,312	23,276,312	---
Diluted		24,953,444	23,276,312	(1,677,132)	(i)

(a) Reclassification of rebate reserve adjustment from Sales and marketing expenses.
(b) Increase from reclassification of non-capitalized technical support wages from General and administrative expenses, and reclassification of fulfillment costs from Sales and marketing expenses.
(c) Decrease from reclassification of fulfillment costs to Cost of sales.
(d) Decrease from reclassification of non-capitalized technical support wages to Cost of sales.
(e) Increase from reclassification as an adjustment to revenue.
(f) Increase from effects of additional amortization of the software license agreement.
(g) Reclassification of Other income.
(h) Income tax effects of additional software license amortization.
(i) Decrease due to change from net income to net loss.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2003
(Unaudited)

	As Originally Reported	As Restated		Change

Revenues, net of reserves and allowances	$1,832,331	$1,832,682		$351	(a)
Cost of sales	486,639	561,143		74,504	(b)
Gross profit	1,345,692	1,271,539		(74,153)
Operating expenses:
Sales and marketing	321,887	334,600		12,713	(c)
General and administrative	869,049	814,074		(54,975)	(d)
Nonrecurring item	(551,736)	---		551,736	(e)
Depreciation and amortization	49,747	274,002		224,255	(f)
Total operating expenses	688,947	1,422,676		733,729
Earnings (loss) from operations	656,745	(151,137)		(807,882)
Other income	---	584,612		584,612	(g)
Other expenses, net	(36,369)	(37,354)		(985)	(h)
Income before income taxes	620,376	396,121		(224,255)
Provision for income taxes	17,400	113,232		95,832	(i)
Net income	$637,776	$509,353		(128,423)

Net earnings per share:
Basic	$0.03	$0.03	$	---
Diluted	$0.03	$0.03	$	---

Weighted average shares outstanding:
Basic	19,811,438	19,811,438		---
Diluted	19,965,438	20,069,385		103,947	(j)

(a) Increase from reclassification of rebate reserve adjustment from Sales and marketing expenses.
(b) Increase from reclassification of non-capitalized technical support wages from General and administrative expenses, reclassification of fulfillment costs from Sales and marketing expenses, and reclassification of Inventory write down expense from operating expenses.

(c) Increase from reclassification of rebate reserve adjustment to Revenues and reclassification of fulfillment costs to Cost of sales.
(d) Decrease from reclassification of non-capitalized technical support wages to Cost of sales.
(e) Reclassification of Inventory write down to Cost of sales and royalty adjustment to Other income.
(f) Increase from additional amortization of software license agreement from returning the economic useful life to 10 years.
(g) Reclassification of royalty adjustment from nonrecurring item and miscellaneous income from Other expenses, net.
(h) Reclassification of miscellaneous income to Other income.
(i) Income tax effects of additional software license amortization.
(j) Increase from recalculation of potentially dilute common stock warrants.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2003
(Unaudited)

	As Originally Reported	As Restated	Change

Revenues, net of reserves and allowances	$769,965	$763,841	$(6,124)	(a)
Cost of sales	238,984	262,322	23,338	(b)
Gross profit	530,981	501,519	(29,462)
Operating expenses:
Sales and marketing	157,890	155,915	(1,975)	(c)
General and administrative	371,755	344,269	(27,486)	(d)
Nonrecurring items	(583,628)	---	583,628	(e)
Depreciation and amortization	24,775	136,902	112,127	(f)
Total operating expenses	(29,208)	637,086	666,294
Earnings (loss) from operations	560,189	(135,567)	(695,756)
Other income	---	583,628	583,628	(e)
Other expenses, net	(22,557)	(22,557)	---
Income before income taxes	537,632	425,504	(112,128)
Provision for income taxes	8,700	56,616	47,916	(g)
Net income	$546,332	$482,120	(64,212)

Net earnings per share:
Basic	$0.03	$0.02	$(0.01)
Diluted	$0.03	$0.02	$(0.01)

Weighted average shares outstanding:
Basic	19,811,438	19,811,438	---
Diluted	19,965,438	20,078,401	112,963	(h)

(a) Reclassification of rebate reserve adjustment from Sales and marketing expenses.
(b) Increase from reclassification of non-capitalized technical support wages from General and administrative expenses, and reclassification of fulfillment costs from Sales and marketing expenses.
(c) Decrease from reclassification of rebate reserve adjustment to Revenues and reclassification of fulfillment costs to Cost of sales.
(d) Decrease from reclassification of non-capitalized technical support wages to Cost of sales.
(e) Reclassification of royalty adjustment from nonrecurring item to Other income.
(f) Increase from additional amortization of software license agreement from returning the economic useful life to 10 years.
(g) Income tax effects of additional software license amortization.
(h) Increase from recalculation of potentially dilute common stock warrants.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004
(Unaudited)

	As Originally Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$2,687,874	$2,639,964		$(47,910)	(a)
Cash paid to suppliers and employees	(2,691,400)	(2,409,585)		281,815	(b)
Other operating activities, net	205,739	(28,166)		(233,905)	(c)
Net cash provided by operating activities	202,213	202,213		---
Cash flows from investing activities:
Acquisition of property and equipment	(18,612)	(18,612)		---
Software development costs	(178,049)	(178,049)		---
Website development costs	(31,836)	(31,836)		---
Deposits made	(485)	(485)		---
Net cash (used) by investing activities	(228,982)	(228,982)		---
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	(2,999)	(2,999)		---
Payments made on long-term notes payable	(50,890)	(50,890)		---
Net cash (used) by financing activities	(53,889)	(53,889)		---
Net (decrease) in cash and cash equivalents	(80,658)	(80,658)		---
Cash and cash equivalents, beginning of year	142,022	41,668		(100,354)	(d)
Cash and cash equivalents (overdraft), end of period	$61,364	$(38,990)		$(100,354)

Reconciliation of net income (loss) to cash flows from operating activities:
Net income (loss)	$297,765	$(13,008)		$(310,773)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Software development costs amortized	258,258	258,258		---
Provision for bad debts	2,500	2,500		---
Stock and warrants issued for services	44,186	44,186		---
Rebate reserve adjustment	(266,301)	---		266,301	(e)
Depreciation and amortization	22,886	274,639		251,753	(f)
Change in assets and liabilities:
Decrease in accounts receivable	180,062	180,062		---
Decrease in inventories	110,697	110,697		---
(Increase) in prepaid expenses	(75,406)	(75,406)		---
(Decrease) in accrued royalties	(204,937)	(204,937)		---
(Decrease) in accounts payable	(174,711)	(174,708)		3	(g)
Increase in income taxes payable	700	700		---
Increase in deferred taxes	1,605	60,622		59,017	(h)
Increase (decrease) in other liabilities	4,909	(261,392)		(266,301)	(e)
Net cash provided by operating activities	$202,213	$202,213	$	---

(a) Decrease from reclassification of estimated cost of sales returns against cash paid.
(b) Increase from reclassification of reserve for rebate adjustment from other operating activities, reclassification of inventory write-down from other operating activities, and estimated cost of sales returns from cash received.

(c) Decrease from reclassification of reserve for rebate adjustment and inventory write-down to cash paid.
(d) Decrease from reclassification of restricted cash as other asset.
(e) Reclassification of Rebate reserve adjustment as decrease in other liabilities.
(f) Additional software license amortization.
(g) Rounding difference.
(h) Net income tax effects of additional software amortization.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003
(Unaudited)

	As Originally Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$2,045,624	$2,045,624	$	---
Cash paid to suppliers and employees	(1,861,189)	(1,861,189)		---
Other operating activities, net	21,611	21,611		---
Net cash provided by operating activities	206,046	206,046		---
Cash flows from investing activities:
Acquisition of property and equipment	(6,643)	(6,643)		---
Software development costs	(145,666)	(145,666)		---
Website development costs	(21,055)	(21,056)		(1)	(a)
Deposits made	(500)	(50,500)		(50,000)	(b)
Net cash (used) by investing activities	(173,864)	(223,865)		(50,001)
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	(5,016)	(5,016)		---
Payments made on long-term notes payable	(27,941)	(27,941)		---
Net cash (used) by financing activities	(32,957)	(32,957)		---
Net (decrease) in cash and cash equivalents	(775)	(50,776)		(50,001)
Cash and cash equivalents, beginning of year	38,651	38,651		---
Cash and cash equivalents (overdraft), end of period	$37,876	$(12,125)		$(50,001)

Reconciliation of net income to cash flows from operating activities:
Net income	$637,776	$509,353		$(128,423)
Adjustments to reconcile net income to net cash
provided by operating activities:
Software development costs amortized	40,422	40,422		---
Depreciation and amortization	49,747	274,002		224,255	(c)
Change in assets and liabilities:
Decrease in accounts receivable	69,541	69,541		---
Decrease in inventories	96,600	96,600		---
Decrease in refundable income taxes payable	29,148	29,148		---
(Increase) in prepaid expenses	(9,254)	(9,254)		---
(Decrease) in accrued royalties	(534,754)	(534,754)		---
(Decrease) in accounts payable	(187,278)	(187,278)		---
(Decrease) in deferred taxes	(17,400)	(113,232)		(95,832)	(d)
Increase in other liabilities	31,498	31,498		---
Net cash provided by operating activities	$206,046	$206,046	$	---

(a) Rounding difference.
(b) Reclassification of restricted cash held by merchant banker.
(c) Increase from additional software license amortization.
(d) Income tax effects from additional software license amortization.

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

During the quarter ended June 30, 2003, the Company recorded approximately $584,000 as Other Income as a result of accrued royalties being overstated in connection with the 2001 bad debt recognition from the trade accounts receivable balance with TLC. Furthermore, during the quarter ended June 30, 2004, the Company recorded an adjustment to revenue of approximately $266,000 due to an error in overstating rebates payable to a third-party processor. Net income decreased approximately $612,000 for the three months ended June 30 from a net income of approximately $482,000 for 2003 to a net loss of approximately $130,000 for 2004 and decreased approximately $522,000 for the six months ended June 30 from a net income of approximately $509,000 for 2003 to a net loss of approximately $13,000 for 2004. By excluding our interest, taxes, depreciation, and amortization from net income, our EBITDA decreased approximately $527,000 for the three months ended June 30 from EBITDA earnings of approximately $585,000 for 2003 to EBITDA earnings of approximately $58,000 for 2004 and decreased approximately $352,000 for the six months ended June 30 from EBITDA earnings of approximately $707,000 for 2003 to EBITDA earnings of approximately $355,000 for 2004. These net income and EBITDA results include the adjustments noted above.

Overall, interest expense for the three and six months ended June 30, 2004 decreased by approximately $5,300 and $15,000 respectively compared to 2003. This is due to the Company reducing its trade payables and meeting the scheduled terms. Furthermore, the note liabilities interest was reduced due to the reclassification of the note payable in the fourth quarter of 2003. Amortization expense related to the software license remained steady for the three and six months ended June 30, 2004 compared to 2003. Amortization expense related to software development costs increased approximately $39,000 and $150,000 for the three and six months ended June 30, 2004 compared to 2003. This is a direct result from QuickVerse® 8.0 shipping in late December 2003 and Membership Plus® 8.0 shipping in January 2004.

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

Sales returns and allowances increased approximately $29,000 for the three months ended June 30 from approximately $83,000 for 2003 to approximately $112,000 for 2004 and increased approximately $106,000 for the six months ended June 30 from approximately $216,000 for 2003 to approximately $322,000 for 2004 and slightly increased as a percentage of gross sales from approximately 9.8% and 10.7% for the three and six months ended June 30, 2003 to approximately 10.6% and 11.6% for the three and six months ended June 30, 2004, respectively. The increase in sales returns and allowances as a percentage is attributable to extending our return policy on direct sales from 30 days to 45 days during the fourth quarter of 2003.

COST OF SALES

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package, fulfill and ship the software products. Direct costs and manufacturing overhead also include the amortized software development and the non-capitalized technical support wages. The direct costs and manufacturing overhead increased from approximately 19.2% and 20.3% of gross revenues for the three and six months ended June 30, 2003 to approximately 22.4% and 22.6% of gross revenues for the three and six months ended June 30, 2004, respectively. The six months ended June 30, 2003 and 2004 include the write down of two distinct categories of obsolete inventory of approximately $32,000, respectively, and the 2004 inventory write down was a direct result of settlement negotiations with Zondervan. The increase resulted directly from an increase in fulfillment costs and amortization of software development costs. Fulfillment costs from a third-party warehouse increased approximately $27,000 during the six months ended June 30 as we had an increased amount of retail sales during the first quarter of 2004 due to the enhanced releases of QuickVerse® and Membership Plus®. The amortization recognized during the three and six months ended June 30, 2003 resulted from several new software releases in 2003 and the continued amortization of those products released in 2002. Furthermore, the amortization increase for the three and six months ended June 30, 2004 corresponds with the December 2003 release of QuickVerse® 8.0 and the January 2004 release of Membership Plus® 8.0. The direct costs and manufacturing overhead percentage is expected to continue at the 2004 levels as working capital remains more consistent and as more development projects are implemented.

Royalties to third party providers of intellectual property decreased approximately $66,000 and $37,000 for the three and six months ended June 30 from approximately $101,000 and $152,000 for 2003 to approximately $35,000 and $115,000 for 2004, respectively. The royalty rate as a percentage of gross revenues decreased from approximately 12% and 8% of gross revenues for the three and six months ended June 30, 2003 to approximately 3% and 4% of gross revenues in 2004. The decrease of royalties reflects an increase in upgrade sales of the QuickVerse® 8.0 and Membership Plus® 8.0. Membership Plus® upgrades are not subject to royalties and QuickVerse® upgrades are subject to reduced royalties on only the content differences between versions or editions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Beginning balance	$306,155	$506,121	$280,502	$584,706
Capitalized	147,028	104,421	213,103	178,049
Amortized (cost of sales)	67,437	106,045	107,859	258,258
Ending balance	$385,746	$504,497	$385,746	$504,497

Research and development expense (General and administrative)	$30,003	$27,522	$97,794	$43,696

SALES, GENERAL AND ADMINISTRATIVE

Sales expenses increased approximately $112,000 and $176,000 for the three and six months ended June 30 from approximately $156,000 and $335,000 for 2003 to approximately $268,000 and $511,000 for 2004. Included in Sales expenses, commissions to a third-party telemarketing firm increased approximately $113,000 during the six months ended June 30 as our sales focus to the direct consumer increased along with the number of new and enhanced product releases during late 2003 and early 2004; Advertising costs also increased approximately $57,000 during the six months ended June 30 with the new and enhanced product releases and the Christian Booksellers Association International conference being held in June rather than in July for 2004; Marketing and Customer Service costs increased approximately $6,000 as we continue to expand our sales efforts and focus more towards the consumer instead of the retail store.

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

Amortization

Amortization expense increased approximately $2,000 from approximately $252,000 for the six months ended June 30, 2003 to approximately $254,000 for the six months ended June 30, 2004. The software license acquired from TLC in July of 1999 is amortized over a 10 year useful life. Amortization expense reflects the continual amortization of the software license. Furthermore, amortization expense for 2004 reflects the launch of our new website during the second quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, Findex had approximately $442,000 in current assets, $2,896,000 in current liabilities and a retained deficit of approximately $7,268,000. This continues to create an uncertainty about our ability to continue as a going concern. We had net loss before income taxes of approximately $99,000 and a net income before income taxes of approximately $48,000 for the three and six months ended June 30, 2004, respectively.

Net cash provided by operating activities was approximately $206,000 and $202,000 for the six months ended June 30, 2003 and 2004, respectively. Cash provided by operating activities is not currently adequate to meet our current software development and debt service needs.

Net cash used in investing activities was approximately $224,000 and $229,000 for the six months ended June 30, 2003 and 2004, respectively. The increase in cash used for investing activities results from capitalizing costs associated with software development and upgrading our website to expand our e-commerce capability. Software development activities will continue on an ongoing basis while costs associated with upgrading our website ceased during May 2004 with the launching of our new site.

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

The Company was in arrears with the Internal Revenue Service for back payroll taxes and had been paying the payroll taxes in monthly installments previously approved by the Internal Revenue Service. Subsequent to the financing received in July of 2004 (see Note 11 - Subsequent Events), the Company paid all back payroll taxes that were due to the Internal Revenue Service.

In July 2004, the Company made the final payment to The Zondervan Corporation for $100,000 plus 5% simple interest. This payment completes all of the Company’s obligations that were previously outlined in the settlement with The Zondervan Corporation and TLC dated October 2003 (see Note 8 - Commitments and Contingencies). In addition, according to the settlement agreement, the term of the software license agreement with Parsons Technology, Inc., a subsidiary of TLC, has been extended indefinitely, and provides the Company with the exclusive worldwide right to market, sell, and continue to develop those titles it covers.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

Date: September 30, 2005	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: September 30, 2005	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer