Form 10QSB/A
period 2004-09-30
FINDEX COM INC
filed 2005-09-30
CIK 1089061

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

Explanatory Note

We are filing this Amendment Number 1 to our Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2004 to restate our financial statements for the quarter then ended to reflect certain issues identified during a regulatory review of our financial statements associated with a certain registration statement filed with the SEC on November 22, 2004 on Form SB-2 and which is pending effectiveness as of the date of this filing of Amendment Number 1 to Form 10-QSB for the quarter ended September 30, 2004. There was no net effect on either cash provided or used by operating activities, cash used by investing activities or cash provided or used by financing activities as a result of the corrections to the financial statements for the period covered by this report. Our management and our board of directors have concluded that these restatements are necessary to reflect the following changes.

Revisions affecting our condensed consolidated statements of operations:

•
In June 1999 we entered into a certain software license agreement with Parsons Technology, Inc. to manufacture, distribute and sell a variety of software titles, including QuickVerse®and Membership Plus®, by far our two largest selling titles. During the quarter ended June 30, 2002, we reached a tentative settlement agreement in an arbitration arising out of the 1999 license with The Learning Company (“TLC”), the licensor-assignee at the time. The tentative settlement agreement forgave the final, unpaid installment due on the 1999 license and extended the term from 10 years to 50 years. We originally recorded the final, unpaid installment ($1,051,785) as an offset against the recorded historical cost of the 1999 license, and recalculated the amortization based on this reduced amount and the extension of the useful life to 50 years. Although paragraph 6 of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which guides the recognition and measurement of intangible assets, provides that the measurement of an asset in which the consideration given is cash is measured by the amount of cash paid, our management has since concluded that too much time had passed between the date of the 1999 license and the date of the tentative settlement agreement for such an offset to be appropriate. Therefore, we have recognized the extinguishment of the liability owed to TLC as income in our consolidated statement of operations for the year ended December 31, 2002. This adjustment reduced our retained deficit at September 30, 2003 and 2004 which was originally reported but had no effect on our condensed consolidated statements of operations or consolidated statements of cash flows for the periods then ended.

•
During the quarter ended December 31, 2003, we reached a final settlement agreement in a second dispute arising out of the 1999 license with Zondervan and TLC. This final settlement extended the life of the 1999 license, and the trademarks included therein, indefinitely. We originally reassessed the useful life of the 1999 license to be indefinite, based on the guidelines provided by paragraphs 11 and 53 of SFAS No. 142, Goodwill and Other Intangible Assets. Our management has since concluded a 10 year life is appropriate on the basis of our going concern opinions for the years ended December 31, 2002 and 2003. Therefore, we have restored the estimated economic useful life to the original 10 years and have recalculated annual amortization accordingly. This adjustment increased our retained deficit at September 30, 2003 (for the prior years’ amortization and related income tax effects) and decreased our net income for the three and nine months ended September 30, 2004. There was no net effect on our consolidated statements of cash flows for the nine months ended September 30, 2003 and 2004, respectively.

Revisions resulting in reclassifications or clarification with no net effect on our condensed consolidated statements of operations:

•
During the year ended December 31, 2003, we decided to no longer provide support for and to destroy all remaining inventory of certain of our products. We originally recorded this as a non-recurring item in the “Other income (expense)” section of our consolidated statements of operations for the year ended December 31, 2003. We have revised our condensed consolidated statements of operations for the three and nine months ended September 30, 2003 to reflect this obsolete inventory in the “Cost of Sales” section.

•
During the year ended December 31, 2003, we reached a final settlement agreement in our dispute with Zondervan and TLC. As part of the settlement process, we conducted an internal audit (verified by an independent auditor provided by TLC) of the accrued royalties owed Zondervan. The audit revealed that accrued royalties had been overstated due to the 2001 bad debt recognition of TLC’s trade accounts receivable balance. The amount by which the accrued royalties had been overstated remained part of our dispute with Zondervan and as such remained in our liabilities until a final settlement agreement was reached. We originally had reported the adjustment as a non-recurring item in the “Other income (expense)” section of our consolidated statements of operations. The revised condensed consolidated statements of operations for the three and nine months ended September 30, 2003 reflects the adjustment as “Other income” in the “Other income (expense)” section.

-i-

•
During the year ended December 31, 2003, we reclassified loan proceeds, and the corresponding accrued interest payable, that were previously recorded as an unsecured note payable. The proceeds were initially recorded as an unsecured note payable in 1999, based on an oral understanding with an employee of a third-party consultant. We had historically accrued interest on the outstanding balance at 9%, the rate deemed reasonable by our management at the time of the oral agreement. We continued to accrue interest on the proceeds until we made the determination to reclassify the proceeds and accumulated accrued interest based on the fact that (i) the obligation exists, if at all, solely pursuant to an oral loan agreement made in 1999 in the State of North Carolina with a representative of the party to whom the obligation was believed to have been owed, (ii) no party has ever made any demand for repayment thereof despite the fact that no payments have ever been made on the obligation, (iii) the party believed to be owed the obligation, upon inquiry, claims no record of any such obligation, and (iv) the State of North Carolina statute of limitations applicable to oral agreements, believed to govern the continued enforceability of the obligation, had expired. We originally reported the reclassification as a non-recurring item in the “Other income (expense)” section of our consolidated statements of operations for the year ended December 31, 2003. We have revised our condensed consolidated statements of operations for the three and nine months ended September 30, 2003 to reflect the adjustment as “Other income” in the “Other income (expense)” section.

•
During the three months ended March 31, 2004, and as a direct result of the final settlement agreement with Zondervan and TLC, we wrote-off certain inventory containing Zondervan-owned content. Though not technologically obsolete, we were unable to sell the inventory under the terms of the final settlement agreement. We originally recorded this event as a non-recurring item in the “Other income (expense)” section of our condensed consolidated statements of operations. We have revised our condensed consolidated statement of operations for the three and nine months ended September 30, 2004 to reflect this inventory adjustment in the “Cost of Sales” section.

•
During the three months ended September 30, 2004, we settled a dispute for early termination arising out of an agreement with Swartz Private Equity. In connection therewith, we issued 295,692 shares of common stock valued at $0.10 per share and paid a cash lump sum of $125,000. We originally had recorded this transaction as expenses incurred in a withdrawn public offering and reflected it as a non-recurring item in our condensed consolidated statements of operations. We have revised our condensed consolidated statement of operations for the three and nine months ended September 30, 2004 to reflect this transaction as “Other expenses” in the “Other income (expense)” section.

•
During the three months ended September 30, 2004, we negotiated a settlement agreement for debt extinguishment with several of our creditors. The debt extinguishment was originally reported as an extraordinary item, net of income tax effects, on our condensed consolidated statements of operations. We have revised our condensed consolidated statement of operations for the three and nine months ended September 30, 2004 to reflect this transaction in the “Other income” section.

•
We had previously, and erroneously, treated our 2004 rebates reserve adjustment as an expense recovery in operating expenses. The more appropriate presentation should have been, and is now, an adjustment to revenue, in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

-ii-

•
We have also reclassified various expense items in our condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003 to conform with the presentation in our statements of operations for the years ended December 31, 2004 and 2003. There was no net effect on our net income (loss) for the three and nine months ended September 30, 2004 and 2003 as a result of our correction of these errors.

A discussion of the restatement for the quarter ended September 30, 2004 is included in Note 15 of our condensed consolidated financial statements included in this Amendment Number 1 to Form 10-QSB for the quarter ended September 30, 2004. Changes have also been made to the following items as a result of the restatement:

Part I Item 1 Financial Statements.
           Item 2 Management’s Discussion and Analysis of Financial Condition or Plan of Operations.

This Amendment Number 1 to Form 10-QSB for the quarter ended September 30, 2004 does not otherwise change or update the disclosures set forth in the Form 10-QSB as originally filed and does not otherwise reflect events occurring after the filing of the form 10-QSB. For a description of our business and the risks related to our business, see our Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

-iii-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2004	September 30, 2003
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$539,399	$38,265
Accounts receivable, trade	296,850	141,173
Inventory	162,800	252,700
Other current assets	139,495	42,464
Total current assets	1,138,544	474,602
Property and equipment, net	61,518	68,507
Software license, net	2,391,660	2,895,168
Software development, net	602,276	474,385
Restricted cash	50,354	50,000
Other assets	86,301	58,610
Total assets	$4,330,653	$4,021,272

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$240,000	$749,999
Accrued royalties	236,949	1,616,556
Accounts payable, trade	410,179	582,648
Current maturities of long-term notes payable	34,070	140,008
Other current liabilities	411,706	1,494,412
Total current liabilities	1,332,904	4,583,623
Long-term note payable	---	92,537
Non-current deferred taxes	808,083	773,765
Commitments and contingencies
Stockholders’ equity:
Preferred stock	---	51
Common stock	46,153	21,011
Paid-in capital	8,937,547	7,080,629
Retained (deficit)	(6,794,034)	(8,530,344)
Total stockholders’ equity	2,189,666	(1,428,653)
Total liabilities and stockholders’ equity	$4,330,653	$4,021,272

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30
(Unaudited)

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues, net of reserves and allowances	$1,010,207	$746,468	$3,788,322	$2,579,150
Cost of sales	397,652	272,498	1,137,721	833,641
Gross profit	612,555	473,970	2,650,601	1,745,509
Operating expenses:
Sales and marketing	287,909	186,841	798,410	521,441
General and administrative	512,721	392,700	1,684,295	1,206,773
Bad debt provision	8,566	4,893	11,066	4,893
Depreciation and amortization	141,607	137,039	416,246	411,041
Total operating expenses	950,803	721,473	2,910,017	2,144,148
Earnings (loss) from operations	(338,248)	(247,503)	(259,416)	(398,639)
Other income	1,008,682	2,803	1,009,798	587,464
Other expenses, net	(161,220)	(21,467)	(192,854)	(58,871)
Income (loss) before income taxes	509,214	(266,167)	557,528	129,954
Provision for income taxes	(31,095)	56,616	(92,417)	169,848
Net income (loss)	$478,119	$(209,551)	465,111	299,802
Retained (deficit) at beginning of year			(7,255,020)	(8,830,146)
Preferred stock dividend			(4,125)	---
Retained (deficit) at end of period			$(6,794,034)	$(8,530,344)

Net earnings (loss) per share:
Basic	$0.01	$(0.01)	$0.02	$0.01
Diluted	$0.01	$(0.01)	$0.01	$0.01

Weighted average shares outstanding:
Basic	46,153,189	21,011,438	30,146,980	20,211,438
Diluted	49,278,388	21,011,438	32,817,096	22,365,438

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Cash received from customers	$3,607,255	$3,092,147
Cash paid to suppliers and employees	(4,368,409)	(2,661,410)
Other operating activities, net	(34,235)	36,479
Net cash provided (used) by operating activities	(795,389)	467,216
Cash flows from investing activities:
Acquisition of property and equipment	(25,332)	(8,047)
Software development costs	(415,197)	(366,101)
Website development costs	(31,836)	(30,373)
Deposits (refunded) made	50,016	(50,500)
Net cash (used) by investing activities	(422,349)	(455,021)
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	(20,933)	24,918
Payments made on long-term notes payable	(202,551)	(37,499)
Proceeds from convertible notes payable	240,000	---
Stock offering costs paid	(51,047)	---
Proceeds from issuance of common stock and warrants	1,750,000	---
Net cash provided (used) by financing activities	1,715,469	(12,581)
Net increase (decrease) in cash and cash equivalents	497,731	(386)
Cash and cash equivalents, beginning of year	41,668	38,651
Cash and cash equivalents, end of period	$539,399	$38,265

Reconciliation of net income to cash flows from operating activities:
Net income	$465,111	$299,802
Adjustments to reconcile net income to net cash
provided by operating activities:
Software development costs amortized	397,627	172,217
Provision for bad debts	11,066	4,893
Common stock and warrants issued for services	73,700	52,750
Depreciation and amortization	416,245	411,041
Debt forgiveness	(1,000,662)	---
Loss on disposal of property and equipment	141	---
Change in assets and liabilities:
Decrease in accounts receivable	57,887	82,175
Decrease in inventories	109,800	164,000
(Increase) decrease in refundable income taxes	(2,948)	47,950
(Increase) in prepaid expenses	(114,629)	(3,716)
(Decrease) in accrued royalties	(381,677)	(514,057)
(Decrease) in accounts payable	(407,683)	(324,916)
(Decrease) in income taxes payable	(950)	---
Increase (decrease) in deferred taxes	90,931	(169,848)
Increase (decrease) in other liabilities	(509,348)	244,925
Net cash provided (used) by operating activities	$(795,389)	$467,216

See accompanying notes.

FindEx.com, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003
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

Amortization

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives. Our software license was originally amortized over an estimated useful life of 10 years. During the year ended December 31, 2002, the Company reached a tentative settlement agreement with TLC which called for the extension of the estimated life of the license from 10 years to 50 years. On October 20, 2003, the Company reached settlement in a dispute with The Zondervan Corporation and TLC. The settlement, amongst other things, extended the life of the agreement indefinitely and provides the Company with the exclusive worldwide right to market, sell, and continue to develop those titles it covers. This effectively changed the substance from an amortizable intangible asset with a finite useful life to an unamortizable intangible asset with an indefinite useful life.

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

NOTE 2 - INVENTORIES (Restated)

At September 30, 2004 and 2003, inventories consisted of the following:

	2004	2003

Raw materials	$73,100	$53,000
Finished goods	89,700	199,700
	$162,800	$252,700

During the quarters ended March 31, 2004 and 2003 and September 30, 2003, the Company wrote-off distinctly different categories of obsolete inventory with a carried cost totaling $32,396, $31,892 and $28,900, respectively. The 2004 obsolete inventory was a direct result of the March 2004 settlement with The Zondervan Corporation. These have been recognized as Cost of sales.

See Note 15 - Restatement and Reclassification.

NOTE 3 - NOTES PAYABLE

At September 30, 2004 and 2003, notes payable consisted of the following:

		2004	2003
Unsecured demand note payable to a corporation, with interest at 9%.	$	---	$650,000

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 666,666 restricted common shares.		---	33,333

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 666,666 restricted common shares.		---	33,333

Note payable to a corporation, due May 31, 2003, with interest compounded monthly at 1.5%. Unsecured. Convertible at the option of the holder into 666,666 restricted common shares.		---	33,333

Note payable to an individual, due August 2005, with annual interest at 7.5%. Unsecured. Convertible at the option of the holder into 1,000,000 restricted common shares.		120,000	---

Note payable to an individual, due August 2005, with annual interest at 7.5%. Unsecured. Convertible at the option of the holder into 1,000,000 restricted common shares.		120,000	---
		$240,000	$749,999

NOTE 4 - LONG-TERM NOTES PAYABLE

At September 30, 2004 and 2003, long-term notes payable consisted of the following:

		2004	2003
Unsecured term note payable to a corporation due October 2004 in monthly installments of $5,285, including interest at 8%.		$34,070	$68,545

Term note payable to a corporation due December 2005 in monthly installments of $6,833, including interest at 8%. Secured by inventory.		---	164,000
		34,070	232,545
Less current maturities		34,070	140,008
	$	---	$92,537

NOTE 5 - STOCKHOLDERS’ EQUITY (Restated)

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

See Note 15 - Restatement and Reclassification.

NOTE 6 - OTHER INCOME AND EXPENSES (Restated)

During the quarter ended September 30, 2004, the Company settled an agreement with an institutional private equity investor for early termination of the agreement. The Company issued 295,692 common shares valued at $.10 per share and paid a cash lump sum of $125,000. A total of $154,569 has been treated as expenses incurred in a withdrawn public offering and included in Other expenses, net in the condensed consolidated statements of operations.

During the quarter ended September 30, 2004, we settled with various vendors and content providers for lump-sum payments ranging from approximately 17% to approximately 60% of balances owed. The difference between the balance owed and the settlement amount, totaling $1,000,662, has been treated as gain from extinguishment of debt in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and classified as Other income in the condensed consolidated statements of operations.

During the quarter ended June 30, 2003, we recorded an adjustment to the balance of accrued royalties in the amount of $583,628. This adjustment resulted from the settlement with Zondervan and TLC. The adjustment was related to sales we made to TLC that remained in dispute until verified by an independent third-party audit of the sales and related royalty calculations. The disputed sales were part of the calculation of the June 30, 2001 bad debt provision totaling $2,391,000. This has been included in other income.

See Note 15 - Restatement and Reclassification.

NOTE 7 - REBATE RESERVE ADJUSTMENT (Restated)

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

See Note 15 - Restatement and Reclassification.

NOTE 8 - INCOME TAXES

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

NOTE 9 - EARNINGS (LOSS) PER COMMON SHARE (Restated)

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants, assuming that the Company reinvested the proceeds to purchase additional shares at market value. A total of 2,440,000 and 5,058,200 potentially dilutive securities for the three and nine months ended September 30, 2004 and 2003, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

Three months ended September 30	2004	2003
Net income (loss)	$478,119	$(209,551)
Preferred stock dividends	(4,125)	---
Available to common shareholders	$473,994	$(209,551)

Basic weighted average shares outstanding	46,153,189	21,011,438
Dilutive effect of:
Stock options	808,924	---
Convertible notes payable	2,000,000	---
Convertible preferred series A	---	---
Convertible preferred series B	---	---
Warrants	316,275	---
Diluted weighted average shares outstanding	49,278,388	21,011,438

Earnings (loss) per share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Nine months ended September 30	2004	2003
Net income	$465,111	$299,802
Preferred stock dividends	(4,125)	---
Available to common shareholders	$460,986	$299,802

Basic weighted average shares outstanding	30,146,980	20,211,438
Dilutive effect of:
Stock options	425,288	---
Convertible notes payable	2,000,000	2,000,000
Convertible preferred series A	---	114,000
Convertible preferred series B	---	40,000
Warrants	244,828	---
Diluted weighted average shares outstanding	32,817,096	22,365,438

Earnings per share:
Basic	$0.02	$0.01
Diluted	$0.01	$0.01

See Note 15 - Restatement and Reclassification.

NOTE 10 - STOCK-BASED COMPENSATION (Restated)

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$478,119	$(209,551)	$465,111	$299,802
Pro Forma compensation charge under SFAS No. 123	---	(14,323)	(26,519)	(47,219)
Pro Forma net income (loss)	$478,119	$(223,874)	$438,592	$252,583

Earnings (loss) per share:
Basic - as reported	$0.01	$(0.01)	$0.02	$0.01
Basic - pro forma	$0.01	$(0.01)	$0.01	$0.01

Diluted - as reported	$0.01	$(0.01)	$0.01	$0.01
Diluted - pro forma	$0.01	$(0.01)	$0.01	$0.01

See Note 15 - Restatement and Reclassification.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NOTE 12 - RISKS AND UNCERTAINTIES

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

NOTE 13 - GOING CONCERN

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

NOTE 14 - SUBSEQUENT EVENTS

In October 2004, the Company filed Schedule 14C with the Securities and Exchange Commission to increase the number of our authorized common shares from 50,000,000 to 120,000,000.

In November 2004, the holders of the promissory notes exercised their option to convert their notes into 2,000,000 restricted common shares.

NOTE 15 - RESTATEMENT AND RECLASSIFICATION

We have restated our financial statements for the three and nine months ended September 30, 2004 and 2003 to reflect issues identified during a regulatory review of our financial statements associated with a registration statement filing on Form SB-2 that is pending effectiveness as of the date of this 10-QSB/A filing. Management and the board of directors concluded these restatements were necessary to reflect the changes described below.

Revisions affecting the condensed consolidated statements of operations:

•
During the quarter ended June 30, 2002, we reached a tentative settlement agreement in our arbitration with TLC. The tentative settlement agreement forgave the final, unpaid installment due on the 1999 Software License Agreement (“SLA”) and extended the SLA term from 10 years to 50 years. We originally recorded the final, unpaid installment ($1,051,785) of the SLA as an offset against the recorded historical cost of the SLA and recalculated the amortization based on this reduced amount and the extension of the useful life to 50 years. Although paragraph 6 of SFAS No. 141, Business Combinations, which guides the recognition and measurement of intangible assets, provides that the measurement of assets in which the consideration given is cash are measured by the amount of cash paid, our management has since concluded that too much time had passed between the date of the 1999 license (June 1999) and the date of the tentative settlement agreement (May 2002) for such an offset to be appropriate. Therefore, we recognized the extinguishment of the liability owed to TLC as income in the consolidated statement of operations for the year ended December 31, 2002. This adjustment reduced the retained deficit at September 30, 2003 and 2004 from that originally reported and had no effect on the condensed consolidated statements of operations or consolidated statements of cash flows for the periods then ended.

•
During the quarter ended December 31, 2003, we reached a final settlement agreement in our dispute with Zondervan and TLC. This final settlement extended the life of the SLA, and the trademarks included therein, indefinitely. We originally reassessed the useful life of the SLA to be indefinite, based on the guidelines provided by paragraphs 11 and 53 of SFAS No. 142, Goodwill and Other Intangible Assets. Our management has since concluded a 10 year life is appropriate based on our going concern opinion for 2002 and 2003. Therefore, we restored the estimated economic useful life to the original 10 years and have recalculated annual amortization accordingly. This adjustment increased the retained deficit at September 30, 2003 (for the prior years’ amortization and related income tax effects) and decreased net income for the three and nine months ended September 30, 2004. There was no net effect on the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2004, respectively.

Revisions resulting in reclassifications or clarification with no net effect on the condensed consolidated statements of operations:

•
During the year ended December 31, 2003, we made the decision to no longer provide support for certain of our products and destroyed all remaining inventory of those products. We originally recorded this as a non-recurring item in the “Other income (expense)” section of the consolidated statements of operations. We revised the condensed consolidated statements of operations for the three and nine months ended September 30, 2003 to reflect this obsolete inventory in cost of sales.

•
During the year ended December 31, 2003, we reached a final settlement agreement in our dispute with Zondervan and TLC. As part of the settlement process, we conducted an internal audit (which was verified by an independent auditor provided by TLC) of the accrued royalties owed Zondervan. The audit provided that accrued royalties were overstated due to the 2001 bad debt recognition of the trade accounts receivable balance of TLC. The amount overstated had remained part of the dispute with Zondervan and remained in our liabilities until the final settlement was reached. We originally reported the adjustment as a non-recurring item in the “Other income (expense)” section of the consolidated statements of operations. The revised condensed consolidated statements of operations for the three and nine months ended September 30, 2003 reflects the adjustment as “Other income” in the “Other income (expense)” section.

•
During the year ended December 31, 2003, we reclassified loan proceeds, and the corresponding accrued interest payable, that were previously recorded as an unsecured note payable. The proceeds were initially recorded as an unsecured note payable based on an oral understanding with an employee of a third-party consultant in 1999. We had historically accrued interest on the outstanding balance at 9%, the rate deemed reasonable by management at the time of the oral agreement. We continued to accrue interest on the proceeds until we made the determination to reclassify the proceeds and accumulated accrued interest. The determination to reclassify the obligation, and related accrued interest, was made on the basis of the combined facts that (i) the obligation exists, if at all, solely pursuant to an oral loan agreement made in 1999 in the State of North Carolina with a representative of the party to whom the obligation was believed to have been owed, (ii) no party has ever made any demand for repayment thereof despite the fact that no payments have ever been made on the obligation, (iii) the party believed to be owed the obligation, upon inquiry, claims no record of any such obligation, and (iv) the State of North Carolina Statute of Limitations applicable to oral agreements, believed to govern the continued enforceability of the obligation, had expired. We originally reported the reclassification as a non-recurring item in the “Other income (expense)” section of the consolidated statements of operations. The revised condensed consolidated statements of operations for the three and nine months ended September 30, 2003 reflects the adjustment as “Other income” in the “Other income (expense)” section.

•
During the three months ended March 31, 2004, and as a direct result of the settlement with Zondervan and TLC, we wrote-off inventory containing content from Zondervan. Though not technologically obsolete, we were unable to sell the inventory under the terms of the settlement. We originally recorded this as a non-recurring item in the “Other income (expense)” section of the condensed consolidated statements of operations. The revised condensed consolidated statement of operations for the three and nine months ended September 30, 2004 reflects this inventory adjustment in cost of sales.

•
During the three months ended September 30, 2004, we settled an agreement with Swartz Private Equity for early termination. In connection therewith, we issued 295,692 shares of common stock valued at $0.10 per share and paid a cash lump sum of $125,000. We originally recorded this transaction as expenses incurred in a withdrawn public offering and reflected it as a non-recurring item in the condensed consolidated statements of operations. The revised condensed consolidated statement of operations for the three and nine months ended September 30, 2004 reflects this transaction as “Other expenses” in the “Other income (expense)” section.

•
During the three months ended September 30, 2004, we negotiated settlement with several of our creditors. The debt extinguishment was originally reported as an extraordinary item, net of income tax effects, on the condensed consolidated statements of operations. The revised condensed consolidated statement of operations for the three and nine months ended September 30, 2004 includes this transaction in “Other income”.

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

A summary of the effects of these changes is as follows:

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2004
(Unaudited)

	As Originally Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$589,753	$539,399		$(50,354)	(a)
Accounts receivable, trade	296,850	296,850		---
Inventory	162,800	162,800		---
Other current assets	139,495	139,495		---
Total current assets	1,188,898	1,138,544		(50,354)
Property and equipment, net	61,518	61,518		---
Software license, net	2,513,158	2,391,660		(121,498)	(b)
Software development, net	602,276	602,276		---
Restricted cash	---	50,354		50,354	(a)
Other assets	86,301	86,301		---
Total assets	$4,452,151	$4,330,653		$(121,498)

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$240,000	$240,000	$	---
Accrued royalties	236,949	236,949		---
Accounts payable, trade	410,179	410,179		---
Current maturities of long-term notes payable	34,070	34,070		---
Other current liabilities	411,706	411,706		---
Total current liabilities	1,332,904	1,332,904		---
Non-current deferred taxes	1,271,643	808,083		(463,560)	(c)
Commitments and contingencies
Stockholders’ equity:
Common stock	46,153	46,153		---
Paid-in capital	8,989,778	8,937,547		(52,231)	(d)
Retained (deficit)	(7,188,327)	(6,794,034)		394,293
Total stockholders’ equity	1,847,604	2,189,666		342,062
Total liabilities and stockholders’ equity	$4,452,151	$4,330,653		$(121,498)

(a) Reclassification of restricted cash with merchant banker as non-current asset.
(b) Net change from reclassification of forgiveness of final installment and additional amortization from returning the estimated economic useful life from indefinite to 10 years.
(c) Decrease from recalculation of deferred income taxes resulting from changes to the software license agreement.
(d) Correction of error recording preferred stock dividend converted into common stock.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2003
(Unaudited)

	As Originally Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$88,265	$38,265		$(50,000)	(a)
Accounts receivable, trade	141,173	141,173		---
Inventory	252,700	252,700		---
Other current assets	42,464	42,464		---
Total current assets	524,602	474,602		(50,000)
Property and equipment, net	68,507	68,507		---
Software license, net	2,516,147	2,895,168		379,021	(b)
Software development, net	474,385	474,385		---
Restricted cash	---	50,000		50,000	(a)
Other assets	58,610	58,610		---
Total assets	$3,642,251	$4,021,272		$379,021

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$749,999	$749,999	$	---
Accrued royalties	1,616,556	1,616,556		---
Accounts payable, trade	681,594	582,648		(98,946)	(c)
Current maturities of long-term notes payable	140,008	140,008		---
Other current liabilities	1,494,412	1,494,412		---
Total current liabilities	4,682,569	4,583,623		(98,946)
Long-term note payable	92,537	92,537		---
Non-current deferred taxes	1,058,794	773,765		(285,029)	(d)
Commitments and contingencies
Stockholders’ equity:
Preferred stock	51	51		---
Common stock	21,011	21,011		---
Paid-in capital	7,080,629	7,080,629		---
Retained (deficit)	(9,293,340)	(8,530,344)		762,996
Total stockholders’ equity	(2,191,649)	(1,428,653)		762,996
Total liabilities and stockholders’ equity	$3,642,251	$4,021,272		$379,021

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

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2004
(Unaudited)

	As Originally Reported	As Restated	Change

Revenues, net of reserves and allowances	$3,526,492	$3,788,322	$261,830	(a)
Cost of sales	999,770	1,137,721	137,951	(b)
Gross profit	2,526,722	2,650,601	123,879
Operating expenses:
Sales and marketing	791,249	798,410	7,161	(c)
General and administrative	1,801,483	1,684,295	(117,188)	(d)
Nonrecurring items	186,965	---	(186,965)	(e)
Rebate reserve adjustment	(266,301)	---	266,301	(f)
Bad deb provision	11,066	11,066	---
Depreciation and amortization	38,615	416,246	377,631	(g)
Total operating expenses	2,563,077	2,910,017	346,940
Earnings from operations	(36,355)	(259,416)	(223,061)
Other income	9,135	1,009,798	1,000,663	(h)
Other expenses, net	(38,285)	(192,854)	(154,569)
Income (loss) before income taxes	(65,505)	557,528	623,033
Provision for income taxes	15,700	(92,417)	(108,117)	(i)
Income (loss) before extraordinary item	(49,805)	465,111	514,916
Extraordinary item	763,162	---	(763,162)	(h)
Net Income	$713,357	$465,111	$(248,246)

Net earnings per share:
Basic	$0.03	$0.02	$(0.01)
Diluted	$0.02	$0.01	$(0.01)

Weighted average shares outstanding:
Basic	30,146,980	30,146,980	---
Diluted	32,880,085	32,817,096	(62,989)	(j)

(a) Increase from reclassification of rebate reserve adjustment from Sales and marketing expenses and reclassify cost of estimated returns to Cost of sales.
(b) Increase from reclassification of non-capitalized technical support wages from General and administrative expenses, reclassification of fulfillment costs from Sales and marketing expenses, reclassification of Inventory write down expense from operating expenses, and reclassification of cost of estimated returns from net revenues.

(c) Increase from reclassification of rebate reserve adjustment to Revenues and reclassification of fulfillment costs to Cost of sales.
(d) Decrease from reclassification of non-capitalized technical support wages to Cost of sales.
(e) Decrease from reclassification of inventory write-down to Cost of sales.
(f) Increase from reclassification as an adjustment to revenue.
(g) Increase from effects of additional amortization of the software license agreement.
(h) Reclassification of debt forgiveness as other income from net extraordinary item.
(i) Income tax effects of additional software license amortization.
(j) Decrease due to correction of error in calculation of potentially dilutive common stock warrants.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2004
(Unaudited)

	As Originally Reported	As Restated	Change

Revenues, net of reserves and allowances	$1,027,277	$1,010,207	$(17,070)	(a)
Cost of sales	368,979	397,652	28,673	(b)
Gross profit	658,298	612,555	(45,743)
Operating expenses:
Sales and marketing	294,200	287,909	(6,291)	(c)
General and administrative	552,177	512,721	(39,456)	(d)
Nonrecurring items	154,569	---	(154,569)	(e)
Bad debt provision	8,566	8,566	---
Depreciation and amortization	15,729	141,607	125,878	(f)
Total operating expenses	1,025,241	950,803	(74,438)
Earnings (loss) from operations	(366,943)	(338,248)	28,695
Other income	8,019	1,008,682	1,000,663	(g)
Other expenses, net	(6,651)	(161,220)	(154,569)	(e)
Income (loss) before income taxes	(365,575)	509,214	874,789
Provision for income taxes	18,005	(31,095)	(49,100)	(h)
Income (loss) before extraordinary item	(347,570)	478,119	825,689
Extraordinary item	763,162	---	(763,162)	(g)
Net Income	$415,592	$478,119	$62,527

Net earnings per share:
Basic	$0.01	$0.01	$0.00
Diluted	$0.01	$0.01	$0.00

Weighted average shares outstanding:
Basic	46,153,189	46,153,189	---
Diluted	48,886,294	49,278,388	392,094	(i)

(a) Increase from reclassification of rebate reserve adjustment from Sales and marketing expenses and reclassify cost of estimated returns to Cost of sales.
(b) Increase from reclassification of non-capitalized technical support wages from General and administrative expenses, reclassification of fulfillment costs from Sales and marketing expenses, reclassification of Inventory write down expense from operating expenses, and reclassification of cost of estimated returns from net revenues.

(c) Decrease from reclassification of fulfillment costs to Cost of sales.
(d) Decrease from reclassification of non-capitalized technical support wages to Cost of sales.
(e) Reclassification of expenses incurred in a withdrawn public offering to Other expenses, net.
(f) Increase from effects of additional amortization of the software license agreement.
(g) Reclassification of debt forgiveness as other income from net extraordinary item.
(h) Income tax effects of additional software license amortization.
(i) Decrease due to correction of error in calculation of potentially dilutive common stock warrants.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2003
(Unaudited)

	As Originally Reported	As Restated	Change

Revenues, net of reserves and allowances	$2,588,820	$2,579,150	$(9,670)	(a)
Cost of sales	709,772	833,641	123,869	(b)
Gross profit	1,879,048	1,745,509	(133,539)
Operating expenses:
Sales and marketing	511,726	521,441	9,715	(c)
General and administrative	1,289,237	1,206,773	(82,464)	(d)
Nonrecurring items	(522,836)	---	522,836	(e)
Bad debt provision	4,893	4,893	---
Depreciation and amortization	74,659	411,041	336,382	(f)
Total operating expenses	1,357,679	2,144,148	786,469
Earnings (loss) from operations	521,369	(398,639)	(920,008)
Other income	3,838	587,464	583,626	(g)
Other expenses, net	(58,871)	(58,871)	---
Income before income taxes	466,336	129,954	(336,382)
Provision for income taxes	26,100	169,848	143,748	(h)
Net income	$492,436	$299,802	$(192,634)

Net earnings per share:
Basic	$0.03	$0.01	$(0.02)
Diluted	$0.03	$0.01	$(0.02)

Weighted average shares outstanding:
Basic	20,211,438	20,211,438	---
Diluted	22,345,438	22,365,438	20,000	(i)

(a) Increase from reclassification of rebate reserve adjustment from Sales and marketing expenses and reclassify cost of estimated returns to Cost of sales.
(b) Increase from reclassification of non-capitalized technical support wages from General and administrative expenses, reclassification of fulfillment costs from Sales and marketing expenses, reclassification of Inventory write down expense from operating expenses, and reclassification of cost of estimated returns from net revenues.

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
(h) Income tax effects of additional software license amortization.
(i) Increase from correction of potentially dilutive convertible notes payable.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2003
(Unaudited)

	As Originally Reported	As Restated	Change

Revenues, net of reserves and allowances	$756,489	$746,468	$(10,021)	(a)
Cost of sales	223,133	272,498	49,365	(b)
Gross profit	533,356	473,970	(59,386)
Operating expenses:
Sales and marketing	189,839	186,841	(2,998)	(c)
General and administrative	420,188	392,700	(27,488)	(d)
Nonrecurring items	28,900	---	(28,900)	(e)
Bad debt provision	4,893	4,893	---
Depreciation and amortization	24,912	137,039	112,127	(f)
Total operating expenses	668,732	721,473	52,741
Earnings (loss) from operations	(135,376)	(247,503)	(112,127)
Other income	2,803	2,803	---
Other expenses, net	(21,467)	(21,467)	---
Income (loss) before income taxes	(154,040)	(266,167)	(112,127)
Provision for income taxes	8,700	56,616	47,916	(g)
Net loss	$(145,340)	$(209,551)	$(64,211)

Net earnings (loss) per share:
Basic	$(0.01)	$(0.01)	$0.00
Diluted	$(0.01)	$(0.01)	$0.00

Weighted average shares outstanding:
Basic	21,011,438	21,011,438	---
Diluted	21,011,438	21,011,438	---

(a) Increase from reclassification of rebate reserve adjustment from Sales and marketing expenses and reclassify cost of estimated returns to Cost of sales.
(b) Increase from reclassification of non-capitalized technical support wages from General and administrative expenses, reclassification of fulfillment costs from Sales and marketing expenses, reclassification of Inventory write down expense from operating expenses, and reclassification of cost of estimated returns from net revenues.

(c) Decrease from reclassification of rebate reserve adjustment to Revenues and reclassification of fulfillment costs to Cost of sales.
(d) Decrease from reclassification of non-capitalized technical support wages to Cost of sales.
(e) Decrease from reclassification of inventory write-down to Cost of sales.
(f) Increase from additional amortization of software license agreement from returning the economic useful life to 10 years.
(g) Income tax effects of additional software license amortization.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004
(Unaudited)

	As Originally Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$3,607,255	$3,607,255	$	---
Cash paid to suppliers and employees	(4,368,409)	(4,368,409)		---
Other operating activities, net	(34,235)	(34,235)		---
Net cash (used) by operating activities	(795,389)	(795,389)		---
Cash flows from investing activities:
Acquisition of property and equipment	(25,332)	(25,332)		---
Software development costs	(415,197)	(415,197)		---
Website development costs	(31,836)	(31,836)		---
Deposits refunded	16	50,016		50,000	(a)
Net cash (used) by investing activities	(472,349)	(422,349)		50,000
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	(20,933)	(20,933)		---
Payments made on long-term notes payable	(202,551)	(202,551)		---
Proceeds from convertible notes payable	240,000	240,000		---
Stock offering costs paid	(51,047)	(51,047)		---
Proceeds from issuance of common stock and warrants	1,750,000	1,750,000		---
Net cash provided by financing activities	1,715,469	1,715,469		---
Net increase in cash and cash equivalents	447,731	497,731		50,000
Cash and cash equivalents, beginning of year	142,022	41,668		(100,354)	(b)
Cash and cash equivalents, end of period	$589,753	$539,399		$(50,354)

Reconciliation of net income to cash flows from operating activities:
Net income	$713,357	$465,111		$(248,246)
Adjustments to reconcile net income to net cash
(used) by operating activities:
Software development costs amortized	397,627	397,627		---
Provision for bad debts	11,066	11,066		---
Stock and warrants issued for services	73,700	73,700		---
Rebate reserve adjustment	(266,301)	---		266,301	(c)
Depreciation and amortization	38,615	416,245		377,630	(d)
Extraordinary item	(1,000,662)	---		1,000,662	(e)
Debt forgiveness	---	(1,000,662)		(1,000,662)	(e)
Loss on disposal of property and equipment	141	141		---
Change in assets and liabilities:
Decrease in accounts receivable	57,887	57,887		---
Decrease in inventories	109,800	109,800		---
(Increase) in refundable income taxes	(2,948)	(2,948)		---
(Increase) in prepaid expenses	(114,629)	(114,629)		---
(Decrease) in accrued royalties	(381,677)	(381,677)		---
(Decrease) in accounts payable	(407,683)	(407,683)		---
(Decrease) in income taxes payable	(950)	(950)		---
Increase in deferred taxes	220,316	90,931		(129,385)	(f)
(Decrease) in other liabilities	(243,048)	(509,348)		(266,300)	(c)
Net cash (used) by operating activities	$(795,389)	$(795,389)	$	---

(a) Increase from reclassification of restricted cash as other asset.
(b) Decrease from reclassification of beginning restricted cash as other asset.
(c) Reclassification of Rebate reserve adjustment as decrease in other liabilities.
(d) Additional software license amortization.
(e) Reclassify extraordinary item as debt forgiveness.
(f) Net income tax effects of additional software amortization.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003
(Unaudited)

	As Originally Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$3,092,147	$3,092,147	$	---
Cash paid to suppliers and employees	(2,661,410)	(2,661,410)		---
Other operating activities, net	36,479	36,479		---
Net cash provided by operating activities	467,216	467,216		---
Cash flows from investing activities:
Acquisition of property and equipment	(8,047)	(8,047)		---
Software development costs	(366,101)	(366,101)		---
Website development costs	(30,373)	(30,373)		---
Deposits made	(500)	(50,500)		(50,000)	(a)
Net cash (used) by investing activities	(405,021)	(455,021)		(50,000)
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	24,918	24,918		---
Payments made on long-term notes payable	(37,499)	(37,499)		---
Net cash (used) by financing activities	(12,581)	(12,581)		---
Net increase (decrease) in cash and cash equivalents	49,614	(386)		(50,000)
Cash and cash equivalents, beginning of year	38,651	38,651		---
Cash and cash equivalents, end of period	$88,265	$38,265		$(50,000)

Reconciliation of net income to cash flows from operating activities:
Net income	$492,436	$299,802		$(192,634)
Adjustments to reconcile net income to net cash
provided by operating activities:
Software development costs amortized	172,217	172,217		---
Provision for bad debts	4,893	4,893		---
Common stock and warrants issued for services	52,750	52,750		---
Depreciation and amortization	74,659	411,041		336,382	(b)
Change in assets and liabilities:
Decrease in accounts receivable	82,175	82,175		---
Decrease in inventories	164,000	164,000		---
Decrease in refundable income taxes payable	47,950	47,950		---
(Increase) in prepaid expenses	(3,716)	(3,716)		---
(Decrease) in accrued royalties	(514,057)	(514,057)		---
(Decrease) in accounts payable	(324,916)	(324,916)		---
(Decrease) in deferred taxes	(26,100)	(169,848)		(143,748)	(c)
Increase in other liabilities	244,925	244,925		---
Net cash provided by operating activities	$467,216	$467,216	$	---

(a) Reclassification of restricted cash held by merchant banker as other asset.
(b) Increase from additional software license amortization.
(c) Income tax effects from additional software license amortization.

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

During the nine months ended September 30, 2003, the Company recorded approximately $584,000 as Other Income as a result of accrued royalties being overstated in connection with the 2001 bad debt recognition from the trade accounts receivable balance with TLC. Furthermore, during the nine months ended September 30, 2004, the Company recorded an adjustment to revenue of approximately $266,000 due to an error in overstating rebates reserve. During the nine months ended September 30, 2003 and 2004, we wrote down distinctly different categories of obsolete inventory approximating $61,000 and $32,000 for these periods, respectively. The inventory write downs are reflected as an adjustment to revenue. In addition, during the quarter ended September 30, 2004 the Company recognized approximately a $1,000,000 gain from extinguishment of debt which is classified as Other Income. The extinguishment of debt is a direct result from settling with various vendors and content providers for lump-sum payments at a reduced amount of balances owed. Net income increased approximately $688,000 for the three months ended September 30 from a net loss of approximately $210,000 for 2003 to a net income of approximately $478,000 for 2004 and increased approximately $165,000 for the nine months ended September 30 from a net income of approximately $300,000 for 2003 to a net income of approximately $465,000 for 2004. The overall increase is a result of the items noted above.

Overall, interest expense for the three and nine months ended September 30, 2004 decreased by approximately $14,000 and $30,000 respectively compared to 2003. This is due to the Company reducing its trade payables and meeting the scheduled terms. Furthermore, the note liabilities interest was reduced due to the reclassification of the note payable in the fourth quarter of 2003. Amortization expense related to the software license remained steady for the three and nine months ended September 30, 2004 compared to 2003. Amortization expense related to software development costs increased approximately $75,000 and $225,000 for the three and nine months ended September 30, 2004 compared to 2003. This is a direct result from QuickVerse® 8.0 shipping in late December 2003 and Membership Plus® 8.0 shipping in January 2004.

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

Sales returns and allowances only increased approximately $6,000 for the three months ended September 30 from approximately $109,000 for 2003 to approximately $115,000 for 2004 and decreased approximately $183,000 for the nine months ended September 30 from approximately $293,000 for 2003 to approximately $110,000 for 2004 and decreased as a percentage of gross sales from approximately 12.8% and 10.2% for the three and nine months ended September 30, 2003 to approximately 10.2% and 2.8% for the three and nine months ended September 30, 2004, respectively. The decrease for sales returns and allowances as a percentage for the three months ended September 30 is a direct result of selling some product to be liquidated after the new version of product line is released, and the liquidated product is not subject to return. The decrease for the nine months ended September 30 is attributable to an adjustment to the rebates reserve resulting from an internal review of the amount owed and our ability to reach the intended rebate recipients. The reserve balance now properly reflects the open rebate programs and the estimated balance of each that management expects to pay.

COST OF SALES

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package, fulfill and ship the software products. Direct costs and manufacturing overhead also include the amortized software development and the non-capitalized technical support wages. The direct costs and manufacturing overhead decreased from approximately 26.4% of gross revenues for the three months ended September 30, 2003 to approximately 21.3% of gross revenues for the three months ended September 30, 2004 and remained steady at approximately 22% of gross revenues for the nine months ended September 30, 2003 and 2004. The decrease for the three months reflects our ability to purchase more materials in larger volumes at a reduced price per unit as well as our ability to outsource to several new vendors with competitive prices. Furthermore, the nine months ended September 30, 2003 and 2004 include the write down of two distinct categories of obsolete inventory of approximately $61,000 and $32,000, respectively. The 2004 inventory write down was a direct result of settlement negotiations with Zondervan. However, fulfillment costs from a third-party warehouse increased approximately $24,000 during the nine months ended September 30 as we had an increased amount of retail sales during the first quarter of 2004 due to the enhanced releases of QuickVerse® and Membership Plus®. The overall steady 22% of gross revenues for the nine months results from the increase in the amortization of software development costs while the direct costs continue to decrease. The amortization recognized during the three and nine months ended September 30, 2003 resulted from several new software releases in 2003 and the continued amortization of those products released in 2002. Furthermore, the amortization increase for the three and nine months ended September 30, 2004 corresponds with the December 2003 release of QuickVerse® 8.0 and the January 2004 release of Membership Plus® 8.0. The direct costs and manufacturing overhead percentage is expected to continue at the 2004 levels as working capital remains more consistent and as more development projects are implemented.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Beginning balance	$385,746	$504,497	$280,502	$584,706
Capitalized	152,998	237,148	366,101	415,196
Amortized (cost of sales)	64,358	139,369	172,217	397,626
Ending balance	$474,386	$602,276	$474,386	$602,276

Research and development expense (General and administrative)	$18,500	$532	$116,294	$44,228

SALES, GENERAL AND ADMINISTRATIVE

Sales expenses increased approximately $101,000 and $277,000 for the three and nine months ended September 30 from approximately $187,000 and $521,000 for 2003 to approximately $288,000 and $798,000 for 2004. Included in sales expenses, commissions to a third-party telemarketing firm increased approximately $219,000 during the nine months ended September 30 as our sales focus to the direct consumer increased along with the number of new and enhanced product releases during late 2003 and early 2004; Advertising costs also increased approximately $32,000 during the nine months ended September 30 with the new and enhanced product releases earlier in the year and more focus on internet advertisements to target the direct consumer; Marketing and Customer Service costs increased approximately $4,000 as we continue to expand our sales efforts and focus more towards the consumer instead of the retail store.

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

Amortization

Amortization expense increased approximately $9,000 from approximately $378,000 for the nine months ended September 30, 2003 to approximately $387,000 for the nine months ended September 30, 2004. The software license acquired from TLC in July of 1999 is amortized over a 10 year useful life. Amortization expense reflects the continual amortization of the software license. Furthermore, amortization expense for 2004 reflects the launch of our new website during the second quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, Findex had approximately $1,139,000 in current assets, $1,333,000 in current liabilities and a retained deficit of approximately $6,794,000. This continues to create an uncertainty about our ability to continue as a going concern. We had a net income of approximately $478,000 and $465,000 for the three and nine months ended September 30, 2004.

Net cash provided by operating activities was approximately $467,000 and used by operating activities was approximately $795,000 for the nine months ended September 30, 2003 and 2004, respectively. Cash provided by operating activities is not currently adequate to meet our current software development and debt service needs.

Net cash used in investing activities was approximately $455,000 and $422,000 for the nine months ended September 30, 2003 and 2004, respectively. The decrease in cash used for investing activities results from the refund received on our restricted cash held by our merchant banker. However, capitalizing costs associated with software development, costs to upgrade our website to expand our e-commerce capability, and equipment acquisitions all increased for the nine months ended September 30, 2004. Software development activities and equipment acquisitions will continue on an ongoing basis while costs associated with upgrading our website ceased during May 2004 with the launching of our new site.

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

On July 19, 2004, we completed an equity financing in the amount of $1,750,000 through a private placement with Barron Partners, LP (“Barron”). Under the terms of the agreement, Barron purchased 21,875,000 restricted common shares at a price of $.08 per share. In addition, according to the terms of the agreement, Barron is entitled to receive two warrants to purchase common stock. The first warrant would entitle Barron to purchase up to 10,937,500 common shares at an initial price of $.18 per share and the second warrant would entitle Barron to purchase up to 10,937,500 additional common shares at an initial price of $.60 per share. The original terms of the agreement called for the exercise price associated with each of the warrants to be subject to downward adjustment based on the occurrence or non-occurrence of certain events. An amendment to the Barron Stock Purchase Agreement was entered into on September 30, 2004 which removed these provisions.

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

In July 2004, the Company made the final payment to The Zondervan Corporation for $100,000 plus 5% simple interest. This payment completes all of the Company’s obligations that were previously outlined in the settlement with The Zondervan Corporation and TLC dated October 2003 (see Note 13 - Commitments and Contingencies). In addition, according to the settlement agreement, the term of the software license agreement with Parsons Technology, Inc., a subsidiary of TLC, has been extended indefinitely, and provides the Company with the exclusive worldwide right to market, sell, and continue to develop those titles it covers.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

Date: September 30, 2005	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: September 30, 2005	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer