Form 10KSB/A
period 2004-12-31
FINDEX COM INC
filed 2005-10-21
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 3

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

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Revenues for the fiscal year ended December 31, 2004 totaled $5,422,097.

As of October 20, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $2,484,000.

At October 20, 2005, the registrant had outstanding 48,619,855 shares of common stock, of which there is only a single class.

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

The license that we acquired in 1999 provided us with the right, originally for a term of ten years, to publish, use, distribute, sublicense and sell, exclusively worldwide in non-secular channels and non-exclusively (with continuing right retained by Riverdeep, Inc., successor to Parsons Technology) on an unrestricted basis in secular channels, a collection of 65 individual top-selling Christian-related software titles owned by Parsons Technology, including QuickVerse® and Membership Plus®, among others. The license covered a variety of other add-on content titles (e.g., various Bible translations, study guides and sermon preparation tools). The license also included the right for us to modify the programs (including the source code) in order to prepare derivative works and future versions of the programs, and stated that we would exclusively own all rights associated with any such modifications.

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

Since 1999, the developments, including modifications and improvements, that we have made to the originally acquired copyrighted programs covered by the license have been extensive. We have used both in-house developers and third-party contractors in these modifications and improvements over which we retain the exclusive ownership. Given these developments, which have been made through four subsequent versions and seven new editions of QuickVerse®, four subsequent versions and one new edition of Membership Plus®, and various subsequent versions of some of the other titles to which we acquired rights under the license (including those in each of the print and graphics, pastoral, children’s, and language tutorial product categories), we believe that the real value of the copyrights associated with these titles lay almost exclusively at this point in the improvements that we own rather than the base copyrights that we were originally granted and that continue to be owned by Riverdeep, Inc. Moreover, it is our belief that the original source code covered by the license has been effectively rendered valueless by virtue of these subsequent modifications and improvements. Although we do not believe that any third parties have been granted any rights to date in addition to our own to publish or sell these titles into secular channels, and do believe that, even if this has occurred or should occur in the future, the barriers to entry created by the extensive developments that we have made and now own to these otherwise licensed titles would make it practically infeasible for any third party to effectively compete with us in relation to these products in any market, there can be no assurance that one or more competitors will not emerge at some point or that they will not impact on our sales and revenues.

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

    RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Our income before taxes decreased approximately $1,233,000 from an income of approximately $1,473,000 for the twelve months ended December 31, 2003 to an income of approximately $240,000 for the twelve months ended December 31, 2004. This decrease is a result of the following items. For the twelve months ended December 31, 2003, we wrote down accrued royalties of approximately $584,000 and wrote off a note payable of approximately $650,000 and the interest associated with the note of approximately $217,000. Both of these write down items are included in other income. We also wrote down a distinct category of obsolete inventory of approximately $61,000, which is included in cost of sales. For the twelve months ended December 31, 2004, we wrote down the reserve for rebates payable from a change in accounting estimate of approximately $142,000 and wrote down actual rebates payable of approximately $61,000 due to an overstatement. Both of these write down items are recognized as an adjustment to revenue. We also wrote down a distinct category of obsolete inventory of approximately $32,000 which is included in cost of sales, and incurred an expense of approximately $155,000 related to a settlement with an institutional private equity investor which is included in other adjustments. Furthermore, for the twelve months ended December 31, 2004, we recognized approximately a $1,000,000 gain from extinguishment of debt which is classified as other income. The extinguishment of debt is a direct result from settling with various vendors and content providers for lump-sum payments at a reduced amount of balances owed.

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

Shipping and handling costs in connection with our software products are expensed as incurred and included in cost of sales.

Twelve Months Ended December 31	2004	% to Gross Sales	2003	% to Gross Sales	Change	%
Gross sales	$5,786,427	100%	$4,787,545	100%	$998,882	21%
Add rebate adjustments	203,313	4%	170,154	4%	33,159	19%
Less reserve for sales returns and allowances	(567,643)	(10)%	(396,788)	(8)%	(170,855)	43%
Net sales	$5,422,097	94%	$4,560,911	96%	$861,186	19%

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

Sales returns and allowances increased approximately $171,000 from approximately $397,000 for the year ended December 31, 2003 to approximately $568,000 for the year ended December 31, 2004 and increased as a percentage of gross sales from approximately 8% for the year ended December 31, 2003 to approximately 10% for the year ended December 31, 2004. The upward trend in sales returns and allowances as a percentage is attributable to our release of enhanced versions of QuickVerse® and Membership Plus® in late December of 2003 and January of 2004, respectively. The release of these two enhanced products resulted in an increased quantity of sales returns and allowances of prior versions as distributors and stores made shelf space during the first quarter of 2004. Furthermore, the release of QuickVerse® 8.0 in late December of 2003 was the only enhancement to the product within a three year timeframe. We released QuickVerse® 2005 earlier in the fourth quarter of 2004 with only an eleven month difference from the last enhancement. Due to the earlier release, we anticipated stores would have more time to return the previous version of QuickVerse® than compared to a year ago. Product returns during the other quarters were consistent. We anticipate the sales return and allowances as a percentage to follow a downward trend due to our focused sales efforts to the end-users and our decreased presence in the retail market, because incidents of return are lower for sales direct to the end-user than sales into the retail stores. We also wrote down a reserve for rebates payable due to a change in accounting estimate of approximately $142,000 and approximately $124,000 and wrote down actual rebates payable due to an overstatement of approximately $61,000 and approximately $46,000, both of which are included as an adjustment to revenue in accordance with EITF Issue No. 01-09 for the twelve months ended December 31, 2004 and 2003, respectively.

        Cost of Sales

Twelve Months Ended December 31	2004	% to Gross Sales	2003	% to Gross Sales	Change	%
Direct costs	$579,946	10%	$539,595	11%	$40,351	7%
Amortization of software development costs	575,480	10%	355,283	7%	220,197	62%
Royalties	417,604	7%	264,050	6%	153,554	58%
Fulfillment	74,889	1%	43,375	1%	31,514	73%
Freight-out	172,634	3%	125,680	3%	46,954	37%
Cost of sales	$1,820,553	31%	$1,327,983	28%	$492,570	37%

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

Twelve Months Ended December 31	2004	2003
Beginning balance	$584,706	$280,502
Capitalized	692,063	659,487
Amortized (cost of sales)	575,480	355,283
Ending balance	$701,289	$584,706
Research and development expense (General and administrative)	$64,653	$128,159

        Sales, General and Administrative

Twelve Months Ended December 31	2004	% to Gross Sales	2003	% to Gross Sales	Change	%
Selected expenses:
Commissions	$814,623	14%	$570,381	12%	$244,242	43%
Advertising and direct marketing	455,238	8%	240,062	5%	$215,176	90%
Marketing and customer service	10,900	0%	5,511	---%	$5,389	98%
Total sales and marketing	1,280,761	22%	815,954	17%	$464,807	57%
Research and development	64,653	1%	128,159	3%	$(63,506)	-50%
Personnel costs	1,310,506	23%	986,165	21%	$324,341	33%
Legal	71,003	1%	77,037	2%	$(6,034)	-8%
Rent	75,555	1%	51,039	1%	$24,516	48%
Telecommunications	149,443	3%	79,558	2%	$69,885	88%
Corporate services	94,000	2%	---	---%	$94,000	-
Other general and administrative costs	544,678	9%	429,276	9%	$115,402	27%
Total general and administrative	2,309,838	40%	1,751,234	37%	$558,604	32%

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

    LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had $1,551,447 in current assets, $1,383,143 in current liabilities and a retained deficit of $5,879,159. We had income before income taxes of $239,866 and a net income after income taxes of $1,255,725 for the year ended December 31, 2004. Operating expenses for 2004 included approximately $149,000 in non-cash expenses related to shares of common stock and warrants issued for services and approximately $30,000 in non-cash expenses related to shares of common stock issued in a settlement agreement. Other income for 2004 included approximately $1,000,000 from extinguishment of debt. See “Results Of Operations” above.

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

On July 19, 2004, we completed an equity financing in the amount of $1,750,000 through a private placement with Barron Partners. Under the terms of the agreement, Barron purchased 21,875,000 restricted shares of common stock at a price of $0.08 per share. In addition, according to the terms of the agreement, Barron received two warrants to purchase common stock. The first warrant entitles the holder to purchase up to 10,937,500 shares of common stock at a price of $0.18 per share and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of common stock at a price of $0.60 per share; each warrant is subject to standard adjustment provisions. See Exhibits 10.10, 10.11, 10.12 and 10.13.

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

Our copyrighted software content and the brand recognition associated with our related product trademarks are the most important assets that we possess in our ability to generate revenues and profits, and we rely very significantly on these intellectual property assets in being able to effectively compete in our market. There can be no assurance that these intellectual property assets will provide meaningful protection to us from unauthorized use by others, which could result in an increase in competing products and a reduction in our own sales. If we must pursue litigation in the future to enforce or otherwise protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely have to make substantial expenditures and divert valuable resources in any case. This is particularly true given the fact that the copyrights that we own to the source code and other improvements made to our largest-selling products since 1999 have not been registered, which means that we may not rely upon the otherwise existing advantage of a rebuttable presumption of ownership in the event of, and in connection with, any such litigation.

Our exclusive rights to publish and sell our largest-selling titles are limited to non-secular channels.

Approximately 97% of our revenues in 2004, including those generated from sales of QuickVerse® and Membership Plus®, by far our two largest selling software titles, were derived from the publishing and sales of software titles to which we have only the exclusive license to publish and sell into non-secular channels. Although we do not believe that any third parties have been granted any rights to date in addition to our own to publish or sell these titles into secular channels, and do believe that, even if this has occurred or should occur in the future, the barriers to entry created by the extensive developments that we have made and now own to these otherwise licensed titles would make it practically infeasible for any third party to effectively compete with us in relation to these products in any market, there can be no assurance that one or more competitors will not emerge at some point or that they will not impact on our sales and revenues.

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

As discussed in Note 19 to the consolidated financial statements, there were errors in reporting the Company’s settlement agreement for the software license and errors in reporting some of the classifications in the statement of operations that were discovered by management as a result of a regulatory review. Accordingly, the consolidated financial statements have been restated to correct the errors.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
February 18, 2005 except for Notes 5, 8, 9, 10, 11, 12, 13, 15, 16 and 19 dated August 19, 2005

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

		2004	2003
		(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents		$341,359	$41,668
Accounts receivable, trade (Note 2)		566,819	365,803
Inventories (Note 3)		234,000	272,600
Deferred income taxes, net (Note 8)		300,191	---
Other current assets		109,078	21,920
Total current assets		1,551,447	701,991
Property and equipment, net (Note 4)		131,019	65,603
Software license, net (Note 5)		2,265,783	2,769,291
Capitalized software development costs, net (Note 1)		701,289	584,706
Deferred income taxes, net (Note 8)		157,840	---
Restricted cash		50,354	100,354
Other assets		94,101	63,818
Total assets		$4,951,833	$4,285,763

Liabilities and stockholders’ equity
Current liabilities:
Notes payable (Note 6)	$	---	$89,999
Current maturities of long-term debt (Note 7)		35,495	126,876
Accrued royalties		287,514	1,499,006
Accounts payable, trade		621,804	989,354
Accrued payroll		209,984	216,767
Reserve for sales returns		100,180	57,572
Rebates payable		29,561	233,189
Payroll taxes payable		8,235	221,600
Other current liabilities		90,370	89,554
Total current liabilities		1,383,143	3,523,917
Long-term debt (Note 7)		42,972	73,763
Deferred income taxes, net (Note 8)		157,840	717,151
Commitments and contingencies (Note 18)
Stockholders’ equity (Note 9):
Preferred stock, $.001 par value
5,000,000 shares authorized
Series A: -0- and 11,400 shares issued and outstanding, respectively		---	11
Series B: -0- and 40,000 shares issued and outstanding, respectively		---	40
Common stock, $.001 par value
120,000,000 and 50,000,000 shares authorized, respectively
48,619,855 and 21,011,438 shares issued and outstanding, respectively		48,620	21,011
Paid-in capital		9,198,417	7,080,629
Retained (deficit)		(5,879,159)	(7,130,759)
Total stockholders’ equity		3,367,878	(29,068)
Total liabilities and stockholders’ equity		$4,951,833	$4,285,763

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2004	2003
	(Restated)	(Restated)

Revenues, net of reserves and allowances (Notes 11 and 19)	$5,422,097	$4,560,911
Cost of sales (Note 19)	1,820,553	1,327,983
Gross profit	3,601,544	3,232,928
Operating expenses:
Sales and marketing	1,280,761	815,954
General and administrative	2,309,838	1,751,234
Bad debt expense	22,778	23,208
Amortization expense	519,850	504,427
Depreciation expense	44,478	43,224
Total operating expenses	4,177,705	3,138,047
Earnings (loss) from operations	(576,161)	94,881
Interest income	1,378	9,727
Other income (Note 10)	1,011,366	1,458,121
Other adjustments (Note 10 )	(154,569)	---
(Loss) on disposition of assets	(141)	(2,659)
Interest expense	(42,007)	(87,144)
Income before income taxes	239,866	1,472,926
Provision for income taxes (Note 8)	1,015,859	226,461
Net income	$1,255,725	$1,699,387

Basic earnings per share (Note 12):
Basic	$0.04	$0.08
Diluted	$0.04	$0.08

Weighted average shares outstanding (Note 12):
Basic	34,520,754	20,411,438
Diluted	35,195,840	22,365,438

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Retained
	Preferred Stock				Common Stock		Paid-In	Earnings
		Series A		Series B	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2002 (Restated)		$11		$40	19,811,438	$19,811	$7,029,079	$(8,830,146)	$(1,781,205)
Common stock issued for services		---		---	1,200,000	1,200	51,550	---	52,750
Net income, December 31, 2003 (Restated)		---		---	---	---	---	1,699,387	1,699,387
Balance, December 31, 2003 (Restated)		$11		$40	21,011,438	$21,011	$7,080,629	$(7,130,759)	$(29,068)
Common stock issued for services		---		---	2,774,105	2,774	100,445	---	103,219
Common stock warrants issued for services		---		---	---	---	75,715	---	75,715
Common stock cancelled		---		---	(48,387)	(48)	48	---	---
Preferred Series A common stock dividend		---		---	56,356	56	4,069	(4,125)	---
Conversion of preferred stock		(11)		(40)	484,677	485	(434)	---	---
Common stock and warrants issued in connection with
private placement, net of $51,047 of issuance costs		---		---	21,875,000	21,875	1,677,078	---	1,698,953
Conversion of notes payable		---		---	2,466,666	2,467	260,867	---	263,334
Net income, December 31, 2004 (Restated)		---		---	---	---	---	1,255,725	1,255,725
Balance, December 31, 2004 (Restated)	$	---	$	---	48,619,855	$48,620	$9,198,417	$(5,879,159)	$3,367,878

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2004	2003
	(Restated)	(Restated)

Cash flows from operating activities:
Cash received from customers	$5,062,396	$4,228,649
Cash paid to suppliers and employees	(5,673,088)	(3,364,838)
Other operating receipts	9,276	7,977
Interest paid	(37,928)	(43,203)
Interest received	1,378	9,727
Income taxes (paid) refunded	(5,702)	43,909
Net cash provided (used) by operating activities	(643,668)	882,221
Cash flows from investing activities:
Acquisition of property, plant and equipment	(58,247)	(18,433)
Software development costs	(692,063)	(659,486)
Website development costs	(31,838)	(35,684)
Deposits refunded (paid)	35,216	(100,854)
Net cash (used) by investing activities	(746,932)	(814,457)
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	(20,935)	14,657
Payments made on long-term notes payable	(227,727)	(79,404)
Proceeds from convertible notes payable	240,000	---
Proceeds from issuance of stock and warrants	1,750,000	---
Stock offering costs paid	(51,047)	---
Net cash provided (used) by financing activities	1,690,291	(64,747)
Net increase in cash and cash equivalents	299,691	3,017
Cash and cash equivalents, beginning of year	41,668	38,651
Cash and cash equivalents, end of year	$341,359	$41,668

Reconciliation of net income to cash flows from operating activities:
Net income	$1,255,725	$1,699,387
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Software development costs amortized	575,481	355,282
Stock and warrants issued for services	178,929	52,750
Rebate reserve adjustment	(142,039)	(124,262)
Provision for bad debts	22,778	23,208
Depreciation & amortization	564,328	547,651
Debt forgiveness	(1,002,090)	(650,000)
Loss on disposal of property, plant and equipment	141	2,659
Change in assets and liabilities:
(Increase) in accounts receivable	(223,794)	(160,770)
Decrease in inventories	38,600	144,100
(Increase) decrease in refundable income taxes	(2,948)	43,909
(Increase) decrease in prepaid expenses	(84,211)	20,869
(Decrease) in accrued royalties	(324,360)	(631,607)
Increase (decrease) in accounts payable	(271,198)	81,793
(Decrease) in income taxes payable	(1,270)	---
(Decrease) in deferred taxes	(1,017,343)	(226,463)
(Decrease) in other liabilities	(210,397)	(296,285)
Net cash provided (used) by operating activities	$(643,668)	$882,221

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our total and net deferred tax assets, deferred tax asset valuation allowances and deferred tax liabilities at December 31, 2004 and 2003 are as follows:

For the year ended December 31, 2004	Federal	State	Total

Current Deferred Income Taxes
Reserve for sales returns	$34,061	$8,014	$42,075
Reserve for technical support costs	13,362	3,144	16,506
Accrued compensation costs	50,734	11,937	62,671
Deferred revenue	14,807	3,484	18,291
Reserve for bad debts	6,120	1,440	7,560
Operating loss carryforwards	285,600	1,054	286,654
	404,684	29,073	433,757
Less: Valuation allowance	129,005	4,561	133,566
Deferred income tax asset, net	$275,679	$24,512	$300,191

Non-current Deferred Income Taxes
Property and equipment, net	$2,312	$544	$2,856
Reorganization costs	1,700	400	2,100
State deferred tax liabilities	53,665	---	53,665
Operating loss carryforwards	2,555,351	3,957	2,559,308
	2,613,028	4,901	2,617,929
Less: Valuation allowance	1,774,631	4,901	1,779,532
Deferred income tax asset, net	838,397	---	$838,397
Software development costs	(238,438)	(56,103)	$(294,541)
Website costs	(23,020)	(5,416)	(28,436)
Software license fees	(409,360)	(96,321)	(505,681)
State deferred tax assets	(9,739)	---	(9,739)
Deferred income tax liability	(680,557)	(157,840)	$(838,397)
Deferred income tax asset, net	$157,840
Deferred income tax liability, net		$(157,840)

For the year ended December 31, 2003		Federal		State		Total

Current Deferred Income Taxes
Reserve for sales returns		$19,574		$4,606		$24,180
Reserve for technical support costs		12,580		2,960		15,540
Accrued compensation costs		60,781		14,301		75,082
Reserve for bad debts		6,460		1,520		7,980
Operating loss carryforwards		102,000		24,000		126,000
		201,395		47,387		248,782
Less: Valuation allowance		201,395		47,387		248,782
Deferred income tax asset, net	$	---	$	---	$	---

Non-current Deferred Income Taxes
Property and equipment, net		$614		$144		$758
Reorganization costs		11,900		2,800		14,700
State deferred tax liabilities		46,444		---		46,444
Operating loss carryforwards		2,435,074		684,932		3,120,006
		2,494,032		687,876		3,181,908
Less: Valuation allowance		2,494,032		687,876		3,181,908
Deferred income tax asset, net	$	---	$	---		---
Software license fees		$(580,551)		$(136,600)		(717,151)
Deferred income tax liability		$(580,551)		$(136,600)		(717,151)
Deferred income tax liability, net						$(717,151)

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

In July 2004, we issued 21,875,000 restricted shares of common stock for proceeds of $1,750,000 through a private placement with a New York based private investment partnership. In connection with this issuance, we incurred $51,047 in legal and other direct costs. These costs have been recorded as a reduction to additional paid-in capital. In addition, according to the terms of the agreement, the investor received two warrants to purchase shares of common stock. The first warrant entitles the holder to purchase up to 10,937,500 shares of common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of common stock at a price of $0.60 per share; each warrant is subject to standard adjustment provisions.

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

In November 2004, we issued two warrants to purchase shares of common stock in connection with a private placement with a New York based private investment partnership. The first warrant entitles the holder to purchase up to 10,937,500 shares of common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of common stock at a price of $0.60 per share; each warrant is subject to standard adjustment provisions. These warrants are accounted for as stock rights and have been valued at $576,042 each ($1,152,084 total) using the Black-Scholes valuation method and allocated based on paragraph 16 of APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. These warrants are accounted for as rights and were issued on November 10, 2004. The fair value of each warrant was estimated on the date of grant with the following assumptions:

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

See Note 19 - Restatement and Reclassification.

NOTE 11 - REBATE RESERVE ADJUSTMENT (Restated)

During the years ended December 31, 2004 and 2003, we recorded adjustments to our rebates reserve in the amounts of $142,039 and $124,262, respectively; $266,301 in the aggregate. Our reserve balance properly reflects open rebate programs and the estimated balance of each that management expects to pay. These adjustments are the result of, among other things, an internal review of the amount owed and of our ability to reach intended rebate recipients, as properly reflected by historical response rates. These adjustments to our rebate reserves have been recognized as an adjustment to revenue in accordance with EITF Issue No. 01-09.

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

The following table shows the amounts used in computing earnings per common share and the effect on income and the average number of shares of dilutive potential common stock:

For the Year Ended December 31	2004	2003

Net Income	$1,255,725	$1,699,387
Common stock dividend on Preferred Series A	(4,125)	---
Net income available to common shareholders	$1,251,600	$1,699,387

Basic weighted average shares outstanding	34,520,754	20,411,438
Dilutive effect of:
Stock options	429,824	---
Convertible notes payable	---	1,800,000
Convertible Preferred Series A	---	114,000
Convertible Preferred Series B	---	40,000
Warrants	245,262	---
Diluted weighted average shares outstanding	35,195,840	22,365,438

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

	2004	2003

Net income, as reported	$1,255,725	$1,699,387
Pro Forma compensation charge under SFAS No. 123	---	(59,722)
Pro Forma net income	$1,255,725	$1,639,665

Earnings per share:
Basic - as reported	$0.04	$0.08
Basic - pro forma	$0.04	$0.08

Diluted - as reported	$0.04	$0.08
Diluted - pro forma	$0.04	$0.07

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	490%
Risk-free interest rate	3.80%

Activity under our stock option plans is summarized as follows:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2002	2,843,450	$0.33
Granted	500,000	$0.05
Exercised	---	---
Expired or forfeited	(53,167)	$0.39
Canceled	---	---
Balance at December 31, 2003	3,290,283	$0.29
Granted	---	---
Exercised	---	---
Expired or forfeited	(140,083)	$0.12
Canceled	(715,200)	$1.02
Balance at December 31, 2004	2,435,000	$0.09

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

See Note 19 - Restatement and Reclassification.

NOTE 16 - COMMITMENTS AND CONTINGENCIES (Restated)

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial statements taken as a whole.

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

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our net income (3% total). We accrue this bonus on a quarterly basis. Our management team consists of our Chief Executive Officer (with a base annual salary of $150,000), our Chief Financial Officer (with a base annual salary of $110,000), and our Chief Technology Officer (with a base annual salary of $150,000). In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of all accrued base salaries, bonuses ($66,575 included in Other current liabilities at December 31, 2004), and any vested deferred compensation ($30,349 included in Other current liabilities at December 31, 2004) for termination by reason of disability. The agreements also provide for severance compensation equal to the then base salary until the later of (i) the expiration of the term of the agreement as set forth therein or (ii) one year, when the termination is other than for cause (including termination by reason of disability). There is no severance compensation in the event of voluntary termination or termination for cause.

In 2003 and 2004, we reduced our reserve for rebates payable based, in part, on our ability to meet the financial obligation of claims carried forward from our last rebate program in 2001. As such, we may have a legal obligation to pay rebates in excess of the liability recorded.

On July 19, 2004, we entered into a certain Stock Purchase Agreement pursuant to which we agreed to issue and sell 21,875,000 restricted shares of our common stock to Barron Partners, LP, a New York based institutional investor, at a price of $0.08 per share. Under the terms of transaction, Barron received two of our common stock purchase warrants. The first warrant entitles the holder, for a period of up to five years, to purchase up to 10,937,500 common shares at a price of $0.18 per share, subject to standard adjustment provisions.  The second warrant entitles the holder, also for a period of up to five years, to purchase up to 10,937,500 additional common shares at a price of $0.60 per share, subject to standard adjustment provisions.

As part of the financing transaction, we also entered into a certain Registration Rights Agreement with Barron pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under the warrants. On November 22, 2004, we filed a registration statement on Form SB-2 covering the shares issued to Barron, as well as the shares underlying the warrants issued to Barron. Under the terms of the Registration Rights Agreement, as amended, we had until April 22, 2005 to cause such registration statement to be declared effective by the SEC. In accordance with the terms of the Registration Rights Agreement, any delays in meeting this obligation subjected us to liability to Barron in an amount equal to $1,726 per day for the duration of any such delay. We continue to accrue $1,726 ($630,000 per year/365 days) per day in penalties until the registration statement is declared effective. If we are unable to cause the registration statement to be declared effective by December 31, 2005, we will incur total penalties of approximately $437,000 (April 23, 2005 through December 31, 2005) which will directly decrease our net income and possibly cause a net loss for the December 31, 2005 year then ending.

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

Revisions affecting the consolidated statements of operations:

•
During the quarter ended June 30, 2002, we reached a tentative settlement agreement in our arbitration with TLC. The tentative settlement agreement forgave the final, unpaid installment due on a certain software license we originally acquired in July 1999 and extended the 1999 license term from 10 years to 50 years. We originally recorded the final, unpaid installment of $1,051,785 under the 1999 license as an offset against the recorded historical cost of that 1999 license and recalculated the amortization based on this reduced amount and the extension of the useful life to 50 years. Although paragraph 6 of SFAS No. 141, Business Combinations, which guides the recognition and measurement of intangible assets, provides that the measurement of assets in which the consideration given is cash are measured by the amount of cash paid, management has concluded that too much time had passed between the date of the agreement (June 1999) and the date of the tentative settlement (May 2002) for such an offset to be proper. Therefore, we recognized the extinguishment of the liability owed to TLC as income ($1,051,785) in the statement of operations for the year ended December 31, 2002. This adjustment reduced the retained deficit by $856,685, net of additional amortization and related income taxes, at December 31, 2003 and 2004 from that originally reported and had no effect on the consolidated statements of operations or consolidated statements of cash flows for the years then ended.

•
During the quarter ended December 31, 2003, we reached a final settlement agreement in our dispute with Zondervan and TLC. This final settlement extended the life of the 1999 license, and the trademarks included therein, indefinitely. We originally reassessed the useful life of the 1999 license to be indefinite, based on the guidelines provided by paragraphs 53 and 11 of SFAS No. 142, Goodwill and Other Intangible Assets. Management has now concluded a 10 year life is appropriate based on our going concern opinion for 2002 and 2003. Therefore, we restored the estimated economic useful life to the original 10 years and have recalculated annual amortization accordingly. This adjustment increased the retained deficit at December 31, 2003 (for the prior years’ amortization and related income tax effects) and decreased net income by $856,685, net of additional amortization and related income taxes, for the year ended December 31, 2004. There was no net effect on the consolidated statements of cash flows for the years ended December 31, 2003 and 2004, respectively.

Revisions resulting in reclassifications or clarification with no net effect on the consolidated statements of operations:

•
During the year ended December 31, 2003, we made the decision to no longer provide support for certain of our products and destroyed all remaining inventory of those products. We originally recorded this as a non-recurring item in the “Other income (expense)” section of the consolidated statements of operations. We revised the consolidated statement of operations for the year ended December 31, 2003 to reflect this obsolete inventory ($60,792) in cost of sales.

•
During the year ended December 31, 2003, we reached a final settlement agreement in our dispute with Zondervan and TLC. As part of the settlement process, we conducted an internal audit (verified by an independent auditor provided by TLC) of the accrued royalties owed Zondervan. The audit provided that accrued royalties were overstated due to the 2001 bad debt recognition of the trade accounts receivable balance of TLC, which had been accumulated since July 1999. The amount overstated had remained part of the dispute with Zondervan and remained in our liabilities until the final settlement was reached in 2003 due to the uncertainty of the settled amount. We originally reported the adjustment of $583,628 as a non-recurring item in the “Other income (expense)” section of the consolidated statement of operations. The revised consolidated statement of operations for the year ended December 31, 2003 reflects the adjustment as “Other income” in the “Other income (expense)” section.

•
During the year ended December 31, 2003, we reclassified loan proceeds, and the corresponding accrued interest payable, that were previously recorded as an unsecured note payable. The proceeds were initially recorded as an unsecured note payable based on an oral understanding with an employee of a third-party consultant in 1999. We had historically accrued interest on the outstanding balance at 9%, the rate deemed reasonable by management at the time of the oral agreement. We continued to accrue interest on the proceeds until we made the determination to reclassify the proceeds and accumulated accrued interest. The determination to reclassify the obligation, and related accrued interest, was made on the basis of the combined facts that (i) the obligation exists, if at all, solely pursuant to an oral loan agreement made in 1999 in the State of North Carolina with a representative of the party to whom the obligation was believed to have been owed, (ii) no party has ever made any demand for repayment thereof despite the fact that no payments have ever been made on the obligation, (iii) the party believed to be owed the obligation, upon inquiry, claims no record of any such obligation, and (iv) the State of North Carolina Statute of Limitations applicable to oral agreements, believed to govern the continued enforceability of the obligation, had expired. We originally reported the reclassification as a non-recurring item of $866,516 in the “Other income (expense)” section of the consolidated statement of operations. The revised consolidated statement of operations for the year ended December 31, 2003 reflects the adjustment as “Other income” in the “Other income (expense)” section.

•
During the three months ended March 31, 2004, and as a direct result of the settlement with Zondervan and TLC, we wrote-off inventory containing content from Zondervan. Though not technologically obsolete, we were unable to sell the inventory under the terms of the settlement. We originally recorded the $32,396 as a non-recurring item in the “Other income (expense)” section of the consolidated statement of operations. The revised condensed consolidated statement of operations for the year ended December 31, 2004 reflects this inventory adjustment in cost of sales.

•
During the three months ended September 30, 2004, we settled an agreement with Swartz Private Equity for early termination. In connection therewith, we issued 295,692 shares of common stock valued at $0.10 per share and paid a cash lump sum of $125,000. We originally recorded this transaction as expenses incurred in a withdrawn public offering and reflected it as a non-recurring item of $154,569 in the consolidated statement of operations. The revised condensed consolidated statement of operations for the year ended December 31, 2004 reflects this transaction as “Other expenses” in the “Other income (expense)” section.

•
During the three months ended September 30, 2004, we negotiated settlement with several of our creditors. The debt extinguishment ($1,002,090 total) was originally reported as an extraordinary item, net of income tax effects ($601,216), on the consolidated statement of operations. The revised condensed consolidated statement of operations for the year ended December 31, 2004 includes this transaction in “Other income”.

•
We erroneously treated the 2004 rebates reserve adjustment of $266,301 as an expense recovery in operating expenses. The correct presentation is as an adjustment to revenue, as provided by EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). In addition, we reassessed the adequacy of our rebates reserve at December 31, 2003 and allocated $124,262 of the total adjustment to fiscal year 2003 with the remaining $142,039 allocated to fiscal year 2004.  See Note 11 - Rebate Reserve Adjustment.

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
(c) Rounding difference.

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2003

	As Previously Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$36,339	$41,668		$5,329	(a)
Accounts receivable, trade	365,803	365,803		---
Inventories	272,600	272,600		---
Other current assets	21,920	21,920		---
Total current assets	696,662	701,991		5,329
Property and equipment, net	65,603	65,603		---
Software license, net	2,513,158	2,769,291		256,133	(b)
Capitalized software development costs, net	584,706	584,706		---
Restricted cash	105,683	100,354		(5,329)	(a)
Other assets	63,818	63,818		---
Total assets	$4,029,630	$4,285,763		$256,133

Liabilities and stockholders’ equity
Current liabilities:
Notes payable (Note 6)	$89,999	$89,999	$	---
Current maturities of long-term debt	126,876	126,876		---
Accrued royalties	1,499,006	1,499,006		---
Accounts payable, trade	989,354	989,354		---
Accrued payroll	216,767	216,767		---
Reserve for sales returns	57,572	57,572		---
Reserve for rebates payable	357,451	233,189		(124,262)	(e)
Payroll taxes payable	221,600	221,600		---
Other current liabilities	89,554	89,554		---
Total current liabilities	3,648,179	3,523,917		(124,262)
Long-term debt (Note 7)	73,764	73,763		(1)	(c)
Deferred income taxes, net (Note 8)	1,051,327	717,151		(334,176)	(d)
Commitments and contingencies (Note 18)
Stockholders’ equity (Note 9):
Preferred stock	51	51		---
Common stock	21,011	21,011		---
Paid-in capital	7,080,629	7,080,629		---
Retained (deficit)	(7,845,331)	(7,130,759)		714,572
Total stockholders’ equity	(743,640)	(29,068)		714,572
Total liabilities and stockholders’ equity	$4,029,630	$4,285,763		$256,133

(a) Reclassify cash held for repurchase of invoices assigned to factor as corresponding liability classified as current liability.
(b) Decrease from reclassification of 2002 debt forgiveness and additional accumulated amortization.
(c) Rounding difference.
(d) Decrease from effects of recognizing additional amortization.
(e) Decrease from reassessment of reserve balance.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Year Ended December 31, 2004

	As Previously Reported	As Restated	Change

Revenues, net of reserves and allowances	$5,218,784	$5,422,097	$203,313	(a)
Cost of sales	1,745,664	1,820,553	74,889	(b)
Gross profit	3,473,120	3,601,544	128,424
Operating expenses:
Sales and marketing	1,294,377	1,280,761	(13,616)	(c)
General and administrative	2,309,837	2,309,838	1	(d)
Rebate reserve adjustment	(266,301)	---	266,301	(a)
Bad debt expense	22,778	22,778	---
Amortization expense	16,343	519,850	503,507	(e)
Depreciation expense	44,478	44,478	---
Total operating expenses	3,421,512	4,177,705	756,193
Earnings (loss) from operations	51,608	(576,161)	(627,769)
Interest income	1,378	1,378	---
Other income	9,276	1,011,366	1,002,090	(f)
Nonrecurring items	(154,569)	---	154,569	(g)
Other adjustments	---	(154,569)	(154,569)	(g)
Loss on disposition of assets	(141)	(141)	---
Interest expense	(42,007)	(42,007)	---
Income (Loss) before income taxes	(134,455)	239,866	374,321
Provision for income taxes	1,750,908	1,015,859	(735,049)	(h)
Income before extraordinary item	1,616,453	1,255,725	(360,728)
Extraordinary item, net of applicable taxes	601,216	---	(601,216)	(i)
Net income	$2,217,669	$1,255,725	$(961,944)

Basic earnings per share:
Basic	$0.06	$0.04	$(0.02)	(j)
Diluted	$0.06	$0.04	$(0.02)	(j)

Weighted average shares outstanding:
Basic	34,520,754	34,520,754	---
Diluted	35,195,840	35,195,840	---

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

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Year Ended December 31, 2003

	As Previously Reported	As Restated		Change

Revenues, net of reserves and allowances	$4,390,757	$4,560,911		$170,154	(a)
Cost of sales	1,284,608	1,327,983		43,375	(b)
Gross profit	3,106,149	3,232,928		126,779
Operating expenses:
Sales and marketing	813,438	815,954		2,516	(c)
General and administrative	1,751,235	1,751,234		(1)	(d)
Nonrecurring items	(583,628)	---		583,628	(e)
Bad debt expense	23,208	23,208		---
Amortization expense	45,157	504,427		459,270	(f)
Depreciation expense	43,224	43,224		---
Total operating expenses	2,092,634	3,138,047		1,045,413
Earnings from operations	1,013,515	94,881		(918,634)
Interest income	9,727	9,727		---
Other income	7,977	1,458,121		1,450,144	(e)
Nonrecurring items	866,516	---		(866,516)	(e)
Loss on disposition of assets	(2,659)	(2,659)		---
Interest expense	(87,144)	(87,144)		---
Income before income taxes	1,807,932	1,472,926		(335,006)
Provision for income taxes	33,567	226,461		192,894	(g)
Net income	$1,841,499	$1,699,387		$(142,112)

Basic earnings per share:
Basic	$0.09	$0.08		$(0.01)	(h)
Diluted	$0.08	$0.08	$	---

Weighted average shares outstanding:
Basic	20,411,438	20,411,438		---
Diluted	22,365,438	22,365,438		---

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

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31, 2004

	As Previously Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$5,062,396	$5,062,396	$	---
Cash paid to suppliers and employees	(5,673,088)	(5,673,088)		---
Other operating receipts	9,276	9,276		---
Interest paid	(37,928)	(37,928)		---
Interest received	1,378	1,378		---
Income taxes (paid) refunded	(5,702)	(5,702)		---
Net cash (used) by operating activities	(643,668)	(643,668)		---
Cash flows from investing activities:
Acquisition of property, plant and equipment	(58,247)	(58,247)		---
Software development costs	(692,063)	(692,063)		---
Website development costs	(31,838)	(31,838)		---
Deposits refunded	40,545	35,216		(5,329)	(a)
Net cash (used) by investing activities	(741,603)	(746,932)		(5,329)
Cash flows from financing activities:
Payments made on line of credit, net	(20,935)	(20,935)		---
Payments made on long-term notes payable	(227,727)	(227,727)		---
Proceeds from convertible notes payable	240,000	240,000		---
Proceeds from issuance of stock and warrants	1,750,000	1,750,000		---
Stock offering costs paid	(51,047)	(51,047)		---
Net cash provided by financing activities	1,690,291	1,690,291		---
Net increase in cash and cash equivalents	305,020	299,691		(5,329)
Cash and cash equivalents, beginning of year	36,339	41,668		5,329	(a)
Cash and cash equivalents, end of year	$341,359	$341,359	$	---

Reconciliation of net income to cash flows from operating activities:
Net income	$2,217,669	$1,255,725		$(961,944)	(b)
Adjustments to reconcile net income to net cash
(used) by operating activities:
Software development costs amortized	575,481	575,481		---
Stock and warrants issued for services	178,929	178,929		---
Rebate reserve adjustment	266,301	(142,039)		(408,340)	(c)
Provision for bad debts	22,778	22,778		---
Depreciation & amortization	60,821	564,328		503,507	(d)
Loss on disposal of property, plant and equipment	141	141		---
Debt forgiveness	---	(1,002,090)		(1,002,090)	(e)
Extraordinary item	(1,002,090)	---		1,002,090	(e)
Change in assets and liabilities:
(Increase) in accounts receivable	(223,794)	(223,794)		---
Decrease in inventories	38,600	38,600		---
(Increase) in refundable income taxes	(2,948)	(2,948)		---
(Increase) in prepaid expenses	(84,211)	(84,211)		---
(Decrease) in accrued royalties	(324,360)	(324,360)		---
(Decrease) increase in accounts payable	(271,198)	(271,198)		---
(Decrease) in income taxes payable	(1,270)	(1,270)		---
(Decrease) in deferred taxes	(1,351,518)	(1,017,343)		334,175	(f)
(Decrease) in other liabilities	(742,999)	(210,397)		532,602	(c)
Net cash (used) by operating activities	$(643,668)	$(643,668)	$	---

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

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31, 2003

	As Previously Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$4,228,649	$4,228,649	$	---
Cash paid to suppliers and employees	(3,364,838)	(3,364,838)		---
Other operating receipts	7,977	7,977		---
Interest paid	(43,203)	(43,203)		---
Interest received	9,727	9,727		---
Income taxes refunded	43,909	43,909		---
Net cash provided by operating activities	882,221	882,221		---
Cash flows from investing activities:
Acquisition of property, plant and equipment	(18,433)	(18,433)		---
Software development costs	(659,486)	(659,486)		---
Website development costs	(35,684)	(35,684)		---
Deposits paid	(500)	(100,854)		(100,354)	(a)
Net cash (used) by investing activities	(714,103)	(814,457)		(100,354)
Cash flows from financing activities:
Proceeds from line of credit, net	14,657	14,657		---
Payments made on long-term notes payable	(79,404)	(79,404)		---
Net cash (used) by financing activities	(64,747)	(64,747)		---
Net increase in cash and cash equivalents	103,371	3,017		(100,354)	(a)
Cash and cash equivalents, beginning of year	(67,032)	38,651		105,683	(c)
Cash and cash equivalents, end of year	$36,339	$41,668		$5,329	(b)

Reconciliation of net income to cash flows from operating activities:
Net income	$1,841,499	$1,699,387		$(142,112)
Adjustments to reconcile net income to net cash
provided by operating activities:
Software development costs amortized	355,282	355,282		---
Stock and warrants issued for services	52,750	52,750		---
Rebate reserve adjustment	---	(124,262)		(124,262)	(g)
Provision for bad debts	23,208	23,208		---
Depreciation & amortization	88,381	547,651		459,270	(d)
Loss on disposal of property, plant and equipment	2,659	2,659		---
Debt forgiveness	---	(650,000)		(650,000)	(e)
Non-cash non-recurring item	(650,000)	---		650,000	(e)
Change in assets and liabilities:
(Increase) in accounts receivable	(160,770)	(160,770)		---
Decrease in inventories	144,100	144,100		---
Decrease in refundable income taxes	43,909	43,909		---
Decrease in prepaid expenses	20,869	20,869		---
(Decrease) in accrued royalties	(631,607)	(631,607)		---
Increase in accounts payable	81,793	81,793		---
(Decrease) in deferred taxes	(33,567)	(226,463)		(192,896)	(f)
(Decrease) in other liabilities	(296,285)	(296,285)		---
Net cash provided by operating activities	$882,221	$882,221	$	---

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
(g) Adjustment from reassessment of rebate reserve adequacy.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On July 19, 2004, we entered into a certain Stock Purchase Agreement pursuant to which we agreed to issue and sell 21,875,000 restricted shares of our common stock to Barron Partners, LP, a New York based institutional investor, at a price of $0.08 per share. Under the terms of transaction, Barron Partners, LP received two of our common stock purchase warrants. The first warrant entitles the holder, for a period of up to five years, to purchase up to 10,937,500 common shares at a price of $0.18 per share, subject to standard adjustment provisions.  The second warrant entitles the holder, also for a period of up to five years, to purchase up to 10,937,500 additional common shares at a price of $0.60 per share, subject to standard adjustment provisions.

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

10.11	Amendment No. 1 To Barron Partners, LP Stock Purchase Agreement dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003. FILED HEREWITH.

14.1	Code of Ethics, adopted by Board of Directors October 21, 2005. FILED HEREWITH.

21.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

31.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated October 21, 2005. FILED HEREWITH.

31.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated October 21, 2005. FILED HEREWITH.

32.1
Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated October 21, 2005. FILED HEREWITH.

32.2
Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated October 21, 2005. FILED HEREWITH.

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

Date: October 21, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President and Chief	October 21, 2005
Steven Malone	Executive Officer (principal executive officer)

/s/ John A. Kuehne	Director	October 21, 2005
John A. Kuehne

/s/ Henry M. Washington	Director	October 21, 2005
Henry M. Washington

/s/ Kirk R. Rowland	Director and Chief Financial Officer	October 21, 2005
Kirk R. Rowland	(principal financial and accounting officer)