Form 10QSB/A
period 2005-06-30
FINDEX COM INC
filed 2005-10-21
CIK 1089061

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 48,619,855 common shares as of October 20, 2005.

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

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
		2005	2004		2005	2004
			(Restated)			(Restated)

Revenues, net of reserves and allowances		$1,276,996	$1,020,885		$2,954,410	$2,653,853
Cost of sales		450,993	271,410		959,778	740,069
Gross profit		826,003	749,475		1,994,632	1,913,784
Operating expenses:
Sales and marketing		307,521	267,902		734,968	510,501
General and administrative		690,078	615,895		1,325,796	1,171,574
Bad debt expense		22,016	---		22,669	2,500
Depreciation and amortization		145,780	139,187		291,548	274,639
Total operating expenses		1,165,395	1,022,984		2,374,981	1,959,214
Loss from operations		(339,392)	(273,509)		(380,349)	(45,430)
Other expenses, net		(2,920)	(16,188)		(6,775)	(30,518)
Loss before income taxes		(342,312)	(289,697)		(387,124)	(75,948)
Provision for income taxes		149,669	(31,011)		299,158	(61,322)
Net loss		$(192,643)	$(320,708)		(87,966)	(137,270)
Retained deficit at beginning of year					(5,879,161)	(7,130,761)
Retained deficit at end of period					$(5,967,127)	$(7,268,031)

Net loss per share:
Basic	$	---	$(0.01)	$	---	$(0.01)
Diluted	$	---	$(0.01)	$	---	$(0.01)

Weighted average shares outstanding:
Basic		48,619,855	23,276,312		48,619,855	22,143,875
Diluted		48,619,855	23,276,312		48,619,855	22,143,875

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2005	2004
		(Restated)

Cash flows from operating activities:
Cash received from customers	$2,887,090	$2,639,964
Cash paid to suppliers and employees	(2,531,135)	(2,409,585)
Other operating activities, net	1,323	(28,166)
Net cash provided by operating activities	357,278	202,213
Cash flows from investing activities:
Software development costs	(594,161)	(178,049)
Other investing activities, net	20,000	(50,933)
Net cash (used) by investing activities	(574,161)	(228,982)
Cash flows from financing activities:
Payments on line of credit, net	---	(2,999)
Payments made on long-term notes payable	(28,535)	(50,890)
Net cash (used) by financing activities	(28,535)	(53,889)
Net (decrease) in cash and cash equivalents	(245,418)	(80,658)
Cash and cash equivalents, beginning of year	341,359	41,668
Cash and cash equivalents, end of period	$95,941	$(38,990)

Reconciliation of net loss to cash flows from operating activities:
Net loss	$(87,966)	$(137,270)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Software development costs amortized	364,347	258,258
Stock and warrants issued for services	---	44,186
Rebate reserve adjustment	---	(142,039)
Provision for bad debts	22,669	2,500
Depreciation & amortization	291,548	274,639
Loss on disposal of property, plant and equipment	1,869	---
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(73,542)	180,062
Decrease in inventories	8,113	110,697
Decrease in refundable taxes	7,164	---
(Increase) decrease in prepaid expenses	30,177	(75,406)
Increase (decrease) in accrued royalties	17,238	(204,937)
Increase (decrease) in accounts payable	29,180	(174,711)
Increase in income taxes payable	180	700
Increase (decrease) in deferred taxes	(299,338)	60,625
Increase in other liabilities	45,639	4,909
Net cash provided by operating activities	$357,278	$202,213

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

NOTE 4 - EARNINGS PER COMMON SHARE, (Restated)

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

The following table shows the amounts used in computing earnings per common share and the effect on income and the average number of shares of dilutive potential common stock:

For the Three Months Ended June 30	2005	2004
		(Restated)

Net Income (loss)	$(192,643)	$(320,708)
Preferred stock dividends	---	---
Net income (loss) available to common shareholders	$(192,643)	$(320,708)

Basic weighted average shares outstanding	48,619,855	23,276,312
Dilutive effect of:
Stock options	---	---
Convertible notes payable	---	---
Convertible Preferred Series A	---	---
Convertible Preferred Series B	---	---
Warrants	---	---
Diluted weighted average shares outstanding	48,619,855	23,276,312

For the Six Months Ended June 30	2005	2004
		(Restated)

Net Income (loss)	$(87,966)	$(137,270)
Preferred stock dividends	---	---
Net income (loss) available to common shareholders	$(87,966)	$(137,270)

Basic weighted average shares outstanding	48,619,855	22,143,875
Dilutive effect of:
Stock options	---	---
Convertible notes payable	---	---
Convertible Preferred Series A	---	---
Convertible Preferred Series B	---	---
Warrants	---	---
Diluted weighted average shares outstanding	48,619,855	22,143,875

A total of 25,585,000 and 5,008,892 dilutive potential securities for the three and six months ended June 30, 2005 and 2004, respectively, have been excluded from the computation of diluted earnings per common share, as their inclusion would be anti-dilutive.

NOTE 5 - COMMITMENTS AND CONTINGENCIES, (Restated)

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial statements taken as a whole.

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our net income (3% total). We accrue this bonus on a quarterly basis. Our management team consists of our Chief Executive Officer (with a base annual salary of $150,000), our Chief Financial Officer (with a base annual salary of $110,000), and our Chief Technology Officer (with a base annual salary of $150,000). In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of all accrued base salaries, bonuses ($54,064 included in Other current liabilities at June 30, 2005), and any vested deferred compensation ($28,311 included in Other current liabilities at June 30, 2005) for termination by reason of disability. The agreements also provide for severance compensation equal to the then base salary until the later of (i) the expiration of the term of the agreement as set forth therein or (ii) one year, when the termination is other than for cause (including termination by reason of disability). There is no severance compensation in the event of voluntary termination or termination for cause.

In 2003 and 2004, we reduced our reserve for rebates payable based, in part, on our ability to meet the financial obligation of claims carried forward from our last rebate program in 2001. As such, we may have a legal obligation to pay rebates in excess of the liability recorded.

As part of the July 2004 financing transaction, we entered into a certain Registration Rights Agreement with a New York based private investment partnership pursuant to which we committed to registering all of the shares issued as part of such transaction, including those issuable under each of the two warrants. On November 22, 2004, we filed a registration statement on Form SB-2 covering the shares issued to Barron, as well as the shares underlying the warrants issued to Barron. Under the terms of the Registration Rights Agreement, as amended, we had until April 22, 2005 to cause such registration statement to be declared effective by the SEC. In accordance with the terms of the Registration Rights Agreement, any delays in meeting this obligation subjected us to liability to Barron in an amount equal to $1,726 per day for the duration of any such delay. Through June 30, 2005, we have accrued a total of $119,000 in registration rights penalties, inclusive of an adjustment made pursuant to a tentative verbal agreement reached with Barron Partners in April 2005, for failing to cause the registration statement to be declared effective by the SEC by April 22, 2005. If we are unable to cause such registration statement to be declared effective by December 31, 2005, we will incur total penalties of approximately $437,000 (April 23, 2005 through December 31, 2005), which will directly decrease our net income and possibly cause a net loss for the year then ending.

NOTE 6 - RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We depend upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to us, operations could be adversely affected.

NOTE 7 - SUBSEQUENT EVENTS, (Restated)

As of June 30, 2005, the registration statement filed on November 22, 2004 had not yet been declared effective, and we have accrued $119,000 (69 days at $1,726 per day) in penalties under the Registration Rights Agreement, inclusive of an adjustment made pursuant to a tentative verbal agreement reached with Barron Partners in April 2005, wherein, in relation to the associated accruing penalties, we agreed to pay Barron Partners an amount in cash equal to $100,000 to toll the accrual of further penalties until June 21, 2005. Although this amount has been paid in full, penalties in the amount of $1,726 per day continue to accrue from June 21, 2005 until the registration statement is declared effective, at which time a negotiated reduction of such total amount is expected to be reached, the extent of which is as yet unknown, and terms of payment of which are expected to be agreed to which will allow us to reasonably meet our ongoing operating needs. We have experienced continued delays in effectiveness of such registration statement due principally to ongoing efforts made necessary by our determination to restate certain of our historical financial information. Although there can be no assurance, management is hopeful that we will cause the registration statement to be declared effective in the near future. The amount paid by us to date to satisfy this obligation has, and any continued delays in our ability to cause the registration statement to be declared effective coupled with additional amounts which we are and may be required to pay, will have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a corresponding reduction in our net income and the likelihood of a net loss for the year.

NOTE 8 - RESTATEMENT AND RECLASSIFICATION

We have restated our financial statements for the three and six months ended June 30, 2004 to reflect certain issues identified during a regulatory review of our financial statements associated with a certain registration statement filed with the SEC on November 22, 2004 on Form SB-2. Our management and our board of directors have concluded these restatements are necessary to reflect the changes described below. There was no net effect on cash provided by operating activities or cash used by investing and financing activities as a result of these corrections.

▪
In June 1999 we entered into a certain software license agreement with Parsons Technology, Inc. to manufacture, distribute and sell a variety of software titles, including QuickVerse®and Membership Plus®, by far our two largest selling titles. During the three month period ended June 30, 2002 we reached a tentative settlement agreement in an arbitration arising out of the 1999 license with TLC, the licensor-assignee at the time. The tentative settlement agreement forgave the final, unpaid installment of $1,051,785, which we offset against the carrying amount of the 1999 license. Although paragraph 6 of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which guides the recognition and measurement of intangible assets, provides that the measurement of an asset in which the consideration given is cash is measured by the amount of cash paid, management has concluded that too much time had elapsed between the date of the 1999 license and the date of the tentative settlement agreement for such an offset to be appropriate. Therefore, we have recognized the extinguishment of the liability owed to TLC as income, in the amount of$1,051,785, in our 2002 statement of operations. We have restated the retained deficit as of December 31, 2003 and there was no net effect on our consolidated statements of operations and consolidated statements of cash flows for the three and six months then ended as a result of this correction.

▪
Also during the three month period ended June 30, 2002, we extended the estimated life of the 1999 license from 10 years to 50 years in accordance with the terms of the tentative settlement agreement with TLC. Although the 1999 license provides for the unlimited and exclusive use of the trademarks related to the software programs, and our management has assessed the useful life of the 1999 license as indefinite, though limited by the contractual provisions to 50 years, based on the estimated future direct or indirect cash flows from the 1999 license, as provided by paragraphs 11 and 53 of SFAS No. 142, Goodwill and Other Intangible Assets, our management has concluded that a 10 year life is appropriate on the basis of our going concern opinions for 2002 and 2003. We have restated our condensed consolidated statements of operations ($251,753) and consolidated statements of cash flows for the three and six months ended June 30, 2004.

▪
During the three months ended June 30, 2004, we erroneously included rebates, and adjustments to rebates, in sales and marketing expenses. The more appropriate presentation should have been, and is now, as an adjustment to revenue, in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). During the three months ended June 30, 2004, we originally recorded an adjustment to the rebates reserve in the amount of $266,301 and an adjustment to rebates payable in the amount of $12,599. Upon reassessment of the adequacy of our reserve at December 31, 2003, we have allocated $124,262 of the total adjustment to fiscal year 2003 and $142,039 to fiscal year 2004 with $66,575 allocated to the three months ended March 31, 2004 and $75,464 allocated to the three months ended June 30, 2004. These adjustments resulted from a change in our internal control over financial reporting. Previously, when making our assessment of the adequacy of our reserve for rebates, we did not take into consideration the amount and number of outstanding checks, issued checks that were returned as undeliverable, or our ability to meet our recorded financial obligation. We have changed our internal control procedures to include review of each of these factors in our assessment of the adequacy of our reserve for rebates.

▪
During the three months ended March 31, 2004, and as a direct result of the settlement with Zondervan and TLC, we wrote-off obsolete inventory with a carried cost totaling $32,396. We originally recorded this as a non-recurring item in the “Other income (expense)” section of the consolidated statement of operations. Our revised condensed consolidated statement of operations for the three and six months ended June 30, 2004 reflects this inventory adjustment in Cost of sales. There was no net effect on net income (loss) from this reclassification for the three and six months ended June 30, 2004.

▪
Rebates payable to a third-party processor were overstated ($98,946) on our consolidated financial statements for the year ended December 31, 2000. We discovered the error during the preparation of our condensed consolidated financial statements for the three months ended March 31, 2004. We originally recorded the error correction as an adjustment to the beginning retained earnings of the year ended December 31, 2003 on the 2004 quarterly and annual filings. Our revised consolidated statement of operations for the year ended December 31, 2000 reflects an adjustment to revenue and reported the correction on Form 10-KSB/A for the year then ended. This revision had no net effect on the net loss for the three and six months ended June 30, 2004 or retained deficit at June 30, 2004 or December 31, 2003.

▪
We have also reclassified various other expense items in our condensed consolidated statements of operations for the three and six months ended June 30, 2004 to conform to the presentation in the statements of operations for the year ended December 31, 2004. There was no net effect on net income (loss) from these reclassifications for the three and six months ended June 30, 2004.

A summary of the effects of these changes is as follows:

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2004
(Unaudited)

	As Originally Reported	As Restated	Change

Revenues, net of reserves and allowances	$2,499,215	$2,653,853	$154,638	(a)
Cost of sales	630,791	740,069	109,278	(b)
Gross profit	1,868,424	1,913,784	45,360
Operating expenses:
Sales and marketing	497,049	510,501	13,452	(c)
General and administrative	1,249,306	1,171,574	(77,732)	(d)
Inventory write down	32,396	---	(32,396)	(e)
Rebate reserve adjustment	(266,301)	---	266,301	(f)
Bad deb provision	2,500	2,500	---
Depreciation and amortization	22,886	274,639	251,753	(g)
Total operating expenses	1,537,836	1,959,214	421,378
Earnings (loss) from operations	330,588	(45,430)	(376,018)
Other expenses, net	(30,518)	(30,518)	---
Income (loss) before income taxes	300,070	(75,948)	(376,018)
Provision for income taxes	(2,305)	(61,322)	(59,017)	(h)
Net income (loss)	$297,765	$(137,270)	$(435,035)

Net earnings (loss) per share:
Basic	$0.01	$(0.01)	$(0.02)
Diluted	$0.01	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic	22,143,875	22,143,875	---
Diluted	23,821,007	22,143,875	(1,677,132)	(i)

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
(f) Increase from reclassification as an adjustment to revenue and allocation between 2003 and 2004.
(g) Increase from effects of additional amortization of the software license agreement.
(h) Income tax effects of additional software license amortization.
(i) Decrease due to change from net income to net loss.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2004
(Unaudited)

		As Originally Reported	As Restated	Change

Revenues, net of reserves and allowances		$961,951	$1,020,885	$58,934	(a)
Cost of sales		233,102	271,410	38,308	(b)
Gross profit		728,849	749,475	20,626
Operating expenses:
Sales and marketing		280,033	267,902	(12,131)	(c)
General and administrative		658,603	615,895	(42,708)	(d)
Rebate reserve adjustment		(266,301)	---	266,301	(e)
Depreciation and amortization		13,311	139,187	125,876	(f)
Total operating expenses		685,646	1,022,984	337,338
Earnings (loss) from operations		43,203	(273,509)	(316,712)
Other expenses, net		(16,188)	(16,188)	---
Income (loss) before income taxes		27,015	(289,697)	(316,712)
Provision for income taxes		(1,505)	(31,011)	(29,506)	(g)
Net income (loss)		$25,510	$(320,708)	$(346,218)

Net earnings (loss) per share:
Basic	$	---	$(0.01)	$(0.01)
Diluted	$	---	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic		23,276,312	23,276,312	---
Diluted		24,953,444	23,276,312	(1,677,132)	(h)

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
(e) Increase from reclassification as an adjustment to revenue and allocation between 2003 and 2004.
(f) Increase from effects of additional amortization of the software license agreement.
(g) Income tax effects of additional software license amortization.
(h) Decrease due to change from net income to net loss.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004
(Unaudited)

	As Originally Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$2,687,874	$2,639,964		$(47,910)	(a)
Cash paid to suppliers and employees	(2,691,400)	(2,409,585)		281,815	(b)
Other operating activities, net	205,739	(28,166)		(233,905)	(c)
Net cash provided by operating activities	202,213	202,213		---
Cash flows from investing activities:
Acquisition of property and equipment	(18,612)	(18,612)		---
Software development costs	(178,049)	(178,049)		---
Website development costs	(31,836)	(31,836)		---
Deposits made	(485)	(485)		---
Net cash (used) by investing activities	(228,982)	(228,982)		---
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	(2,999)	(2,999)		---
Payments made on long-term notes payable	(50,890)	(50,890)		---
Net cash (used) by financing activities	(53,889)	(53,889)		---
Net (decrease) in cash and cash equivalents	(80,658)	(80,658)		---
Cash and cash equivalents, beginning of year	142,022	41,668		(100,354)	(d)
Cash and cash equivalents (overdraft), end of period	$61,364	$(38,990)		$(100,354)

Reconciliation of net income (loss) to cash flows from operating activities:
Net income (loss)	$297,765	$(137,270)		$(435,035)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Software development costs amortized	258,258	258,258		---
Provision for bad debts	2,500	2,500		---
Stock and warrants issued for services	44,186	44,186		---
Rebate reserve adjustment	(266,301)	(142,039)		124,262	(e)
Depreciation and amortization	22,886	274,639		251,753	(f)
Change in assets and liabilities:
Decrease in accounts receivable	180,062	180,062		---
Decrease in inventories	110,697	110,697		---
(Increase) in prepaid expenses	(75,406)	(75,406)		---
(Decrease) in accrued royalties	(204,937)	(204,937)		---
(Decrease) in accounts payable	(174,711)	(174,711)		---
Increase in income taxes payable	700	700		---
Increase in deferred taxes	1,605	60,625		59,020	(g)
Increase (decrease) in other liabilities	4,909	4,909		---
Net cash provided by operating activities	$202,213	$202,213	$	---

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
(e) Allocation of rebate reserve adjustment to 2003 and 2004.
(f) Additional software license amortization.
(g) Net income tax effects of additional software amortization.

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

Results Of Operations for Quarters Ending June 30, 2005 and June 30, 2004

Statement of Operations for Six Months Ended June 30	2005	2004	Change	%
Net Revenues	$2,954,410	$2,653,853	$300,557	11%
Cost of Sales	$959,778	$740,069	$219,709	30%
Gross Profit	$1,994,632	$1,913,784	$80,848	4%
Total Operating Expenses	$(2,374,981)	$(1,959,214)	$(415,767)	21%
Other Expenses	$(6,775)	$(30,518)	$23,743	-78%
Income (loss) before income taxes	$(387,124)	$(75,948)	$(311,176)	410%
Provision for income taxes	$299,158	$(61,322)	$360,480	-588%
Net loss	$(87,966)	$(137,270)	$49,304	-36%

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating only about 33% of our annual sales.

During the six months ended June 30, 2004, we wrote down a distinct category of obsolete inventory of approximately $32,000 which is included in cost of sales. We also wrote down a reserve for rebates payable due to a change in accounting estimate of approximately $142,000 which is included as an adjustment to revenue in accordance with EITF Issue No. 01-09 for the six months ended June 30, 2004. These write down items had no effect on the cash flow statement. Our net loss decreased approximately $128,000 from a net loss of approximately $321,000 for the three months ended June 30, 2004 to a net loss of approximately $193,000 for the three months ended June 30, 2005 and decreased approximately $49,000 from a net loss of approximately $137,000 for the six months ended June 30, 2004 to a net loss of approximately $88,000 for the six months ended June 30, 2005. For the six months ended June 30, 2004, we recognized approximately $44,000 in non-cash expenses related to issuances of shares of common stock to our board of directors and employees as well as warrants issued for services. For the six months ended June 30, 2005 we did not recognize any non-cash expenses related to shares of common stock and warrants issued for services.

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

Shipping and handling costs in connection with our software products are expensed as incurred and included in cost of sales.

Revenues for Three Months Ended June 30	2005	% to Sales	2004	% to Sales	Change	%
Gross sales	$1,527,334	100%	$1,057,504	100%	$469,830	44%
Add rebate adjustment	4,910	0%	75,464	7%	(70,554)	-93%
Less reserve for sales returns and allowances	(255,248)	-17%	(112,083)	-11%	(143,165)	128%
Net sales	$1,276,996	83%	$1,020,885	96%	$256,111	25%

Revenues for Six Months Ended June 30	2005	% to Sales	2004	% to Sales	Change	%
Gross sales	$3,511,370	100%	$2,772,975	100%	$738,395	27%
Add rebate adjustment	9,820	0%	202,548	7%	(192,728)	-95%
Less reserve for sales returns and allowances	(566,780)	-16%	(321,670)	-12%	(245,110)	76%
Net sales	$2,954,410	84%	$2,653,853	95%	$300,557	8%

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

Sales returns and allowances increased approximately $143,000 from approximately $112,000 for the three months ended June 30, 2004 to approximately $255,000 for the three months ended June 30, 2005 and increased approximately $245,000 from approximately $322,000 for the six months ended June 30, 2004 to approximately $567,000 for the six months ended June 30, 2005. As a percentage of gross sales, sales returns and allowances increased from approximately 11% for the three months ended June 30, 2004 to approximately 17% for the three months ended June 30, 2005 and increased from approximately 12% for the six months ended June 30, 2004 to approximately 16% for the six months ended June 30, 2005. The upward trend in sales returns and allowances as a percentage is attributable to our release of enhanced versions of QuickVerse® and Membership Plus® in December of 2004 and February of 2005, respectively. The release of these two enhanced products resulted in an increased quantity of sales returns and allowances of prior versions as the last enhancements for both of these titles was approximately one year. In the past, product enhancements were typically extended over two to three years. We have also increased our reserve for sales returns due to a higher price point in connection with QuickVerse® Platinum being released in the first quarter of 2005. Furthermore, due to the resignation of the primary developer of Membership Plus® and some unresolved maintenance issues, we have experienced higher actual returns on the Membership Plus® 2005 product line. However, we are currently utilizing both domestic and international contracted developers to not only resolve the maintenance issues but to also continue the development for our annual update on the Membership Plus® program. We are on track to continue to release enhanced versions of our products on an annual basis; however, we do anticipate the sales return and allowances as a percentage to follow a downward trend due to the increased focus of our sales efforts to the end-user and our decreased presence in the retail market. Incidents of return are lower for sales direct to the end-user than sales into the retail stores.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$783,250	$506,121	$701,289	$584,706
Capitalized	329,512	104,421	594,161	178,049
Amortized (Cost of sales)	181,659	106,045	364,347	258,258
Ending Balance	$931,103	$504,497	$931,103	$504,497
Research and development expense (General and administrative)	$30,164	$27,522	$67,243	$43,696

Sales, General and Administrative

Sales, General and Adminstrative Costs for Six Months Ended June 30	2005	% to Sales	2004	% to Sales	Change	%
Selected expenses:
Commissions	$478,168	14%	$345,461	12%	$132,707	38%
Advertising and direct marketing	256,800	7%	165,040	6%	91,760	56%
Total sales and marketing	$734,968	21%	$510,501	18%	$224,467	44%
Research and development	$67,243	2%	$43,696	2%	$23,547	54%
Personnel costs	693,586	20%	751,967	27%	(58,381)	-8%
Legal	123,280	4%	34,031	1%	89,249	262%
Telecommunications	32,152	1%	76,811	3%	(44,659)	-58%
Corporate services	55,972	2%	28,486	1%	27,486	96%
Administration	10,749	0%	53,388	2%	(42,639)	-80%
Other general and administrative costs	342,814	10%	183,195	7%	159,619	87%
Total general and administrative	$1,325,796	38%	$1,171,574	42%	$154,222	13%

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

Other Income and Expenses

On July 19, 2004, we completed an equity financing in the amount of $1,750,000 through a private placement with Barron Partners, LP where Barron purchased 21,875,000 restricted shares of common stock and received two warrants to purchase up to an additional 21,875,000 shares of common stock. As part of the financing transaction, we also entered into a certain Registration Rights Agreement with Barron pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under the warrants.

Upon receipt of the requisite stockholder approval to increase the number of authorized common shares so as to allow us to deliver the warrants, effectively obtained and effectuated as of November 10, 2004, we had 30 days within which to file a registration statement on Form SB-2 covering the shares issued to Barron Partners, as well as the shares underlying the warrants issued to Barron Partners. Such registration statement was filed on November 22, 2004. In accordance with the terms of the Registration Rights Agreement, as amended, we had another 150 days, until April 22, 2005, to cause such registration statement to be declared effective by the SEC, with any delays in meeting this obligation resulting in our being liable to Barron Partners, LP in an amount equal to $630,000 per year, pro-rated for the duration of any such delay, which amounts to $1,726 per day.

As of June 30, 2005, we had accrued a total of $119,000 in penalties under the Registration Agreement, inclusive of an adjustment made pursuant to a tentative verbal agreement reached with Barron Partners in April 2005, wherein, in relation to the associated accruing penalties, we agreed to pay Barron Partners an amount in cash equal to $100,000 to toll the accrual of further penalties until June 21, 2005. Although this amount has been paid in full to Barron Partners, penalties in the amount of $1,726 per day continue to accrue from June 21, 2005 until the registration statement is declared effective, at which time a negotiated reduction of such total amount is expected to be reached, the extent of which is as yet unknown, and terms of payment of which are expected to be agreed to which will allow us to reasonably meet our ongoing operating needs. We have experienced continued delays in effectiveness of the registration statement due principally to ongoing efforts made necessary by our determination to restate certain of our historical financial information. Although there can be no assurance, management is hopeful that we will cause such registration statement to be declared effective in the near future. The amount paid by us to date to satisfy this obligation has, and any continued delays in our ability to cause the registration statement to be declared effective coupled with additional amounts which we are and may be required to pay, will have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a corresponding reduction in our net income and the likelihood of a net loss for the year.

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

Working Capital at June 30	2005	2004	Change	%
Current assets	$1,298,981	$442,470	$856,511	194%
Current liabilites	$1,451,309	$2,896,175	$(1,444,866)	-50%
Retained deficit	$(5,967,127)	$(7,268,031)	$1,300,904	-18%

As of June 30, 2005, we had $1,298,981 in current assets, $1,451,309 in current liabilities and a retained deficit of $5,967,127. We had a loss before income taxes of $342,312 for the three months ended June 30, 2005 and a loss before income taxes of $387,124 for the six months ended June 30, 2005. In comparison, as of June 30, 2004 we had $442,470 in current assets, $2,896,175 in current liabilities and a retained deficit of $7,268,031.

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

As part of the July 19, 2004 financing transaction with Barron Partners, LP, we also entered into a certain Registration Rights Agreement pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under the warrants. On November 22, 2004 we filed a registration statement on Form SB-2 covering the shares issued to Barron Partners, as well as the shares underlying the warrants issued to Barron Partners. In accordance with the terms of the Registration Rights Agreement, as amended, we had another 150 days, until April 22, 2005, to cause such registration statement to be declared effective by the SEC, with any delays in meeting this obligation resulting in our being liable to Barron Partners in an amount equal to $630,000 per year, pro-rated for the duration of any such delay, which amounts to $1,726 per day.

As of June 30, 2005 we have accrued $119,000 in penalties under the Registration Rights Agreement, inclusive of an adjustment made pursuant to a tentative verbal agreement reached with Barron Partners in April 2005, wherein, in relation to the associated accruing penalties, we agreed to pay Barron Partners an amount in cash equal to $100,000 to toll the accrual of further penalties until June 21, 2005. Although this amount has been paid in full, penalties in the amount of $1,726 per day continue to accrue from June 21, 2005 until the registration statement is declared effective, at which time a negotiated reduction of such total amount is expected to be reached, the extent of which is as yet unknown, and terms of payment of which are expected to be agreed to which will allow us to reasonably meet our ongoing operating needs. Although there can be no assurance, management is hopeful that we will cause such registration statement to be declared effective in the near future. The amount paid by us to date to satisfy this obligation has, and any continued delays in our ability to cause the registration statement to be declared effective coupled with additional amounts which we are and may be required to pay, will have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a corresponding reduction in our net income and the likelihood of a net loss for the year. See Exhibits 10.10, 10.11, 10.12, and 10.13.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our CEO and CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report on Form 10-QSB/A. Based on this evaluation, our CEO and CFO have concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods.

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

FINDEX.COM, INC.

Date: October 21, 2005	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: October 21, 2005	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer