Form 10QSB
period 2005-09-30
FINDEX COM INC
filed 2005-11-15
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 48,619,855 common shares as of November 11, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

		(Unaudited)
	(Unaudited)	(Restated)
	September 30, 2005	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$39,838	$539,399
Accounts receivable, trade	465,383	296,850
Inventory	211,769	162,800
Other current assets	308,956	139,495
Total current assets	1,025,946	1,138,544
Property and equipment, net	123,653	61,518
Software license, net	1,888,153	2,391,660
Capitalized software development costs, net	942,451	602,276
Other assets	432,124	136,655
Total assets	$4,412,327	$4,330,653

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$687,662	$410,179
Accrued royalties	328,345	236,949
Notes payable	---	240,000
Other current liabilities	578,751	445,776
Total current liabilities	1,594,758	1,332,904
Long-term obligations	167,927	808,083
Commitments and contingencies
Stockholders’ equity:
Common stock	48,620	46,153
Paid-in capital	9,198,417	8,937,547
Retained (deficit)	(6,597,395)	(6,794,034)
Total stockholders’ equity	2,649,642	2,189,666
Total liabilities and stockholders’ equity	$4,412,327	$4,330,653

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		(Restated)		(Restated)
	2005	2004	2005	2004

Revenues, net of reserves and allowances	$1,023,609	$1,010,207	$3,978,019	$3,664,060
Cost of sales	316,449	431,592	1,276,227	1,171,661
Gross profit	707,160	578,615	2,701,792	2,492,399
Operating expenses:
Sales and marketing	295,902	287,909	1,030,870	798,410
General and administrative	613,191	478,781	1,819,987	1,650,355
Bad debt expense	6,981	8,566	29,650	11,066
Depreciation and amortization	145,355	141,607	436,903	416,246
Total operating expenses	1,061,429	916,863	3,317,410	2,876,077
Loss from operations	(354,269)	(338,248)	(615,618)	(383,678)
Other income	75	1,010,288	75	1,010,288
Other expenses	(164,101)	(162,826)	(289,876)	(193,344)
Income (loss) before income taxes	(518,295)	509,214	(905,419)	433,266
Provision for income taxes	(111,976)	(31,095)	187,182	(92,417)
Net Income (loss)	$(630,271)	$478,119	(718,237)	340,849
Retained deficit at beginning of year			(5,879,158)	(7,130,758)
Preferred stock dividend			---	(4,125)
Retained deficit at end of period			$(6,597,395)	$(6,794,034)

Net earnings (loss) per share:
Basic	$(0.01)	$0.01	$(0.02)	$0.01
Diluted	$(0.01)	$0.01	$(0.02)	$0.01

Weighted average shares outstanding:
Basic	48,619,855	46,153,189	48,619,855	30,146,980
Diluted	48,619,855	49,278,388	48,619,855	32,817,096

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,	2005	2004
		(Restated)

Cash flows from operating activities:
Cash received from customers	$4,049,153	$3,607,255
Cash paid to suppliers and employees	(3,565,309)	(4,368,409)
Other operating activities, net	(3,910)	(34,235)
Net cash provided (used) by operating activities	479,934	(795,389)
Cash flows from investing activities:
Software development costs	(766,151)	(415,197)
Other investing activities, net	15,300	(7,152)
Net cash (used) by investing activities	(750,851)	(422,349)
Cash flows from financing activities:
Payments on line of credit, net	---	(20,933)
Payments made on long-term notes payable	(30,604)	(202,551)
Proceeds from convertible notes payable	---	240,000
Stock offering costs paid	---	(51,047)
Proceeds from issuance of common stock and warrants	---	1,750,000
Net cash (used) provided by financing activities	(30,604)	1,715,469
Net (decrease) increase in cash and cash equivalents	(301,521)	497,731
Cash and cash equivalents, beginning of year	341,359	41,668
Cash and cash equivalents, end of period	$39,838	$539,399

Reconciliation of net (loss) income to cash flows from operating activities:
Net (loss) income	$(718,237)	$340,849
Adjustments to reconcile net (loss) income to net cash
provided (used) by operating activities:
Software development costs amortized	524,989	397,627
Stock and warrants issued for services	---	73,700
Debt forgiveness	---	(1,000,662)
Provision for bad debts	29,650	11,066
Depreciation & amortization	436,903	416,245
Loss on disposal of property and equipment	1,869	141
Change in assets and liabilities:
Decrease in accounts receivable	71,786	57,887
Decrease in inventories	22,231	109,800
Decrease (increase) in refundable taxes	7,164	(2,948)
Decrease (increase) in prepaid expenses	55,509	(114,629)
Increase (decrease) in accrued royalties	40,831	(381,677)
Increase (decrease) in accounts payable	65,858	(407,683)
Increase (decrease) in income taxes payable	180	(950)
(Decrease) increase in deferred taxes	(187,362)	90,931
Increase (decrease) in other liabilities	128,563	(385,086)
Net cash provided (used) by operating activities	$479,934	$(795,389)

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2005
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

SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $2,514,885, less accumulated amortization of $1,572,434 at September 30, 2005.

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

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $130,407 and $44,228 for the nine months ended September 30, 2005 and 2004 respectively.

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

We amortize Website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative Website development costs, included in other assets on our condensed consolidated balance sheets, were $101,132 less accumulated amortization of $39,807 at September 30, 2005.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during the nine months ended September 30, 2005 and 2004 and maintain a reserve for rebate claims remaining unpaid from 2000.

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

NOTE 2 - INVENTORIES, Restated

At September 30, 2005 and 2004, inventories consisted of the following:

	2005	2004
Raw materials	$147,769	$73,100
Finished goods	64,000	89,700
Inventories	$211,769	$162,800

During the nine months ended September 30, 2004, we wrote-off obsolete inventory with a carried cost totaling $32,396. This has been included in cost of sales for 2004.

NOTE 3 - INCOME TAXES

The provision (benefit) for taxes on net income for the three and nine months ended September 30, 2005 and 2004 consisted of the following:

	Three months ended September 30				Nine months ended September 30
		2005		2004		2005		2004

Current:
Federal	$	---	$	---	$	---	$	---
State		---		784		180		1,484
		---		784		180		1,484
Deferred:
Federal		116,472		25,001		(165,714)		75,003
State		(4,496)		5,310		(21,648)		15,930
		111,976		30,311		(187,362)		90,933
Total tax provision (benefit)		$111,976		$31,095		$(187,182)		$92,417

NOTE 4 - EARNINGS PER COMMON SHARE, Restated

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

The following table shows the amounts used in computing earnings per common share and the effect on income and the average number of shares of dilutive potential common stock:

For the Three Months Ended September 30	2005	2004

Net Income (loss)	$(630,271)	$478,119
Preferred stock dividends	---	(4,125)
Net income (loss) available to common shareholders	$(630,271)	$473,994

Basic weighted average shares outstanding	48,619,855	46,153,189
Dilutive effect of:
Stock options	---	808,924
Convertible notes payable	---	2,000,000
Warrants	---	316,275
Diluted weighted average shares outstanding	48,619,855	49,278,388

For the Nine Months Ended September 30	2005	2004

Net Income (loss)	$(718,237)	$340,849
Preferred stock dividends	---	(4,125)
Net income (loss) available to common shareholders	$(718,237)	$336,724

Basic weighted average shares outstanding	48,619,855	30,146,980
Dilutive effect of:
Stock options	---	425,288
Convertible notes payable	---	2,000,000
Warrants	---	244,828
Diluted weighted average shares outstanding	48,619,855	32,817,096

A total of 24,035,000 and 2,440,000 dilutive potential securities for the three and nine months ended September 30, 2005 and 2004, respectively, have been excluded from the computation of diluted earnings per common share, as their inclusion would be anti-dilutive.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial statements taken as a whole.

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our net income (3% total). We accrue this bonus on a quarterly basis. Our management team consists of our Chief Executive Officer (with a base annual salary of $150,000), our Chief Financial Officer (with a base annual salary of $110,000), and our Chief Technology Officer (with a base annual salary of $150,000). In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of all accrued base salaries ($8,488 included in Other current liabilities at September 30, 2005), bonuses ($-0- included in Other current liabilities at September 30, 2005), and any vested deferred compensation ($32,044 included in Other current liabilities at September 30, 2005) for termination by reason of disability. The agreements also provide for severance compensation equal to the then base salary until the later of (i) the expiration of the term of the agreement as set forth therein or (ii) one year, when the termination is other than for cause (including termination by reason of disability). There is no severance compensation in the event of voluntary termination or termination for cause.

In 2003 and 2004, we reduced our reserve for rebates payable based, in part, on our ability to meet the financial obligation of claims carried forward from our last rebate program in 2001. As such, we may have a legal obligation to pay rebates in excess of the liability recorded.

As part of a July 2004 financing transaction, we entered into a certain Registration Rights Agreement with a New York based private investment partnership, Barron Partners, LP, pursuant to which we committed to registering all of the shares issued as part of such transaction, including those issuable under each of two warrants. On November 22, 2004, we filed a registration statement on Form SB-2 covering the shares issued to Barron Partners, as well as the shares underlying the warrants issued to Barron Partners. Under the terms of the Registration Rights Agreement, as amended, we had until April 22, 2005 to cause such registration statement to be declared effective by the SEC. In accordance with the terms of the Registration Rights Agreement, any delays in meeting this obligation subjected us to liability to Barron Partners in an amount equal to $1,726 per day for the duration of any such delay. Through September 30, 2005, we have accrued a total of $278,000 in registration rights penalties, inclusive of an adjustment made pursuant to a tentative verbal agreement reached with Barron Partners in April 2005, for failing to cause the registration statement to be declared effective by the SEC by April 22, 2005. If we are unable to cause such registration statement to be declared effective by December 31, 2005, we will incur total penalties of approximately $437,000 (April 23, 2005 through December 31, 2005), which will directly decrease our net income and possibly cause a net loss for the year then ending.

NOTE 6 - RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We depend upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to us, operations could be adversely affected.

NOTE 7 - SUBSEQUENT EVENTS

As of September 30, 2005, the registration statement filed on November 22, 2004 on Form SB-2 has not yet been declared effective, and we have accrued $278,000 (161 days at $1,726 per day) in penalties under the terms of the Registration Rights Agreement, inclusive of an adjustment made pursuant to a tentative verbal agreement reached with Barron Partners in April 2005, wherein, in relation to the associated accruing penalties, we agreed to pay Barron Partners an amount in cash equal to $100,000 to toll the accrual of further penalties until June 21, 2005. Although this amount has been paid in full, in two equal installments of $50,000 on each of April 22, 2005 and July 8, 2005, penalties in the amount of $1,726 per day continue to accrue from June 21, 2005 until the registration statement is declared effective, at which time a negotiated reduction of such total amount is expected to be reached, the extent of which is as yet unknown, and terms of payment of which are expected to be agreed to so as to allow us to reasonably meet our ongoing operating needs. We have experienced continued delays in effectiveness of the registration statement due principally to ongoing efforts made necessary by our determination to restate certain of our historical financial information. Although there can be no assurance, management is hopeful that we will cause the registration statement to be declared effective in the near future. The amount paid by us to date to satisfy this obligation has, and any continued delays in our ability to cause the registration statement to be declared effective coupled with additional amounts which we are and may be required to pay, will have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a corresponding reduction in our net income and the likelihood of a net loss for the year.

NOTE 8 - RESTATEMENT AND RECLASSIFICATION

We have restated our financial statements for the three and nine months ended September 30, 2004 to reflect issues identified during a regulatory review of our financial statements associated with a registration statement filing on Form SB-2 that is pending effectiveness as of the date of this 10-QSB filing.. Management and the board of directors concluded these restatements were necessary to reflect the changes described below. There was no net effect on cash used by operating activities, investing activities or cash provided by financing activities for the period then ending as a result of these issues.

▪
During the quarter ended June 30, 2002, we reached a tentative settlement agreement in our arbitration with TLC. The tentative settlement agreement forgave the final, unpaid installment due on the 1999 Software License Agreement (“SLA”) and extended the SLA term from 10 years to 50 years. We originally recorded the final, unpaid installment ($1,051,785) of the SLA as an offset against the recorded historical cost of the SLA and recalculated the amortization based on this reduced amount and the extension of the useful life to 50 years. Although paragraph 6 of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which guides the recognition and measurement of intangible assets, provides that the measurement of assets in which the consideration given is cash are measured by the amount of cash paid, our management has since concluded that too much time had passed between the date of the 1999 license (June 1999) and the date of the tentative settlement agreement (May 2002) for such an offset to be appropriate. Therefore, we recognized the extinguishment of the liability owed to TLC as income ($1,051,785) in the consolidated statement of operations for the year ended December 31, 2002. We have restated the retained deficit as of December 31, 2003 and there was no net effect on the consolidated statements of operations and consolidated statements of cash flows for the three and nine months ended September 30, 2004 as a result of this correction.

▪	During the quarter ended December 31, 2003, we reached a final settlement agreement in our dispute with Zondervan and TLC. This final settlement extended the life of the SLA, and the trademarks included therein, indefinitely. We originally reassessed the useful life of the SLA to be indefinite, based on the guidelines provided by paragraphs 11 and 53 of SFAS No. 142, Goodwill and Other Intangible Assets. Our management has since concluded a 10 year life is appropriate based on our going concern opinion for 2002 and 2003. Therefore, we restored the estimated economic useful life to the original 10 years and have recalculated annual amortization accordingly. This adjustment increased the retained deficit at September 30, 2003 (for the prior years’ amortization and related income tax effects). We have restated the condensed consolidated statements of operations ($251,753) and consolidated statements of cash flows for the three and nine months ended September 30, 2004.

▪
During the three months ended June 30, 2004, we erroneously included rebates, and adjustments to rebates, in sales and marketing expenses. The more appropriate presentation should have been, and is now, as an adjustment to revenue, in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).. During the three months ended June 30, 2004, we originally recorded an adjustment to the rebates reserve in the amount of $266,301 and an adjustment to rebates payable in the amount of $12,599. Upon reassessment of the adequacy of our reserve at December 31, 2003, we have allocated $124,262 of the total adjustment to fiscal year 2003 and $142,039 to fiscal year 2004 with $66,575 allocated to the three months ended March 31, 2004 and $75,464 allocated to the three months ended June 30, 2004. These adjustments resulted from a change in our internal control over financial reporting. Previously, when making our assessment of the adequacy of our reserve for rebates, we did not take into consideration the amount and number of outstanding checks, issued checks that were returned as undeliverable, or our ability to meet our recorded financial obligation. We have changed our internal control procedures to include review of each of these factors in our assessment of the adequacy of our reserve for rebates.

▪
During the three months ended March 31, 2004, and as a direct result of the settlement with Zondervan and TLC, we wrote-off obsolete inventory with a carried cost totaling $32,396. We originally recorded this as a non-recurring item in the “Other income (expense)” section of the consolidated statement of operations. Our revised condensed consolidated statement of operations for the three and nine months ended September 30, 2004 reflects this inventory adjustment in Cost of sales. There was no net effect on net income (loss) from this reclassification for the three and nine months ended September 30, 2004.

▪
Rebates payable to a third-party processor were overstated ($98,946) on our consolidated financial statements for the year ended December 31, 2000. We discovered the error during the preparation of our condensed consolidated financial statements for the three months ended March 31, 2004. We originally recorded the error correction as an adjustment to the beginning retained earnings of the year ended December 31, 2003 on the 2004 quarterly and annual filings. Our revised consolidated statement of operations for the year ended December 31, 2000 reflects an adjustment to revenue and reported the correction on Form 10-KSB/A for the year then ended. This revision had no net effect on the net loss for the three and nine months ended September 30, 2004 or retained deficit at September 30, 2004 or December 31, 2003.

▪
We have also reclassified various other expense items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2004 to conform to the presentation in the statements of operations for the year ended December 31, 2004. There was no net effect on net income (loss) from these reclassifications for the three and nine months ended September 30, 2004.

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

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2004
(Unaudited)

	As Originally Reported	As Restated	Change

Revenues, net of reserves and allowances	$3,526,492	$3,664,060	$137,568	(a)
Cost of sales	999,770	1,171,661	171,891	(b)
Gross profit	2,526,722	2,492,399	(34,323)
Operating expenses:
Sales and marketing	791,249	798,410	7,161	(c)
General and administrative	1,801,483	1,650,355	(151,128)	(d)
Nonrecurring items	186,965	---	(186,965)	(e)
Rebate reserve adjustment	(266,301)	---	266,301	(f)
Bad deb provision	11,066	11,066	---
Depreciation and amortization	38,615	416,246	377,631	(g)
Total operating expenses	2,563,077	2,876,077	313,000
Loss from operations	(36,355)	(383,678)	(347,323)
Other income	9,135	1,010,288	1,001,153	(h)
Other expenses, net	(38,285)	(193,344)	(155,059)
Income (loss) before income taxes	(65,505)	433,266	498,771
Provision for income taxes	15,700	(92,417)	(108,117)	(i)
Income (loss) before extraordinary item	(49,805)	340,849	390,654
Extraordinary item	763,162	---	(763,162)	(h)
Net Income	$713,357	$340,849	$(372,508)

Net earnings per share:
Basic	$0.03	$0.02	$(0.01)
Diluted	$0.02	$0.01	$(0.01)

Weighted average shares outstanding:
Basic	30,146,980	30,146,980	---
Diluted	32,880,085	32,817,096	(62,989)	(j)

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

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2004
(Unaudited)

	As Originally Reported	As Restated	Change

Revenues, net of reserves and allowances	$1,027,277	$1,010,207	($17,070)	(a)
Cost of sales	368,979	431,592	62,613	(b)
Gross profit	658,298	578,615	(79,683)
Operating expenses:
Sales and marketing	294,200	287,909	(6,291)	(c)
General and administrative	552,177	478,781	(73,396)	(d)
Nonrecurring items	154,569	---	(154,569)	(e)
Bad debt provision	8,566	8,566	---
Depreciation and amortization	15,729	141,607	125,878	(f)
Total operating expenses	1,025,241	916,863	(108,378)
Loss from operations	(366,943)	(338,248)	28,695
Other income	8,019	1,010,288	1,002,269	(g)
Other expenses, net	(6,651)	(162,826)	(156,175)	(e)
Income (loss) before income taxes	(365,575)	509,214	874,789
Provision for income taxes	18,005	(31,095)	(49,100)	(h)
Income (loss) before extraordinary item	(347,570)	478,119	825,689
Extraordinary item	763,162	---	(763,162)	(g)
Net Income	$415,592	$478,119	$62,527

Net earnings per share:
Basic	$0.01	$0.01	$0.00
Diluted	$0.01	$0.01	$0.00

Weighted average shares outstanding:
Basic	46,153,189	46,153,189	---
Diluted	48,886,294	49,278,388	392,094	(i)

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

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004
(Unaudited)

	As Originally Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$3,607,255	$3,607,255	$	---
Cash paid to suppliers and employees	(4,368,409)	(4,368,409)		---
Other operating activities, net	(34,235)	(34,235)		---
Net cash (used) by operating activities	(795,389)	(795,389)		---
Cash flows from investing activities:
Acquisition of property and equipment	(25,332)	(25,332)		---
Software development costs	(415,197)	(415,197)		---
Website development costs	(31,836)	(31,836)		---
Deposits refunded	16	50,016		50,000	(a)
Net cash (used) by investing activities	(472,349)	(422,349)		50,000
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	(20,933)	(20,933)		---
Payments made on long-term notes payable	(202,551)	(202,551)
Proceeds from convertible notes payable	240,000	240,000
Stock offering costs paid	(51,047)	(51,047)
Proceeds from issuance of common stock and warrants	1,750,000	1,750,000		---
Net cash provided by financing activities	1,715,469	1,715,469		---
Net increase in cash and cash equivalents	447,731	497,731		50,000
Cash and cash equivalents, beginning of year	142,022	41,668		(100,354)	(b)
Cash and cash equivalents, end of period	$589,753	$539,399		$(50,354)

Reconciliation of net income to cash flows from operating activities:
Net income	$713,357	$340,849		$(372,508)
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Software development costs amortized	397,627	397,627		---
Provision for bad debts	11,066	11,066		---
Stock and warrants issued for services	73,700	73,700		---
Rebate reserve adjustment	(266,301)	---		266,301	(c)
Depreciation and amortization	38,615	416,245		377,630	(d)
Extraordinary item	(1,000,662)	---		1,000,662	(e)
Debt forgiveness	---	(1,000,662)		(1,000,662)	(e)
Loss on disposal of property and equipment	141	141		---
Change in assets and liabilities:
Decrease in accounts receivable	57,887	57,887		---
Decrease in inventories	109,800	109,800		---
(Increase) in refundable income taxes	(2,948)	(2,948)		---
(Increase) in prepaid expenses	(114,629)	(114,629)		---
(Decrease) in accrued royalties	(381,677)	(381,677)		---
(Decrease) in accounts payable	(407,683)	(407,683)		---
(Decrease) in income taxes payable	(950)	(950)		---
Increase in deferred taxes	220,316	90,931		(129,385)	(f)
(Decrease) in other liabilities	(243,048)	(385,086)		(142,038)	(c)
Net cash (used) by operating activities	$(795,389)	$(795,389)	$	---

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

This information should be read in conjunction with the financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis or Plan of Operation contained in the company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004.

MANAGEMENT OVERVIEW

During the third quarter of 2005, we released an upgrade to our flagship product, QuickVerse®, which was three months earlier compared to our upgrade release of QuickVerse® in 2004. Furthermore, this is the first upgrade release of QuickVerse® in over five years that will be in the retail stores before the Holiday season begins. QuickVerse® 2006 is currently available in five editions, QuickVerse® 2006 Essentials, QuickVerse® 2006 Standard, QuickVerse® 2006 Expanded, QuickVerse® 2006 Deluxe and QuickVerse® 2006 Platinum. We believe that the unique features of the new QuickVerse®2006 editions will provide us with an opportunity to broaden our customer base as our products appeal not only to those just beginning their journey into Bible study but also to the scholars who are searching for an in-depth knowledge of the Bible. The QuickVerse® 2006 editions range in retail price from $49.95 to $799.95. In addition, during the second quarter of 2005 and for the first time in our operating history, we introduced QuickVerse® to the Macintosh® Operating System platform. QuickVerse®Macintosh is available in two new editions, QuickVerse® Macintosh Black which has a suggested retail price of $99.95 and QuickVerse®Macintosh White which has a suggested retail price of $49.95. We believe we are now the only publisher of Bible reference software for each of the Windows®, Macintosh®, PocketPC® and Palm® OS platforms. We also released an updated version of Bible Illustrator® 3.0 titled Sermon Builder® 4.0 during the second quarter of 2005. Sermon Builder® 4.0 was the first update to this particular program in over six years and has a suggested retail price of $69.95. Sermon Builder® 4.0 is ideal for pastors and teachers who want to create punctuated sermons, comprehensive lessons, and in-depth Bible studies. Furthermore, during the first quarter of 2005, and for the second consecutive year, we released an upgrade to our top-selling financial and data management software, Membership Plus®, and introduced two new QuickVerse® editions, QuickVerse® 2005 Essentials and QuickVerse® 2005 Platinum. As a result of these releases, our third quarter 2005 revenues were higher than those during the third quarter of 2004. Although there can be no assurance, we believe that we can sustain our revenue growth through the fourth quarter based upon our development schedule which includes an update to our QuickVerse® PDA software.

Results Of Operations for Quarters Ending September 30, 2005 and September 30, 2004

Statement of Operations for Nine Months Ended September 30	2005	2004	Change	%
Net revenues	$3,978,019	$3,664,060	$313,959	9%
Cost of sales	$1,276,227	$1,171,661	$104,566	9%
Gross profit	$2,701,792	$2,492,399	$209,393	8%
Total operating expenses	$(3,317,410)	$(2,876,077)	$(441,333)	15%
Other income	$75	$1,010,288	$(1,010,213)	-100%
Other expenses	$(289,876)	$(193,344)	$(96,532)	50%
Income (loss) before income taxes	$(905,419)	$433,266	$(1,338,685)	-309%
Provision for income taxes	$187,182	$(92,417)	$279,599	-303%
Net income (loss)	$(718,237)	$340,849	$(1,059,086)	-311%

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating only about 29% of our annual sales.

For the nine months ended September 30, 2004, we wrote down the reserve for rebates payable from a change in accounting estimate of approximately $142,000 and wrote down actual rebates payable of approximately $61,000 due to an overstatement. Both of these write down items are recognized as an adjustment to revenue. We also wrote down a distinct category of obsolete inventory of approximately $32,000 which is included in cost of sales, and incurred an expense of approximately $155,000 related to a settlement with an institutional private equity investor which is included in other expenses. Furthermore, for the nine months ended September 30, 2004, we recognized approximately a $1,000,000 gain from extinguishment of debt which is classified as other income. The extinguishment of debt is a direct result from settling with various vendors and content providers for lump-sum payments at a reduced amount of balances owed. For the nine months ended September 30, 2005, we incurred penalties of approximately $278,000 in connection with a certain Registration Rights Agreement entered into with Barron Partners, LP and our registration statement on Form SB-2 originally filed on November 22, 2004, and which, as of the date of this filing, has yet to be declared effective. These penalties are included in other expenses. Furthermore, due to the continued delays in effectiveness of such registration statement, due principally to ongoing efforts made necessary by our determination to restate certain of our historical financial information, we have experienced an increase in legal expenses of approximately $136,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Due mainly to the items stated above, our net loss increased approximately $1,108,000 from a net income of approximately $478,000 for the three months ended September 30, 2004 to a net loss of approximately $630,000 for the three months ended September 30, 2005 and increased approximately $1,059,000 from a net income of approximately $341,000 for the nine months ended September 30, 2004 to a net loss of approximately $718,000 for the nine months ended September 30, 2005.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. Estimated returns are also based upon a percentage of total retail and direct sales. Direct sales accounted for approximately 65% of our 2004 fiscal year revenue. We account for cash considerations (such as sales incentives - rebates and coupons) that we give our customers as a reduction of revenue rather than as an operating expense. Product revenue is also reduced for the estimated redemption of end-user rebates on certain current product sales. We did not have any rebate programs during the three and nine months ended September 30, 2004 and 2005, respectively.

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

Product returns from distributors and Christian bookstores are allowed primarily in exchange for new products or for credit towards purchases as part of a stock-balancing program. These returns are subject to certain limitations that may exist in the contract. Under certain circumstances, such as termination or when a product is defective, distributors and bookstores could receive a cash refund if returns exceed amounts owed. Returns from sales made directly to the consumer are accepted within 45 days of purchase and are issued a cash refund. Product returns or price protection concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results. We did implement a price protection program within the third quarter of 2005 on our QuickVerse® 2005 titles within the Christian Booksellers Association retail channel due to our updated release of QuickVerse® 2006. QuickVerse® 2006 was released in late September 2005, and we believe we reserved appropriately for the price protections.

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

Shipping and handling costs in connection with our software products are expensed as incurred and included in cost of sales.

Revenues for Three Months Ended September 30	2005	% to Sales	2004	% to Sales	Change	%
Gross sales	$1,233,389	100%	$1,125,275	100%	$108,114	10%
Add rebate adjustment	4,910	---%	---	---%	4,910	---%
Less reserve for sales returns and allowances	(214,691)	-17%	(115,068)	-10%	(99,623)	87%
Net sales	$1,023,609	83%	$1,010,207	90%	$13,401	1%

Revenues for Nine Months Ended September 30	2005	% to Sales	2004	% to Sales	Change	%
Gross sales	$4,744,759	100%	$3,898,250	100%	$846,510	22%
Add rebate adjustment	14,730	---%	202,548	5%	(187,817)	-93%
Less reserve for sales returns and allowances	(781,471)	-16%	(436,737)	-11%	(344,733)	79%
Net sales	$3,978,019	84%	$3,664,060	94%	$313,959	8%

Gross revenues increased approximately $108,000 from approximately $1,125,000 for the three months ended September 30, 2004 to approximately $1,233,000 for the three months ended September 30, 2005 and increased approximately $847,000 from approximately $3,898,000 for the nine months ended September 30, 2004 to approximately $4,745,000 for the nine months ended September 30, 2005. Such increase is due to our releases during the nine months ended September 30, 2005 including an enhanced version of our top financial and data management product, Membership Plus®, an enhanced version of QuickVerse® 2005 Essentials and QuickVerse® 2005 Platinum edition during the first quarter of 2005. During the second quarter of 2005, we introduced QuickVerse® Macintosh in two editions, White Box edition at the retail price of $49.95 and Black Box edition at the retail price of $99.95. This was our first product release on the Macintosh® Operating System platform. We also released an enhanced version of Bible Illustrator® 3.0 titled Sermon Builder® 4.0 during the second quarter of 2005. This was the first update to this program in over six years and retails for $69.95. During the third quarter of 2005, we released an upgrade to our flagship product, QuickVerse®, three months earlier compared to our upgrade release of QuickVerse® in 2004. QuickVerse® 2006 is the first upgrade release in over five years that will be in the retail stores prior to the beginning of the Holiday season. The five QuickVerse® 2006 editions that are currently available are QuickVerse® 2006 Essentials, QuickVerse® 2006 Standard, QuickVerse® 2006 Expanded, QuickVerse® 2006 Deluxe and QuickVerse® 2006 Platinum, and they range in retail price from $49.95 to $799.95. Comparatively, during the nine months ended September 30, 2004, we had only two product releases which included Membership Plus® 8.0 with a retail price of $199.95 to $299.95 and QuickVerse® 2005 PDA with a retail price of $14.95 to $39.95. We anticipate that revenues will continue to increase throughout the year as the QuickVerse® 2006 editions reach the retail stores in time for the Holiday season and we will be releasing an update to our QuickVerse® PDA software within the fourth quarter of 2005.

Sales returns and allowances increased approximately $100,000 from approximately $115,000 for the three months ended September 30, 2004 to approximately $215,000 for the three months ended September 30, 2005 and increased approximately $345,000 from approximately $437,000 for the nine months ended September 30, 2004 to approximately $782,000 for the nine months ended September 30, 2005. As a percentage of gross sales, sales returns and allowances increased from approximately 10% for the three months ended September 30, 2004 to approximately 17% for the three months ended September 30, 2005 and increased from approximately 11% for the nine months ended September 30, 2004 to approximately 16% for the nine months ended September 30, 2005. The upward trend in sales returns and allowances as a percentage is attributable to our release of enhanced versions of QuickVerse® in December 2004 and late September 2005 and Membership Plus® in February of 2005. The release of these enhanced products resulted in an increased quantity of sales returns and allowances, such as price protections, of prior versions as the enhancements for both of these titles are approximately one year. In the past, product enhancements were typically extended over two to three years. We have also increased our reserve for sales returns due to a higher price point in connection with QuickVerse® Platinum being released in the first quarter of 2005. Furthermore, due to the resignation of the primary developer of Membership Plus® and some unresolved maintenance issues, we have experienced higher actual returns on the Membership Plus® 2005 product line. However, we are currently utilizing both domestic and international contracted developers to not only resolve the maintenance issues but to also continue the development for our annual update on the Membership Plus® program. We are on track to continue to release enhanced versions of our products on an annual basis; however, we do anticipate the sales return and allowances as a percentage to follow a downward trend in the future due to the increased focus of our sales efforts to the end-user and our decreased presence in the retail market. Incidents of return are lower for sales direct to the end-user than sales into the retail stores.

Cost of Sales

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package, fulfill and ship the software products. Direct costs and manufacturing overhead also include the amortized software development costs and the non-capitalized technical support wages. The direct costs and manufacturing overhead decreased approximately $21,000 from approximately $274,000 for the three months ended September 30, 2004 to approximately $253,000 for the three months ended September 30, 2005 and increased approximately $77,000 from approximately $899,000 for the nine months ended September 30, 2004 to approximately $976,000 for the nine months ended September 30, 2005. As a percentage of gross revenues, the direct costs and manufacturing overhead decreased approximately 4% for the three months ended September 30, 2005 and decreased approximately 2.5% for the nine months ended September 30, 2005. The nine months ended September 30, 2004 include the write down of a distinct category of obsolete inventory of approximately $32,000. Fulfillment costs from a third-party warehouse and included in the manufacturing overhead costs noted above decreased approximately $8,000 from approximately $53,000 for the nine months ended September 30, 2004 to approximately $45,000 for the nine months ended September 30, 2005 as we moved our retail fulfillment to a new outside entity in late October 2004. The decrease in the percentage of cost of sales reflects the continual software development cycle of enhancing our two major product lines within a one year timeframe and the increased amortization of those software development costs. The amortization recognized during the nine months ended September 30, 2004 resulted from several new software releases in late 2003 and early 2004 including QuickVerse® 8.0 and Membership Plus® 8.0. Similarly, the amortization recognized during the nine months ended September 30, 2005 resulted from the December 2004 release of QuickVerse® 2005, the February 2005 release of Membership Plus® 2005, the June 2005 releases of QuickVerse® Macintosh and Sermon Builder® 4.0, the late September 2005 release of QuickVerse® 2006 and the remainder of QuickVerse® 8.0 and Membership Plus® 8.0. The direct costs and manufacturing overhead percentage are expected to continue at the 2005 levels as working capital remains more consistent and as more development projects are implemented in a shortened timeframe.

Royalties to third party providers of intellectual property decreased approximately $94,000 from approximately $158,000 for the three months ended September 30, 2004 to approximately $64,000 for the three months ended September 30, 2005 and increased approximately $27,000 from approximately $273,000 for the nine months ended September 30, 2004 to approximately $300,000 for the nine months ended September 30, 2005. As a percentage of gross revenues, royalties decreased from approximately 14% for the three months ended September 30, 2004 to approximately 5% for the three months ended September 30, 2005 and slightly decreased from approximately 7% for the nine months ended September 30, 2004 to approximately 6.3% for the nine months ended September 30, 2005. The decrease of royalties for the three months ended September 30, 2004 and 2005 reflects the sale of some of the older QuickVerse® versions to liquidators at a reduced price in 2004 compared to no sales to liquidators during the same three month period in 2005. However, the overall steady percentage for the nine months ended September 30, 2004 and 2005 reflects the release of the QuickVerse® 2005 editions in early December 2004, and the three additional QuickVerse® editions, specifically QuickVerse® Essentials and QuickVerse® Platinum, which were released in early March of 2005 and QuickVerse® Macintosh which was released in June 2005. We also released Sermon Builder® 4.0 in June 2005 which was an update to Bible Illustrator® 3.0. This was the first update to Bible Illustrator® 3.0 in over six years and included not only technological updates but content additions. During the year ended 2004, we renegotiated several royalty contracts which resulted in some cases in a higher royalty rate along with access to more content. The royalty rate for the fourth quarter of 2005 is expected to increase as the QuickVerse® 2006 retail products began to ship in early October 2005 compared to the QuickVerse® 2005 retail products shipping in December 2004. In addition, the royalty rate as a percentage of gross sales is expected to increase in the future as sales to new users are expected to increase and as more development projects are implemented for new and/or enhanced products. However, upgrade sales will continue to be subject to royalties only on content additions of the upgraded version.

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

Software development costs are summarized in the table below. The software development costs, consisting primarily of direct and indirect labor and related overhead charges, capitalized during the three months ended September 30, 2004 and 2005 were approximately $237,000 and approximately $172,000, respectively and approximately $415,000 and $766,000 for the nine months ended September 30, 2004 and 2005, respectively. Accumulated amortization of these development costs included in cost of sales totaled approximately $139,000 and approximately $161,000 for the three months ended September 30, 2004 and 2005, respectively and approximately $398,000 and $525,000 for the nine months ended September 30, 2004 and 2005, respectively. The overall increase in both the capitalization and amortization is a direct result of the increase in the number of development projects we have undertaken in the last two years and the consistent one year turn around on enhanced versions of our two major product lines QuickVerse® and Membership Plus®.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Beginning balance	$931,103	$504,497	$701,289	$584,706
Capitalized	171,990	237,148	766,151	415,196
Amortized (Cost of sales)	160,642	139,369	524,989	397,626
Ending Balance	$942,451	$602,276	$942,451	$602,276
Research and development expense (General and administrative)	$63,164	$532	$130,407	$44,228

Sales, General and Administrative

Sales, General and Administrative Costs for Nine Months Ended September 30	2005	% to Sales	2004	% to Sales	Change	%
Selected expenses:
Commissions	$611,653	13%	$576,482	15%	$35,171	6%
Advertising and direct marketing	419,217	9%	221,928	6%	197,288	89%
Total sales and marketing	$1,030,870	22%	$798,410	20%	$232,459	29%
Research and development	$130,407	3%	$44,228	1%	$86,180	195%
Personnel costs	973,620	21%	946,222	24%	27,398	3%
Legal	157,970	3%	21,742	1%	136,228	627%
Telecommunications	42,605	1%	107,720	3%	(65,115)	-60%
Corporate services	73,972	2%	53,965	1%	20,007	37%
Administration	13,263	0%	101,756	3%	(88,493)	-87%
Other general and administrative costs	428,150	9%	374,723	10%	53,427	14%
Total general and administrative	$1,819,987	38%	$1,650,355	42%	$169,632	10%

Gross revenues increased approximately $108,000 from approximately $1,125,000 for the three months ended September 30, 2004 to approximately $1,233,000 for the three months ended September 30, 2005 and increased approximately $847,000 from approximately $3,898,000 for the nine months ended September 30, 2004 to approximately $4,745,000 for the nine months ended September 30, 2005. However, sales and marketing expenses also increased approximately $8,000 from approximately $288,000 for the three months ended September 30, 2004 to approximately $296,000 for the three months ended September 30, 2005 and increased approximately $233,000 from approximately $798,000 for the nine months ended September 30, 2004 to approximately $1,031,000 for the nine months ended September 30, 2005. Included in sales expenses, commissions to a third-party telemarketing firm increased approximately $35,000 from approximately $577,000 for the nine months ended September 30, 2004 to approximately $612,000 for the nine months ended September 30, 2005. This increase is attributed to the increased focus of our sales to the direct consumer along with the number of new and enhanced product releases during the nine months ended September 30, 2005 compared with two product releases during the nine months ended September 30, 2004. However, as a percentage of gross revenues commissions decreased from approximately 15% to approximately 13% for the nine months ended September 30, 2004 and 2005, respectively. This decrease is attributed to the in-house development of our direct telemarketing sales team as we attempt to reduce the reliance on the third-party telemarketing firm. Advertising and direct marketing costs increased approximately $197,000 from approximately $222,000 for the nine months ended September 30, 2004 to approximately $419,000 for the nine months ended September 30, 2005 and increased as a percentage of gross revenues from approximately 6% to approximately 9%, respectively. This increase is a direct result in continuing to market our products online through multiple sources, continuing to increase and focus more on our direct marketing efforts, and the increased number of publication advertisements due to the new product enhancements of QuickVerse® 2006 and Membership Plus® 2005 along with the introduction of the three new QuickVerse® editions (QuickVerse® Platinum, Macintosh and Essentials) and the updated Sermon Builder® 4.0 during the nine months ended September 30, 2005.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). Software development costs related to third-party developers and direct labor expensed as research and development (see table above) amounted to approximately $500 for the three months ended September 30, 2004 compared to approximately $63,000 incurred for the three months ended September 30, 2005 and approximately $44,000 for the nine months ended September 30, 2004 compared to approximately $130,000 for the nine months ended September 30, 2005. The increase in 2005 reflects more research and development costs associated with maintenance issues on titles after they are released to the general public along with exploring new platforms for future products. Research and development expenses are expected to increase in future periods as we add new products and versions to our product mix along with new platforms for our current and future products.

Total personnel costs increased approximately $27,000 from approximately $946,000 for the nine months ended September 30, 2004 to approximately $973,000 for the nine months ended September 30, 2005. However, direct salaries and wages increased approximately $115,000 from approximately $1,083,000 for the nine months ended September 30, 2004 to approximately $1,198,000 for the nine months ended September 30, 2005. As a percentage of gross revenues, direct salaries and wages decreased approximately 2.5% from approximately 27.8% for the nine months ended September 30, 2004 to approximately 25.3% for the nine months ended September 30, 2005. The direct salaries and wages include approximately $36,000 and $-0- in expense for upper management year-end bonus accrual for the year ends December 31, 2004 and 2005, respectively. Furthermore, we recognized approximately $14,000 of expense related to 635,000 restricted common shares issued to employees during the nine months ended September 30, 2004. The increase in direct salaries and wages is a direct result of increasing our sales and marketing team, our development staff and our direct telemarketing sales team. The associated health care costs decreased approximately $16,000 from approximately $121,000 for the nine months ended September 30, 2004 to approximately $105,000 for the nine months ended September 30, 2005 as we restructured our health benefits plans in late October 2004. The capitalization of direct and indirect labor and related overhead charges as software development costs (see “Cost of Sales” above) increased by approximately $155,000 from approximately $206,000 for the nine months ended September 30, 2004 to approximately $361,000 for the nine months ended September 30, 2005. This increase is due to the addition of development staff and the increased amount of new development projects. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the direct sales staff.

Direct legal costs increased approximately $136,000 for the nine months ended September 30, 2005 as the company continues to work through the registration process for the SB-2 registration statement. It is anticipated that legal costs will continue at increased levels as we pursue our business plan for growth by acquiring companies that are synergistic with our current product line and customer base. Telecommunications costs decreased approximately $65,000 for the nine months ended September 30, 2005 as we switched our local and long distance carriers in order to take advantage of the provider’s current technology. Our increased call volume enabled us to change our service to dedicated T-1 lines which in turn reduced the long distance charges. Furthermore, we invested in internet protocol phones for our remote locations which reduced the overall local and long distance charges in our Illinois and Iowa locations. The increased call volume in the technical support and customer service departments resulted from the release of the two major product upgrades in December 2004 and February 2005 along with the three new product releases during the nine months ended September 30, 2005. Corporate service fees increased approximately $20,000 for the nine months ended September 30, 2005. These fees are related to the hiring of an outside consultant and the expense for a 2004 issuance of a warrant to purchase 600,000 shares of common stock allocated over the term of the consulting contract. Administration expenses decreased approximately $88,000 for the nine months ended September 30, 2005 due to not incurring interest and penalty fees on back payroll taxes as we did during the nine months ended September 30, 2004. Finally, bad debt expense increased approximately $19,000 for the nine months ended September 30, 2005 as we were notified by one of our liquidation customers of the possibility that they will not be able to pay on their full balance due to us.

Other Income and Expenses

During the quarter ended September 30, 2004, we recognized an approximately $1,000,000 gain from extinguishment of debt which is included in other income. The extinguishment of debt is a direct result from one-time settlement arrangements with various vendors and content providers for lump-sum payments ranging from approximately 17% to approximately 60% of balances owed at the time. Vendors who were offered the settlement had previously provided services and/or goods to us, and the content providers were owed royalties from us. We do not anticipate this to be a recurring event in the future.

Furthermore during the quarter ended September 30, 2004, we incurred approximately $155,000 in expenses related to a settlement agreement with Swartz Private Equity, an institutional private equity investor, for early termination of the agreement. As part of a settlement agreement, we issued 295,692 shares of common stock and paid a cash lump sum of $125,000. The shares were valued at $0.10 per share. This has been included in other expenses.

On July 19, 2004, we completed an equity financing in the amount of $1,750,000 through a private placement with Barron Partners, LP where Barron Partners purchased 21,875,000 restricted shares of common stock and received two warrants to purchase up to an additional 21,875,000 shares of common stock. As part of the financing transaction, we also entered into a certain Registration Rights Agreement with Barron Partners pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under the warrants.

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

As of September 30, 2005, we had accrued a total of $278,000 (161 days at $1,726 per day) in penalties under the terms of the Registration Agreement, inclusive of an adjustment made pursuant to a tentative verbal agreement reached with Barron Partners in April 2005, wherein, in relation to the associated accruing penalties, we agreed to pay Barron Partners an amount in cash equal to $100,000 to toll the accrual of further penalties until June 21, 2005. Although this amount has been paid in full, in two equal installments of $50,000 on each of April 22, 2005 and July 8, 2005, penalties in the amount of $1,726 per day continue to accrue from June 21, 2005 until the registration statement is declared effective, at which time a negotiated reduction of such total amount is expected to be reached, the extent of which is as yet unknown, and terms of payment of which are expected to be agreed to so as to allow us to reasonably meet our ongoing operating needs. The penalties have been included in other expenses. We have experienced continued delays in effectiveness of the registration statement due principally to ongoing efforts made necessary by our determination to restate certain of our historical financial information. Although there can be no assurance, management is hopeful that we will cause such registration statement to be declared effective in the near future. The amount paid by us to date to satisfy this obligation has, and any continued delays in our ability to cause the registration statement to be declared effective coupled with additional amounts which we are and may be required to pay, will have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a corresponding reduction in our net income and the likelihood of a net loss for the year.

Amortization

Amortization expense increased approximately $12,000 for the nine months ended September 30, 2005. The software license acquired from The Learning Company in July of 1999 is amortized over a 10 year useful life. Amortization expense for 2005 reflects the continual amortization of the software license along with the amortization for the launch of our website, www.quickverse.com, during the second quarter of 2004.

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

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. At September 30, 2005, management established the valuation allowance based on the assessment that the company will produce sufficient income in the future to realize its net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the software license agreement. We currently have net operating loss carryforwards, for income tax purposes, of approximately $7,648,000. The carryforwards are the result of income tax losses generated in 2000 ($2,480,000 expiring in 2020) and 2001 ($5,168,000 expiring in 2021). We will need to achieve a minimum annual taxable income over the remaining life of the carryforward, before deduction of operating loss carryforwards, of approximately $450,000 to fully utilize the current loss carryforwards. We believe this is achievable through careful expense management and continued introduction of new products and enhanced versions of our existing products.

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

Working Capital at September 30	2005	2004	Change	%
Current assets	$1,025,946	$1,138,544	$(112,598)	-10%
Current liabilites	$1,594,758	$1,332,904	$261,854	20%
Retained deficit	$(6,597,395)	$(6,794,034)	$196,639	-3%

As of September 30, 2005, we had $1,025,946 in current assets, $1,594,758 in current liabilities and a retained deficit of $6,597,395. We had a loss before income taxes of $518,295 for the three months ended September 30, 2005 and a loss before income taxes of $905,419 for the nine months ended September 30, 2005. In comparison, as of September 30, 2004 we had $1,138,544 in current assets, $1,332,904 in current liabilities and a retained deficit of $6,794,034.

Cash Flows for Nine Months Ended September 30	2005	2004	Change	%
Cash flows provided (used) by operating activities	$479,934	$(795,389)	$1,275,323	-160%
Cash flows (used) by investing activities	$(750,851)	$(422,349)	$(328,502)	78%
Cash flows provided (used) by financing activities	$(30,604)	$1,715,469	$(1,746,073)	-102%

Net cash used by operating activities was approximately $795,000 for the nine months ended September 30, 2004, and net cash provided by operating activities was approximately $480,000 for the nine months ended September 30, 2005. The increase in cash provided was primarily due to an increase in the amounts received from customers resulting from increased sales along with a decrease in the amount paid out to suppliers and employees.

Net cash used in investing activities was approximately $422,000 for the nine months ended September 30, 2004 and approximately $751,000 for the nine months ended September 30, 2005. The increase in cash used for investing activities results from capitalizing costs associated with software development and Website development along with upgrading our internal computer equipment and software in order to increase our operating efficiency capabilities. Furthermore, during the nine months ended September 30, 2005 the restriction on the cash held in reserve by our merchant banker was lifted and made available to us.

Net cash provided by financing activities was approximately $1,715,000 for the nine months ended September 30, 2004, and net cash used by financing activities was approximately $31,000 for the nine months ended September 30, 2005. The net cash provided by financing activities for the nine months ended September 30, 2004 reflects final settlement on our accounts receivable line of credit, payment made on long term note payables, stock offering costs associated with the Barron Partners, LP equity financing and the proceeds received from convertible debentures and the issuance of stock for Barron Partners. Cash used by financing activities for the nine months ended September 30, 2005 reflects payments made on long-term note payables.

As part of the July 19, 2004 financing transaction with Barron Partners, LP, we also entered into a certain Registration Rights Agreement pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under each of two warrants. On November 22, 2004 we filed a registration statement on Form SB-2 covering the shares issued to Barron Partners, as well as the shares underlying the warrants issued to Barron Partners. In accordance with the terms of the Registration Rights Agreement, as amended, we had another 150 days, until April 22, 2005, to cause such registration statement to be declared effective by the SEC, with any delays in meeting this obligation resulting in our being liable to Barron Partners in an amount equal to $630,000 per year, pro-rated for the duration of any such delay, which amounts to $1,726 per day.

As of September 30, 2005 we have accrued $278,000 (161 days at $1,726 per day) in penalties under the terms of the Registration Rights Agreement, inclusive of an adjustment made pursuant to a tentative verbal agreement reached with Barron Partners in April 2005, wherein, in relation to the associated accruing penalties, we agreed to pay Barron Partners an amount in cash equal to $100,000 to toll the accrual of further penalties until June 21, 2005. Although this amount has been paid in full, in two equal installments of $50,000 on each of April 22, 2005 and July 8, 2005, penalties in the amount of $1,726 per day continue to accrue from June 21, 2005 until the registration statement is declared effective, at which time a negotiated reduction of such total amount is expected to be reached, the extent of which is as yet unknown, and terms of payment of which are expected to be agreed to so as to allow us to reasonably meet our ongoing operating needs. Although there can be no assurance, management is hopeful that we will cause such registration statement to be declared effective in the near future. The amount paid by us to date to satisfy this obligation has, and any continued delays in our ability to cause the registration statement to be declared effective coupled with additional amounts which we are and may be required to pay, will have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a corresponding reduction in our net income and the likelihood of a net loss for the year. See Exhibits 10.10, 10.11, 10.12, and 10.13.

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

At September 30, 2005, the future minimum rental payments required under these leases are as follows:

2005	$20,333
2006	69,451
2007	27,288
Total future minimum rental payments	$117,072

We lease telephone equipment under a capital lease expiring in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life. Minimum future lease payments under capital leases as of September 30, 2005 for each of the next five years and in the aggregate are:

2005	$3,432
2006	13,726
2007	13,726
2008	13,726
2009	12,582
Total minimum lease payments	57,192
Less: Amount representing interest	12,086
Total obligations under capital lease	45,106
Less: Current installments of obligations under capital lease	8,922
Long-term obligation under capital lease	$36,184

The Potential Impact of Known Facts, Commitments, Events and Uncertainties on Future Operating Results or Future Liquidity Requirements

New Accounting Pronouncements

In the past, we have applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting as allowed by SFAS No 123, Accounting for Stock Based Compensation, for various forms of share-based awards including incentive and nonqualified stock options and stock appreciation rights attached to stock options; and therefore, no compensation cost had been recognized. However, in December 2004, the FASB issued SFAS No 123 (R), Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that the service is provided for that award. This new standard will be effective for the company the first quarter of fiscal 2006. We did not grant any form of share-based awards during the nine months ended September 30, 2005.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no reportable events under this Item 4 during the quarterly period ended September 30, 2005.

ITEM 5. OTHER INFORMATION.

The Annual Meeting of the Stockholders of Findex.com, Inc. will be held on May 19, 2006. Stockholders of record who wish to submit a proposal at the 2006 Annual Meeting must provide written notice to the Secretary of the company in accordance with Article IX of our Articles of Incorporation. Under our Articles of Incorporation, such notice must be received by the Secretary no earlier than March 21, 2006, and no later than April 20, 2006.

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

10.11	Amendment No. 1 to Barron Partners, LP Stock Purchase Agreement dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

31.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated November 14, 2005. FILED HEREWITH.

31.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated November 14, 2005. FILED HEREWITH.

32.1
Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated November 14, 2005. FILED HEREWITH.

32.2
Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated November 14, 2005. FILED HEREWITH.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

Date: November 14, 2005	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: November 14, 2005	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer