Form 10KSB/A
period 2004-12-31
FINDEX COM INC
filed 2005-12-14
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 4

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

As of December 13, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $1,662,000.

At December 13, 2005, the registrant had outstanding 48,619,855 shares of common stock, of which there is only a single class.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    RECENT SALES OF UNREGISTERED SECURITIES

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued		Consideration *	Footnotes
Common Stock Issuances
12/31/04	Common Stock	Business Investor Services, Inc.	466,666	$	---	2B
11/16/04	Common Stock	2030 Investors, LLC	1,000,000	$	---	2B
11/16/04	Common Stock	C. James Jensen	1,000,000	$	---	2B

Common Stock Warrant Issuances
11/10/04	Common Stock	Barron Partners, LP	10,937,500		$838,539	1A
11/10/04	Common Stock	Barron Partners, LP	10,937,500		$838,539	1A

Convertible Promissory Note Issuances
09/30/04	Common Stock	2030 Investors, LLC	1,000,000		$120,000	1A
09/30/04	Common Stock	C. James Jensen	1,000,000		$120,000	1A

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

Derivatives

We account for warrants issued with shares of common stock in a private placement according to EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In accordance with accounting mandate, the derivative liability associated with the warrants has been and shall continue until our registration statement on Form SB-2 originally filed on November 22, 2004 is declared effective to be adjusted to fair value (calculated using the Black Scholes method) at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The corresponding fair value adjustment is included in the consolidated statements of operations as other expenses as the value of the warrants increases from an increase in our stock price at the balance sheet date and as other income as the value of the warrants decreases from a decrease in our stock price. At December 31, 2004, the fair value of the derivative liability was approximately $1,969,000, and a fair value adjustment of approximately $292,000 has been included in other expenses for the year then ended. An increase in our stock price by 10% from the year ended December 31, 2004 would result in a fair value adjustment of approximately $197,000 as other expenses, and a decrease in our stock price by 10% from the year ended December 31, 2004 would result in a fair value adjustment of approximately $197,000 as other income.

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

    RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Our income before taxes decreased approximately $1,525,000 from an income of approximately $1,473,000 for the twelve months ended December 31, 2003 to a loss of approximately $52,000 for the twelve months ended December 31, 2004, and our net income decreased approximately $735,000 from a net income of approximately $1,699,000 for the twelve months ended December 31, 2003 to a net income of approximately $964,000 for the twelve months ended December 31, 2004. These decreases are a result of the following items. For the twelve months ended December 31, 2003, we wrote down accrued royalties of approximately $584,000 and wrote off a note payable of approximately $650,000 and the interest associated with the note of approximately $217,000. Both of these write down items are included in other income. We also wrote down a distinct category of obsolete inventory of approximately $61,000, which is included in cost of sales. For the twelve months ended December 31, 2004, we wrote down the reserve for rebates payable from a change in accounting estimate of approximately $142,000 and wrote down actual rebates payable of approximately $61,000 due to an overstatement. Both of these write down items are recognized as an adjustment to revenue. We also wrote down a distinct category of obsolete inventory of approximately $32,000 which is included in cost of sales, and incurred an expense of approximately $155,000 related to a settlement with an institutional private equity investor which is included in other adjustments. Furthermore, for the twelve months ended December 31, 2004, we recognized approximately a $1,000,000 gain from extinguishment of debt which is classified as other income. The extinguishment of debt is a direct result from settling with various vendors and content providers for lump-sum payments at a reduced amount of balances owed. Finally, we recognized a loss of approximately $292,000 related to the fair value adjustment of derivatives in other expenses for the twelve months ended December 31, 2004. Warrants issued with shares of common stock in a private placement are considered derivative liabilities. The derivative liability associated with the warrants has been adjusted to fair value at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. See “Derivatives” below.

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

Derivatives

In November 2004, we issued two warrants to purchase an aggregate of 21,875,000 shares of our common stock in connection with a certain Stock Purchase Agreement completed with Barron Partners, LP, on July 19, 2004. The first warrant entitles the holder to purchase up to 10,937,500 shares of our common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of our common stock at a price of $0.60 per share. Each warrant is subject to standard adjustment provisions and each provides for settlement in registered shares of our common stock and may, at the option of the holder, be settled in a cashless, net-share settlement. These warrants have been accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In accordance with accounting mandate, the derivative liability associated with these warrants has been and shall continue until our registration statement on Form SB-2 originally filed on November 22, 2004 is declared effective to be adjusted to fair value at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The fair value of each warrant was initially assessed at $2,187,500 ($4,375,000 total) using the Black-Scholes valuation method. At December 31, 2004, the fair value of the derivative liability was approximately $1,969,000, and a fair value adjustment of approximately $292,000 has been included in other expenses for the year then ended.

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

    LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had $1,551,447 in current assets, $3,351,893 in current liabilities and a retained deficit of $6,170,831. We had a loss before income taxes of $51,806 and a net income after income taxes of $964,053 for the year ended December 31, 2004. Operating expenses for 2004 included approximately $149,000 in non-cash expenses related to shares of common stock and warrants issued for services and approximately $30,000 in non-cash expenses related to shares of common stock issued in a settlement agreement. Other income for 2004 included approximately $1,000,000 from extinguishment of debt, and other expenses for 2004 included a loss of approximately $292,000 from the fair value adjustment of derivatives. See “Results Of Operations” above.

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

On July 19, 2004, we completed an equity financing in the amount of $1,750,000 through a private placement with Barron Partners, LP. Under the terms of the agreement, Barron purchased 21,875,000 restricted shares of common stock at a price of $0.08 per share. In addition, according to the terms of the agreement, Barron received two warrants to purchase common stock. The first warrant entitles Barron to purchase up to 10,937,500 shares of common stock at a price of $0.18 per share and the second warrant entitles Barron to purchase up to 10,937,500 additional shares of common stock at a price of $0.60 per share; each warrant is subject to standard adjustment provisions. These warrants have been accounted for as a liability according to EITF 00-19. In accordance with accounting mandate, the derivative liability associated with these warrants has been and shall continue until our registration statement on Form SB-2 originally filed on November 22, 2004 is declared effective to be adjusted to fair value at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The fair value of each warrant was initially assessed at $2,187,500 ($4,375,000 total) using the Black-Scholes valuation method. At December 31, 2004, the fair value of the derivative liability was approximately $1,969,000, and a fair value adjustment of approximately $292,000 has been included in other expenses for the year then ended. See Exhibits 10.10, 10.11, 10.12 and 10.13.

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

As of the date of this filing, the registration statement filed on November 22, 2004 had not yet been declared effective. Pursuant to a tentative verbal agreement reached with Barron Partners in April 2005, wherein, in relation to the associated accruing penalties, we agreed to pay Barron Partners an amount in cash equal to $100,000 to toll the accrual of further penalties until June 21, 2005. Although this amount has been paid in full, in two equal installments of $50,000 on each of April 22, 2005 and July 8, 2005, penalties in the amount of $1,726 per day continue to accrue from June 21, 2005 until the registration statement is declared effective. We have experienced ongoing delays in effectiveness of the registration statement due principally to ongoing efforts made necessary by our determination to restate certain of our historical financials information. Although there can be no assurance, management is hopeful that we will be able to cause the registration statement to be declared effective within the next several months and that, because of their interest in our financial prosperity, we will be able to obtain an agreement with Barron Partners with respect to accruing penalties such that any amounts owed by us as of the time the registration statement is declared effective can be paid by us in installments over time on the basis of a schedule that we will be able to meet without undue financial hardship. If we are unsuccessful in causing the registration statement to be declared effective by the SEC in the near future, however, it is likely to have a very material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

We may incur derivative liabilities in an as yet unknown amount in connection with our issuance of two common stock warrants.

In November 2004 we issued two warrants to purchase an aggregate of 21,875,000 shares of our common stock in connection with a certain Stock Purchase Agreement completed with Barron Partners, LP, on July 19, 2004. The first warrant entitles the holder to purchase up to 10,937,500 shares of our common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of our common stock at a price of $0.60 per share. Each warrant is subject to standard adjustment provisions and each provides for settlement in registered shares of our common stock and may, at the option of the holder, be settled in a cashless, net-share settlement.

The fair value of each warrant was initially assessed at $2,187,500 ($4,375,000 total) using the Black-Scholes valuation method. In accordance with accounting mandate, the derivative liability associated with these warrants has been and shall continue until our registration statement on Form SB-2 originally filed on November 22, 2004 is declared effective to be adjusted to fair value at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. At December 31, 2004, the fair value of the derivative liability was approximately $1,969,000, and a fair value adjustment of approximately $292,000 has been included in other expenses for the year then ended. The fair value of the derivative liability is directly related and will fluctuate in response to the share price of our common stock. In the event that the fair value of the derivative liability exceeds the amount of any cashless, net-share settlement under the warrants, we may find it necessary to compensate the holder through cash payments, which would have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a corresponding reduction in our net income and the likelihood of a net loss for the year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivatives”.

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

As discussed in Note 19 to the consolidated financial statements, there were errors in reporting the Company’s settlement agreement for the software license, errors in reporting some of the classifications, errors in reporting the rebate reserve adjustment, and errors in reporting the warrants issued in connection with a private placement in the balance sheets and the statements of operations that were discovered by management as a result of a regulatory review. Accordingly, the consolidated financial statements have been restated to correct the errors.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
February 18, 2005 except for Notes 1, 5, 8, 9, 10, 11, 12, 13, 15, 16, and 19 dated December 13, 2005

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

		2004	2003
		(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents		$341,359	$41,668
Accounts receivable, trade (Note 2)		566,819	365,803
Inventories (Note 3)		234,000	272,600
Deferred income taxes, net (Note 8)		300,191	---
Other current assets		109,078	21,920
Total current assets		1,551,447	701,991
Property and equipment, net (Note 4)		131,019	65,603
Software license, net (Note 5)		2,265,783	2,769,291
Capitalized software development costs, net (Note 1)		701,289	584,706
Deferred income taxes, net (Note 8)		157,840	---
Restricted cash		50,354	100,354
Other assets		94,101	63,818
Total assets		$4,951,833	$4,285,763

Liabilities and stockholders’ equity
Current liabilities:
Notes payable (Note 6)	$	---	$89,999
Current maturities of long-term debt (Note 7)		35,495	126,876
Accrued royalties		287,514	1,499,006
Accounts payable, trade		621,804	989,354
Accrued payroll		209,984	216,767
Reserve for sales returns		100,180	57,572
Rebates payable		29,561	233,189
Payroll taxes payable		8,235	221,600
Derivatives (Notes 1 and 9)		1,968,750	---
Other current liabilities		90,370	89,554
Total current liabilities		3,351,893	3,523,917
Long-term debt (Note 7)		42,972	73,763
Deferred income taxes, net (Note 8)		157,840	717,151
Commitments and contingencies (Note 18)
Stockholders’ equity (Note 9):
Preferred stock, $.001 par value
5,000,000 shares authorized
Series A: -0- and 11,400 shares issued and outstanding, respectively		---	11
Series B: -0- and 40,000 shares issued and outstanding, respectively		---	40
Common stock, $.001 par value
120,000,000 and 50,000,000 shares authorized, respectively
48,619,855 and 21,011,438 shares issued and outstanding, respectively		48,620	21,011
Paid-in capital		7,521,339	7,080,629
Retained (deficit)		(6,170,831)	(7,130,759)
Total stockholders’ equity		1,399,128	(29,068)
Total liabilities and stockholders’ equity		$4,951,833	$4,285,763

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2004	2003
	(Restated)	(Restated)

Revenues, net of reserves and allowances (Notes 11 and 19)	$5,422,097	$4,560,911
Cost of sales (Note 19)	1,820,553	1,327,983
Gross profit	3,601,544	3,232,928
Operating expenses:
Sales and marketing	1,280,761	815,954
General and administrative	2,309,838	1,751,234
Bad debt expense	22,778	23,208
Amortization expense	519,850	504,427
Depreciation expense	44,478	43,224
Total operating expenses	4,177,705	3,138,047
Earnings (loss) from operations	(576,161)	94,881
Interest income	1,378	9,727
Other income (Note 10)	1,011,366	1,458,121
Other adjustments (Note 10 )	(154,569)	---
(Loss) on fair value adjustment of derivatives (Note 9)	(291,672)	---
(Loss) on disposition of assets	(141)	(2,659)
Interest expense	(42,007)	(87,144)
Income (loss) before income taxes	(51,806)	1,472,926
Provision for income taxes (Note 8)	1,015,859	226,461
Net income	$964,053	$1,699,387

Basic earnings per share (Note 12):
Basic	$0.03	$0.08
Diluted	$0.03	$0.08

Weighted average shares outstanding (Note 12):
Basic	34,520,754	20,411,438
Diluted	35,195,840	22,365,438

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Retained
	Preferred Stock				Common Stock		Paid-In	Earnings
		Series A		Series B	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2002 (Restated)		$11		$40	19,811,438	$19,811	$7,029,079	$(8,830,146)	$(1,781,205)
Common stock issued for services		---		---	1,200,000	1,200	51,550	---	52,750
Net income, December 31, 2003 (Restated)		---		---	---	---	---	1,699,387	1,699,387
Balance, December 31, 2003 (Restated)		$11		$40	21,011,438	$21,011	$7,080,629	$(7,130,759)	$(29,068)
Common stock issued for services		---		---	2,774,105	2,774	100,445	---	103,219
Common stock warrants issued for services		---		---	---	---	75,715	---	75,715
Common stock cancelled		---		---	(48,387)	(48)	48	---	---
Preferred Series A common stock dividend		---		---	56,356	56	4,069	(4,125)	---
Conversion of preferred stock		(11)		(40)	484,677	485	(434)	---	---
Common stock issued in connection with
private placement, net of $51,047 of issuance costs		---		---	21,875,000	21,875	---	---	21,875
Conversion of notes payable		---		---	2,466,666	2,467	260,867	---	263,334
Net income, December 31, 2004 (Restated)		---		---	---	---	---	964,053	964,053
Balance, December 31, 2004 (Restated)	$	---	$	---	48,619,855	$48,620	$7,521,339	$(6,170,831)	$1,399,128

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2004	2003
	(Restated)	(Restated)

Cash flows from operating activities:
Cash received from customers	$5,062,396	$4,228,649
Cash paid to suppliers and employees	(5,673,088)	(3,364,838)
Other operating receipts	9,276	7,977
Interest paid	(37,928)	(43,203)
Interest received	1,378	9,727
Income taxes (paid) refunded	(5,702)	43,909
Net cash provided (used) by operating activities	(643,668)	882,221
Cash flows from investing activities:
Acquisition of property, plant and equipment	(58,247)	(18,433)
Software development costs	(692,063)	(659,486)
Website development costs	(31,838)	(35,684)
Deposits refunded (paid)	35,216	(100,854)
Net cash (used) by investing activities	(746,932)	(814,457)
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	(20,935)	14,657
Payments made on long-term notes payable	(227,727)	(79,404)
Proceeds from convertible notes payable	240,000	---
Proceeds from issuance of stock and warrants	1,750,000	---
Stock offering costs paid	(51,047)	---
Net cash provided (used) by financing activities	1,690,291	(64,747)
Net increase in cash and cash equivalents	299,691	3,017
Cash and cash equivalents, beginning of year	41,668	38,651
Cash and cash equivalents, end of year	$341,359	$41,668

Reconciliation of net income to cash flows from operating activities:
Net income	$964,053	$1,699,387
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Software development costs amortized	575,481	355,282
Stock and warrants issued for services	178,929	52,750
Rebate reserve adjustment	(142,039)	(124,262)
Provision for bad debts	22,778	23,208
Depreciation & amortization	564,328	547,651
Debt forgiveness	(1,002,090)	(650,000)
Loss on fair value adjustment of derivative	291,672	---
Loss on disposal of property, plant and equipment	141	2,659
Change in assets and liabilities:
(Increase) in accounts receivable	(223,794)	(160,770)
Decrease in inventories	38,600	144,100
(Increase) decrease in refundable income taxes	(2,948)	43,909
(Increase) decrease in prepaid expenses	(84,211)	20,869
(Decrease) in accrued royalties	(324,360)	(631,607)
Increase (decrease) in accounts payable	(271,198)	81,793
(Decrease) in income taxes payable	(1,270)	---
(Decrease) in deferred taxes	(1,017,343)	(226,463)
(Decrease) in other liabilities	(210,397)	(296,285)
Net cash provided (used) by operating activities	$(643,668)	$882,221

See accompanying notes.

Findex.com, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Restated)

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

DERIVATIVES

We account for warrants issued with shares of common stock in a private placement according to EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In accordance with accounting mandate, the derivative liability associated with the warrants has been and shall continue until our registration statement on Form SB-2 originally filed on November 22, 2004 is declared effective to be adjusted to fair value (calculated using the Black Scholes method) at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The corresponding fair value adjustment is included in the consolidated statements of operations as other expenses as the value of the warrants increases from an increase in our stock price at the balance sheet date and as other income as the value of the warrants decreases from a decrease in our stock price.

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

NOTE 7 - LONG-TERM DEBT

At December 31, 2004 and 2003, long-term debt consisted of the following:

	2004	2003

Unsecured term note payable to a corporation due October 2004 in monthly installments of $5,285, including interest at 8%.	$26,679	$53,975

Term note payable to a corporation due December 2005 in monthly installments of $6,833, including interest at 8%. Secured by inventory. See Notes 3 and 10.	---	146,664

Capital lease obligation payable to a corporation due November 2009 in monthly installments of $1,144, including interest at 11.7%. Secured by telephone equipment. See Notes 4 and 14.	51,788	---
	78,467	200,639
Less: Current maturities	35,495	126,876
Long-term debt	$42,972	$73,763

Principal maturities at December 31, 2004 are as follows:

2005	$35,495
2006	9,186
2007	10,318
2008	11,591
2009	11,877
Total	$78,467

NOTE 8 - INCOME TAXES (Restated)

The provision (benefit) for taxes on income from continuing operations for the years ended December 31, 2004 and 2003 consisted of the following:

		2004		2003

Current:
Federal	$	---	$	---
State		1,484		---
		1,484		---
Deferred:
Federal		(1,009,939)		(185,213)
State		(7,404)		(41,248)
		(1,017,343)		(226,461)
Total tax provision (benefit)		$(1,015,859)		$(226,461)

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2004	2003

(Benefit) Expense at Federal statutory rate - 25% and 34%	$(12,952)	$458,546
State tax effects, net of Federal taxes	(4,069)	(27,224)
Nondeductible expenses	236,009	1,764
Taxable temporary differences	(73,533)	185,213
Deductible temporary differences	356,278	(4,449)
Deferred tax asset valuation allowance	(1,517,592)	(840,311)
Income tax benefit	$(1,015,859)	$(226,461)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our total and net deferred tax assets, deferred tax asset valuation allowances and deferred tax liabilities at December 31, 2004 and 2003 are as follows:

For the year ended December 31, 2004	Federal	State	Total

Current Deferred Income Taxes
Reserve for sales returns	$34,061	$8,014	$42,075
Reserve for technical support costs	13,362	3,144	16,506
Accrued compensation costs	50,734	11,937	62,671
Deferred revenue	14,807	3,484	18,291
Reserve for bad debts	6,120	1,440	7,560
Operating loss carryforwards	285,600	1,054	286,654
	404,684	29,073	433,757
Less: Valuation allowance	129,005	4,561	133,566
Deferred income tax asset, net	$275,679	$24,512	$300,191

Non-current Deferred Income Taxes
Property and equipment, net	$2,312	$544	$2,856
Reorganization costs	1,700	400	2,100
State deferred tax liabilities	53,665	---	53,665
Operating loss carryforwards	2,555,351	3,957	2,559,308
	2,613,028	4,901	2,617,929
Less: Valuation allowance	1,774,631	4,901	1,779,532
Deferred income tax asset, net	838,397	---	$838,397
Software development costs	(238,438)	(56,103)	$(294,541)
Website costs	(23,020)	(5,416)	(28,436)
Software license fees	(409,360)	(96,321)	(505,681)
State deferred tax assets	(32,726)	---	(32,726)
Deferred income tax liability	(680,557)	(157,840)	$(838,397)
Deferred income tax asset, net	$157,840
Deferred income tax liability, net		$(157,840)

For the year ended December 31, 2003		Federal		State		Total

Current Deferred Income Taxes
Reserve for sales returns		$19,574		$4,606		$24,180
Reserve for technical support costs		12,580		2,960		15,540
Accrued compensation costs		60,781		14,301		75,082
Reserve for bad debts		6,460		1,520		7,980
Operating loss carryforwards		102,000		24,000		126,000
		201,395		47,387		248,782
Less: Valuation allowance		201,395		47,387		248,782
Deferred income tax asset, net	$	---	$	---	$	---

Non-current Deferred Income Taxes
Property and equipment, net		$614		$144		$758
Reorganization costs		11,900		2,800		14,700
State deferred tax liabilities		46,444		---		46,444
Operating loss carryforwards		2,435,074		684,932		3,120,006
		2,494,032		687,876		3,181,908
Less: Valuation allowance		2,494,032		687,876		3,181,908
Deferred income tax asset, net	$	---	$	---		---
Software license fees		$(580,551)		$(136,600)		(717,151)
Deferred income tax liability		$(580,551)		$(136,600)		(717,151)
Deferred income tax liability, net						$(717,151)

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

In November 2004, we issued two warrants to purchase an aggregate of 21,875,000 shares of our common stock in connection with a certain Stock Purchase Agreement completed with a New York based private investment partnership, on July 19, 2004. The first warrant entitles the holder to purchase up to 10,937,500 shares of our common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of our common stock at a price of $0.60 per share. Each warrant is subject to standard adjustment provisions and each provides for settlement in registered shares of our common stock and may, at the option of the holder, be settled in a cashless, net-share settlement. The maximum number of shares of our common stock to be received for each warrant in a net-share settlement would be 10,937,500 but the actual number of shares settled would likely be significantly less and would vary based on the last reported sale price (as reported by Bloomberg) of our common stock on the date immediately preceding the date of the exercise notice. These warrants are accounted for as a liability according to the guidance of EITF 00-19 and the fair value of each warrant was initially assessed at $2,187,500 ($4,375,000 total) using the Black-Scholes valuation method. The fair value of each warrant was estimated on the date of commitment with the following assumptions:

	Warrant A	Warrant B

Expected term - years	5	5
Stock price on date of commitment (July 19, 2004)	$0.20	$0.20
Expected dividend yield	0%	0%
Expected stock price volatility	490%	490%
Risk-free interest rate	3.80%	3.80%

We recognized a loss of $2,697,922 on the commitment of the warrants determined as follows:

Fair value of warrants on commitment date (July 19, 2004)		$4,375,000
Less: Net proceeds received
Gross proceeds received for stock and warrants	$1,750,000
Par value of common stock issued	(21,875)
Stock offering costs	(51,047)	$1,677,078
Loss on fair value adjustment of derivatives		$2,697,922

The warrants are revalued at each balance sheet date by using the parameters above, reducing the expected term to reflect the passing of time (4.55 years at December 31, 2004), and using the stock price at the balance sheet date ($0.09 at December 31, 2004). A net fair value adjustment of $291,672 ($1,968,750, December 31, 2004 fair value, less $1,677,078, net proceeds received) has been included in other expenses on the consolidated statements of operations for the year ended December 31, 2004.

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

The following table shows the amounts used in computing earnings per common share and the effect on income and the average number of shares of dilutive potential common stock:

For the Year Ended December 31	2004	2003

Net Income	$964,053	$1,699,387
Common stock dividend on Preferred Series A	(4,125)	---
Net income available to common shareholders	$959,928	$1,699,387

Basic weighted average shares outstanding	34,520,754	20,411,438
Dilutive effect of:
Stock options	429,824	---
Convertible notes payable	---	1,800,000
Convertible Preferred Series A	---	114,000
Convertible Preferred Series B	---	40,000
Warrants	245,262	---
Diluted weighted average shares outstanding	35,195,840	22,365,438

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

	2004	2003

Net income, as reported	$964,053	$1,699,387
Pro Forma compensation charge under SFAS No. 123	---	(59,722)
Pro Forma net income	$964,053	$1,639,665

Earnings per share:
Basic - as reported	$0.03	$0.08
Basic - pro forma	$0.03	$0.08

Diluted - as reported	$0.03	$0.08
Diluted - pro forma	$0.03	$0.07

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	490%
Risk-free interest rate	3.80%

Activity under our stock option plans is summarized as follows:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2002	2,843,450	$0.33
Granted	500,000	$0.05
Exercised	---	---
Expired or forfeited	(53,167)	$0.39
Canceled	---	---
Balance at December 31, 2003	3,290,283	$0.29
Granted	---	---
Exercised	---	---
Expired or forfeited	(140,083)	$0.12
Canceled	(715,200)	$1.02
Balance at December 31, 2004	2,435,000	$0.09

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

As of the date of this filing, the registration statement filed on November 22, 2004 had not yet been declared effective. Pursuant to an agreement reached with the New York based private investment partnership in relation to the associated accruing penalties, we have agreed to pay the New York based private investment partnership an amount in cash equal to $100,000 in two equal installments of $50,000 between April 22, 2005 and May 22, 2005 (paid April 22, 2005 and July 8, 2005), with no additional penalty obligations accruing for at least 60 days from April 22, 2005. Although there can be no assurance, management believes that the prospects of our being able to cause the registration statement to be declared effective by June 21, 2005 are good. If we are unsuccessful in causing the registration statement to be declared effective by the SEC by June 21, 2005, however, and depending on how long any such delay in causing effectiveness to be declared by the SEC continues thereafter, it is likely to have a very material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

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

•
We erroneously treated the warrants issued to a New York based private investment partnership in connection with a private placement as equity. The correct presentation is as a liability adjusted for changes in fair value, at each balance sheet date, through the consolidated statements of operations, as provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. We reclassified the initial fair value of the warrants ($4,375,000 at July 19, 2004) as a current liability ($1,968,750 at December 31, 2004) and have included the net change in fair value through December 31, 2004 ($291,672) in Other Expenses on the consolidated statements of operations. See Note 9 - Stockholders’ Equity.

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

A summary of the effects of these changes is as follows:

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2004

	As Previously Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$341,359	$341,359	$	---
Accounts receivable, trade	566,819	566,819		---
Inventories	234,000	234,000		---
Deferred income taxes, net	300,191	300,191		---
Other current assets	109,078	109,078		---
Total current assets	1,551,447	1,551,447		---
Property and equipment, net	131,019	131,019		---
Software license, net	2,513,158	2,265,783		(247,375)	(a)
Capitalized software development costs, net	701,289	701,289		---
Deferred income taxes, net	253,968	157,840		(96,128)	(b)
Restricted cash	50,354	50,354		---
Other assets	94,101	94,101		---
Total assets	$5,295,336	$4,951,833		$(343,503)

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$35,495	$35,495	$	---
Accrued royalties	287,514	287,514		---
Accounts payable, trade	621,804	621,804		---
Accrued payroll	209,984	209,984		---
Reserve for sales returns	100,180	100,180		---
Rebates payable	29,561	29,561		---
Payroll taxes payable	8,235	8,235		---
Derivatives	---	1,968,750		1,968,750	(d)
Other current liabilities	90,373	90,370		(3)	(c)
Total current liabilities	1,383,146	3,351,893		1,968,747
Long-term debt	42,972	42,972		---
Deferred income taxes, net	253,968	157,840		(96,128)	(b)
Stockholders’ equity (Note 9):
Common stock	48,620	48,620		---
Paid-in capital	9,198,417	7,521,339		(1,677,078)	(d)
Retained (deficit)	(5,631,787)	(6,170,831)		(539,044)	(a)
Total stockholders’ equity	3,615,250	1,399,128		(2,216,122)
Total liabilities and stockholders’ equity	$5,295,336	$4,951,833		$(343,503)

(a) Decrease from reclassification of 2002 debt forgiveness and additional accumulated amortization.
(b) Decrease from effects of recognizing additional amortization.
(c) Rounding difference.
(d) Reclassification of common stock warrants as a derivative under EITF 00-19. Liability adjusted to fair value.

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

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Year Ended December 31, 2004

	As Previously Reported	As Restated	Change

Revenues, net of reserves and allowances	$5,218,784	$5,422,097	$203,313	(a)
Cost of sales	1,745,664	1,820,553	74,889	(b)
Gross profit	3,473,120	3,601,544	128,424
Operating expenses:
Sales and marketing	1,294,377	1,280,761	(13,616)	(c)
General and administrative	2,309,837	2,309,838	1	(d)
Rebate reserve adjustment	(266,301)	---	266,301	(a)
Bad debt expense	22,778	22,778	---
Amortization expense	16,343	519,850	503,507	(e)
Depreciation expense	44,478	44,478	---
Total operating expenses	3,421,512	4,177,705	756,193
Earnings (loss) from operations	51,608	(576,161)	(627,769)
Interest income	1,378	1,378	---
Other income	9,276	1,011,366	1,002,090	(f)
Nonrecurring items	(154,569)	---	154,569	(g)
Other adjustments	---	(154,569)	(154,569)	(g)
Loss on fair value adjustment of derivatives	---	(291,672)	(291,672)	(k)
Loss on disposition of assets	(141)	(141)	---
Interest expense	(42,007)	(42,007)	---
Loss before income taxes	(134,455)	(51,806)	82,649
Provision for income taxes	1,750,908	1,015,859	(735,049)	(h)
Income before extraordinary item	1,616,453	964,053	(652,400)
Extraordinary item, net of applicable taxes	601,216	---	(601,216)	(i)
Net income	$2,217,669	$964,053	$(1,253,616)

Basic earnings per share:
Basic	$0.06	$0.03	$(0.03)	(j)
Diluted	$0.06	$0.03	$(0.03)	(j)

Weighted average shares outstanding:
Basic	34,520,754	34,520,754	---
Diluted	35,195,840	35,195,840	---

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
(k) Adjustment to fair value of derivatives per EITF 00-19.

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

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31, 2004

	As Previously Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$5,062,396	$5,062,396	$	---
Cash paid to suppliers and employees	(5,673,088)	(5,673,088)		---
Other operating receipts	9,276	9,276		---
Interest paid	(37,928)	(37,928)		---
Interest received	1,378	1,378		---
Income taxes (paid) refunded	(5,702)	(5,702)		---
Net cash (used) by operating activities	(643,668)	(643,668)		---
Cash flows from investing activities:
Acquisition of property, plant and equipment	(58,247)	(58,247)		---
Software development costs	(692,063)	(692,063)		---
Website development costs	(31,838)	(31,838)		---
Deposits refunded	40,545	35,216		(5,329)	(a)
Net cash (used) by investing activities	(741,603)	(746,932)		(5,329)
Cash flows from financing activities:
Payments made on line of credit, net	(20,935)	(20,935)		---
Payments made on long-term notes payable	(227,727)	(227,727)		---
Proceeds from convertible notes payable	240,000	240,000		---
Proceeds from issuance of stock and warrants	1,750,000	1,750,000		---
Stock offering costs paid	(51,047)	(51,047)		---
Net cash provided by financing activities	1,690,291	1,690,291		---
Net increase in cash and cash equivalents	305,020	299,691		(5,329)
Cash and cash equivalents, beginning of year	36,339	41,668		5,329	(a)
Cash and cash equivalents, end of year	$341,359	$341,359	$	---

Reconciliation of net income to cash flows from operating activities:
Net income	$2,217,669	$964,053		$(1,253,616)	(b)
Adjustments to reconcile net income to net cash
(used) by operating activities:
Software development costs amortized	575,481	575,481		---
Stock and warrants issued for services	178,929	178,929		---
Rebate reserve adjustment	266,301	(142,039)		(408,340)	(c)
Provision for bad debts	22,778	22,778		---
Depreciation & amortization	60,821	564,328		503,507	(d)
Loss on disposal of property, plant and equipment	141	141		---
Loss on fair value adjustment of derivative	---	291,672		291,672	(g)
Debt forgiveness	---	(1,002,090)		(1,002,090)	(e)
Extraordinary item	(1,002,090)	---		1,002,090	(e)
Change in assets and liabilities:
(Increase) in accounts receivable	(223,794)	(223,794)		---
Decrease in inventories	38,600	38,600		---
(Increase) in refundable income taxes	(2,948)	(2,948)		---
(Increase) in prepaid expenses	(84,211)	(84,211)		---
(Decrease) in accrued royalties	(324,360)	(324,360)		---
(Decrease) increase in accounts payable	(271,198)	(271,198)		---
(Decrease) in income taxes payable	(1,270)	(1,270)		---
(Decrease) in deferred taxes	(1,351,518)	(1,017,343)		334,175	(f)
(Decrease) in other liabilities	(742,999)	(210,397)		532,602	(c)
Net cash (used) by operating activities	$(643,668)	$(643,668)	$	---

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
(g) Adjustment to fair value of derivatives per EITF 00-19.

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

10.11	Amendment No. 1 To Barron Partners, LP Stock Purchase Agreement dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003. FILED HEREWITH.

14.1	Code of Ethics, adopted by Board of Directors December 14, 2005. FILED HEREWITH.

21.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

31.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated December 14, 2005. FILED HEREWITH.

31.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated December 14, 2005. FILED HEREWITH.

32.1
Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated December 14, 2005. FILED HEREWITH.

32.2
Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated December 14, 2005. FILED HEREWITH.

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

Date: December 14, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President and Chief	December 14, 2005
Steven Malone	Executive Officer (principal executive officer)

/s/ John A. Kuehne	Director	December 14, 2005
John A. Kuehne

/s/ Henry M. Washington	Director	December 14, 2005
Henry M. Washington

/s/ Kirk R. Rowland	Director and Chief Financial Officer	December 14, 2005
Kirk R. Rowland	(principal financial and accounting officer)