Form 10QSB/A
period 2005-09-30
FINDEX COM INC
filed 2005-12-14
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 48,619,855 common shares as of December 13, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	(Restated)	(Restated)
	September 30, 2005	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$39,838	$539,399
Accounts receivable, trade	465,383	296,850
Inventory	211,769	162,800
Other current assets	308,956	139,495
Total current assets	1,025,946	1,138,544
Property and equipment, net	123,653	61,518
Software license, net	1,888,153	2,391,660
Capitalized software development costs, net	942,451	602,276
Other assets	432,124	136,655
Total assets	$4,412,327	$4,330,653

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$687,662	$410,179
Accrued royalties	328,345	236,949
Notes payable	---	240,000
Derivatives	2,843,742	3,062,500
Other current liabilities	578,751	445,776
Total current liabilities	4,438,500	4,395,404
Long-term obligations	167,927	808,083
Commitments and contingencies
Stockholders’ equity:
Common stock	48,620	46,153
Paid-in capital	7,521,339	7,260,469
Retained (deficit)	(7,764,059)	(8,179,456)
Total stockholders’ equity	(194,100)	(872,834)
Total liabilities and stockholders’ equity	$4,412,327	$4,330,653

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues, net of reserves and allowances	$1,023,609	$1,010,207	$3,978,019	$3,664,060
Cost of sales	316,449	431,592	1,276,227	1,171,661
Gross profit	707,160	578,615	2,701,792	2,492,399
Operating expenses:
Sales and marketing	295,902	287,909	1,030,870	798,410
General and administrative	613,191	478,781	1,819,987	1,650,355
Bad debt expense	6,981	8,566	29,650	11,066
Depreciation and amortization	145,355	141,607	436,903	416,246
Total operating expenses	1,061,429	916,863	3,317,410	2,876,077
Loss from operations	(354,269)	(338,248)	(615,618)	(383,678)
Other income	75	1,010,288	75	1,010,288
Loss on valuation adjustment of derivatives	(328,121)	(1,385,422)	(874,992)	(1,385,422)
Other expenses	(164,101)	(162,826)	(289,876)	(193,344)
Loss before income taxes	(846,416)	(876,208)	(1,780,411)	(952,156)
Provision for income taxes	(111,976)	(31,095)	187,182	(92,417)
Net loss	$(958,392)	$(907,303)	(1,593,229)	(1,044,573)
Retained deficit at beginning of year			(6,170,830)	(7,130,758)
Preferred stock dividend			---	(4,125)
Retained deficit at end of period			$(7,764,059)	$(8,179,456)

Net loss per share:
Basic	$(0.02)	$(0.02)	$(0.03)	$(0.03)
Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Weighted average shares outstanding:
Basic	48,619,855	46,153,189	48,619,855	30,146,980
Diluted	48,619,855	46,153,189	48,619,855	30,146,980

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,	2005	2004
	(Restated)	(Restated)

Cash flows from operating activities:
Cash received from customers	$4,049,153	$3,607,255
Cash paid to suppliers and employees	(3,565,309)	(4,368,409)
Other operating activities, net	(3,910)	(34,235)
Net cash provided (used) by operating activities	479,934	(795,389)
Cash flows from investing activities:
Software development costs	(766,151)	(415,197)
Other investing activities, net	15,300	(7,152)
Net cash (used) by investing activities	(750,851)	(422,349)
Cash flows from financing activities:
Payments on line of credit, net	---	(20,933)
Payments made on long-term notes payable	(30,604)	(202,551)
Proceeds from convertible notes payable	---	240,000
Stock offering costs paid	---	(51,047)
Proceeds from issuance of common stock and warrants	---	1,750,000
Net cash (used) provided by financing activities	(30,604)	1,715,469
Net (decrease) increase in cash and cash equivalents	(301,521)	497,731
Cash and cash equivalents, beginning of year	341,359	41,668
Cash and cash equivalents, end of period	$39,838	$539,399

Reconciliation of net loss to cash flows from operating activities:
Net loss	$(1,593,229)	$(1,044,573)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Software development costs amortized	524,989	397,627
Stock and warrants issued for services	---	73,700
Loss on valuation adjustment of derivatives	874,992	1,385,422
Debt forgiveness	---	(1,000,662)
Provision for bad debts	29,650	11,066
Depreciation & amortization	436,903	416,245
Loss on disposal of property and equipment	1,869	141
Change in assets and liabilities:
Decrease in accounts receivable	71,786	57,887
Decrease in inventories	22,231	109,800
Decrease (increase) in refundable taxes	7,164	(2,948)
Decrease (increase) in prepaid expenses	55,509	(114,629)
Increase (decrease) in accrued royalties	40,831	(381,677)
Increase (decrease) in accounts payable	65,858	(407,683)
Increase (decrease) in income taxes payable	180	(950)
(Decrease) increase in deferred taxes	(187,362)	90,931
Increase (decrease) in other liabilities	128,563	(385,086)
Net cash provided (used) by operating activities	$479,934	$(795,389)

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Restated)

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

NOTE 3 - LOSS ON VALUATION OF DERIVATIVES, (Restated)

In November 2004, we issued two warrants to purchase an aggregate of 21,875,000 shares of our common stock in connection with a certain Stock Purchase Agreement completed with a New York based private investment partnership, on July 19, 2004. These warrants are accounted for as a liability according to the guidance of EITF 00-19 and the fair value of each warrant was assessed at $1,421,871 ($2,843,742 total) using the Black-Scholes valuation method at September 30, 2005 with the following assumptions:

	Warrant A	Warrant B
Expected term - years	3.80	3.80
Stock price on September 30, 2005	$0.13	$0.13
Exercise price	$0.18	$0.60
Expected dividend yield	0%	0%
Expected stock price volatility	490%	490%
Risk-free interest rate	3.80%	3.80%

The fair value of each warrant was estimated on the date of commitment with the following assumptions:

	Warrant A	Warrant B
Expected term - years	5	5
Stock price on date of commitment (July 19, 2004)	$0.20	$0.20
Exercise price	$0.18	$0.60
Expected dividend yield	0%	0%
Expected stock price volatility	490%	490%
Risk-free interest rate	3.80%	3.80%

We recognized a loss of $2,697,922 on the commitment of the warrants determined as follows:

Fair value of warrants on commitment date (July 19, 2004)		$4,375,000
Less: Net proceeds received
Gross proceeds received for stock and warrants	$1,750,000
Par value of common stock issued	(21,875)
Stock offering costs	(51,047)	$1,677,078
Loss on fair value adjustment of derivatives		$2,697,922

The warrants were valued at $1,531,250 each ($3,062,500 total) using the Black-Scholes valuation method at September 30, 2004 with the following assumptions:

	Warrant A	Warrant B
Expected term - years	4.80	4.80
Stock price on September 30, 2004	$0.14	$0.14
Exercise price	$0.18	$0.60
Expected dividend yield	0%	0%
Expected stock price volatility	490%	490%
Risk-free interest rate	3.80%	3.80%

The warrants are revalued at each balance sheet date by using the parameters above, reducing the expected term to reflect the passing of time, and using the stock price at the balance sheet date. Net fair value adjustments of $328,121, $1,385,422, $874,992, and $1,385,422 have been included in other expenses on the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, respectively.

NOTE 4 - INCOME TAXES, (Restated)

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

NOTE 5 - EARNINGS PER COMMON SHARE, (Restated)

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

The following table shows the amounts used in computing earnings per common share and the effect on income and the average number of shares of dilutive potential common stock:

	(Restated)	(Restated)
For the Three Months Ended September 30	2005	2004

Net loss	$(958,392)	$(907,303)
Preferred stock dividends	---	(4,125)
Net loss available to common shareholders	$(958,392)	$(911,428)

Basic weighted average shares outstanding	48,619,855	46,153,189
Dilutive effect of:
Stock options	---	---
Convertible notes payable	---	---
Warrants	---	---
Diluted weighted average shares outstanding	48,619,855	46,153,189

	(Restated)	(Restated)
For the Nine Months Ended September 30	2005	2004

Net loss	$(1,593,229)	$(1,044,573)
Preferred stock dividends	---	(4,125)
Net loss available to common shareholders	$(1,593,229)	$(1,048,698)

Basic weighted average shares outstanding	48,619,855	30,146,980
Dilutive effect of:
Stock options	---	---
Convertible notes payable	---	---
Warrants	---	---
Diluted weighted average shares outstanding	48,619,855	30,146,980

A total of 24,035,000 and 2,440,000 dilutive potential securities for the three and nine months ended September 30, 2005 and 2004, respectively, have been excluded from the computation of diluted earnings per common share, as their inclusion would be anti-dilutive.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We depend upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to us, operations could be adversely affected.

NOTE 8 - SUBSEQUENT EVENTS

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

NOTE 9 - RESTATEMENT AND RECLASSIFICATION

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

▪	We erroneously treated the warrants issued to a New York based private investment partnership in connection with a private placement as equity. The correct presentation is as a liability adjusted for changes in fair value, at each balance sheet date, through the consolidated statements of operations, as provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. We reclassified the initial fair value of the warrants ($4,375,000 at July 19, 2004) as a current liability ($2,843,742 at September 30, 2005) and have included the net change in fair value through September 30, 2005 ($874,992) and 2004 ($1,385,422) in Other Expenses on the consolidated statements of operations.

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

A summary of the effects of these changes is as follows:

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2005
(Unaudited)

	As Originally Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$39,838	$39,838	$	---
Accounts receivable, trade	465,383	465,383		---
Inventory	211,769	211,769		---
Other current assets	308,956	308,956		---
Total current assets	1,025,946	1,025,946		---
Property and equipment, net	123,653	123,653		---
Software license, net	1,888,153	1,888,153		---
Software development, net	942,451	942,451		---
Other assets	432,124	432,124		---
Total assets	$4,412,327	$4,412,327	$	---

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$687,662	$687,662	$	---
Accrued royalties	328,345	328,345		---
Derivatives	---	2,843,742		2,843,742	(a)
Other current liabilities	578,751	578,751		---
Total current liabilities	1,594,758	4,438,500		2,843,742
Long-term obligations	167,927	167,927		---
Commitments and contingencies
Stockholders’ equity:
Common stock	48,620	48,620		---
Paid-in capital	9,198,417	7,521,339		(1,677,078)	(b)
Retained (deficit)	(6,597,395)	(7,764,059)		(1,166,664)
Total stockholders’ equity	2,649,642	(194,100)		(2,843,742)
Total liabilities and stockholders’ equity	$4,412,327	$4,412,327	$	---

(a) Fair value of common stock warrants reclassified as derivatives under EITF 00-19.
(b) Reclassification of net proceeds from common stock warrants.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2004
(Unaudited)

	As Originally Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$589,753	$539,399		$(50,354)	(a)
Accounts receivable, trade	296,850	296,850		---
Inventory	162,800	162,800		---
Other current assets	139,495	139,495		---
Total current assets	1,188,898	1,138,544		(50,354)
Property and equipment, net	61,518	61,518		---
Software license, net	2,513,158	2,391,660		(121,498)	(b)
Software development, net	602,276	602,276		---
Other assets	86,301	136,655		50,354	(a)
Total assets	$4,452,151	$4,330,653		$(121,498)

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$410,179	$410,179	$	---
Accrued royalties	236,949	236,949		---
Notes payable	240,000	240,000		---
Derivatives	---	3,062,500		3,062,500	(c)
Other current liabilities	445,776	445,776		---
Total current liabilities	1,332,904	4,395,404		3,062,500
Non-current deferred taxes	1,271,643	808,083		(463,560)	(d)
Commitments and contingencies
Stockholders’ equity:
Common stock	46,153	46,153		---
Paid-in capital	8,989,778	7,260,469		(1,729,309)	(e)
Retained (deficit)	(7,188,327)	(8,179,456)		(991,129)
Total stockholders’ equity	1,847,604	(872,834)		(2,720,438)
Total liabilities and stockholders’ equity	$4,452,151	$4,330,653		$(121,498)

(a) Reclassification of restricted cash with merchant banker as non-current asset.
(b) Net change from reclassification of forgiveness of final installment and additional amortization from returning the estimated economic useful life from indefinite to 10 years.
(c) Fair value of common stock warrants reclassified as derivatives under EITF 00-19.
(d) Decrease from recalculation of deferred taxes resulting from changes to software license agreement.
(e) Reclassification of net proceeds from common stock warrants.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2005
(Unaudited)

	As Originally Reported	As Restated		Change

Revenues, net of reserves and allowances	$3,978,019	$3,978,019	$	---
Cost of sales	1,276,227	1,276,227		---
Gross profit	2,701,792	2,701,792		---
Operating expenses:
Sales and marketing	1,030,870	1,030,870		---
General and administrative	1,819,987	1,819,987		---
Bad deb provision	29,650	29,650		---
Depreciation and amortization	436,903	436,903		---
Total operating expenses	3,317,410	3,317,410		---
Loss from operations	(615,618)	(615,618)		---
Other income	75	75		---
Loss on valuation adjustment of derivatives	---	(874,992)		(874,992)	(a)
Other expenses, net	(289,876)	(289,876)		---
Loss before income taxes	(905,419)	(1,780,411)		(874,992)
Provision for income taxes	187,182	187,182		---
Net loss	$(718,237)	$(1,593,229)		$(874,992)

Net loss per share:
Basic	$(0.02)	$(0.03)		$(0.01)	(b)
Diluted	$(0.02)	$(0.03)		$(0.01)	(b)

Weighted average shares outstanding:
Basic	48,619,855	48,619,855		---
Diluted	48,619,855	48,619,855		---

(a) Fair value adjustment on common stock warrants treated as derivatives under EITF 00-19.
(b) Decrease from effects of fair value adjustment of derivatives.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2005
(Unaudited)

	As Originally Reported	As Restated		Change

Revenues, net of reserves and allowances	$1,023,609	$1,023,609	$	---
Cost of sales	316,449	316,449		---
Gross profit	707,160	707,160		---
Operating expenses:
Sales and marketing	295,902	295,902		---
General and administrative	613,191	613,191		---
Bad debt provision	6,981	6,981		---
Depreciation and amortization	145,355	145,355		---
Total operating expenses	1,061,429	1,061,429		---
Loss from operations	(354,269)	(354,269)		---
Other income	75	75		---
Loss on valuation adjustment of derivatives	---	(328,121)		(328,121)	(a)
Other expenses, net	(164,101)	(164,101)		---
Loss before income taxes	(518,295)	(846,416)		(328,121)
Provision for income taxes	(111,976)	(111,976)		---
Net loss	$(630,271)	$(958,392)		$(328,121)

Net loss per share:
Basic	$(0.01)	$(0.02)		$(0.01)	(b)
Diluted	$(0.01)	$(0.02)		$(0.01)	(b)

Weighted average shares outstanding:
Basic	48,619,855	48,619,855		---
Diluted	48,619,855	48,619,855		---

(a) Fair value adjustment on common stock warrants treated as derivatives under EITF 00-19.
(b) Decrease from effects of fair value adjustment of derivatives.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2004
(Unaudited)

	As Originally Reported	As Restated	Change

Revenues, net of reserves and allowances	$3,526,492	$3,664,060	$137,568	(a)
Cost of sales	999,770	1,171,661	171,891	(b)
Gross profit	2,526,722	2,492,399	(34,323)
Operating expenses:
Sales and marketing	791,249	798,410	7,161	(c)
General and administrative	1,801,483	1,650,355	(151,128)	(d)
Nonrecurring items	186,965	---	(186,965)	(e)
Rebate reserve adjustment	(266,301)	---	266,301	(f)
Bad debt provision	11,066	11,066	---
Depreciation and amortization	38,615	416,246	377,631	(g)
Total operating expenses	2,563,077	2,876,077	313,000
Loss from operations	(36,355)	(383,678)	(347,323)
Other income	9,135	1,010,288	1,001,153	(h)
Loss on valuation adjustment of derivatives	---	(1,385,422)	(1,385,422)	(k)
Other expenses, net	(38,285)	(193,344)	(155,059)	(l)
Loss before income taxes	(65,505)	(952,156)	(886,651)
Provision for income taxes	15,700	(92,417)	(108,117)	(i)
Loss before extraordinary item	(49,805)	(1,044,573)	(994,768)
Extraordinary item	763,162	---	(763,162)	(h)
Net income (loss)	$713,357	$(1,044,573)	$(1,757,930)

Net earnings (loss) per share:
Basic	$0.03	$(0.03)	$(0.06)
Diluted	$0.02	$(0.03)	$(0.05)

Weighted average shares outstanding:
Basic	30,146,980	30,146,980	---
Diluted	32,880,085	30,146,980	(2,733,105)	(j)

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
(d) Decrease from reclassification of non-capitalized technical support wages to Cost of sales and costs of withdrawn public offering to Other expenses, net.
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
(k) Fair value adjustment on common stock warrants treated as derivatives under EITF 00-19.
(l) Reclassification of costs of withdrawn public offering from General and administrative.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2004
(Unaudited)

	As Originally Reported	As Restated	Change

Revenues, net of reserves and allowances	$1,027,277	$1,010,207	$(17,070)	(a)
Cost of sales	368,979	431,592	62,613	(b)
Gross profit	658,298	578,615	(79,683)
Operating expenses:
Sales and marketing	294,200	287,909	(6,291)	(c)
General and administrative	552,177	478,781	(73,396)	(d)
Nonrecurring items	154,569	---	(154,569)	(e)
Bad debt provision	8,566	8,566	---
Depreciation and amortization	15,729	141,607	125,878	(f)
Total operating expenses	1,025,241	916,863	(108,378)
Loss from operations	(366,943)	(338,248)	28,695
Other income	8,019	1,010,288	1,002,269	(g)
Loss on valuation adjustment of derivatives	---	(1,385,422)	(1,385,422)	(h)
Other expenses, net	(6,651)	(162,826)	(156,175)	(e)
Loss before income taxes	(365,575)	(876,208)	(510,633)
Provision for income taxes	18,005	(31,095)	(49,100)	(i)
Loss before extraordinary item	(347,570)	(907,303)	(559,733)
Extraordinary item	763,162	---	(763,162)	(g)
Net income (loss)	$415,592	$(907,303)	$(1,322,895)

Net earnings (loss) per share:
Basic	$0.01	$(0.02)	$(0.03)
Diluted	$0.01	$(0.02)	$(0.03)

Weighted average shares outstanding:
Basic	46,153,189	46,153,189	---
Diluted	48,886,294	46,153,189	(2,733,105)	(j)

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
(h) Fair value adjustment on common stock warrants treated as derivatives under EITF 00-19.
(i) Income tax effects of additional software license amortization.
(j) Decrease due to correction of error in calculation of potentially dilutive common stock warrants.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005
(Unaudited)

	As Originally Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$4,049,153	$4,049,153	$	---
Cash paid to suppliers and employees	(3,565,309)	(3,565,309)		---
Other operating activities, net	(3,910)	(3,910)		---
Net cash provided by operating activities	479,934	479,934		---
Cash flows from investing activities:
Software development costs	(766,151)	(766,151)		---
Other investing activities, net	15,300	15,300		---
Net cash (used) by investing activities	(750,851)	(750,851)		---
Cash flows from financing activities:
Payments made on long-term notes payable	(30,604)	(30,604)		---
Net cash (used) by financing activities	(30,604)	(30,604)		---
Net (decrease) in cash and cash equivalents	(301,521)	(301,521)		---
Cash and cash equivalents, beginning of year	341,359	341,359		---
Cash and cash equivalents, end of period	$39,838	$39,838	$	---

Reconciliation of net loss to cash flows from operating activities:
Net loss	$(718,237)	$(1,593,229)		$($874,992)	(a)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Software development costs amortized	524,989	524,989		---
Loss on valuation adjustment of derivatives	---	874,992		874,992	(a)
Provision for bad debts	29,650	29,650		---
Depreciation and amortization	436,903	436,903		---
Loss on disposal of property and equipment	1,869	1,869		---
Change in assets and liabilities:
Decrease in accounts receivable	71,786	71,786		---
Decrease in inventories	22,231	22,231		---
Decrease in refundable income taxes	7,164	7,164		---
Decrease in prepaid expenses	55,509	55,509		---
Increase in accrued royalties	40,831	40,831		---
Increase in accounts payable	65,858	65,858		---
Increase in income taxes payable	180	180		---
(Decrease) in deferred taxes	(187,362)	(187,362)		---
Increase in other liabilities	128,563	128,563		---
Net cash provided by operating activities	$479,934	$479,934	$	---

(a) Loss increase from fair value adjustment of derivatives.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004
(Unaudited)

	As Originally Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$3,607,255	$3,607,255	$	---
Cash paid to suppliers and employees	(4,368,409)	(4,368,409)		---
Other operating activities, net	(34,235)	(34,235)		---
Net cash (used) by operating activities	(795,389)	(795,389)		---
Cash flows from investing activities:
Software development costs	(415,197)	(415,197)		---
Other investing activities, net	(57,152)	(7,152)		50,000	(a)
Net cash (used) by investing activities	(472,349)	(422,349)		50,000
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	(20,933)	(20,933)		---
Payments made on long-term notes payable	(202,551)	(202,551)		---
Proceeds from convertible notes payable	240,000	240,000		---
Stock offering costs paid	(51,047)	(51,047)		---
Proceeds from issuance of common stock and warrants	1,750,000	1,750,000		---
Net cash provided by financing activities	1,715,469	1,715,469		---
Net increase in cash and cash equivalents	447,731	497,731		50,000
Cash and cash equivalents, beginning of year	142,022	41,668		(100,354)	(a)
Cash and cash equivalents, end of period	$589,753	$539,399		$(50,354)

Reconciliation of net income (loss) to cash flows from operating activities:
Net income (loss)	$713,357	$(1,044,573)		$(1,757,930)
Adjustments to reconcile net income (loss)to net cash
provided (used) by operating activities:
Software development costs amortized	397,627	397,627		---
Provision for bad debts	11,066	11,066		---
Common stock and warrants issued for services	73,700	73,700		---
Loss on valuation adjustment of derivatives	---	1,385,422		1,385,422	(d)
Rebate reserve adjustment	(266,301)	---		266,301	(c)
Depreciation and amortization	38,615	416,245		377,630	(b)
Extraordinary item	(1,000,662)	---		1,000,662	(e)
Debt foregiveness	---	(1,000,662)		(1,000,662)	(e)
Loss on disposal of property and equipment	141	141		---
Change in assets and liabilities:
Decrease in accounts receivable	57,887	57,887		---
Decrease in inventories	109,800	109,800		---
(Increase) in refundable income taxes payable	(2,948)	(2,948)		---
(Increase) in prepaid expenses	(114,629)	(114,629)		---
(Decrease) in accrued royalties	(381,677)	(381,677)		---
(Decrease) in accounts payable	(407,683)	(407,683)		---
(Decrease) in income taxes payable	(950)	(950)		---
Increase in deferred taxes	220,316	90,931		(129,385)	(f)
(Decrease) in other liabilities	(243,048)	(385,086)		(142,038)	(c)
Net cash used by operating activities	$(795,389)	$(795,389)	$	---

(a) Reclassification of restricted cash held by merchant banker as other asset.
(b) Increase from additional software license amortization.
(c) Reclassification of Rebate reserve adjustment as decrease in other liabilities.
(d) Fair value adjustment on common stock warrants treated as derivatives under EITF 00-19.
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

Results Of Operations for Quarters Ending September 30, 2005 and September 30, 2004

Statement of Operations for Nine Months Ended September 30	2005	2004	Change	%
Net revenues	$3,978,019	$3,664,060	$313,959	9%
Cost of sales	$1,276,227	$1,171,661	$104,566	9%
Gross profit	$2,701,792	$2,492,399	$209,393	8%
Total operating expenses	$(3,317,410)	$(2,876,077)	$(441,333)	15%
Other income	$75	$1,010,288	$(1,010,213)	-100%
Loss on valuation adjustment of derivatives	$(874,992)	$(1,385,422)	$510,430	-37%
Other expenses	$(289,876)	$(193,344)	$(96,532)	50%
Loss before income taxes	$(1,780,411)	$(952,156)	$(828,255)	87%
Provision for income taxes	$187,182	$(92,417)	$279,599	-303%
Net loss	$(1,593,229)	$(1,044,573)	$(548,656)	53%

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating only about 29% of our annual sales.

For the nine months ended September 30, 2004, we wrote down the reserve for rebates payable from a change in accounting estimate of approximately $142,000 and wrote down actual rebates payable of approximately $61,000 due to an overstatement. Both of these write down items are recognized as an adjustment to revenue. We also wrote down a distinct category of obsolete inventory of approximately $32,000 which is included in cost of sales, and incurred an expense of approximately $155,000 related to a settlement with an institutional private equity investor which is included in other expenses. Furthermore, for the nine months ended September 30, 2004, we recognized approximately a $1,000,000 gain from extinguishment of debt which is classified as other income. The extinguishment of debt is a direct result of our settling with various vendors and content providers for lump-sum payments at a reduced amount of balances owed. We recognized a loss of approximately $1,385,000 for the nine months ended September 30, 2004 and a loss of approximately $875,000 for the nine months ended September 30, 2005 related to the fair value adjustment of derivatives in other expenses. Warrants issued with shares of common stock in a private placement are considered derivative liabilities. The derivative liability associated with the warrants has been adjusted to fair value at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. See “Derivatives” below. For the nine months ended September 30, 2005, we incurred penalties of approximately $278,000 in connection with a certain Registration Rights Agreement entered into with Barron Partners, LP and our registration statement on Form SB-2 originally filed on November 22, 2004, and which, as of the date of this filing, has yet to be declared effective. These penalties are included in other expenses. Furthermore, due to the continued delays in effectiveness of such registration statement, due principally to ongoing efforts made necessary by our determination to restate certain of our historical financial information, we have experienced an increase in legal expenses of approximately $136,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Due mainly to the items stated above, our net loss increased approximately $51,000 from a net loss of approximately $907,000 for the three months ended September 30, 2004 to a net loss of approximately $958,000 for the three months ended September 30, 2005 and increased approximately $548,000 from a net loss of approximately $1,045,000 for the nine months ended September 30, 2004 to a net loss of approximately $1,593,000 for the nine months ended September 30, 2005.

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

Derivatives

In November 2004, we issued two warrants to purchase an aggregate of 21,875,000 shares of our common stock in connection with a certain Stock Purchase Agreement completed with Barron Partners, LP, on July 19, 2004. The first warrant entitles the holder to purchase up to 10,937,500 shares of our common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of our common stock at a price of $0.60 per share. Each warrant is subject to standard adjustment provisions and each provides for settlement in registered shares of our common stock and may, at the option of the holder, be settled in a cashless, net-share settlement. These warrants have been accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In accordance with accounting mandate, the derivative liability associated with these warrants has been and shall continue until our registration statement on Form SB-2 originally filed on November 22, 2004 is declared effective to be adjusted to fair value at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The fair value of each warrant was initially assessed at $2,187,500 ($4,375,000 total) using the Black-Scholes valuation method. At September 30, 2004 and September 30, 2005, the fair value of the derivative liability was approximately $3,063,000 and approximately $2,844,000, respectively, and a fair value adjustment of approximately $1,385,000 and approximately $875,000, respectively, has been included in other expenses for the nine months then ended.

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

Working Capital at September 30	2005	2004	Change	%
Current assets	$1,025,946	$1,138,544	$(112,598)	-10%
Current liabilites	$4,438,500	$4,395,404	$43,096	1%
Retained deficit	$(7,764,059)	$(8,179,456)	$415,397	-5%

As of September 30, 2005, we had $1,025,946 in current assets, $4,438,500 in current liabilities and a retained deficit of $7,764,059. We had a loss before income taxes of $846,416 for the three months ended September 30, 2005 and a loss before income taxes of $1,780,411 for the nine months ended September 30, 2005. In comparison, we had a loss before income taxes of $876,208 for the three months ended September 30, 2004 and a loss before income taxes of $952,156 for the nine months ended September 30, 2004.

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

On July 19, 2004, we completed an equity financing in the amount of $1,750,000 through a private placement with Barron Partners, LP. Under the terms of the agreement, Barron purchased 21,875,000 restricted shares of common stock at a price of $0.08 per share. In addition, according to the terms of the agreement, Barron received two warrants to purchase common stock. The first warrant entitles Barron to purchase up to 10,937,500 shares of common stock at a price of $0.18 per share and the second warrant entitles Barron to purchase up to 10,937,500 additional shares of common stock at a price of $0.60 per share; each warrant is subject to standard adjustment provisions. These warrants have been accounted for as a liability according to EITF 00-19. In accordance with accounting mandate, the derivative liability associated with these warrants has been and shall continue until our registration statement on Form SB-2 originally filed on November 22, 2004 is declared effective to be adjusted to fair value at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity The fair value of each warrant was initially assessed at $2,187,500 ($4,375,000 total) using the Black-Scholes valuation method. At September 30, 2004 and September 30, 2005, the fair value of the derivative liability was approximately $3,063,000 and approximately $2,844,000, respectively, and a fair value adjustment of approximately $1,385,000 and approximately $875,000, respectively, has been included in other expenses for the nine months then ended.

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

FINDEX.COM, INC.

Date: December 14, 2005	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: December 14, 2005	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer