Form 10QSB/A
period 2004-06-30
FINDEX COM INC
filed 2005-12-21
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 48,619,855 common shares as of December 21, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

Explanatory Note

We are filing this Amendment Number 2 to our Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2004 to restate our financial statements for the quarter then ended to reflect issues identified during a regulatory review of our financial statements associated with a certain registration statement filed with the SEC on November 22, 2004 on Form SB-2 and which is pending effectiveness as of the date of this filing of Amendment Number 2 to Form 10-QSB for the quarter ended June 30, 2004. There was no net effect on either cash provided by operating activities or cash used by investing activities as a result of the corrections to the financial statements for the period covered by this report. Our management and our board of directors have concluded that these restatements are necessary to reflect the following changes.

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

•
We had previously, and erroneously, included rebates, and adjustments to rebates, as part of our sales and marketing expenses. The more appropriate presentation should have been, and is now, an adjustment to revenue, as in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). During the three months ended June 30, 2004, we recorded an adjustment to our rebates reserve in the amount of $266,301 and an adjustment to rebates payable in the amount of $12,599. Upon reassessment of the adequacy of our reserve at December 31, 2003, we have allocated $124,262 of the total adjustment to fiscal year 2003 with $14,793 allocated to the three months ended June 30, 2003, $50,297 allocated to the three months ended September 30, 2003 and $59,172 allocated to the three months ended December 31, 2003 and $142,039 to fiscal year 2004 with $66,575 allocated to the three months ended March 31, 2004 and $75,464 allocated to the three months ended June 30, 2004. These adjustments resulted from a change in our internal control over financial reporting. Previously, when making our assessment of the adequacy of our reserve for rebates, we did not take into consideration the amount and number of outstanding checks, issued checks that were returned as undeliverable, or our ability to meet our recorded financial obligation. We changed our internal control procedures to include review of each of these factors in our assessment of the adequacy of the reserve for rebates. We have restated the condensed consolidated balance sheets as of June 30, 2004 and 2003 and the condensed consolidated statements of operations and consolidated statements of cash flows for the three and six months then ended.

-i-

Revisions resulting in reclassifications or clarification with no net effect on our condensed consolidated statements of operations:

•
During the three months ended March 31, 2004 and 2003, we wrote-off two distinctly different categories of obsolete inventory with carried costs totaling $32,396 and $31,892, respectively. The 2004 obsolete inventory write-off contained Zondervan-owned content and was a direct result of our March 2004 final settlement agreement with The Zondervan Corporation (see Note 11). We originally recorded these events as non-recurring items in the other income (expense) section of our condensed consolidated statements of operations. We have revised our condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 to reflect these inventory adjustments in the cost of sales section. There was no net effect on our net income (loss) for the three and six months ended June 30, 2004 and 2003 as a result of our correction of this error.

•
During the three months ended June 30, 2004, we reached a final settlement agreement in our dispute with Zondervan and TLC. As part of the settlement process, we conducted an internal audit (verified by an independent auditor provided by TLC) of the accrued royalties owed Zondervan. The audit revealed that accrued royalties had been overstated due to our 2001 bad debt recognition of TLC’s trade accounts receivable balance. The amount by which the accrued royalties had been overstated remained part of our dispute with Zondervan and as such remained in our liabilities until a final settlement agreement was reached. We originally reported the adjustment as a non-recurring item in the other income (expense) section of our condensed consolidated statements of operations for the three and six months ended June 30, 2003. We have revised our condensed consolidated statements of operations for the three and six months ended June 30, 2003 to reflect the adjustment as other income. There was no net effect on our net income (loss) for the three and six months ended June 30, 2003 as a result of our correction of this error.

•
Rebates payable to a third-party processor were overstated on our consolidated financial statements for the year ended December 31, 2000. We discovered this error during the preparation of our condensed consolidated financial statements for the three months ended March 31, 2004. We originally recorded this event as an adjustment to our beginning retained earnings for the year ended December 31, 2003 in our fiscal year 2004 quarterly and annual filings. We have since revised our consolidated statements of operations for the year ended December 31, 2000 to reflect an adjustment to revenue and reported the correction on our Form 10-KSB/A for the year then ended. There was no net effect on our net income (loss) for the three and six months ended June 30, 2004 and 2003 or retained earnings (deficit) at June 30, 2004 and 2003 as a result of our correction of this error.

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

A discussion of the restatement for quarter ended June 30, 2004 is included in Note 12 of the condensed consolidated financial statements included in this Amendment Number 2 to Form 10-QSB for the quarter ended June 30, 2004. Changes have also been made to the following items as a result of the restatement:

Part I Item 1 Financial Statements.
           Item 2 Management’s Discussion and Analysis of Financial Condition or Plan of Operations.

This Amendment Number 2 to Form 10-QSB for the quarter ended June 30, 2004 does not otherwise change or update the disclosures set forth in the Form 10-QSB as originally filed and does not otherwise reflect events occurring after the filing of the form 10-QSB. For a description of our business and the risks related to our business, see our Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

-ii-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2004	June 30, 2003
	(Restated)	(Restated)
Assets
Current assets:
Accounts receivable, trade	$183,241	$158,700
Inventory	161,903	320,100
Other current assets	97,326	66,804
Total current assets	442,470	545,604
Property and equipment, net	63,664	78,163
Software license, net	2,517,538	3,021,044
Software development, net	504,497	385,746
Restricted cash	100,354	50,000
Other assets	93,805	49,393
Total assets	$3,722,328	$4,129,950

Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$38,990	$12,125
Notes payable	89,999	749,999
Accrued royalties	1,203,369	1,595,859
Accounts payable, trade	709,415	884,285
Current maturities of long-term notes payable	175,150	59,302
Other current liabilities	679,252	1,236,257
Total current liabilities	2,896,175	4,537,827
Long-term note payable	65,300	18,801
Non-current deferred taxes	777,774	830,381
Commitments and contingencies
Stockholders’ equity:
Preferred stock	51	51
Common stock	23,492	19,811
Paid-in capital	7,227,564	7,029,079
Retained (deficit)	(7,268,028)	(8,306,000)
Total stockholders’ equity	(16,921)	(1,257,059)
Total liabilities and stockholders’ equity	$3,722,328	$4,129,950

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues, net of reserves and allowances	$1,020,885	$778,634	$2,653,853	$1,847,475
Cost of sales	271,410	262,322	740,069	561,143
Gross profit	749,475	516,312	1,913,784	1,286,332
Operating expenses:
Sales and marketing	267,902	155,915	510,501	334,600
General and administrative	615,895	344,269	1,171,574	814,074
Bad debt provision	---	---	2,500	---
Depreciation and amortization	139,187	136,902	274,639	274,002
Total operating expenses	1,022,984	637,086	1,959,214	1,422,676
Loss from operations	(273,509)	(120,774)	(45,430)	(136,344)
Other income	1,170	583,628	1,170	584,612
Other expenses, net	(17,358)	(22,557)	(31,688)	(37,354)
Income (loss) before income taxes	(289,697)	440,297	(75,948)	410,914
Provision for income taxes	(31,011)	56,616	(61,322)	113,232
Net income (loss)	$(320,708)	$496,913	(137,270)	524,146
Retained (deficit) at beginning of year			(7,130,758)	(8,830,146)
Retained (deficit) at end of period			$(7,268,028)	$(8,306,000)

Net earnings (loss) per share:
Basic	$(0.01)	$0.03	$(0.01)	$0.03
Diluted	$(0.01)	$0.02	$(0.01)	$0.03

Weighted average shares outstanding:
Basic	23,276,312	19,811,438	22,143,875	19,811,438
Diluted	23,276,312	20,078,401	22,143,875	20,069,385

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30		2004		2003
		(Restated)		(Restated)
Cash flows from operating activities:
Cash received from customers		$2,639,964		$2,045,624
Cash paid to suppliers and employees		(2,409,585)		(1,861,189)
Other operating activities, net		(28,166)		21,611
Net cash provided by operating activities		202,213		206,046
Cash flows from investing activities:
Acquisition of property and equipment		(18,612)		(6,643)
Software development costs		(178,049)		(145,666)
Website development costs		(31,836)		(21,056)
Deposits made		(485)		(50,500)
Net cash (used) by investing activities		(228,982)		(223,865)
Cash flows from financing activities:
Payments on line of credit, net		(2,999)		(5,016)
Cash overdraft		38,990		12,125
Payments made on long-term notes payable		(50,890)		(27,941)
Net cash (used) by financing activities		(14,899)		(20,832)
Net (decrease) in cash and cash equivalents		(41,668)		(38,651)
Cash and cash equivalents, beginning of year		41,668		38,651
Cash and cash equivalents, end of period	$	---	$	---

Reconciliation of net income (loss) to cash flows from operating activities:
Net income (loss)		$(137,270)		$524,146
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Software development costs amortized		258,258		40,422
Provision for bad debts		2,500		---
Stock and warrants issued for services		44,186		---
Rebate reserve adjustment		124,262		(14,793)
Depreciation and amortization		274,639		274,002
Change in assets and liabilities:
Decrease in accounts receivable		180,062		69,541
Decrease in inventories		110,697		96,600
Decrease in refundable income taxes		---		29,148
(Increase) in prepaid expenses		(75,406)		(9,254)
(Decrease) in accrued royalties		(204,937)		(534,754)
(Decrease) in accounts payable		(174,708)		(187,278)
Increase in income taxes payable		700		---
Increase (decrease) in deferred taxes		60,622		(113,232)
Increase (decrease) in other liabilities		(261,392)		31,498
Net cash provided by operating activities		$202,213		$206,046

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

Derivatives, (Restated)

We account for warrants issued with shares of common stock in a private placement according to the guidance of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In accordance with the accounting mandate, the derivative liability associated with the warrants has been and, until our registration statement on Form SB-2 originally filed on November 22, 2004 is declared effective, shall continue to be adjusted to fair value (calculated using the Black-Scholes method) at each balance sheet date and accordingly reassessed at each such date to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The corresponding fair value adjustment is included in the consolidated statements of operations as other expenses should the value of the warrants increases from an increase in our stock price at the balance sheet date and as other income should the value of the warrants decreases from a decrease in our stock price at the balance sheet date.

NOTE 2 - INVENTORIES, (Restated)

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

NOTE 5 - INCOME TAXES, (Restated)

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

NOTE 6 - EARNINGS PER COMMON SHARE, (Restated)

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

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

Three months ended June 30	2004	2003
Net Income (loss)	$(320,708)	$496,913
Preferred stock dividends	---	---
Net income (loss) available to common shareholders	$(320,708)	$496,913

Basic weighted average shares outstanding	23,276,312	19,811,438
Dilutive effect of:
Stock options	---	---
Convertible preferred series A	---	114,000
Convertible preferred series B	---	40,000
Warrants	---	112,963
Diluted weighted average shares outstanding	23,276,312	20,078,401

Earnings (loss) per share:
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.02

Six months ended June 30	2004	2003
Net Income (loss)	$(137,270)	$524,146
Preferred stock dividends	---	---
Net income (loss) available to common shareholders	$(137,270)	$524,146

Basic weighted average shares outstanding	22,143,875	19,811,438
Dilutive effect of:
Stock options	---	---
Convertible preferred series A	---	114,000
Convertible preferred series B	---	40,000
Warrants	---	103,947
Diluted weighted average shares outstanding	22,143,875	20,069,385

Earnings (loss) per share:
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.03

NOTE 7 - STOCK-BASED COMPENSATION, (Restated)

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(320,708)	$496,913	$(137,270)	$524,146
Pro Forma compensation charge under SFAS 123	(13,696)	(15,722)	(26,307)	(31,444)
Pro Forma net income (loss)	$(334,404)	$481,191	$(163,577)	$492,702

Earnings (loss) per share:
Basic - as reported	$(0.01)	$0.03	$(0.01)	$0.03
Basic - pro forma	$(0.01)	$0.02	$(0.01)	$0.02

Diluted - as reported	$(0.01)	$0.02	$(0.01)	$0.03
Diluted - pro forma	$(0.01)	$0.02	$(0.01)	$0.02

NOTE 8 - COMMITMENTS AND CONTINGENCIES, (Restated)

We are subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial statements taken as a whole.

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our net income (3% total). We accrue this bonus on a quarterly basis. Our management team consists of our Chief Executive Officer (with a base annual salary of $150,000), our Chief Financial Officer (with a base annual salary of $110,000), and our Chief Technology Officer (with a base annual salary of $150,000). In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of all accrued base salaries ($13,580 included in other current liabilities at June 30, 2004), bonuses ($8,402 included in other current liabilities at June 30, 2004), and any vested deferred compensation ($31,413 included in other current liabilities at June 30, 2004) for termination by reason of disability. The agreements also provide for severance compensation equal to the then base salary until the later of (i) the expiration of the term of the agreement as set forth therein or (ii) one year, when the termination is other than for cause (including termination by reason of disability). There is no severance compensation in the event of voluntary termination or termination for cause.

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

•
We had previously, and erroneously, included rebates, and adjustments to rebates, in sales and marketing expenses. The more appropriate presentation should have been, and is now, an adjustment to revenue, as in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). During the three months ended June 30, 2004, we recorded an adjustment to our rebates reserve in the amount of $266,301 and an adjustment to rebates payable in the amount of $12,599. Upon reassessment of the adequacy of our reserve at December 31, 2003, we have allocated $124,262 of the total adjustment to fiscal year 2003 with $14,793 allocated to the three months ended June 30, 2003, $50,297 allocated to the three months ended September 30, 2003 and $59,172 allocated to the three months ended December 31, 2003 and $142,039 to fiscal year 2004 with $66,575 allocated to the three months ended March 31, 2004 and $75,464 allocated to the three months ended June 30, 2004. These adjustments resulted from a change in our internal control over financial reporting. Previously, when making our assessment of the adequacy of our reserve for rebates, we did not take into consideration the amount and number of outstanding checks, issued checks that were returned as undeliverable, or our ability to meet our recorded financial obligation. We changed our internal control procedures to include review of each of these factors in our assessment of the adequacy of the reserve for rebates. We have restated the condensed consolidated balance sheets as of June 30, 2004 and 2003 and the condensed consolidated statements of operations and consolidated statements of cash flows for the three and six months then ended.

Revisions affecting our condensed consolidated statements of operations:

•
During the three months ended March 31, 2004 and 2003, we wrote-off two distinctly different categories of obsolete inventory with a carried cost totaling $32,396 and $31,892, respectively. The 2004 obsolete inventory was a direct result of the March 2004 settlement with The Zondervan Corporation (see Note 11). We originally recorded these as non-recurring items in the other income (expense) section of the consolidated statements of operations. The revised condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 reflects this inventory adjustment in cost of sales. There was no net effect on net income (loss) from this reclassification for the three and six months ended June 30, 2004 and 2003.

•
During the three months ended June 30, 2004, we reached a final settlement agreement in our dispute with Zondervan and TLC. As part of the settlement process, we conducted an internal audit (which was verified by an independent auditor provided by TLC) of the accrued royalties owed Zondervan. The audit provided that accrued royalties were overstated due to the 2001 bad debt recognition of the trade accounts receivable balance of TLC. The amount overstated had remained part of the dispute with Zondervan and remained in our liabilities until the final settlement was reached. We originally reported the adjustment as a non-recurring item in the other income (expense) section of the condensed consolidated statements of operations for the three and six months ended June 30, 2003. The revised condensed consolidated statements of operations for the three and six months ended June 30, 2003 reflect the adjustment as other income. There was no net effect on the net income (loss) from this reclassification for the three and six months ended June 30, 2003.

•
Rebates payable to a third-party processor were overstated on the consolidated financial statements for the year ended December 31, 2000. We discovered the error during the preparation of our condensed consolidated financial statements for the three months ended March 31, 2004. We originally recorded the error correction as an adjustment to the beginning retained earnings of the year ended December 31, 2003 on the 2004 quarterly and annual filings. We revised the consolidated statements of operations for the year ended December 31, 2000 to reflect an adjustment to revenue and reported the correction on Form 10-KSB/A for the year then ended. This revision had no net effect on the net income (loss) for the three and six months ended June 30, 2004 and 2003 or retained earnings (deficit) at June 30, 2004 and 2003.

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

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2003
(Unaudited)

		As Originally Reported		As Restated	Change
Assets
Current assets:
Cash and cash equivalents		$37,876	$	---	$(37,876)	(a)
Accounts receivable, trade		158,700		158,700	---
Inventory		320,100		320,100	---
Other current assets		66,804		66,804	---
Total current assets		583,480		545,604	(37,876)
Property and equipment, net		78,163		78,163	---
Software license, net		2,529,896		3,021,044	491,148	(b)
Software development, net		385,746		385,746	---
Restricted cash		---		50,000	50,000	(a)
Other assets		49,393		49,393	---
Total assets		$3,626,678		$4,129,950	$503,272

Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$	---		$12,125	$12,125	(a)
Notes payable		749,999		749,999	---
Accrued royalties		1,595,859		1,595,859	---
Accounts payable, trade		983,232		884,285	(98,947)	(c)
Current maturities of long-term notes payable		59,302		59,302	---
Other current liabilities		1,251,050		1,236,257	(14,793)	(e)
Total current liabilities		4,639,442		4,537,827	(101,615)
Long-term note payable		18,801		18,801	---
Non-current deferred taxes		1,067,494		830,381	(237,113)	(d)
Commitments and contingencies
Stockholders’ equity:
Preferred stock		51		51	---
Common stock		19,811		19,811	---
Paid-in capital		7,029,079		7,029,079	---
Retained (deficit)		(9,148,000)		(8,306,000)	842,000
Total stockholders’ equity		(2,099,059)		(1,257,059)	842,000
Total liabilities and stockholders’ equity		$3,626,678		$4,129,950	$503,272

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
(e) Reallocation and reclassification of rebate adjustment to periods ended June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2004
(Unaudited)

	As Originally Reported	As Restated	Change

Revenues, net of reserves and allowances	$2,499,215	$2,653,853	$154,638	(a)
Cost of sales	630,791	740,069	109,278	(b)
Gross profit	1,868,424	1,913,784	45,360
Operating expenses:
Sales and marketing	497,049	510,501	13,452	(c)
General and administrative	1,249,306	1,171,574	(77,732)	(d)
Inventory write down	32,396	---	(32,396)	(e)
Rebate reserve adjustment	(266,301)	---	266,301	(f)
Bad debt provision	2,500	2,500	---
Depreciation and amortization	22,886	274,639	251,753	(g)
Total operating expenses	1,537,836	1,959,214	421,378
Earnings (loss) from operations	330,588	(45,430)	(376,018)
Other income	---	1,170	1,170	(h)
Other expenses, net	(30,518)	(31,688)	(1,170)	(h)
Income (loss) before income taxes	300,070	(75,948)	(376,018)
Provision for income taxes	(2,305)	(61,322)	(59,017)	(i)
Net income (loss)	$297,765	$(137,270)	$(435,035)

Net earnings (loss) per share:
Basic	$0.01	$(0.01)	$(0.02)
Diluted	$0.01	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic	22,143,875	22,143,875	---
Diluted	23,821,007	22,143,875	(1,677,132)	(j)

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

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2004
(Unaudited)

		As Originally Reported	As Restated	Change

Revenues, net of reserves and allowances		$961,951	$1,020,885	$58,934	(a)
Cost of sales		233,102	271,410	38,308	(b)
Gross profit		728,849	749,475	20,626
Operating expenses:
Sales and marketing		280,033	267,902	(12,131)	(c)
General and administrative		658,603	615,895	(42,708)	(d)
Rebate reserve adjustment		(266,301)	---	266,301	(e)
Depreciation and amortization		13,311	139,187	125,876	(f)
Total operating expenses		685,646	1,022,984	337,338
Earnings (loss) from operations		43,203	(273,509)	(316,712)
Other income		---	1,170	1,170	(g)
Other expenses, net		(16,188)	(17,358)	(1,170)	(g)
Income (loss) before income taxes		27,015	(289,697)	(316,712)
Provision for income taxes		(1,505)	(31,011)	(29,506)	(h)
Net income (loss)		$25,510	$(320,708)	$(346,218)

Net earnings (loss) per share:
Basic	$	---	$(0.01)	$(0.01)
Diluted	$	---	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic		23,276,312	23,276,312	---
Diluted		24,953,444	23,276,312	(1,677,132)	(i)

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

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2003
(Unaudited)

	As Originally Reported	As Restated		Change

Revenues, net of reserves and allowances	$1,832,331	$1,847,475		$15,144	(a)
Cost of sales	486,639	561,143		74,504	(b)
Gross profit	1,345,692	1,286,332		(59,360)
Operating expenses:
Sales and marketing	321,887	334,600		12,713	(c)
General and administrative	869,049	814,074		(54,975)	(d)
Nonrecurring item	(551,736)	---		551,736	(e)
Depreciation and amortization	49,747	274,002		224,255	(f)
Total operating expenses	688,947	1,422,676		733,729
Earnings (loss) from operations	656,745	(136,344)		(793,089)
Other income	---	584,612		584,612	(g)
Other expenses, net	(36,369)	(37,354)		(985)	(h)
Income before income taxes	620,376	410,914		(209,462)
Provision for income taxes	17,400	113,232		95,832	(i)
Net income	$637,776	$524,146		$(113,630)

Net earnings per share:
Basic	$0.03	$0.03	$	---
Diluted	$0.03	$0.03	$	---

Weighted average shares outstanding:
Basic	19,811,438	19,811,438		---
Diluted	19,965,438	20,069,385		103,947	(j)

(a) Reclassification of rebate reserve adjustment from Sales and marketing expenses and reallocation to the periods ended June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004.

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

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2003
(Unaudited)

	As Originally Reported	As Restated		Change

Revenues, net of reserves and allowances	$769,965	$778,634		$8,669	(a)
Cost of sales	238,984	262,322		23,338	(b)
Gross profit	530,981	516,312		(14,669)
Operating expenses:
Sales and marketing	157,890	155,915		(1,975)	(c)
General and administrative	371,755	344,269		(27,486)	(d)
Nonrecurring items	(583,628)	---		583,628	(e)
Depreciation and amortization	24,775	136,902		112,127	(f)
Total operating expenses	(29,208)	637,086		666,294
Earnings (loss) from operations	560,189	(120,774)		(680,963)
Other income	---	583,628		583,628	(e)
Other expenses, net	(22,557)	(22,557)		---
Income before income taxes	537,632	440,297		(97,335)
Provision for income taxes	8,700	56,616		47,916	(g)
Net income	$546,332	$496,913		$(49,419)

Net earnings per share:
Basic	$0.03	$0.03	$	---
Diluted	$0.03	$0.02		$(0.01)

Weighted average shares outstanding:
Basic	19,811,438	19,811,438		---
Diluted	19,965,438	20,078,401		112,963	(h)

(a) Reclassification of rebate reserve adjustment from Sales and marketing expenses and reallocation to the periods ended June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004.

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

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004
(Unaudited)

	As Originally Reported		As Restated		Change
Cash flows from operating activities:
Cash received from customers	$2,687,874		$2,639,964		$(47,910)	(a)
Cash paid to suppliers and employees	(2,691,400)		(2,409,585)		281,815	(b)
Other operating activities, net	205,739		(28,166)		(233,905)	(c)
Net cash provided by operating activities	202,213		202,213		---
Cash flows from investing activities:
Acquisition of property and equipment	(18,612)		(18,612)		---
Software development costs	(178,049)		(178,049)		---
Website development costs	(31,836)		(31,836)		---
Deposits made	(485)		(485)		---
Net cash (used) by investing activities	(228,982)		(228,982)		---
Cash flows from financing activities:
Payments made on line of credit, net	(2,999)		(2,999)		---
Cash overdraft	---		38,990		38,990	(i)
Payments made on long-term notes payable	(50,890)		(50,890)		---
Net cash (used) by financing activities	(53,889)		(14,899)		38,990
Net (decrease) in cash and cash equivalents	(80,658)		(41,668)		38,990
Cash and cash equivalents, beginning of year	142,022		41,668		(100,354)	(d)
Cash and cash equivalents, end of period	$61,364	$	---		$(61,364)

Reconciliation of net income (loss) to cash flows from operating activities:
Net income (loss)	$297,765		$(137,270)		$(435,035)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Software development costs amortized	258,258		258,258		---
Provision for bad debts	2,500		2,500		---
Stock and warrants issued for services	44,186		44,186		---
Rebate reserve adjustment	(266,301)		124,262		390,563	(e)
Depreciation and amortization	22,886		274,639		251,753	(f)
Change in assets and liabilities:
Decrease in accounts receivable	180,062		180,062		---
Decrease in inventories	110,697		110,697		---
(Increase) in prepaid expenses	(75,406)		(75,406)		---
(Decrease) in accrued royalties	(204,937)		(204,937)		---
(Decrease) in accounts payable	(174,711)		(174,708)		3	(g)
Increase in income taxes payable	700		700		---
Increase in deferred taxes	1,605		60,622		59,017	(h)
Increase (decrease) in other liabilities	4,909		(261,392)		(266,301)	(e)
Net cash provided by operating activities	$202,213		$202,213	$	---

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
(i) Reclassify cash overdraft as financing activity.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003
(Unaudited)

	As Originally Reported		As Restated		Change
Cash flows from operating activities:
Cash received from customers	$2,045,624		$2,045,624	$	---
Cash paid to suppliers and employees	(1,861,189)		(1,861,189)		---
Other operating activities, net	21,611		21,611		---
Net cash provided by operating activities	206,046		206,046		---
Cash flows from investing activities:
Acquisition of property and equipment	(6,643)		(6,643)		---
Software development costs	(145,666)		(145,666)		---
Website development costs	(21,055)		(21,056)		(1)	(a)
Deposits made	(500)		(50,500)		(50,000)	(b)
Net cash (used) by investing activities	(173,864)		(223,865)		(50,001)
Cash flows from financing activities:
Payments made on line of credit, net	(5,016)		(5,016)		---
Cash overdraft	---		12,125		12,125	(f)
Payments made on long-term notes payable	(27,941)		(27,941)		---
Net cash (used) by financing activities	(32,957)		(20,832)		12,125
Net (decrease) in cash and cash equivalents	(775)		(38,651)		(37,876)
Cash and cash equivalents, beginning of year	38,651		38,651		---
Cash and cash equivalents, end of period	$37,876	$	---		$(37,876)

Reconciliation of net income to cash flows from operating activities:
Net income	$637,776		$524,146		$(113,630)
Adjustments to reconcile net income to net cash
provided by operating activities:
Software development costs amortized	40,422		40,422		---
Rebate reserve adjustment	---		(14,793)		(14,793)	(e)
Depreciation and amortization	49,747		274,002		224,255	(c)
Change in assets and liabilities:
Decrease in accounts receivable	69,541		69,541		---
Decrease in inventories	96,600		96,600		---
Decrease in refundable income taxes payable	29,148		29,148		---
(Increase) in prepaid expenses	(9,254)		(9,254)		---
(Decrease) in accrued royalties	(534,754)		(534,754)		---
(Decrease) in accounts payable	(187,278)		(187,278)		---
(Decrease) in deferred taxes	(17,400)		(113,232)		(95,832)	(d)
Increase in other liabilities	31,498		31,498		---
Net cash provided by operating activities	$206,046		$206,046	$	---

(a) Rounding difference.
(b) Increase from reclassification of restricted cash held by merchant banker.
(c) Increase from additional software license amortization.
(d) Income tax effects from additional software license amortization.
(e) Reallocation and reclassification of rebate adjustment to periods ended June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004.
(f) Reclassify cash overdraft as financing activity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part I, Item 2 of this quarterly report on Form 10-QSB/A, entitled Management’s Discussion and Analysis or Plan of Operation, including without limitation the risk factors contained in the Company’s annual report on Form 10-KSB/A for period ending December 31, 2003. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB/A after the date of this report.

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

During the quarter ended June 30, 2003, the Company recorded approximately $584,000 as Other Income as a result of accrued royalties being overstated in connection with the 2001 bad debt recognition from the trade accounts receivable balance with TLC. Furthermore, for the six months ended June 30, 2004 and 2003 the Company wrote down a reserve for rebates payable due to a change in accounting estimate of approximately $142,000 and $15,000, respectively, which is included as an adjustment to revenue in accordance with EITF Issue No. 01-09. Net income decreased approximately $818,000 for the three months ended June 30 from a net income of approximately $497,000 for 2003 to a net loss of approximately $321,000 for 2004 and decreased approximately $661,000 for the six months ended June 30 from a net income of approximately $524,000 for 2003 to a net loss of approximately $137,000 for 2004.

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

Sales returns and allowances increased approximately $29,000 for the three months ended June 30 from approximately $83,000 for 2003 to approximately $112,000 for 2004 and increased approximately $106,000 for the six months ended June 30 from approximately $216,000 for 2003 to approximately $322,000 for 2004 and slightly increased as a percentage of gross sales from approximately 9.8% and 10.7% for the three and six months ended June 30, 2003 to approximately 10.6% and 11.6% for the three and six months ended June 30, 2004, respectively. The increase in sales returns and allowances as a percentage is attributable to extending our return policy on direct sales from 30 days to 45 days during the fourth quarter of 2003. Finally, for the six months ended June 30, 2004 and 2003 the Company wrote down a reserve for rebates payable due to a change in accounting estimate of approximately $142,000 and $15,000, respectively, which is included as an adjustment to revenue in accordance with EITF Issue No. 01-09.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, Findex had approximately $442,000 in current assets, $2,896,000 in current liabilities and a retained deficit of approximately $7,268,000. This continues to create an uncertainty about our ability to continue as a going concern. We had net loss before income taxes of approximately $290,000 and $76,000 for the three and six months ended June 30, 2004, respectively.

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

Net cash used by financing activities was approximately $21,000 and $15,000 for the six months ended June 30, 2003 and 2004, respectively. Cash used by financing activities reflects a cash overdraft and payments made on debt obligations.

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

FINDEX.COM, INC.

Date: December 21, 2005	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: December 21, 2005	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer