Form 10QSB/A
period 2004-09-30
FINDEX COM INC
filed 2005-12-21
CIK 1089061

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

Explanatory Note

We are filing this Amendment Number 2 to our Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2004 to restate our financial statements for the quarter then ended to reflect certain issues identified during a regulatory review of our financial statements associated with a certain registration statement filed with the SEC on November 22, 2004 on Form SB-2 and which is pending effectiveness as of the date of this filing of Amendment Number 2 to Form 10-QSB for the quarter ended September 30, 2004. There was no net effect on either cash provided or used by operating activities, cash used by investing activities or cash provided or used by financing activities as a result of the corrections to the financial statements for the period covered by this report. Our management and our board of directors have concluded that these restatements are necessary to reflect the following changes.

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

•
During the three months ended June 30, 2004, we had previously, and erroneously, included rebates, and adjustments to rebates, as part of our sales and marketing expenses. The more appropriate presentation should have been, and is now, as an adjustment to revenue, as in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). During the three months ended June 30, 2004, we recorded an adjustment to our rebates reserve in the amount of $266,301 and an adjustment to rebates payable in the amount of $12,599. Upon reassessment of the adequacy of our reserve at December 31, 2003, we have allocated $124,262 of the total adjustment to fiscal year 2003 with $14,793 allocated to the three months ended June 30, 2003, $50,297 allocated to the three months ended September 30, 2003 and $59,172 allocated to the three months ended December 31, 2003 and $142,039 to fiscal year 2004 with $66,575 allocated to the three months ended March 31, 2004 and $75,464 allocated to the three months ended June 30, 2004. These adjustments resulted from a change in our internal control over financial reporting. Previously, when making our assessment of the adequacy of our reserve for rebates, we did not take into consideration the amount and number of outstanding checks, issued checks that were returned as undeliverable, or our ability to meet our recorded financial obligation. We changed our internal control procedures to include review of each of these factors in our assessment of the adequacy of the reserve for rebates. We have restated the condensed consolidated balance sheets as of September 30, 2004 and 2003 and the condensed consolidated statements of operations and consolidated statements of cash flows for the three and nine months then ended.

-i-

•
We erroneously treated the warrants issued to a New York based private investment partnership in connection with a private placement as equity. The correct presentation is as a liability adjusted for changes in fair value, at each balance sheet date, through the consolidated statements of operations, as provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. We reclassified the initial fair value of the warrants ($4,375,000 at July 19, 2004) as a current liability ($3,062,500 at September 30, 2004) and have included the net change in fair value through September 30, 2004 ($1,385,422) in other expenses on the consolidated statements of operations.

Revisions resulting in reclassifications or clarification with no net effect on our condensed consolidated statements of operations:

•
During the year ended December 31, 2003, we decided to no longer provide support for and to destroy all remaining inventory of certain of our products. We originally recorded this as a non-recurring item in the other income (expense) section of our consolidated statements of operations for the year ended December 31, 2003. We have revised our condensed consolidated statements of operations for the three and nine months ended September 30, 2003 to reflect this obsolete inventory in the cost of Sales section.

•
During the year ended December 31, 2003, we reached a final settlement agreement in our dispute with Zondervan and TLC. As part of the settlement process, we conducted an internal audit (verified by an independent auditor provided by TLC) of the accrued royalties owed Zondervan. The audit revealed that accrued royalties had been overstated due to the 2001 bad debt recognition of TLC’s trade accounts receivable balance. The amount by which the accrued royalties had been overstated remained part of our dispute with Zondervan and as such remained in our liabilities until a final settlement agreement was reached. We originally had reported the adjustment as a non-recurring item in the other income (expense) section of our consolidated statements of operations. The revised condensed consolidated statements of operations for the three and nine months ended September 30, 2003 reflects the adjustment as other income in the other income (expense) section.

•
During the year ended December 31, 2003, we reclassified loan proceeds, and the corresponding accrued interest payable, that were previously recorded as an unsecured note payable. The proceeds were initially recorded as an unsecured note payable in 1999, based on an oral understanding with an employee of a third-party consultant. We had historically accrued interest on the outstanding balance at 9%, the rate deemed reasonable by our management at the time of the oral agreement. We continued to accrue interest on the proceeds until we made the determination to reclassify the proceeds and accumulated accrued interest based on the fact that (i) the obligation exists, if at all, solely pursuant to an oral loan agreement made in 1999 in the State of North Carolina with a representative of the party to whom the obligation was believed to have been owed, (ii) no party has ever made any demand for repayment thereof despite the fact that no payments have ever been made on the obligation, (iii) the party believed to be owed the obligation, upon inquiry, claims no record of any such obligation, and (iv) the State of North Carolina statute of limitations applicable to oral agreements, believed to govern the continued enforceability of the obligation, had expired. We originally reported the reclassification as a non-recurring item in the other income (expense) section of our consolidated statements of operations for the year ended December 31, 2003. We have revised our condensed consolidated statements of operations for the three and nine months ended September 30, 2003 to reflect the adjustment as other income in the other income (expense) section.

•
During the three months ended March 31, 2004, and as a direct result of the final settlement agreement with Zondervan and TLC, we wrote-off certain inventory containing Zondervan-owned content. Though not technologically obsolete, we were unable to sell the inventory under the terms of the final settlement agreement. We originally recorded this event as a non-recurring item in the other income (expense) section of our condensed consolidated statements of operations. We have revised our condensed consolidated statements of operations for the three and nine months ended September 30, 2004 to reflect this inventory adjustment in the cost of sales section.

-ii-

•
During the three months ended September 30, 2004, we settled a dispute for early termination arising out of an agreement with Swartz Private Equity. In connection therewith, we issued 295,692 shares of common stock valued at $0.10 per share and paid a cash lump sum of $125,000. We originally had recorded this transaction as expenses incurred in a withdrawn public offering and reflected it as a non-recurring item in our condensed consolidated statements of operations. We have revised our condensed consolidated statements of operations for the three and nine months ended September 30, 2004 to reflect this transaction as other expenses in the other income (expense) section.

•
During the three months ended September 30, 2004, we negotiated a settlement agreement for debt extinguishment with several of our creditors. The debt extinguishment was originally reported as an extraordinary item, net of income tax effects, on our condensed consolidated statements of operations. We have revised our condensed consolidated statements of operations for the three and nine months ended September 30, 2004 to reflect this transaction in the other income section.

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

A discussion of the restatement for the quarter ended September 30, 2004 is included in Note 15 of our condensed consolidated financial statements included in this Amendment Number 2 to Form 10-QSB for the quarter ended September 30, 2004. Changes have also been made to the following items as a result of the restatement:

Part I Item 1 Financial Statements.
           Item 2 Management’s Discussion and Analysis of Financial Condition or Plan of Operations.

This Amendment Number 2 to Form 10-QSB for the quarter ended September 30, 2004 does not otherwise change or update the disclosures set forth in the Form 10-QSB as originally filed and does not otherwise reflect events occurring after the filing of the form 10-QSB. For a description of our business and the risks related to our business, see our Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

-iii-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2004	September 30, 2003
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$539,399	$38,265
Accounts receivable, trade	296,850	141,173
Inventory	162,800	252,700
Other current assets	139,495	42,464
Total current assets	1,138,544	474,602
Property and equipment, net	61,518	68,507
Software license, net	2,391,660	2,895,168
Software development, net	602,276	474,385
Restricted cash	50,354	50,000
Other assets	86,301	58,610
Total assets	$4,330,653	$4,021,272

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$240,000	$749,999
Accrued royalties	236,949	1,616,556
Accounts payable, trade	410,179	582,648
Derivatives	3,062,500	---
Other current liabilities	445,776	1,569,330
Total current liabilities	4,395,404	4,518,533
Long-term note payable	---	92,537
Non-current deferred taxes	808,083	773,765
Commitments and contingencies
Stockholders’ equity:
Preferred stock	---	51
Common stock	46,153	21,011
Paid-in capital	7,260,469	7,080,629
Retained (deficit)	(8,179,456)	($8,465,254)
Total stockholders’ equity	(872,834)	(1,363,563)
Total liabilities and stockholders’ equity	$4,330,653	$4,021,272

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30
(Unaudited)

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues, net of reserves and allowances	$1,010,207	$796,765	$3,664,060	$2,644,240
Cost of sales	397,652	272,498	1,137,721	833,641
Gross profit	612,555	524,267	2,526,339	1,810,599
Operating expenses:
Sales and marketing	287,909	186,841	798,410	521,441
General and administrative	512,721	392,700	1,684,295	1,206,773
Bad debt provision	8,566	4,893	11,066	4,893
Depreciation and amortization	141,607	137,039	416,246	411,041
Total operating expenses	950,803	721,473	2,910,017	2,144,148
Loss from operations	(338,248)	(197,206)	(383,678)	(333,549)
Other income	1,008,682	2,803	1,009,798	587,464
Loss on valuation adjustment of derivatives	(1,385,422)	---	(1,385,422)	---
Other expenses, net	(161,220)	(21,467)	(192,854)	(58,871)
Income (loss) before income taxes	(876,208)	(215,870)	(952,156)	195,044
Provision for income taxes	(31,095)	56,616	(92,417)	169,848
Net income (loss)	$(907,303)	$(159,254)	(1,044,573)	364,892
Retained (deficit) at beginning of year			(7,130,758)	(8,830,146)
Preferred stock dividend			(4,125)	---
Retained (deficit) at end of period			$(8,179,456)	$(8,465,254)

Net earnings (loss) per share:
Basic	$(0.02)	$(0.01)	$(0.03)	$0.02
Diluted	$(0.02)	$(0.01)	$(0.03)	$0.02

Weighted average shares outstanding:
Basic	46,153,189	21,011,438	30,146,980	20,211,438
Diluted	46,153,189	21,011,438	30,146,980	22,365,438

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Cash received from customers	$3,607,255	$3,092,147
Cash paid to suppliers and employees	(4,368,409)	(2,661,410)
Other operating activities, net	(34,235)	36,479
Net cash provided (used) by operating activities	(795,389)	467,216
Cash flows from investing activities:
Acquisition of property and equipment	(25,332)	(8,047)
Software development costs	(415,197)	(366,101)
Website development costs	(31,836)	(30,373)
Deposits (refunded) made	50,016	(50,500)
Net cash (used) by investing activities	(422,349)	(455,021)
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	(20,933)	24,918
Payments made on long-term notes payable	(202,551)	(37,499)
Proceeds from convertible notes payable	240,000	---
Stock offering costs paid	(51,047)	---
Proceeds from issuance of common stock and warrants	1,750,000	---
Net cash provided (used) by financing activities	1,715,469	(12,581)
Net increase (decrease) in cash and cash equivalents	497,731	(386)
Cash and cash equivalents, beginning of year	41,668	38,651
Cash and cash equivalents, end of period	$539,399	$38,265

Reconciliation of net income (loss) to cash flows from operating activities:
Net income (loss)	$(1,044,573)	$364,892
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Software development costs amortized	397,627	172,217
Provision for bad debts	11,066	4,893
Common stock and warrants issued for services	73,700	52,750
Depreciation and amortization	416,245	411,041
Loss on valuation adjustment of derivatives	1,385,422	---
Debt forgiveness	(1,000,662)	---
Loss on disposal of property and equipment	141	---
Change in assets and liabilities:
Decrease in accounts receivable	57,887	82,175
Decrease in inventories	109,800	164,000
(Increase) decrease in refundable income taxes	(2,948)	47,950
(Increase) in prepaid expenses	(114,629)	(3,716)
(Decrease) in accrued royalties	(381,677)	(514,057)
(Decrease) in accounts payable	(407,683)	(324,916)
Increase (decrease) in income taxes payable	(950)	---
Increase (decrease) in deferred taxes	90,931	(169,848)
Increase (decrease) in other liabilities	(385,086)	179,835
Net cash provided by operating activities	$(795,389)	$467,216

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

NOTE 5 - STOCKHOLDERS’ EQUITY, (Restated)

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

In July 2004, the Company issued 21,875,000 restricted common shares for proceeds of $1,750,000 through a private placement with a New York based private investment partnership. In connection with this issuance, we incurred $51,047 in legal and other direct costs. In addition, according to the terms of the agreement, the investor is entitled to receive two warrants to purchase common stock. The first warrant would entitle the investor to purchase up to 10,937,500 common shares at an initial price of $0.18 per share, and the second warrant would entitle the investor to purchase up to 10,937,500 additional common shares at an initial price of $0.60 per share; each warrant is subject to standard adjustment provisions.

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

NOTE 6 - OTHER INCOME AND EXPENSES, (Restated)

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

In November 2004, we issued two warrants to purchase an aggregate of 21,875,000 shares of our common stock in connection with a certain Stock Purchase Agreement completed with Barron Partners, LP, on July 19, 2004. The first warrant entitles the holder to purchase up to 10,937,500 shares of our common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of our common stock at a price of $0.60 per share. Each warrant is subject to standard adjustment provisions and each provides for settlement in registered shares of our common stock and may, at the option of the holder, be settled in a cashless, net-share settlement. These warrants have been accounted for as a liability according to the guidance of EITF 00-19 and the fair value of each warrant has been assessed at $1,531,250 ($3,062,500 total) using the Black-Scholes valuation method at September 30, 2004 with the following assumptions:

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

The warrants are revalued at each balance sheet date by using the parameters described above, reducing the expected term to reflect the passing of time, and using the stock price at the balance sheet date. A net fair value adjustment of $1,385,422 has been included in other expenses on the consolidated statements of operations for the three and nine months ended September 30, 2004.

See Note 15 - Restatement and Reclassification.

NOTE 7 - REBATE RESERVE ADJUSTMENT, (Restated)

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

Upon reassessment of the adequacy of our reserve at December 31, 2003, we have allocated $124,262 of the total adjustment to fiscal year 2003 and $142,039 to fiscal year 2004 with $66,575 to the three months ended March 31, 2004 and $75,464 allocated to the three months ended June 30, 2004.

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

NOTE 9 - EARNINGS (LOSS) PER COMMON SHARE, (Restated)

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

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

Three months ended September 30	2004	2003
Net loss	$(907,303)	$(159,254)
Preferred stock dividends	(4,125)	---
Available to common shareholders	$(911,428)	$(159,254)

Basic weighted average shares outstanding	46,153,189	21,011,438
Dilutive effect of:
Stock options	---	---
Convertible notes payable	---	---
Convertible preferred series A	---	---
Convertible preferred series B	---	---
Warrants	---	---
Diluted weighted average shares outstanding	46,153,189	21,011,438

Loss per share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

Nine months ended September 30	2004	2003
Net income (loss)	$(1,044,573)	$364,892
Preferred stock dividends	(4,125)	---
Available to common shareholders	$(1,048,698)	$364,892

Basic weighted average shares outstanding	30,146,980	20,211,438
Dilutive effect of:
Stock options	---	---
Convertible notes payable	---	2,000,000
Convertible preferred series A	---	114,000
Convertible preferred series B	---	40,000
Warrants	---	---
Diluted weighted average shares outstanding	30,146,980	22,365,438

Earnings (loss) per share:
Basic	$(0.03)	$0.02
Diluted	$(0.03)	$0.02

See Note 15 - Restatement and Reclassification.

NOTE 10 - STOCK-BASED COMPENSATION, (Restated)

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(907,303)	$(159,254)	$(1,044,573)	$364,892
Pro Forma compensation charge under SFAS 123	---	(14,323)	(26,519)	(47,219)
Pro Forma net income (loss)	$(907,303)	$(173,577)	$(1,071,092)	$317,673

Earnings (loss) per share:
Basic - as reported	$(0.02)	$(0.01)	$(0.03)	$0.02
Basic - pro forma	$(0.02)	$(0.01)	$(0.04)	$0.02

Diluted - as reported	$(0.02)	$(0.01)	$(0.03)	$0.02
Diluted - pro forma	$(0.02)	$(0.01)	$(0.04)	$0.01

See Note 15 - Restatement and Reclassification.

NOTE 11 - COMMITMENTS AND CONTINGENCIES, (Restated)

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial statements taken as a whole.

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our net income (3% total). We accrue this bonus on a quarterly basis. Our management team consists of our Chief Executive Officer (with a base annual salary of $150,000), our Chief Financial Officer (with a base annual salary of $110,000), and our Chief Technology Officer (with a base annual salary of $150,000). In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of all accrued base salaries ($6,790 included in other current liabilities at September 30, 2004), bonuses ($28,055 included in other current liabilities at September 30, 2004), and any vested deferred compensation ($31,314 included in other current liabilities at September 30, 2004) for termination by reason of disability. The agreements also provide for severance compensation equal to the then base salary until the later of (i) the expiration of the term of the agreement as set forth therein or (ii) one year, when the termination is other than for cause (including termination by reason of disability). There is no severance compensation in the event of voluntary termination or termination for cause.

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

•
During the three months ended June 30, 2004, we had previously, and erroneously, included rebates, and adjustments to rebates, as part of our sales and marketing expenses. The more appropriate presentation should have been, and is now, as an adjustment to revenue, as in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). During the three months ended June 30, 2004, we recorded an adjustment to our rebates reserve in the amount of $266,301 and an adjustment to rebates payable in the amount of $12,599. Upon reassessment of the adequacy of our reserve at December 31, 2003, we have allocated $124,262 of the total adjustment to fiscal year 2003 with $14,793 allocated to the three months ended June 30, 2003, $50,297 allocated to the three months ended September 30, 2003 and $59,172 allocated to the three months ended December 31, 2003 and $142,039 to fiscal year 2004 with $66,575 allocated to the three months ended March 31, 2004 and $75,464 allocated to the three months ended June 30, 2004. These adjustments resulted from a change in our internal control over financial reporting. Previously, when making our assessment of the adequacy of our reserve for rebates, we did not take into consideration the amount and number of outstanding checks, issued checks that were returned as undeliverable, or our ability to meet our recorded financial obligation. We changed our internal control procedures to include review of each of these factors in our assessment of the adequacy of the reserve for rebates. We have restated the condensed consolidated balance sheets as of September 30, 2004 and 2003 and the condensed consolidated statements of operations and consolidated statements of cash flows for the three and nine months then ended.

•
We erroneously treated the warrants issued to a New York based private investment partnership in connection with a private placement as equity. The correct presentation is as a liability adjusted for changes in fair value, at each balance sheet date, through the consolidated statements of operations, as provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. We reclassified the initial fair value of the warrants ($4,375,000 at July 19, 2004) as a current liability ($3,062,500 at September 30, 2004) and have included the net change in fair value through September 30, 2004 ($1,385,422) in other expenses on the consolidated statements of operations.

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

•
During the year ended December 31, 2003, we reached a final settlement agreement in our dispute with Zondervan and TLC. As part of the settlement process, we conducted an internal audit (which was verified by an independent auditor provided by TLC) of the accrued royalties owed Zondervan. The audit provided that accrued royalties were overstated due to the 2001 bad debt recognition of the trade accounts receivable balance of TLC. The amount overstated had remained part of the dispute with Zondervan and remained in our liabilities until the final settlement was reached. We originally reported the adjustment as a non-recurring item in the other income (expense) section of the consolidated statements of operations. The revised condensed consolidated statements of operations for the three and nine months ended September 30, 2003 reflects the adjustment as other income in the other income (expense) section.

•
During the year ended December 31, 2003, we reclassified loan proceeds, and the corresponding accrued interest payable, that were previously recorded as an unsecured note payable. The proceeds were initially recorded as an unsecured note payable based on an oral understanding with an employee of a third-party consultant in 1999. We had historically accrued interest on the outstanding balance at 9%, the rate deemed reasonable by management at the time of the oral agreement. We continued to accrue interest on the proceeds until we made the determination to reclassify the proceeds and accumulated accrued interest. The determination to reclassify the obligation, and related accrued interest, was made on the basis of the combined facts that (i) the obligation exists, if at all, solely pursuant to an oral loan agreement made in 1999 in the State of North Carolina with a representative of the party to whom the obligation was believed to have been owed, (ii) no party has ever made any demand for repayment thereof despite the fact that no payments have ever been made on the obligation, (iii) the party believed to be owed the obligation, upon inquiry, claims no record of any such obligation, and (iv) the State of North Carolina Statute of Limitations applicable to oral agreements, believed to govern the continued enforceability of the obligation, had expired. We originally reported the reclassification as a non-recurring item in the other income (expense) section of the consolidated statements of operations. The revised condensed consolidated statements of operations for the three and nine months ended September 30, 2003 reflects the adjustment as other income in the other income (expense) section.

•
During the three months ended March 31, 2004, and as a direct result of the settlement with Zondervan and TLC, we wrote-off inventory containing content from Zondervan. Though not technologically obsolete, we were unable to sell the inventory under the terms of the settlement. We originally recorded this as a non-recurring item in the other income (expense) section of the condensed consolidated statements of operations. The revised condensed consolidated statements of operations for the three and nine months ended September 30, 2004 reflects this inventory adjustment in cost of sales.

•
During the three months ended September 30, 2004, we settled an agreement with Swartz Private Equity for early termination. In connection therewith, we issued 295,692 shares of common stock valued at $0.10 per share and paid a cash lump sum of $125,000. We originally recorded this transaction as expenses incurred in a withdrawn public offering and reflected it as a non-recurring item in the condensed consolidated statements of operations. The revised condensed consolidated statements of operations for the three and nine months ended September 30, 2004 reflects this transaction as other expenses in the other income (expense) section.

•
During the three months ended September 30, 2004, we negotiated settlement with several of our creditors. The debt extinguishment was originally reported as an extraordinary item, net of income tax effects, on the condensed consolidated statements of operations. The revised condensed consolidated statements of operations for the three and nine months ended September 30, 2004 includes this transaction in other income.

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

A summary of the effects of these changes is as follows:

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2004
(Unaudited)

	As Originally Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$589,753	$539,399		$(50,354)	(a)
Accounts receivable, trade	296,850	296,850		---
Inventory	162,800	162,800		---
Other current assets	139,495	139,495		---
Total current assets	1,188,898	1,138,544		(50,354)
Property and equipment, net	61,518	61,518		---
Software license, net	2,513,158	2,391,660		(121,498)	(b)
Software development, net	602,276	602,276		---
Restricted cash	---	50,354		50,354	(a)
Other assets	86,301	86,301		---
Total assets	$4,452,151	$4,330,653		$(121,498)

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$240,000	$240,000	$	---
Accrued royalties	236,949	236,949		---
Accounts payable, trade	410,179	410,179		---
Derivatives	---	3,062,500		3,062,500	(e)
Other current liabilities	445,776	445,776		---
Total current liabilities	1,332,904	4,395,404		3,062,500
Non-current deferred taxes	1,271,643	808,083		(463,560)	(c)
Commitments and contingencies
Stockholders’ equity:
Common stock	46,153	46,153		---
Paid-in capital	8,989,778	7,260,469		(1,729,309)	(d)
Retained (deficit)	(7,188,327)	(8,179,456)		(991,129)
Total stockholders’ equity	1,847,604	(872,834)		(2,720,438)
Total liabilities and stockholders’ equity	$4,452,151	$4,330,653		$(121,498)

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
(e) Fair value of common stock warrants reclassified as derivatives under EITF 00-19.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2003
(Unaudited)

	As Originally Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$88,265	$38,265		$(50,000)	(a)
Accounts receivable, trade	141,173	141,173		---
Inventory	252,700	252,700		---
Other current assets	42,464	42,464		---
Total current assets	524,602	474,602		(50,000)
Property and equipment, net	68,507	68,507		---
Software license, net	2,516,147	2,895,168		379,021	(b)
Software development, net	474,385	474,385		---
Restricted cash	---	50,000		50,000	(a)
Other assets	58,610	58,610		---
Total assets	$3,642,251	$4,021,272		$379,021

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$749,999	$749,999	$	---
Accrued royalties	1,616,556	1,616,556		---
Accounts payable, trade	681,594	582,648		(98,946)	(c)
Other current liabilities	1,634,420	1,569,330		(65,090)	(e)
Total current liabilities	4,682,569	4,518,533		(164,036)
Long-term note payable	92,537	92,537		---
Non-current deferred taxes	1,058,794	773,765		(285,029)	(d)
Commitments and contingencies
Stockholders’ equity:
Preferred stock	51	51		---
Common stock	21,011	21,011		---
Paid-in capital	7,080,629	7,080,629		---
Retained (deficit)	(9,293,340)	(8,465,254)		828,086
Total stockholders’ equity	(2,191,649)	(1,363,563)		828,086
Total liabilities and stockholders’ equity	$3,642,251	$4,021,272		$379,021

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

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2004
(Unaudited)

	As Originally Reported	As Restated	Change

Revenues, net of reserves and allowances	$3,526,492	$3,664,060	$137,568	(a)
Cost of sales	999,770	1,137,721	137,951	(b)
Gross profit	2,526,722	2,526,339	(383)
Operating expenses:
Sales and marketing	791,249	798,410	7,161	(c)
General and administrative	1,801,483	1,684,295	(117,188)	(d)
Nonrecurring items	186,965	---	(186,965)	(e)
Rebate reserve adjustment	(266,301)	---	266,301	(f)
Bad debt provision	11,066	11,066	---
Depreciation and amortization	38,615	416,246	377,631	(g)
Total operating expenses	2,563,077	2,910,017	346,940
Loss from operations	(36,355)	(383,678)	(347,323)
Other income	9,135	1,009,798	1,000,663	(h)
Loss on valuation adjustment of derivatives	---	(1,385,422)	(1,385,422)	(k)
Other expenses, net	(38,285)	(192,854)	(154,569)	(l)
Loss before income taxes	(65,505)	(952,156)	(886,651)
Provision for income taxes	15,700	(92,417)	(108,117)	(i)
Loss before extraordinary item	(49,805)	(1,044,573)	(994,768)
Extraordinary item	763,162	---	(763,162)	(h)
Net income (loss)	$713,357	$(1,044,573)	$(1,757,930)

Net earnings (loss) per share:
Basic	$0.03	$(0.03)	$(0.06)
Diluted	$0.02	$(0.03)	$(0.05)

Weighted average shares outstanding:
Basic	30,146,980	30,146,980	---
Diluted	32,880,085	30,146,980	(2,733,105)	(j)

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

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2004
(Unaudited)

	As Originally Reported	As Restated	Change

Revenues, net of reserves and allowances	$1,027,277	$1,010,207	$(17,070)	(a)
Cost of sales	368,979	397,652	28,673	(b)
Gross profit	658,298	612,555	(45,743)
Operating expenses:
Sales and marketing	294,200	287,909	(6,291)	(c)
General and administrative	552,177	512,721	(39,456)	(d)
Nonrecurring items	154,569	---	(154,569)	(e)
Bad debt provision	8,566	8,566	---
Depreciation and amortization	15,729	141,607	125,878	(f)
Total operating expenses	1,025,241	950,803	(74,438)
Loss from operations	(366,943)	(338,248)	28,695
Other income	8,019	1,008,682	1,000,663	(g)
Loss on valuation adjustment of derivatives	---	(1,385,422)	(1,385,422)	(j)
Other expenses, net	(6,651)	(161,220)	(154,569)	(e)
Loss before income taxes	(365,575)	(876,208)	(510,633)
Provision for income taxes	18,005	(31,095)	(49,100)	(h)
Loss before extraordinary item	(347,570)	(907,303)	(559,733)
Extraordinary item	763,162	---	(763,162)	(g)
Net income (loss)	$415,592	$(907,303)	$(1,322,895)

Net earnings (loss) per share:
Basic	$0.01	$(0.02)	$(0.03)
Diluted	$0.01	$(0.02)	$(0.03)

Weighted average shares outstanding:
Basic	46,153,189	46,153,189	---
Diluted	48,886,294	46,153,189	(2,733,105)	(i)

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
(j) Fair value adjustment on common stock warrants treated as derivatives under EITF 00-19.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2003
(Unaudited)

	As Originally Reported	As Restated	Change

Revenues, net of reserves and allowances	$2,588,820	$2,644,240	$55,420	(a)
Cost of sales	709,772	833,641	123,869	(b)
Gross profit	1,879,048	1,810,599	(68,449)
Operating expenses:
Sales and marketing	511,726	521,441	9,715	(c)
General and administrative	1,289,237	1,206,773	(82,464)	(d)
Nonrecurring items	(522,836)	---	522,836	(e)
Bad debt provision	4,893	4,893	---
Depreciation and amortization	74,659	411,041	336,382	(f)
Total operating expenses	1,357,679	2,144,148	786,469
Earnings (loss) from operations	521,369	(333,549)	(854,918)
Other income	3,838	587,464	583,626	(g)
Other expenses, net	(58,871)	(58,871)	---
Income before income taxes	466,336	195,044	(271,292)
Provision for income taxes	26,100	169,848	143,748	(h)
Net income	$492,436	$364,892	$(127,544)

Net earnings per share:
Basic	$0.03	$0.02	$(0.01)
Diluted	$0.03	$0.02	$(0.01)

Weighted average shares outstanding:
Basic	20,211,438	20,211,438	---
Diluted	22,345,438	22,365,438	20,000	(i)

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

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2003
(Unaudited)

	As Originally Reported	As Restated	Change

Revenues, net of reserves and allowances	$756,489	$796,765	$40,276	(a)
Cost of sales	223,133	272,498	49,365	(b)
Gross profit	533,356	524,267	(9,089)
Operating expenses:
Sales and marketing	189,839	186,841	(2,998)	(c)
General and administrative	420,188	392,700	(27,488)	(d)
Nonrecurring items	28,900	---	(28,900)	(e)
Bad debt provision	4,893	4,893	---
Depreciation and amortization	24,912	137,039	112,127	(f)
Total operating expenses	668,732	721,473	52,741
Loss from operations	(135,376)	(197,206)	(61,830)
Other income	2,803	2,803	---
Other expenses, net	(21,467)	(21,467)	---
Loss before income taxes	(154,040)	(215,870)	(61,830)
Provision for income taxes	8,700	56,616	47,916	(g)
Net loss	$(145,340)	$(159,254)	$(13,914)

Net loss per share:
Basic	$(0.01)	$(0.01)	$0.00
Diluted	$(0.01)	$(0.01)	$0.00

Weighted average shares outstanding:
Basic	21,011,438	21,011,438	---
Diluted	21,011,438	21,011,438	---

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

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004
(Unaudited)

	As Originally Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$3,607,255	$3,607,255	$	---
Cash paid to suppliers and employees	(4,368,409)	(4,368,409)		---
Other operating activities, net	(34,235)	(34,235)		---
Net cash (used) by operating activities	(795,389)	(795,389)		---
Cash flows from investing activities:
Acquisition of property and equipment	(25,332)	(25,332)		---
Software development costs	(415,197)	(415,197)		---
Website development costs	(31,836)	(31,836)		---
Deposits refunded	16	50,016		50,000	(a)
Net cash (used) by investing activities	(472,349)	(422,349)		50,000
Cash flows from financing activities:
Payments made on line of credit, net	(20,933)	(20,933)		---
Payments made on long-term notes payable	(202,551)	(202,551)		---
Proceeds from convertible notes payable	240,000	240,000		---
Stock offering costs paid	(51,047)	(51,047)		---
Proceeds from issuance of common stock and warrants	1,750,000	1,750,000		---
Net cash provided by financing activities	1,715,469	1,715,469		---
Net increase in cash and cash equivalents	447,731	497,731		50,000
Cash and cash equivalents, beginning of year	142,022	41,668		(100,354)	(b)
Cash and cash equivalents, end of period	$589,753	$539,399		$(50,354)

Reconciliation of net income (loss) to cash flows from operating activities:
Net income (loss)	$713,357	$(1,044,573)		$(1,757,930)
Adjustments to reconcile net income (loss) to net cash
(used) by operating activities:
Software development costs amortized	397,627	397,627		---
Provision for bad debts	11,066	11,066		---
Stock and warrants issued for services	73,700	73,700		---
Rebate reserve adjustment	(266,301)	---		266,301	(c)
Depreciation and amortization	38,615	416,245		377,630	(d)
Loss on valuation adjustment of derivatives	---	1,385,422		1,385,422	(g)
Extraordinary item	(1,000,662)	---		1,000,662	(e)
Debt forgiveness	---	(1,000,662)		(1,000,662)	(e)
Loss on disposal of property and equipment	141	141		---
Change in assets and liabilities:
Decrease in accounts receivable	57,887	57,887		---
Decrease in inventories	109,800	109,800		---
(Increase) in refundable income taxes	(2,948)	(2,948)		---
(Increase) in prepaid expenses	(114,629)	(114,629)		---
(Decrease) in accrued royalties	(381,677)	(381,677)		---
(Decrease) in accounts payable	(407,683)	(407,683)		---
(Decrease) in income taxes payable	(950)	(950)		---
Increase in deferred taxes	220,316	90,931		(129,385)	(f)
(Decrease) in other liabilities	(243,048)	(385,086)		(142,038)	(c)
Net cash (used) by operating activities	$(795,389)	$(795,389)	$	---

(a) Increase from reclassification of restricted cash as other asset.
(b) Decrease from reclassification of beginning restricted cash as other asset.
(c) Reclassification of Rebate reserve adjustment as decrease in other liabilities and reallocation to periods ended June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004, and June 30, 2004.

(d) Additional software license amortization.
(e) Reclassify extraordinary item as debt forgiveness.
(f) Net income tax effects of additional software amortization.
(g) Fair value adjustment on common stock warrants treated as derivatives under EITF 00-19.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003
(Unaudited)

	As Originally Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$3,092,147	$3,092,147	$	---
Cash paid to suppliers and employees	(2,661,410)	(2,661,410)		---
Other operating activities, net	36,479	36,479		---
Net cash provided by operating activities	467,216	467,216		---
Cash flows from investing activities:
Acquisition of property and equipment	(8,047)	(8,047)		---
Software development costs	(366,101)	(366,101)		---
Website development costs	(30,373)	(30,373)		---
Deposits made	(500)	(50,500)		(50,000)	(a)
Net cash (used) by investing activities	(405,021)	(455,021)		(50,000)
Cash flows from financing activities:
Proceeds from line of credit, net	24,918	24,918		---
Payments made on long-term notes payable	(37,499)	(37,499)		---
Net cash (used) by financing activities	(12,581)	(12,581)		---
Net increase (decrease) in cash and cash equivalents	49,614	(386)		(50,000)
Cash and cash equivalents, beginning of year	38,651	38,651		---
Cash and cash equivalents, end of period	$88,265	$38,265		$(50,000)

Reconciliation of net income to cash flows from operating activities:
Net income	$492,436	$364,892		$(127,544)
Adjustments to reconcile net income to net cash
provided by operating activities:
Software development costs amortized	172,217	172,217		---
Provision for bad debts	4,893	4,893		---
Common stock and warrants issued for services	52,750	52,750		---
Depreciation and amortization	74,659	411,041		336,382	(b)
Change in assets and liabilities:
Decrease in accounts receivable	82,175	82,175		---
Decrease in inventories	164,000	164,000		---
Decrease in refundable income taxes payable	47,950	47,950		---
(Increase) in prepaid expenses	(3,716)	(3,716)		---
(Decrease) in accrued royalties	(514,057)	(514,057)		---
(Decrease) in accounts payable	(324,916)	(324,916)		---
(Decrease) in deferred taxes	(26,100)	(169,848)		(143,748)	(c)
Increase in other liabilities	244,925	179,835		(65,090)	(d)
Net cash provided by operating activities	$467,216	$467,216	$	---

(a) Reclassification of restricted cash held by merchant banker as other asset.
(b) Increase from additional software license amortization.
(c) Income tax effects from additional software license amortization.
(d) Reallocation and reclassification of rebate adjustment to periods ended June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004.

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

During the nine months ended September 30, 2003, the Company recorded approximately $584,000 as Other Income as a result of accrued royalties being overstated in connection with the 2001 bad debt recognition from the trade accounts receivable balance with TLC. For the nine months ended September 30, 2003 and 2004 the Company wrote down a reserve for rebates payable due to a change in accounting estimate of approximately $65,000 and $142,000, respectively, which is included as an adjustment to revenue in accordance with EITF Issue No. 01-09. Furthermore, during the nine months ended September 30, 2003 and 2004, we wrote down distinctly different categories of obsolete inventory approximating $61,000 and $32,000 for these periods, respectively. The inventory write downs are included in cost of sales. During the quarter ended September 30, 2004 the Company recognized approximately a $1,000,000 gain from extinguishment of debt which is classified as Other Income. The extinguishment of debt is a direct result from settling with various vendors and content providers for lump-sum payments at a reduced amount of balances owed. Lastly, the Company recognized a loss of approximately $1,385,000 for the nine months ended September 30, 2004 related to the fair value adjustment of derivatives in other expenses. Warrants issued with shares of common stock in a private placement are considered derivative liabilities. The derivative liability associated with the warrants has been adjusted to fair value at each balance sheet date and accordingly reassessed at each such date to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. See “Derivatives” below. Due mainly to the items stated above, our net loss increased approximately $1,066,000 for the three months ended September 30 from a net loss of approximately $159,000 for 2003 to a net loss of approximately $907,000 for 2004 and increased approximately $1,410,000 for the nine months ended September 30 from a net income of approximately $365,000 for 2003 to a net loss of approximately $1,045,000 for 2004.

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

Sales returns and allowances remained steady at approximately $115,000 for the three months ended September 30, 2003 and 2004 and increased approximately $106,000 for the nine months ended September 30 from approximately $331,000 for 2003 to approximately $437,000 for 2004 and decreased as a percentage of gross sales from approximately 13.5% and 11.5% for the three and nine months ended September 30, 2003 to approximately 10.2% and 11.2% for the three and nine months ended September 30, 2004, respectively. The decrease for sales returns and allowances as a percentage for the three months ended September 30 is a direct result of selling some product to be liquidated after the new version of product line is released, and the liquidated product is not subject to return. Finally, for the nine months ended September 30, 2003 and 2004 the Company wrote down a reserve for rebates payable due to a change in accounting estimate of approximately $65,000 and $142,000, respectively, which is included as an adjustment to revenue in accordance with EITF Issue No. 01-09.

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

Personnel costs increased approximately $252,000 from approximately $917,000 for the nine months ended September 30, 2003 to approximately $1,169,000 for the nine months ended September 30, 2004. This increase is primarily from the addition of staff members and the associated health care costs. The Company also recognized approximately $14,000 of expense related to 635,000 restricted common shares issued to employees and approximately $36,000 in expense for upper management year-end bonus accrual. Furthermore, the capitalization of direct and indirect labor and related overhead charges as software development costs (see “Cost of Sales” above) decreased by approximately $73,000 from approximately $150,000 for the nine months ended September 30, 2003 to approximately $77,000 for the nine months ended September 30, 2004. This decrease is due to the shortened development time period for the new development projects that began during the year 2004. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the technical support and direct marketing staff. In addition, interest and penalty fees related to back payroll taxes increased approximately $95,000 for the nine months ended September 30, 2004.

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

Derivatives

In November 2004, we issued two warrants to purchase an aggregate of 21,875,000 shares of our common stock in connection with a certain Stock Purchase Agreement completed with Barron Partners, LP, on July 19, 2004. The first warrant entitles the holder to purchase up to 10,937,500 shares of our common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of our common stock at a price of $0.60 per share. Each warrant is subject to standard adjustment provisions and each provides for settlement in registered shares of our common stock and may, at the option of the holder, be settled in a cashless, net-share settlement. These warrants have been accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In accordance with the accounting mandate, the derivative liability associated with these warrants has been and, until our registration statement on Form SB-2 originally filed on November 22, 2004 is declared effective, shall continue to be adjusted to fair value at each balance sheet date and accordingly reassessed at each such date to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The fair value of each warrant was initially assessed at $2,187,500 ($4,375,000 total) using the Black-Scholes valuation method. At September 30, 2004 the fair value of the derivative liability was approximately $3,063,000 and a fair value adjustment of approximately $1,385,000 has been included in other expenses for the nine months then ended.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, Findex had approximately $1,139,000 in current assets, $4,395,000 in current liabilities and a retained deficit of approximately $8,179,000. This continues to create an uncertainty about our ability to continue as a going concern. We had a net loss of approximately $907,000 and $1,045,000 for the three and nine months ended September 30, 2004.

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

On July 19, 2004 we completed an equity financing in the amount of $1,750,000 through a private placement with Barron Partners, LP. Under the terms of the agreement, Barron Partners purchased 21,875,000 restricted shares of common stock at a price of $0.08 per share. In addition, according to the terms of the agreement, Barron Partners received two warrants to purchase common stock. The first warrant entitles Barron Partners to purchase up to 10,937,500 shares of common stock at a price of $0.18 per share and the second warrant entitles Barron Partners to purchase up to 10,937,500 additional shares of common stock at a price of $0.60 per share; each warrant is subject to standard adjustment provisions. These warrants have been accounted for as a liability according to the guidance of EITF 00-19. In accordance with the accounting mandate, the derivative liability associated with these warrants has been and, until our registration statement on Form SB-2 originally filed on November 22, 2004 is declared effective, shall continue to be adjusted to fair value at each balance sheet date and accordingly reassessed at each such date to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The fair value of each warrant was initially assessed at $2,187,500 ($4,375,000 total) using the Black-Scholes valuation method. At September 30, 2004 the fair value of the derivative liability was approximately $3,063,000 and a fair value adjustment of approximately $1,385,000 has been included in other expenses for the nine months then ended.

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

In July 2004, the Company made the final payment to The Zondervan Corporation for $100,000 plus 5% simple interest. This payment completes all of the Company’s obligations that were previously outlined in the settlement with The Zondervan Corporation and TLC dated October 2003 (see Note 11 - Commitments and Contingencies). In addition, according to the settlement agreement, the term of the software license agreement with Parsons Technology, Inc., a subsidiary of TLC, has been extended indefinitely, and provides the Company with the exclusive worldwide right to market, sell, and continue to develop those titles it covers.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

Date: December 21, 2005	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: December 21, 2005	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer