Form 10QSB/A
period 2005-03-31
FINDEX COM INC
filed 2005-12-21
CIK 1089061

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

-i-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2005	March 31, 2004
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$283,141	$30,584
Accounts receivable, trade	517,242	443,781
Inventory	248,047	173,000
Other current assets	351,193	23,670
Total current assets	1,399,623	671,035
Property and equipment, net	140,800	69,703
Software license, net	2,139,907	2,643,413
Capitalized software development costs, net	783,250	506,121
Restricted cash	50,354	100,354
Other assets	382,521	68,818
Total assets	$4,896,455	$4,059,444

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$506,852	$737,358
Accrued royalties	253,744	1,398,570
Derivative liabilities	2,187,498	---
Other current liabilities	473,609	967,072
Total current liabilities	3,421,703	3,103,000
Long-term obligations	189,698	802,076
Commitments and contingencies
Stockholders’ equity:
Preferred stock	---	51
Common stock	48,620	21,011
Paid-in capital	7,521,339	7,080,629
Retained (deficit)	(6,284,905)	(6,947,323)
Total stockholders’ equity	1,285,054	154,368
Total liabilities and stockholders’ equity	$4,896,455	$4,059,444

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31		2005	2004
		(Restated)	(Restated)

Revenues, net of reserves and allowances		$1,677,414	$1,566,393
Cost of sales		508,785	468,659
Gross profit		1,168,629	1,097,734
Operating expenses:
Sales and marketing		427,447	242,599
General and administrative		635,718	555,679
Other operating expenses		146,421	137,952
Total operating expenses		1,209,586	936,230
Earnings (loss) from operations		(40,957)	161,504
Loss on valuation adjustment of derivatives		(218,748)	---
Other expenses, net		(3,856)	(14,330)
Income (loss) before income taxes		(263,561)	147,174
Provision for income taxes		149,489	(30,311)
Net income (loss)		(114,072)	116,863
Retained deficit at beginning of year		(6,170,833)	(7,255,023)
Retained deficit at end of period		$(6,284,905)	$(7,138,160)

Net earnings (loss) per share:
Basic	$	---	$0.01
Diluted	$	---	$0.01

Weighted average shares outstanding:
Basic		48,619,855	21,011,438
Diluted		48,619,855	23,090,892

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31	2005	2004
	(Restated)	(Restated)
Cash flows from operating activities:
Cash received from customers	$1,707,292	$1,450,002
Cash paid to suppliers and employees	(1,456,683)	(1,353,784)
Other operating activities, net	(3,076)	(13,921)
Net cash provided by operating activities	247,533	82,297
Cash flows from investing activities:
Software development costs	(264,649)	(73,628)
Other investing activities, net	(14,581)	(18,674)
Net cash (used) by investing activities	(279,230)	(92,302)
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	---	16,605
Payments made on long-term notes payable	(26,521)	(17,684)
Net cash (used) by financing activities	(26,521)	(1,079)
Net (decrease) in cash and cash equivalents	(58,218)	(11,084)
Cash and cash equivalents, beginning of year	341,359	41,668
Cash and cash equivalents, end of period	$283,141	$30,584

Reconciliation of net income to cash flows from operating activities:
Net income (loss)	$(114,072)	$116,863
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Software development costs amortized	182,688	152,213
Provision for bad debts	653	2,500
Depreciation & amortization	145,768	135,452
Loss on fair value adjustment of derivatives	218,748	---
Loss on disposal of property, plant and equipment	1,715	---
Change in assets and liabilities:
(Increase) decrease in accounts receivable	48,924	(80,478)
(Increase) decrease in inventories	(14,047)	99,600
(Increase) decrease in prepaid expenses	51,841	(1,750)
(Decrease) in accrued royalties	(33,770)	(100,436)
(Decrease) in accounts payable	(114,952)	(251,996)
Increase in income taxes payable	180	--
Increase (decrease) in deferred taxes	(149,669)	30,311
Increase (decrease) in other liabilities	23,526	(19,982)
Net cash provided by operating activities	$247,533	$82,297

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

INTANGIBLE ASSETS, (Restated)

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

NET REVENUE, (Restated)

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

NOTE 3 - LOSS ON VALUATION OF DERIVATIVES, (Restated)

In November 2004, we issued two warrants to purchase an aggregate of 21,875,000 shares of our common stock in connection with a certain Stock Purchase Agreement completed with Barron Partners, LP, on July 19, 2004. The first warrant entitles the holder to purchase up to 10,937,500 shares of our common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of our common stock at a price of $0.60 per share. Each warrant is subject to standard adjustment provisions and each provides for settlement in registered shares of our common stock and may, at the option of the holder, be settled in a cashless, net-share settlement. These warrants have been accounted for as a liability according to the guidance of EITF 00-19 and the fair value of each warrant has been assessed at $1,093,749 ($2,187,498 total) using the Black-Scholes valuation method at March 31, 2005 with the following assumptions:

	Warrant A	Warrant B
Expected term - years	4.30	4.30
Stock price on March 31, 2005	$0.10	$0.10
Exercise price	$0.18	$0.60
Expected dividend yield	0%	0%
Expected stock price volatility	490%	490%
Risk-free interest rate	3.80%	3.80%

The fair value of each warrant was estimated on the date of commitment with the following assumptions:

	Warrant A	Warrant B
Expected term - years	5	5
Stock price on date of commitment (July 19, 2004)	$0.20	$0.20
Exercise price	$0.18	$0.60
Expected dividend yield	0%	0%
Expected stock price volatility	490%	490%
Risk-free interest rate	3.80%	3.80%

We recognized a loss of $2,697,922 on the commitment of the warrants determined as follows:

Fair value of warrants on commitment date (July 19, 2004)		$4,375,000
Less: Net proceeds received
Gross proceeds received for stock and warrants	$1,750,000
Par value of common stock issued	(21,875)
Stock offering costs	(51,047)	$1,677,078
Loss on fair value adjustment of derivatives		$2,697,922

The warrants are revalued at each balance sheet date by using the parameters described above, reducing the expected term to reflect the passing of time, and using the stock price at the balance sheet date. A net fair value adjustment of $218,748 has been included in other expenses on the consolidated statements of operations for the three months ended March 31, 2005.

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

The following table shows the amounts used in computing earnings per common share and the effect on income and the average number of shares of dilutive potential common stock:

For the Three Months Ended March 31	2005	2004
Net Income (loss)	$(114,072)	$116,863
Preferred stock dividends	---	---
Net income (loss) available to common shareholders	$(114,072)	$116,863

Basic weighted average shares outstanding	48,619,855	21,011,438
Dilutive effect of:
Stock options	---	---
Convertible notes payable	---	1,800,000
Convertible Preferred Series A	---	114,000
Convertible Preferred Series B	---	40,000
Warrants	---	125,454
Diluted weighted average shares outstanding	48,619,855	23,090,892

A total of 25,315,000 and 3,950,000 dilutive potential securities for the three months ended March 31, 2005 and 2004, respectively, have been excluded from the computation of diluted earnings per common share, as their inclusion would be anti-dilutive.

NOTE 6 - COMMITMENTS AND CONTINGENCIES, (Restated)

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position.

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our net income (3% total). We accrue this bonus on a quarterly basis. Our management team consists of our Chief Executive Officer (with a base annual salary of $150,000), our Chief Financial Officer (with a base annual salary of $110,000), and our Chief Technology Officer (with a base annual salary of $150,000). In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of all accrued base salaries ($13,850 included in other current liabilities at March 31, 2005), bonuses ($71,415 included in other current liabilities at March 31, 2005), and any vested deferred compensation ($28,473 included in other current liabilities at March 31, 2005) for termination by reason of disability. The agreements also provide for severance compensation equal to the then base salary until the later of (i) the expiration of the term of the agreement as set forth therein or (ii) one year, when the termination is other than for cause (including termination by reason of disability). There is no severance compensation in the event of voluntary termination or termination for cause.

In 2004, we reduced our reserve for rebates payable based, in part, on our ability to meet the financial obligation of claims carried forward from our last rebate program in 2001. As such, we may have a legal obligation to pay rebates in excess of the liability recorded.

As part of a July 2004 financing transaction, we entered into a certain Registration Rights Agreement with a New York based private investment partnership, Barron Partners, LP, pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under each of two warrants. On November 22, 2004, we filed a registration statement on Form SB-2 covering the shares issued to Barron Partners, as well as the shares underlying the warrants issued to Barron Partners. Under the terms of the Registration Rights Agreement, as amended, we had until April 22, 2005 to cause such registration statement to be declared effective by the SEC. In accordance with the terms of the Registration Rights Agreement, any delays in meeting this obligation subjected us to liability to Barron Partners in an amount equal to $1,726 per day for the duration of any such delay. We continue to accrue $1,726 ($630,000 per year/365 days) per day in penalties until the registration statement is declared effective. If we are unable to cause the registration statement to be declared effective by December 31, 2005, we will incur total penalties of approximately $437,000 (April 23, 2005 through December 31, 2005) which will directly decrease our net income and possibly cause a net loss for the December 31, 2005 year then ending.

NOTE 7 - RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We depend upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to us, operations could be adversely affected.

NOTE 8 - SUBSEQUENT EVENTS, (Restated)

As of the date of this filing, the registration statement filed on November 22, 2004 had not yet been declared effective. Pursuant to an agreement reached with Barron Partners, LP, the New York based private investment partnership, in relation to the associated accruing penalties, we have agreed to pay the Barron Partners an amount in cash equal to $100,000 in two equal installments of $50,000 between April 22, 2005 and May 22, 2005 (paid April 22, 2005 and July 8, 2005), with no additional penalty obligations accruing for at least 60 days from April 22, 2005. Although there can be no assurance, management believes that the prospects of our being able to cause the registration statement to be declared effective by June 21, 2005 are good. If we are unsuccessful in causing the registration statement to be declared effective by the SEC by June 21, 2005, however, and depending on how long any such delay in causing effectiveness to be declared by the SEC continues thereafter, it is likely to have a very material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

NOTE 9 - REVISION AND RECLASSIFICATION

We have restated our financial statements for the three months ended March 31, 2005 and 2004 to reflect issues identified during a regulatory review of our financial statements associated with a registration statement filing on Form SB-2 that is pending effectiveness as of the date of this 10-QSB filing.. Management and the board of directors concluded these restatements were necessary to reflect the changes described below. There was no net effect on cash provided by operating activities, cash used by investing activities or cash used by financing activities for the period then ending as a result of these issues.

•
During the quarter ended June 30, 2002, we reached a tentative settlement agreement in our arbitration with TLC. The tentative settlement agreement forgave the final, unpaid installment due on the 1999 Software License Agreement (“SLA”) and extended the SLA term from 10 years to 50 years. We originally recorded the final, unpaid installment ($1,051,785) of the SLA as an offset against the recorded historical cost of the SLA and recalculated the amortization based on this reduced amount and the extension of the useful life to 50 years. Although paragraph 6 of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which guides the recognition and measurement of intangible assets, provides that the measurement of assets in which the consideration given is cash are measured by the amount of cash paid, our management has since concluded that too much time had passed between the date of the 1999 license (June 1999) and the date of the tentative settlement agreement (May 2002) for such an offset to be appropriate. Therefore, we recognized the extinguishment of the liability owed to TLC as income ($1,051,785) in the consolidated statements of operations for the year ended December 31, 2002. We have restated the retained deficit as of December 31, 2003 and there was no net effect on the consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 as a result of this correction.

•
During the quarter ended December 31, 2003, we reached a final settlement agreement in our dispute with Zondervan and TLC. This final settlement extended the life of the SLA, and the trademarks included therein, indefinitely. We originally reassessed the useful life of the SLA to be indefinite, based on the guidelines provided by paragraphs 11 and 53 of SFAS No. 142, Goodwill and Other Intangible Assets. Our management has since concluded a 10 year life is appropriate based on our going concern opinion for 2002 and 2003. Therefore, we restored the estimated economic useful life to the original 10 years and have recalculated annual amortization accordingly. This adjustment increased the retained deficit at March 31, 2005 (for the prior years’ amortization and related income tax effects). We have restated the condensed consolidated statements of operations ($125,877) and consolidated statements of cash flows for the three months ended March 31, 2005 and 2004.

•
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

•
During the three months ended March 31, 2004, and as a direct result of the settlement with Zondervan and TLC, we wrote-off obsolete inventory with a carried cost totaling $32,396. We originally recorded this as a non-recurring item in the other income (expense) section of the consolidated statements of operations. Our revised condensed consolidated statements of operations for the three months ended March 31, 2004 reflects this inventory adjustment in cost of sales. There was no net effect on net income (loss) from this reclassification for the three months ended March 31, 2005 and 2004.

•
Rebates payable to a third-party processor were overstated ($98,946) on our consolidated financial statements for the year ended December 31, 2000. We discovered the error during the preparation of our condensed consolidated financial statements for the three months ended March 31, 2004. We originally recorded the error correction as an adjustment to the beginning retained earnings of the year ended December 31, 2003 on the 2004 quarterly and annual filings. Our revised consolidated statement of operations for the year ended December 31, 2000 reflects an adjustment to revenue and reported the correction on Form 10-KSB/A for the year then ended. This revision had no net effect on the net income (loss) for the three months ended March 31, 2005 and 2004 or retained deficit at March 31, 2005.

•
We erroneously treated the warrants issued to a New York based private investment partnership in connection with a private placement as equity. The correct presentation is as a liability adjusted for changes in fair value, at each balance sheet date, through the consolidated statements of operations, as provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. We reclassified the initial fair value of the warrants ($4,375,000 at July 19, 2004) as a current liability ($2,187,498 at March 31, 2005) and have included the net change in fair value through March 31, 2005 ($218,748) in other expenses on the consolidated statements of operations.

•
We have also reclassified various other expense items in the condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004 to conform to the presentation in the statements of operations for the year ended December 31, 2004. There was no net effect on net income (loss) from these reclassifications for the three months ended March 31, 2005 and 2004.

A summary of the effects of these changes is as follows:

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2005
(Unaudited)

	As Previously Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$283,141	$283,141	$	---
Accounts receivable, trade	517,242	517,242		---
Inventory	248,047	248,047		---
Other current assets	355,099	351,193		(3,906)	(a)
Total current assets	1,403,529	1,399,623		(3,906)
Property and equipment, net	140,800	140,800		---
Software license, net	2,513,158	2,139,907		(373,251)	(b)
Capitalized software development costs, net	783,250	783,250		---
Restricted cash	50,354	50,354		---
Other assets	417,854	382,521		(35,333)	(a)
Total assets	$5,308,945	$4,896,455		$(412,490)

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$506,852	$506,852	$	---
Accrued royalties	253,744	253,744		---
Derivative liabilities	---	2,187,498		2,187,498	(d)
Other current liabilities	474,602	473,609		(993)	(c)
Total current liabilities	1,235,198	3,421,703		2,186,505
Long-term obligations	296,894	189,698		(107,196)	(a)
Commitments and contingencies
Stockholders’ equity:
Common stock	48,620	48,620		---
Paid-in capital	9,198,417	7,521,339		(1,677,078)	(e)
Retained (deficit)	(5,470,184)	(6,284,905)		(814,721)
Total stockholders’ equity	3,776,853	1,285,054		(2,491,799)
Total liabilities and stockholders’ equity	$5,308,945	$4,896,455		$(412,490)

(a) Decreased deferred taxes from amortization of software license agreement.
(b) Decrease from additional amortization of software license agreement.
(c) Decrease in accrued management bonus resulting from additional amortization of software license agreement.
(d) Fair value of common stock warrants reclassified as derivatives under EITF 00-19.
(e) Net proceeds allocated to common stock warrants reclassified as derivative liability.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2004
(Unaudited)

	As Previously Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$130,938	$30,584		$(100,354)	(a)
Accounts receivable, trade	443,781	443,781		---
Inventory	173,000	173,000		---
Other current assets	23,670	23,670		---
Total current assets	771,389	671,035		(100,354)
Property and equipment, net	69,703	69,703		---
Software license, net	2,513,158	2,643,413		130,255	(b)
Capitalized software development costs, net	506,121	506,121		---
Restricted cash	---	100,354		100,354	(a)
Other assets	68,818	68,818		---
Total assets	$3,929,189	$4,059,444		$130,255

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$737,358	$737,358	$	---
Accrued royalties	1,398,570	1,398,570		---
Other current liabilities	1,157,906	967,072		(190,834)	(d)
Total current liabilities	3,293,834	3,103,000		(190,834)
Long-term obligations	1,106,740	802,076		(304,664)	(c)
Commitments and contingencies
Stockholders’ equity:
Preferred stock	51	51		---
Common stock	21,011	21,011		---
Paid-in capital	7,080,629	7,080,629		---
Retained (deficit)	(7,573,076)	(6,947,323)		625,753
Total stockholders’ equity	(471,385)	154,368		625,753
Total liabilities and stockholders’ equity	$3,929,189	$4,059,444		$130,255

(a) Reclassification of restricted cash held by our merchant banker as a non-current asset.
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

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2005
(Unaudited)

		As Previously Reported		As Restated		Change

Revenues, net of reserves and allowances		$1,672,504		$1,677,414		$4,910	(a)
Cost of sales		493,506		508,785		15,279	(b)
Gross profit		1,178,998		1,168,629		(10,369)
Operating expenses:
Sales and marketing		437,816		427,447		(10,369)
General and administrative		636,711		635,718		(993)	(c)
Other operating expenses		20,544		146,421		125,877	(d)
Total operating expenses		1,095,071		1,209,586		114,515
Earnings (loss) from operations		83,927		(40,957)		(124,884)
Loss on valuation adjustment of derivatives		---		(218,748)		(218,748)	(f)
Other expenses, net		(3,856)		(3,856)		---
Income (loss) before income taxes		80,071		(263,561)		(343,632)
Provision for income taxes		81,532		149,489		67,957	(e)
Net income (loss)		$161,603		$(114,072)		$(275,675)

Net earnings per share:
Basic	$	---	$	---	$	---
Diluted	$	---	$	---	$	---

Weighted average shares outstanding:
Basic		48,619,855		48,619,855		---
Diluted		49,350,801		48,619,855		(730,946)	(g)

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
(f) Fair value adjustment on common stock warrants treated as derivatives under EITF 00-19.
(g) Decrease in potentially dilutive shares due to restated net loss.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2004
(Unaudited)

	As Originally Reported	As Restated		Change

Revenues, net of reserves and allowances	$1,537,264	$1,566,393		$29,129	(a)
Cost of sales	397,689	468,659		70,970	(b)
Gross profit	1,139,575	1,097,734		(41,841)
Operating expenses:
Sales and marketing	217,016	242,599		25,583	(c)
General and administrative	590,703	555,679		(35,024)	(d)
Nonrecurring items	32,396	---		(32,396)	(e)
Bad debts	2,500	2,500		---
Depreciation and amortization	9,575	135,452		125,877	(f)
Total operating expenses	852,190	936,230		84,040
Earnings from operations	287,385	161,504		(125,881)
Other income	---	---		---
Other expenses, net	(14,330)	(14,330)		---
Income before income taxes	273,055	147,174		(125,881)
Provision for income taxes	(800)	(30,311)		(29,511)	(g)
Net income	$272,255	$116,863		$(155,392)

Net earnings per share:
Basic	$0.01	$0.01	$	---
Diluted	$0.01	$0.01	$	---

Weighted average shares outstanding:
Basic	21,011,438	21,011,438		---
Diluted	22,945,438	23,090,892		145,454	(h)

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
(h )Increase from recalculation of potentially dilutive common stock warrants and correction of a math error.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005
(Unaudited)

	As Previously Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$1,707,292	$1,707,292	$	---
Cash paid to suppliers and employees	(1,456,683)	(1,456,683)		---
Other operating activities, net	(3,076)	(3,076)		---
Net cash provided by operating activities	247,533	247,533		---
Cash flows from investing activities:
Software development costs	(264,649)	(264,649)		---
Other investing activities, net	(14,581)	(14,581)		---
Net cash (used) by investing activities	(279,230)	(279,230)		---
Cash flows from financing activities:
Payments made on long-term notes payable	(26,521)	(26,521)		---
Net cash (used) by financing activities	(26,521)	(26,521)		---
Net (decrease) in cash and cash equivalents	(58,218)	(58,218)		---
Cash and cash equivalents, beginning of year	341,359	341,359		---
Cash and cash equivalents, end of period	$283,141	$283,141	$	---

Reconciliation of net income (loss) to cash flows from operating activities:
Net income (loss)	$161,603	$(114,072)		$(275,675)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Software development costs amortized	182,688	182,688		---
Provision for bad debts	653	653		---
Depreciation & amortization	19,891	145,768		125,877	(a)
Loss on fair value adjustment of derivatives	---	218,748		218,748	(d)
Loss on disposal of property, plant and equipment	1,715	1,715		---
Change in assets and liabilities:
Decrease in accounts receivable	48,924	48,924		---
(Increase) in inventories	(14,047)	(14,047)		---
Decrease in prepaid expenses	51,841	51,841		---
(Decrease) in accrued royalties	(33,770)	(33,770)		---
(Decrease) in accounts payable	(114,952)	(114,952)		---
Increase in income taxes payable	180	180		---
(Decrease) in deferred taxes	(81,712)	(149,669)		(67,957)	(b)
Increase in other liabilities	24,519	23,526		(993)	(c)
Net cash provided by operating activities	$247,533	$247,533	$	---

(a) Increase from additional amortization of software license agreement.
(b) Increase from reclassifying fulfillment expenses as cost of sales instead of sales and marketing expenses.
(c) Decrease in accrued management bonus resulting from additional amortization of software license agreement.
(d) Fair value adjustment of derivatives per EITF 00-19.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004
(Unaudited)

	As Originally Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$1,481,382	$1,450,002		$(31,380)	(a)
Cash paid to suppliers and employees	(1,385,164)	(1,353,784)		31,380	(a)
Other operating activities, net	(13,921)	(13,921)		---
Net cash provided by operating activities	82,297	82,297		---
Cash flows from investing activities:
Acquisition of property and equipment	(13,674)	(13,674)		---
Software development costs	(73,628)	(73,628)		---
Website development costs	(4,516)	(4,516)		---
Deposits made	(484)	(484)		---
Net cash (used) by investing activities	(92,302)	(92,302)		---
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	16,605	16,605		---
Payments made on long-term notes payable	(17,684)	(17,684)		---
Net cash (used) by financing activities	(1,079)	(1,079)		---
Net (decrease) in cash and cash equivalents	(11,084)	(11,084)		---
Cash and cash equivalents, beginning of year	142,022	41,668		(100,354)	(b)
Cash and cash equivalents, end of period	$130,938	$30,584		$(100,354)

Reconciliation of net income to cash flows from operating activities:
Net income	$272,255	$116,863		$(155,392)
Adjustments to reconcile net income to net cash
provided by operating activities:
Software development costs amortized	152,213	152,213		---
Provision for bad debts	2,500	2,500		---
Depreciation and amortization	9,575	135,452		125,877	(c)
Change in assets and liabilities:
(Increase) in accounts receivable	(80,478)	(80,478)		---
Decrease in inventories	99,600	99,600		---
(Increase) in prepaid expenses	(1,750)	(1,750)		---
(Decrease) in accrued royalties	(100,436)	(100,436)		---
(Decrease) in accounts payable	(251,996)	(251,996)		---
Increase in deferred taxes	800	30,311		29,511	(d)
(Decrease) in other liabilities	(19,986)	(19,982)		4	(e)
Net cash provided by operating activities	$82,297	$82,297	$	---

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

During the three months ended March 31, 2004, we wrote down a distinct category of obsolete inventory of approximately $32,000 which is included in cost of sales. This write down item had no effect on the cash flow statement. During the three months ended March 31, 2005, we recognized a loss of approximately $219,000 related to the fair value adjustment of derivatives in other expenses. Warrants issued with shares of common stock in a private placement are considered derivative liabilities. The derivative liability associated with the warrants has been adjusted to fair value at each balance sheet date and accordingly reassessed at each such date to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. See “Derivatives” below. Our net income decreased approximately $231,000 from a net income of approximately $117,000 for the three months ended March 31, 2004 to a net loss of approximately $114,000 for the three months ended March 31, 2005. For the three months ended March 31, 2004 and 2005 we did not recognize any non-cash expenses related to common shares of stock and warrants issued for services.

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

Derivatives

In November 2004, we issued two warrants to purchase an aggregate of 21,875,000 shares of our common stock in connection with a certain Stock Purchase Agreement completed with Barron Partners, LP, on July 19, 2004. The first warrant entitles the holder to purchase up to 10,937,500 shares of our common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of our common stock at a price of $0.60 per share. Each warrant is subject to standard adjustment provisions and each provides for settlement in registered shares of our common stock and may, at the option of the holder, be settled in a cashless, net-share settlement. These warrants have been accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In accordance with the accounting mandate, the derivative liability associated with these warrants has been and, until our registration statement on Form SB-2 originally filed on November 22, 2004 is declared effective, shall continue to be adjusted to fair value at each balance sheet date and accordingly reassessed at each such date to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The fair value of each warrant was initially assessed at $2,187,500 ($4,375,000 total) using the Black-Scholes valuation method. At March 31, 2005, the fair value of the derivative liability was approximately $2,188,000 and a fair value adjustment of approximately $219,000 has been included in other expenses for the three months then ended.

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

As of March 31, 2005, we had $1,399,623 in current assets, $3,421,703 in current liabilities and a retained deficit of $6,284,905. We had a net loss of $114,072 for the three months ended March 31, 2005.

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

On July 19, 2004, we completed an equity financing in the amount of $1,750,000 through a private placement with Barron Partners, LP. Under the terms of the agreement, Barron Partners purchased 21,875,000 restricted shares of common stock at a price of $0.08 per share. In addition, according to the terms of the agreement, Barron Partners received two warrants to purchase common stock. The first warrant entitles Barron Partners to purchase up to 10,937,500 shares of common stock at a price of $0.18 per share and the second warrant entitles Barron Partners to purchase up to 10,937,500 additional shares of common stock at a price of $0.60 per share; each warrant is subject to standard adjustment provisions. The original terms of the agreement called for the exercise price associated with each of the warrants to be subject to adjustment based on the occurrence or non-occurrence of certain events. An amendment to the Barron Stock Purchase Agreement was entered into on September 30, 2004 which voided these provisions. See Exhibits 10.10, 10.11, 10.12, and 10.13. These warrants have been accounted for as a liability according to the guidance of EITF 00-19. In accordance with the accounting mandate, the derivative liability associated with these warrants has been and, until our registration statement on Form SB-2 originally filed on November 22, 2004 is declared effective, shall continue to be adjusted to fair value at each balance sheet date and accordingly reassessed at each such date to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity The fair value of each warrant was initially assessed at $2,187,500 ($4,375,000 total) using the Black-Scholes valuation method. At March 31, 2005, the fair value of the derivative liability was approximately $2,188,000 and a fair value adjustment of approximately $219,000 has been included in other expenses for the three months then ended.

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

10.11	Amendment No. 1 to Barron Partners, LP Stock Purchase Agreement dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

31.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated December 21, 2005. FILED HEREWITH.

31.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated December 21, 2005. FILED HEREWITH.

32.1
Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated December 21, 2005. FILED HEREWITH.

32.2
Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated December 21, 2005. FILED HEREWITH.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

Date: December 21, 2005	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: December 21, 2005	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer