Form 10QSB/A
period 2005-06-30
FINDEX COM INC
filed 2005-12-21
CIK 1089061

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Restated)
June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$95,941
Accounts receivable, trade	617,692
Inventory	225,887
Other current assets	359,461
Total current assets	1,298,981
Property and equipment, net	134,350
Software license, net	2,014,030
Capitalized software development costs, net	931,103
Other assets	532,072
Total assets	$4,910,536

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$650,984
Accrued royalties	304,752
Derivative liabilities	2,515,621
Other current liabilities	495,573
Total current liabilities	3,966,930
Long-term obligations	179,317
Commitments and contingencies
Stockholders’ equity:
Common stock	48,620
Paid-in capital	7,521,339
Retained (deficit)	(6,805,670)
Total stockholders’ equity	764,289
Total liabilities and stockholders’ equity	$4,910,536

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues, net of reserves and allowances	$1,276,996	$1,020,885	$2,954,410	$2,653,853
Cost of sales	450,993	271,410	959,778	740,069
Gross profit	826,003	749,475	1,994,632	1,913,784
Operating expenses:
Sales and marketing	307,521	267,902	734,968	510,501
General and administrative	690,078	615,895	1,325,796	1,171,574
Bad debt expense	22,016	---	22,669	2,500
Depreciation and amortization	145,780	139,187	291,548	274,639
Total operating expenses	1,165,395	1,022,984	2,374,981	1,959,214
Loss from operations	(339,392)	(273,509)	(380,349)	(45,430)
Loss on fair value adjustment of derivatives	(328,123)	---	(546,871)	---
Other expenses, net	(2,920)	(16,188)	(6,775)	(30,518)
Loss before income taxes	(670,435)	(289,697)	(933,995)	(75,948)
Provision for income taxes	149,669	(31,011)	299,158	(61,322)
Net loss	$(520,766)	$(320,708)	(634,837)	(137,270)
Retained deficit at beginning of year			(6,170,833)	(7,130,761)
Retained deficit at end of period			$(6,805,670)	$(7,268,031)

Net earnings (loss) per share:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	48,619,855	23,276,312	48,619,855	22,143,875
Diluted	48,619,855	23,276,312	48,619,855	22,143,875

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2005		2004
	(Restated)		(Restated)
Cash flows from operating activities:
Cash received from customers	$2,887,090		$2,639,964
Cash paid to suppliers and employees	(2,531,135)		(2,409,585)
Other operating activities, net	1,323		(28,166)
Net cash provided by operating activities	357,278		202,213
Cash flows from investing activities:
Software development costs	(594,161)		(178,049)
Other investing activities, net	20,000		(50,933)
Net cash (used) by investing activities	(574,161)		(228,982)
Cash flows from financing activities:
Payments on line of credit, net	---		(2,999)
Cash overdraft	---		38,990
Payments made on long-term notes payable	(28,535)		(50,890)
Net cash (used) by financing activities	(28,535)		(14,899)
Net (decrease) in cash and cash equivalents	(245,418)		(41,668)
Cash and cash equivalents, beginning of year	341,359		41,668
Cash and cash equivalents, end of period	$95,941	$	---

Reconciliation of net loss to cash flows from operating activities:
Net loss	$(634,837)		$(137,270)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Software development costs amortized	364,347		258,258
Stock and warrants issued for services	---		44,186
Loss on fair value adjustment of derivatives	546,871		---
Rebate reserve adjustment	---		(142,039)
Provision for bad debts	22,669		2,500
Depreciation & amortization	291,548		274,639
Loss on disposal of property, plant and equipment	1,869		---
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(73,542)		180,062
Decrease in inventories	8,113		110,697
Decrease in refundable taxes	7,164		---
(Increase) decrease in prepaid expenses	30,177		(75,406)
Increase (decrease) in accrued royalties	17,238		(204,937)
Increase (decrease) in accounts payable	29,180		(174,711)
Increase in income taxes payable	180		700
Increase (decrease) in deferred taxes	(299,338)		60,625
Increase in other liabilities	45,639		4,909
Net cash provided by operating activities	$357,278		$202,213

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

DERIVATIVES, (Restated)

We account for warrants issued with shares of common stock in a private placement according to the guidance of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In accordance with the accounting mandate, the derivative liability associated with the warrants has been and, until our registration statement on Form SB-2 originally filed on November 22, 2004 is declared effective, shall continue to be adjusted to fair value (calculated using the Black-Scholes method) at each balance sheet date and accordingly reassessed at each such date to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The corresponding fair value adjustment is included in the consolidated statements of operations as other expenses should the value of the warrants increase from an increase in our stock price at the balance sheet date and as other income should the value of the warrants decreases from a decrease in our stock price at the balance sheet date.
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

NOTE 3 - LOSS ON VALUATION OF DERIVATIVES, (Restated)

In November 2004, we issued two warrants to purchase an aggregate of 21,875,000 shares of our common stock in connection with a certain Stock Purchase Agreement completed with Barron Partners, LP, on July 19, 2004. The first warrant entitles the holder to purchase up to 10,937,500 shares of our common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of our common stock at a price of $0.60 per share. Each warrant is subject to standard adjustment provisions and each provides for settlement in registered shares of our common stock and may, at the option of the holder, be settled in a cashless, net-share settlement. These warrants have been accounted for as a liability according to the guidance of EITF 00-19 and the fair value of each warrant has been assessed at $1,257,810 ($2,515,621 total) using the Black-Scholes valuation method at June 30, 2005 with the following assumptions:

	Warrant A	Warrant B
Expected term - years	4.05	4.05
Stock price on June 30, 2005	$0.115	$0.115
Exercise price	$0.18	$0.60
Expected dividend yield	0%	0%
Expected stock price volatility	490%	490%
Risk-free interest rate	3.80%	3.80%

The fair value of each warrant was estimated on the date of commitment with the following assumptions:

	Warrant A	Warrant B
Expected term - years	5	5
Stock price on date of commitment (July 19, 2004)	$0.20	$0.20
Exercise price	$0.18	$0.60
Expected dividend yield	0%	0%
Expected stock price volatility	490%	490%
Risk-free interest rate	3.80%	3.80%

We recognized a loss of $2,697,922 on the commitment of the warrants determined as follows:

Fair value of warrants on commitment date (July 19, 2004)		$4,375,000
Less: Net proceeds received
Gross proceeds received for stock and warrants	$1,750,000
Par value of common stock issued	(21,875)
Stock offering costs	(51,047)	$1,677,078
Loss on fair value adjustment of derivatives		$2,697,922

The warrants are revalued at each balance sheet date by using the parameters described above, reducing the expected term to reflect the passing of time, and using the stock price at the balance sheet date. Net fair value adjustments of $328,123 and $546,871, respectively, have been included in other expenses on the consolidated statements of operations for the three and six months ended June 30, 2005.

NOTE 4 - INCOME TAXES

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

The following table shows the amounts used in computing earnings per common share and the effect on income and the average number of shares of dilutive potential common stock:

For the Three Months Ended June 30	2005	2004
	(Restated)	(Restated)

Net loss	$(520,766)	$(320,708)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(520,766)	$(320,708)

Basic weighted average shares outstanding	48,619,855	23,276,312
Dilutive effect of:
Stock options	---	---
Convertible notes payable	---	---
Convertible Preferred Series A	---	---
Convertible Preferred Series B	---	---
Warrants	---	---
Diluted weighted average shares outstanding	48,619,855	23,276,312

For the Six Months Ended June 30	2005	2004
	(Restated)	(Restated)

Net loss	$(634,837)	$(137,270)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(634,837)	$(137,270)

Basic weighted average shares outstanding	48,619,855	22,143,875
Dilutive effect of:
Stock options	---	---
Convertible notes payable	---	---
Convertible Preferred Series A	---	---
Convertible Preferred Series B	---	---
Warrants	---	---
Diluted weighted average shares outstanding	48,619,855	22,143,875

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

As part of a July 2004 financing transaction, we entered into a certain Registration Rights Agreement with a New York based private investment partnership, Barron Partners, LP, pursuant to which we committed to registering all of the shares issued as part of such transaction, including those issuable under each of two warrants. On November 22, 2004, we filed a registration statement on Form SB-2 covering the shares issued to Barron Partners, as well as the shares underlying the warrants issued to Barron Partners. Under the terms of the Registration Rights Agreement, as amended, we had until April 22, 2005 to cause such registration statement to be declared effective by the SEC. In accordance with the terms of the Registration Rights Agreement, any delays in meeting this obligation subjected us to liability to Barron Partners in an amount equal to $1,726 per day for the duration of any such delay. Through June 30, 2005, we have accrued a total of $119,000 (69 days at $1,726 per day) in registration rights penalties, inclusive of an adjustment made pursuant to a tentative verbal agreement reached with Barron Partners in April 2005, for failing to cause the registration statement to be declared effective by the SEC by April 22, 2005. If we are unable to cause such registration statement to be declared effective by December 31, 2005, we will incur total penalties of approximately $437,000 (April 23, 2005 through December 31, 2005), which will directly decrease our net income and possibly cause a net loss for the year then ending.

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

NOTE 9 - RESTATEMENT AND RECLASSIFICATION

We have restated our financial statements for the three and six months ended June 30, 2005 and 2004 to reflect certain issues identified during a regulatory review of our financial statements associated with a certain registration statement filed with the SEC on November 22, 2004 on Form SB-2. Our management and our board of directors have concluded these restatements are necessary to reflect the changes described below. There was no net effect on cash provided by operating activities or cash used by investing and financing activities as a result of these corrections.

▪
In June 1999 we entered into a certain software license agreement with Parsons Technology, Inc. to manufacture, distribute and sell a variety of software titles, including QuickVerse®and Membership Plus®, by far our two largest selling titles. During the three month period ended June 30, 2002 we reached a tentative settlement agreement in an arbitration arising out of the 1999 license with TLC, the licensor-assignee at the time. The tentative settlement agreement forgave the final, unpaid installment of $1,051,785, which we offset against the carrying amount of the 1999 license. Although paragraph 6 of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which guides the recognition and measurement of intangible assets, provides that the measurement of an asset in which the consideration given is cash is measured by the amount of cash paid, management has concluded that too much time had elapsed between the date of the 1999 license and the date of the tentative settlement agreement for such an offset to be appropriate. Therefore, we have recognized the extinguishment of the liability owed to TLC as income, in the amount of $1,051,785, in our 2002 statement of operations. We have restated the retained deficit as of December 31, 2003 and there was no net effect on our consolidated statements of operations and consolidated statements of cash flows for the three and six months then ended as a result of this correction.

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

▪
During the three months ended March 31, 2004, and as a direct result of the settlement with Zondervan and TLC, we wrote-off obsolete inventory with a carried cost totaling $32,396. We originally recorded this as a non-recurring item in the other income (expense) section of the consolidated statement of operations. Our revised condensed consolidated statement of operations for the three and six months ended June 30, 2004 reflects this inventory adjustment in cost of sales. There was no net effect on net income (loss) from this reclassification for the three and six months ended June 30, 2004.

▪
Rebates payable to a third-party processor were overstated ($98,946) on our consolidated financial statements for the year ended December 31, 2000. We discovered the error during the preparation of our condensed consolidated financial statements for the three months ended March 31, 2004. We originally recorded the error correction as an adjustment to the beginning retained earnings of the year ended December 31, 2003 on the 2004 quarterly and annual filings. Our revised consolidated statements of operations for the year ended December 31, 2000 reflects an adjustment to revenue and reported the correction on Form 10-KSB/A for the year then ended. This revision had no net effect on the net loss for the three and six months ended June 30, 2004 or retained deficit at June 30, 2004 or December 31, 2003.

▪
We erroneously treated the warrants issued to a New York based private investment partnership in connection with a private placement as equity. The correct presentation is as a liability adjusted for changes in fair value, at each balance sheet date, through the consolidated statements of operations, as provided by EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. We reclassified the initial fair value of the warrants ($4,375,000 at July 19, 2004) as a current liability ($2,515,621 at June 30, 2005) and have included the net change in fair value through June 30, 2005 ($546,871) in other expenses on the consolidated statements of operations.

▪
We have also reclassified various other expense items in our condensed consolidated statements of operations for the three and six months ended June 30, 2004 to conform to the presentation in the statements of operations for the year ended December 31, 2004. There was no net effect on net income (loss) from these reclassifications for the three and six months ended June 30, 2005 and 2004.

A summary of the effects of these changes is as follows:

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2005
(Unaudited)

	As Previously Reported	As Restated		Change
Assets
Current assets:
Cash and cash equivalents	$95,941	$95,941	$	---
Accounts receivable, trade	617,692	617,692		---
Inventory	225,887	225,887		---
Other current assets	359,461	359,461		---
Total current assets	1,298,981	1,298,981		---
Property and equipment, net	134,350	134,350		---
Software license, net	2,014,030	2,014,030		---
Capitalized software development costs, net	931,103	931,103		---
Other assets	532,072	532,072		---
Total assets	$4,910,536	$4,910,536	$	---

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$650,984	$650,984	$	---
Accrued royalties	304,752	304,752		---
Derivative liabilities	---	2,515,621		2,515,621	(a)
Other current liabilities	495,573	495,573		---
Total current liabilities	1,451,309	3,966,930		2,515,621
Long-term obligations	179,317	179,317		---
Commitments and contingencies
Stockholders’ equity:
Common stock	48,620	48,620		---
Paid-in capital	9,198,417	7,521,339		(1,677,078)	(b)
Retained (deficit)	(5,967,127)	(6,805,670)		(838,543)
Total stockholders’ equity	3,279,910	764,289		(2,515,621)
Total liabilities and stockholders’ equity	$4,910,536	$4,910,536	$	---

(a) Fair value of common stock warrants reclassified as derivatives under EITF 00-19.
(b) Net proceeds allocated to common stock warrants reclassified as derivative liability.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2005
(Unaudited)

		As Originally Reported	As Restated		Change

Revenues, net of reserves and allowances		$2,954,410	$2,954,410	$	---
Cost of sales		959,778	959,778		---
Gross profit		1,994,632	1,994,632		---
Operating expenses:
Sales and marketing		734,968	734,968		---
General and administrative		1,325,796	1,325,796		---
Bad debt provision		22,669	22,669		---
Depreciation and amortization		291,548	291,548		---
Total operating expenses		2,374,981	2,374,981		---
Loss from operations		(380,349)	(380,349)		---
Loss on fair value adjustment of derivatives		---	(546,871)		(546,871)	(a)
Other expenses, net		(6,775)	(6,775)		---
Loss before income taxes		(387,124)	(933,995)		(546,871)
Provision for income taxes		299,158	299,158		---
Net loss		$(87,966)	$(634,837)		$(546,871)

Net loss per share:
Basic	$	---	$(0.01)		$(0.01)
Diluted	$	---	$(0.01)		$(0.01)

Weighted average shares outstanding:
Basic		48,619,855	48,619,855		---
Diluted		48,619,855	48,619,855		---

(a) Fair value adjustment on common stock warrants treated as derivatives under EITF 00-19.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2005
(Unaudited)

		As Originally Reported	As Restated		Change

Revenues, net of reserves and allowances		$1,276,996	$1,276,996	$	---
Cost of sales		450,993	450,993		---
Gross profit		826,003	826,003		---
Operating expenses:
Sales and marketing		307,521	307,521		---
General and administrative		690,078	690,078		---
Bad debt provision		22,016	22,016		---
Depreciation and amortization		145,780	145,780		---
Total operating expenses		1,165,395	1,165,395		---
Loss from operations		(339,392)	(339,392)		---
Loss on fair value adjustment of derivatives		---	(328,123)		(328,123)	(a)
Other expenses, net		(2,920)	(2,920)		---
Loss before income taxes		(342,312)	(670,435)		(328,123)
Provision for income taxes		149,669	149,669		---
Net loss		$(192,643)	$(520,766)		$(328,123)

Net loss per share:
Basic	$	---	$(0.01)		$(0.01)
Diluted	$	---	$(0.01)		$(0.01)

Weighted average shares outstanding:
Basic		48,619,855	48,619,855		---
Diluted		48,619,855	48,619,855		---

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

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005
(Unaudited)

	As Originally Reported	As Restated		Change
Cash flows from operating activities:
Cash received from customers	$2,887,090	$2,887,090	$	---
Cash paid to suppliers and employees	(2,531,135)	(2,531,135)		---
Other operating activities, net	1,323	1,323		---
Net cash provided by operating activities	357,278	357,278		---
Cash flows from investing activities:
Software development costs	(594,161)	(594,161)		---
Other investing activities, net	20,000	20,000		---
Net cash (used) by investing activities	(574,161)	(574,161)		---
Cash flows from financing activities:
Payments made on long-term notes payable	(28,535)	(28,535)		---
Net cash (used) by financing activities	(28,535)	(28,535)		---
Net (decrease) in cash and cash equivalents	(245,418)	(245,418)		---
Cash and cash equivalents, beginning of year	341,359	341,359		---
Cash and cash equivalents, end of period	$95,941	$95,941	$	---

Reconciliation of net loss to cash flows from operating activities:
Net loss	$(87,966)	$(634,837)		$(546,871)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Software development costs amortized	364,347	364,347		---
Loss on fair value adjustment of derivatives	---	546,871		546,871	(a)
Provision for bad debts	22,669	22,669		---
Depreciation and amortization	291,548	291,548		---
Loss on sale of property and equipment	1,869	1,869		---
Change in assets and liabilities:
(Increase) in accounts receivable	(73,542)	(73,542)		---
Decrease in inventories	8,113	8,113		---
Decrease in refundable taxes	7,164	7,164		---
Decrease in prepaid expenses	30,177	30,177		---
Increase in accrued royalties	17,238	17,238		---
Increase in accounts payable	29,180	29,180		---
Increase in income taxes payable	180	180		---
(Decrease) in deferred taxes	(299,338)	(299,338)		---
Increase in other liabilities	45,639	45,639		---
Net cash provided by operating activities	$357,278	$357,278	$	---

(a) Fair value adjustment on common stock warrants treated as derivatives under EITF 00-19.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004
(Unaudited)

	As Originally Reported		As Restated		Change
Cash flows from operating activities:
Cash received from customers	$2,687,874		$2,639,964		$(47,910)	(a)
Cash paid to suppliers and employees	(2,691,400)		(2,409,585)		281,815	(b)
Other operating activities, net	205,739		(28,166)		(233,905)	(c)
Net cash provided by operating activities	202,213		202,213		---
Cash flows from investing activities:
Acquisition of property and equipment	(18,612)		(18,612)		---
Software development costs	(178,049)		(178,049)		---
Website development costs	(31,836)		(31,836)		---
Deposits made	(485)		(485)		---
Net cash (used) by investing activities	(228,982)		(228,982)		---
Cash flows from financing activities:
Payments made on line of credit, net	(2,999)		(2,999)		---
Cash overdraft	---		38,990		38,990	(h)
Payments made on long-term notes payable	(50,890)		(50,890)		---
Net cash (used) by financing activities	(53,889)		(14,899)		38,990
Net (decrease) in cash and cash equivalents	(80,658)		(41,668)		38,990
Cash and cash equivalents, beginning of year	142,022		41,668		(100,354)	(d)
Cash and cash equivalents, end of period	$61,364	$	---		$(61,364)

Reconciliation of net income (loss) to cash flows from operating activities:
Net income (loss)	$297,765		$(137,270)		$(435,035)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Software development costs amortized	258,258		258,258		---
Provision for bad debts	2,500		2,500		---
Stock and warrants issued for services	44,186		44,186		---
Rebate reserve adjustment	(266,301)		(142,039)		124,262	(e)
Depreciation and amortization	22,886		274,639		251,753	(f)
Change in assets and liabilities:
Decrease in accounts receivable	180,062		180,062		---
Decrease in inventories	110,697		110,697		---
(Increase) in prepaid expenses	(75,406)		(75,406)		---
(Decrease) in accrued royalties	(204,937)		(204,937)		---
(Decrease) in accounts payable	(174,711)		(174,711)		---
Increase in income taxes payable	700		700		---
Increase in deferred taxes	1,605		60,625		59,020	(g)
Increase in other liabilities	4,909		4,909		---
Net cash provided by operating activities	$202,213		$202,213	$	---

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
(h) Reclassify cash overdraft as financing activity.

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

Results Of Operations for Quarters Ending June 30, 2005 and June 30, 2004

Statement of Operations for Six Months Ended June 30	2005		2004	Change	%
Net revenues	$2,954,410		$2,653,853	$300,557	11%
Cost of sales	$959,778		$740,069	$219,709	30%
Gross profit	$1,994,632		$1,913,784	$80,848	4%
Total operating expenses	$(2,374,981)		$(1,959,214)	$(415,767)	21%
Loss on fair value adjustment of derivatives	$(546,871)	$	---	$(546,871)	0%
Other expenses	$(6,775)		$(30,518)	$23,743	-78%
Income (loss) before income taxes	$(933,995)		$(75,948)	$(858,047)	1130%
Provision for income taxes	$299,158		$(61,322)	$360,480	-588%
Net loss	$(634,837)		$(137,270)	$(497,567)	362%

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating only about 29% of our annual sales.

During the six months ended June 30, 2004, we wrote down a distinct category of obsolete inventory of approximately $32,000 which is included in cost of sales. We also wrote down a reserve for rebates payable due to a change in accounting estimate of approximately $142,000 which is included as an adjustment to revenue in accordance with EITF Issue No. 01-09 for the six months ended June 30, 2004. These write down items had no effect on the cash flow statement. During the three and six months ended June 30, 2005, we recognized a loss of approximately $328,000 and $547,000, respectively, related to the fair value adjustment of derivatives in other expenses. Warrants issued with shares of common stock in a private placement are considered derivative liabilities. The derivative liability associated with the warrants has been adjusted to fair value at each balance sheet date and accordingly reassessed at each such date to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. See “Derivatives” below. Our net loss increased approximately $200,000 from a net loss of approximately $321,000 for the three months ended June 30, 2004 to a net loss of approximately $521,000 for the three months ended June 30, 2005 and increased approximately $498,000 from a net loss of approximately $137,000 for the six months ended June 30, 2004 to a net loss of approximately $635,000 for the six months ended June 30, 2005. For the six months ended June 30, 2004, we recognized approximately $44,000 in non-cash expenses related to issuances of shares of common stock to our board of directors and employees as well as warrants issued for services. For the six months ended June 30, 2005 we did not recognize any non-cash expenses related to shares of common stock and warrants issued for services.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$783,250	$506,121	$701,289	$584,706
Capitalized	329,512	104,421	594,161	178,049
Amortized (Cost of sales)	181,659	106,045	364,347	258,258
Ending Balance	$931,103	$504,497	$931,103	$504,497
Research and development expense (General and administrative)	$30,164	$27,522	$67,243	$43,696

Sales, General and Administrative

Sales, General and Administrative Costs for Six Months Ended June 30	2005	% to Sales	2004	% to Sales	Change	%
Selected expenses:
Commissions	$478,168	14%	$345,461	12%	$132,707	38%
Advertising and direct marketing	256,800	7%	165,040	6%	91,760	56%
Total sales and marketing	$734,968	21%	$510,501	18%	$224,467	44%
Research and development	$67,243	2%	$43,696	2%	$23,547	54%
Personnel costs	693,586	20%	751,967	27%	(58,381)	-8%
Legal	123,280	4%	34,031	1%	89,249	262%
Telecommunications	32,152	1%	76,811	3%	(44,659)	-58%
Corporate services	55,972	2%	28,486	1%	27,486	96%
Administration	10,749	0%	53,388	2%	(42,639)	-80%
Other general and administrative costs	342,814	10%	183,195	7%	159,619	87%
Total general and administrative	$1,325,796	38%	$1,171,574	42%	$154,222	13%

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

As of June 30, 2005, we had accrued a total of $119,000 (69 days at $1,726 per day) in penalties under the Registration Agreement, inclusive of an adjustment made pursuant to a tentative verbal agreement reached with Barron Partners in April 2005, wherein, in relation to the associated accruing penalties, we agreed to pay Barron Partners an amount in cash equal to $100,000 to toll the accrual of further penalties until June 21, 2005. Although this amount has been paid in full, in two equal installments of $50,000 on each of April 22, 2005 and July 8, 2005, penalties in the amount of $1,726 per day continue to accrue from June 21, 2005 until the registration statement is declared effective, at which time a negotiated reduction of such total amount is expected to be reached, the extent of which is as yet unknown, and terms of payment of which are expected to be agreed to which will allow us to reasonably meet our ongoing operating needs. We have experienced continued delays in effectiveness of the registration statement due principally to ongoing efforts made necessary by our determination to restate certain of our historical financial information. Although there can be no assurance, management is hopeful that we will cause such registration statement to be declared effective in the near future. The amount paid by us to date to satisfy this obligation has, and any continued delays in our ability to cause the registration statement to be declared effective coupled with additional amounts which we are and may be required to pay, will have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a corresponding reduction in our net income and the likelihood of a net loss for the year.

Derivatives

In November 2004, we issued two warrants to purchase an aggregate of 21,875,000 shares of our common stock in connection with a certain Stock Purchase Agreement completed with Barron Partners, LP, on July 19, 2004. The first warrant entitles the holder to purchase up to 10,937,500 shares of our common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of our common stock at a price of $0.60 per share. Each warrant is subject to standard adjustment provisions and each provides for settlement in registered shares of our common stock and may, at the option of the holder, be settled in a cashless, net-share settlement. These warrants have been accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In accordance with the accounting mandate, the derivative liability associated with these warrants has been and, until our registration statement on Form SB-2 originally filed on November 22, 2004 is declared effective, shall continue to be adjusted to fair value at each balance sheet date and accordingly reassessed at each such date to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The fair value of each warrant was initially assessed at $2,187,500 ($4,375,000 total) using the Black-Scholes valuation method. At June 30, 2005, the fair value of the derivative liability was approximately $2,516,000, and a fair value adjustment of approximately $547,000 has been included in other expenses for the six months then ended.

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

Working Capital at June 30	2005	2004	Change	%
Current assets	$1,298,981	$442,470	$856,511	194%
Current liabilities	$3,966,930	$2,896,175	$1,070,755	37%
Retained deficit	$(6,805,670)	$(7,268,031)	$462,361	-6%

As of June 30, 2005, we had $1,298,981 in current assets, $3,966,930 in current liabilities and a retained deficit of $6,805,670. We had a net loss of $520,766 for the three months ended June 30, 2005 and a net loss of $634,837 for the six months ended June 30, 2005. In comparison, as of June 30, 2004 we had $442,470 in current assets, $2,896,175 in current liabilities and a retained deficit of $7,268,031.

Cash Flows for Six Months Ended June 30	2005	2004	Change	%
Cash flows provided by operating activities	$357,278	$202,213	$155,065	77%
Cash flows used by investing activities	$(574,161)	$(228,982)	$(345,179)	151%
Cash flows used by financing activities	$(28,535)	$(14,899)	$(13,636)	92%

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

Net cash used by financing activities was approximately $15,000 for the six months ended June 30, 2004 and approximately $29,000 for the six months ended June 30, 2005. Cash used by financing activities reflects payments made on long-term note payables and cash overdraft.

On July 19, 2004 we completed an equity financing in the amount of $1,750,000 through a private placement with Barron Partners, LP. Under the terms of the agreement, Barron Partners purchased 21,875,000 restricted shares of common stock at a price of $0.08 per share. In addition, according to the terms of the agreement, Barron Partners received two warrants to purchase common stock. The first warrant entitles Barron Partners to purchase up to 10,937,500 shares of common stock at a price of $0.18 per share and the second warrant entitles Barron Partners to purchase up to 10,937,500 additional shares of common stock at a price of $0.60 per share; each warrant is subject to standard adjustment provisions. These warrants have been accounted for as a liability according to the guidance of EITF 00-19. In accordance with the accounting mandate, the derivative liability associated with these warrants has been and, until our registration statement on Form SB-2 originally filed on November 22, 2004 is declared effective, shall continue to be adjusted to fair value at each balance sheet date and accordingly reassessed at each such date to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The fair value of each warrant was initially assessed at $2,187,500 ($4,375,000 total) using the Black-Scholes valuation method. At June 30, 2005, the fair value of the derivative liability was approximately $2,516,000 and a fair value adjustment of approximately $547,000 has been included in other expenses for the six months then ended.

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

As of June 30, 2005 we have accrued $119,000 (69 days at $1,726 per day) in penalties under the terms of the Registration Rights Agreement, inclusive of an adjustment made pursuant to a tentative verbal agreement reached with Barron Partners in April 2005, wherein, in relation to the associated accruing penalties, we agreed to pay Barron Partners an amount in cash equal to $100,000 to toll the accrual of further penalties until June 21, 2005. Although this amount has been paid in full, in two equal installments of $50,000 on each of April 22, 2005 and July 8, 2005, penalties in the amount of $1,726 per day continue to accrue from June 21, 2005 until the registration statement is declared effective, at which time a negotiated reduction of such total amount is expected to be reached, the extent of which is as yet unknown, and terms of payment of which are expected to be agreed to so as to allow us to reasonably meet our ongoing operating needs. Although there can be no assurance, management is hopeful that we will cause such registration statement to be declared effective in the near future. The amount paid by us to date to satisfy this obligation has, and any continued delays in our ability to cause the registration statement to be declared effective coupled with additional amounts which we are and may be required to pay, will have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a corresponding reduction in our net income and the likelihood of a net loss for the year. See Exhibits 10.10, 10.11, 10.12, and 10.13.

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