Form 10QSB/A
period 2004-06-30
FINDEX COM INC
filed 2006-01-03
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 3

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 48,619,855 common shares as of January 3, 2006.

Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

Explanatory Note

We are filing this Amendment Number 3 to our Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2004 to restate Part I, Item III Controls and Procedures for the quarter then ended to reflect issues identified during a regulatory review of our financial statements associated with a certain registration statement filed with the SEC on November 22, 2004 on Form SB-2 and which is pending effectiveness as of the date of this filing of Amendment Number 3 to Form 10-QSB for the quarter ended June 30, 2004.

This Amendment Number 3 to Form 10-QSB for the quarter ended June 30, 2004 does not otherwise change or update the disclosures set forth in the Form 10-QSB as originally filed and does not otherwise reflect events occurring after the filing of the form 10-QSB. For a description of our business and the risks related to our business, see our Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

-i-

PART I - FINANCIAL INFORMATION

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our CEO and CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this report on Form 10-QSB. Based on this evaluation, our CEO and CFO have concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes In Internal Control Over Financial Reporting.

Our CEO and CFO have evaluated changes made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as of the end of the fiscal quarter covered by this report on Form 10-QSB. Changes identified in connection with this evaluation include the following:

During the fiscal quarter covered by this report, our management made certain changes to our internal control over financial reporting in connection with our assessment of the adequacy of our reserve for rebates. Previously when assessing the adequacy of our reserve for rebates, we did not take into consideration the amount and number of outstanding checks, issued checks that were returned as undeliverable, or our ability to meet our recorded financial obligation. We have changed our internal control procedures to include a review of each of these factors in our assessment of the adequacy of the reserve for rebates.

Except as described above, there were no other changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

Date: January 3, 2006	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: January 3, 2006	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer