Form 10QSB/A
period 2004-06-30
FINDEX COM INC
filed 2006-01-19
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 4

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 48,619,855 common shares as of January 19, 2006.

Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

Explanatory Note

We are filing this Amendment Number 4 to our Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2004 to include, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our Chief Executive Officer and Chief Financial Officer, annexed hereto as Exhibits 31.1, 31.2, 32.1 and 32.2, as well as all of the information as required by Form 10-QSB, in its entirety, for the quarter ended June 30, 2004, to reflect certain issues identified during a regulatory review of our financial statements associated with a certain registration statement filed with the SEC on November 22, 2004 on Form SB-2 and which is pending effectiveness as of the date of this filing of Amendment Number 4 to Form 10-QSB for the quarter ended June 30, 2004.

This Amendment Number 4 to Form 10-QSB for the quarter ended June 30, 2004 does not otherwise change or update the disclosures set forth in the Form 10-QSB as originally filed and does not otherwise reflect events occurring after the filing of the Form 10-QSB. For a description of our business and the risks related to our business, see our Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

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

Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized on a product-by-product basis using the greater of the straight-line method over the estimated product life or on the ratio of current revenues to total projected product revenues. We generally consider technological feasibility established with the release of a beta version for testing. Total capitalized software development costs at June 30, 2004 were $1,177,400, less accumulated amortization of $672,903. Research and development costs incurred and charged to expense were $27,522 and $30,003 for the three months ended June 30, 2004 and 2003, respectively and $43,696 and $97,794 for the six months ended June 30, 2004 and 2003, respectively.

Derivatives, (Restated)

In July 2004, we completed an equity financing through a private placement with Barron Partners, LP (see Note 11 - Subsequent Events). We account for warrants issued with shares of common stock in a private placement according to the guidance of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In accordance with the accounting mandate, the derivative liability associated with the warrants has been and, until our registration statement, to be filed with the SEC on Form SB-2, is declared effective, shall continue to be adjusted to fair value (calculated using the Black-Scholes method) at each balance sheet date and accordingly reassessed at each such date to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The corresponding fair value adjustment is included in the consolidated statements of operations as other expenses should the value of the warrants increases from an increase in our stock price at the balance sheet date and as other income should the value of the warrants decreases from a decrease in our stock price at the balance sheet date.

NOTE 2 - INVENTORIES, (Restated)

At June 30, 2004 and 2003, inventories consisted of the following:

	2004	2003
Raw materials	$67,000	$103,000
Finished goods	94,903	217,100
	$161,903	$320,100

During the three months ended March 31, 2004 and 2003, we wrote-off two distinctly different categories of obsolete inventory with a carried cost totaling $32,396 and $31,892, respectively. The 2004 obsolete inventory was a direct result of our March 2004 settlement with The Zondervan Corporation (“Zondervan”) (see Note 11). These have been recognized in Cost of sales (see Note 12).

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

NOTE 6 - EARNINGS PER COMMON SHARE, (Restated)

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants, assuming we reinvested the proceeds to purchase additional shares at market value. A total of 2,440,000 and 4,132,200 potentially dilutive securities for the three and six months ended June 30, 2004 and 2003, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

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

NOTE 7 - STOCK-BASED COMPENSATION, (Restated)

Our Stock Incentive Plan (the “Plan”) authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to our directors, officers and other key employees. Stock options are granted at an exercise price as determined by our Board at the time the Option is granted and shall not be less than the par value of such shares of common stock. Stock options vest quarterly over three years and have a term of ten years.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES, (Restated)

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of our management, the amount of ultimate liability with respect to these actions will not materially affect our financial statements taken as a whole.

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

In March 2004, we finalized a settlement with Zondervan and TLC. The settlement agreement was effective October 20, 2003 and called for our payment to Zondervan of a total of $500,000, plus 5% simple interest, in installments of $150,000, plus interest, due November 15, 2003 and January 30, 2004, and installments of $100,000, plus interest, due April 30, 2004 and July 30, 2004, all of which has been paid. The settlement agreement was secured by all rights, title and interest in QuickVerse® together will all proceeds produced by QuickVerse®. In addition, in accordance with the provisions of the settlement agreement, the term of the software license agreement with Parsons Technology, Inc., a subsidiary of TLC, has been extended indefinitely and provides us with the exclusive worldwide right to to market and sell into non-secular channels, and to continue to develop those titles it covers.

We were in arrears with the Internal Revenue Service for back payroll taxes and had been paying the payroll taxes in monthly installments previously approved by the Internal Revenue Service. Subsequent to the financing received in July of 2004 (see Note 11 - Subsequent Events), we paid all back payroll taxes that were due to the Internal Revenue Service.

NOTE 9 - RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We are dependent upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to us, operations could be adversely affected. We are also dependent upon a few major customers. If any of these customers experienced operational problems or ceased placing orders with us, operations could also be adversely affected.

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a negative current ratio and total liabilities in excess of total assets. Those factors create an uncertainty about our ability to continue as a going concern. Our management has secured investment capital, reduced liabilities (see Note 11 - Subsequent Events), and is pursuing further development of our flagship software titles. Our ability to continue as a going concern is dependent on the success of our flagship software titles and the successful development of new titles and platforms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11 - SUBSEQUENT EVENTS

On July 19, 2004, we cancelled 100,000 options with an exercise price of $0.11 per share, 190,200 options with an exercise price of $1.00 per share and 525,000 options with an exercise price of $1.03 per share. We apply APB Opinion No. 25 and related interpretations in accounting for our stock options. Accordingly, no compensation cost had been recognized for the above stock options; and therefore, there was no effect on our financial statements.

On July 19, 2004, we converted 8,900 shares of Preferred Series A into 178,000 common shares, 1,500 shares of Preferred Series A into 15,000 common shares, 1,000 shares of Preferred Series A into 25,000 common shares, and 40,000 shares of Preferred Series B into 266,667 common shares. In addition, we converted $4,125 of unpaid accumulated Preferred Series A dividends into 56,356 common shares.

On July 19, 2004, we completed an equity financing in the amount of $1,750,000 through a private placement with a New York based private investment partnership. Under the terms of the agreement, the investor purchased 21,875,000 restricted common shares at a price of $0.08 per share. In addition, according to the terms of the agreement, the investor is entitled to receive two warrants to purchase up to an additional 21,875,000 shares of common stock. The first warrant entitles the holder to purchase up to 10,937,500 shares of our common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of our common stock at a price of $0.60 per share. Each warrant is subject to standard adjustment provisions and each provides for settlement in registered shares of our common stock and may, at the option of the holder, be settled in a cashless, net-share settlement.

On July 20, 2004, we submitted a request to terminate the Accounts Receivable Financing Agreement with Alliance Financial Capital.

On July 26, 2004, we concluded a settlement agreement with an institutional private equity investor. As consideration of the settlement, we agreed to pay a one time termination fee of $125,000 and issue 295,692 non-restricted shares of common stock with an effective issuance date of September 26, 2002. An original warrant dated March 26, 2001 to purchase 510,000 common shares exercisable at $0.23 per share was cancelled.

In July 2004, we retired three notes payable totaling $89,999 (see Note 3 - Notes Payable).

In July 2004, we retired a term note due December 2005 for a payment of $70,000 (see Note 4 - Long-Term Notes Payable).

In July 2004, we paid all back payroll taxes that were due to the Internal Revenue Service (see Note 8 - Commitments and Contingencies).

In July 2004, we made the final payment to Zondervan for $100,000 plus 5% simple interest. This payment completes all of our obligations that were previously outlined in the settlement agreement with Zondervan and TLC dated October 2003 (see Note 8 - Commitments and Contingencies). In addition, in accordance with the provisions of the settlement agreement, the term of the software license agreement with Parsons Technology, Inc., a subsidiary of TLC, has been extended indefinitely, and provides us with the exclusive worldwide right to market and sell into non-secular channels, and to continue to develop those titles it covers (see Note 8 - Commitments and Contingencies).

In August 2004, we received $50,000 out of a total of $100,000 from the cash held in reserve by our merchant banker.

NOTE 12 - RESTATEMENT AND RECLASSIFICATION

We have restated our financial statements for the three and six months ended June 30, 2004 and 2003 to reflect certain issues identified during a regulatory review of our financial statements associated with a certain registration statement filed with the SEC on November 22, 2004 on Form SB-2, which is pending effectiveness as of the date of this 10-QSB/A filing. Our management and our board of directors have concluded these restatements are necessary to reflect the changes described below. There was no net effect on cash provided by operating activities or cash used by investing and financing activities as a result of these corrections.

Revisions affecting our condensed consolidated statements of operations:

•
In June 1999 we entered into a certain software license agreement with Parsons Technology, Inc. to manufacturer, distribute and sell a variety of software titles, including QuickVerse® and Membership Plus®, by far our two largest selling titles. During the three month period ended June 30, 2002, we offset the remaining unpaid installment of $1,051,785 against the carrying amount of the 1999 license in accordance with the terms of the tentative settlement agreement with The Learning Company (“TLC”), the licensor-assignee at the time. Although paragraph 6 of SFAS No. 141, Business Combinations, which guides the recognition and measurement of intangible assets, provides that the measurement of an asset in which the consideration given is cash is measured by the amount of cash paid, our management has since concluded that too much time had passed between the date of the 1999 license and the date of the tentative settlement agreement for such an offset to be proper. Therefore, we recognized the extinguishment of the liability owed to TLC as income in the 2002 statement of operations. We have restated the condensed consolidated balance sheets as of June 30, 2004 and 2003 and the condensed consolidated statements of operations and consolidated statements of cash flows for the three and six months then ended.

•
During the three month period ended June 30, 2002, we extended the estimated life of the 1999 license from 10 years to 50 years in accordance with the terms of a tentative settlement agreement with TLC. Although the 1999 license, as amended, provides for our unlimited and exclusive use of the trademarks related to the licensed products, and our management assessed its useful life as indefinite based on the estimated future direct or indirect cash flows from the license, as determined in accordance with paragraphs 11 and 53 of SFAS No. 142, Goodwill and Other Intangible Assets, our management has since concluded that a 10 year life is appropriate on the basis of, among other things, on our going concern opinions for the years ended December 31, 2002 and 2003. We have restated our condensed consolidated balance sheets as of June 30, 2004 and 2003 and our condensed consolidated statements of operations and consolidated statements of cash flows for the three and six months then ended.

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

Revisions affecting our condensed consolidated statements of operations:

•
During the three months ended March 31, 2004 and 2003, we wrote-off two distinctly different categories of obsolete inventory with a carried cost totaling $32,396 and $31,892, respectively. The 2004 obsolete inventory write-off contained Zondervan-owned content and was a direct result of our March 2004 settlement with Zondervan (see Note 11). We originally recorded these events as non-recurring items in the other income (expense) section of the consolidated statements of operations. We have revised condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 to reflect these inventory adjustments in the cost of sales section. There was no net effect on our net income (loss) for the three and six months ended June 30, 2004 and 2003 as a result of our correction of this error.

•
During the three months ended June 30, 2004, we reached a final settlement agreement in our dispute with Zondervan and TLC. As part of the settlement process, we conducted an internal audit (which was verified by an independent auditor provided by TLC) of the accrued royalties owed Zondervan. The audit revealed that accrued royalties had been overstated due to our 2001 bad debt recognition of TLC’s trade accounts receivable balance. The amount by which the accrued royalties had been overstated remained part of our dispute with Zondervan and as such remained in our liabilities until a final settlement agreement was reached. We originally reported the adjustment as a non-recurring item in the other income (expense) section of our condensed consolidated statements of operations for the three and six months ended June 30, 2003. We have revised our condensed consolidated statements of operations for the three and six months ended June 30, 2003 to reflect the adjustment as other income. There was no net effect on the net income (loss) for the three and six months ended June 30, 2003 as a result of our correction of this error.

•
Rebates payable to a third-party processor were overstated on our consolidated financial statements for the year ended December 31, 2000. We discovered this error during the preparation of our condensed consolidated financial statements for the three months ended March 31, 2004. We originally recorded the error correction as an adjustment to our beginning retained earnings for the year ended December 31, 2003 in our fiscal year 2004 quarterly and annual filings. We have since revised our consolidated statements of operations for the year ended December 31, 2000 to reflect an adjustment to revenue and reported the correction on Form 10-KSB/A for the year then ended. There was no net effect on our net income (loss) for the three and six months ended June 30, 2004 and 2003 or retained earnings (deficit) at June 30, 2004 and 2003 as a result of our correction of this error.

•
We have also reclassified various other expense items in our condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 to conform to the presentation in our statements of operations for the years ended December 31, 2004 and 2003. There was no net effect on our net income (loss) for the three and six months ended June 30, 2004 and 2003 as a result of our correction of this error.

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

GENERAL

We develop, publish, market, distribute and directly sell off-the-shelf consumer and organizational software products for PC and PDA platforms. The common thread among our products is a customer constituency that shares a devotion to, or interest in, Christianity and faith-based “inspirational” values. Our focus is on becoming the largest worldwide provider of Bible study and related faith-based software products through ongoing internal development of new products, expansion and upgrade of existing products, and strategic product line and/or corporate acquisitions and licensing.

Our religious software titles are currently divided among the following six categories:

•	Bible Study
•	Financial/Office Management Products for Churches and other Faith-Based Ministries
•	Print & Graphic Products
•	Pastoral Products
•	Children’s Products
•	Language Tutorial Products.

RESULTS OF OPERATIONS

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, historically generating only about 29% of our annual sales.

During the quarter ended June 30, 2003, we recorded approximately $584,000 as Other Income as a result of accrued royalties being overstated in connection with the 2001 bad debt recognition from the trade accounts receivable balance with The Learning Company (“TLC”). Furthermore, for the six months ended June 30, 2004 and 2003 we wrote down a reserve for rebates payable due to a change in accounting estimate of approximately $142,000 and $15,000, respectively, which is included as an adjustment to revenue in accordance with EITF Issue No. 01-09. Net income decreased approximately $818,000 for the three months ended June 30, 2004 from a net income of approximately $497,000 for the three months ended June 30, 2003 to a net loss of approximately $321,000 for the three months ended June 30, 2004 and decreased approximately $661,000 for the six months ended June 30, 2004 from a net income of approximately $524,000 for the six months ended June 30, 2003 to a net loss of approximately $137,000 for the six months ended June 30, 2004.

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

Gross revenues increased approximately $217,000 for the three months ended June 30, 2004 from approximately $840,000 for the three months ended June 30, 2003 to approximately $1,057,000 for the three months ended June 30, 2004 and increased approximately $757,000 for the six months ended June 30, 2004 from approximately $2,016,000 for the six months ended June 30, 2003 to approximately $2,773,000 for the six months ended June 30, 2004. Such increase is due to our release of an enhanced version of our flagship product, QuickVerse®, in late fourth quarter of 2003 and the release of an enhanced version of our top financial and data management product, Membership Plus®, during the first quarter of 2004. Although there was a new product release during the first quarter of 2003, the retail value of the product was significantly lower than the QuickVerse® and Membership Plus® titles and ranged from $19.95 to $29.95.

Sales returns and allowances increased approximately $29,000 for the three months ended June 30, 2004 from approximately $83,000 for the three months ended June 30, 2003 to approximately $112,000 for the three months ended June 30, 2004 and increased approximately $106,000 for the six months ended June 30, 2004 from approximately $216,000 for the six months ended June 30, 2003 to approximately $322,000 for the six months ended June 30, 2004 and slightly increased as a percentage of gross sales from approximately 9.8% to approximately 10.6% for the three months ended June 30, 2003 and from approximately 10.7% to approximately 11.6% for the six months ended June 30, 2004. The increase in sales returns and allowances as a percentage is attributable to extending our return policy on direct sales from 30 days to 45 days during the fourth quarter of 2003. Finally, for the six months ended June 30, 2004 and 2003 we wrote down a reserve for rebates payable due to a change in accounting estimate of approximately $142,000 and $15,000, respectively, which is included as an adjustment to revenue in accordance with EITF Issue No. 01-09.

COST OF SALES

Cost of sales consists primarily of royalties to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package, fulfill and ship the software products. Direct costs and manufacturing overhead also include the amortized software development costs and the non-capitalized technical support wages. The direct costs and manufacturing overhead increased from approximately 19.2% to approximately 22.4% of gross revenues for the three months ended June 30, 2003 and from approximately 20.3% to approximately 22.6% of gross revenues for the six months ended June 30, 2004. The six months ended June 30, 2003 and 2004 include the write down of two distinct categories of obsolete inventory of approximately $32,000, respectively, and the 2004 inventory write down was a direct result of settlement negotiations with The Zondervan Corporation (“Zondervan”). The increase resulted directly from an increase in fulfillment costs and amortization of software development costs. Fulfillment costs from a third-party warehouse increased approximately $27,000 during the six months ended June 30, 2004 as we had an increased amount of retail sales during the first quarter of 2004 due to the enhanced releases of QuickVerse® and Membership Plus®. The amortization recognized during the three and six months ended June 30, 2003 resulted from several new software releases in 2003 and the continued amortization of those products released in 2002. Furthermore, the amortization increase for the three and six months ended June 30, 2004 corresponds with the December 2003 release of QuickVerse® 8.0 and the January 2004 release of Membership Plus® 8.0. The direct costs and manufacturing overhead percentage is expected to continue at the 2004 levels as working capital remains more consistent and as more development projects are implemented.

Royalties to third party providers of intellectual property decreased approximately $66,000 from approximately $101,000 for the three months ended June 30, 2003 to approximately $35,000 for the three month ended June 30, 2004 and approximately $37,000 from approximately $152,000 for the six months ended June 30, 2003 to approximately $115,000 for the six months ended June 30, 2004. The royalty rate as a percentage of gross revenues decreased from approximately 12% of gross revenue for the three months ended June 30, 2003 to approximately 3% of gross revenue for the three months ended June 30, 2004 and from approximately 8% of gross revenues for the six months ended June 30, 2003 to approximately 4% of gross revenues for the six months ended June 30, 2004. The decrease of royalties reflects an increase in upgrade sales of the QuickVerse® 8.0 and Membership Plus® 8.0. Membership Plus® upgrades are not subject to royalties and QuickVerse® upgrades are subject to reduced royalties on only the content differences between versions or editions.

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

SALES, GENERAL AND ADMINISTRATIVE

Sales expenses increased approximately $112,000 from approximately $156,000 for the three months ended June 30, 2003 to approximately $268,000 for the three months ended June 30, 2004 and approximately $176,000 from approximately $335,000 for the six months ended June 30, 2003 to approximately $511,000 for the six months ended June 30, 2004. Included in sales expenses, commissions to a third-party telemarketing firm increased approximately $113,000 during the six months ended June 30, 2004 as our sales focus to the direct consumer increased along with the number of new and enhanced product releases during late 2003 and early 2004. Advertising costs also increased approximately $57,000 during the six months ended June 30, 2004 with the new and enhanced product releases and the Christian Booksellers Association International conference being held in June rather than in July for 2004. Marketing and Customer Service costs increased approximately $6,000 as we continue to expand our sales efforts and focus more on our direct marketing efforts rather than retail stores.

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

Total personnel costs increased approximately $126,000 from approximately $667,000 for the six months ended June 30, 2003 to approximately $793,000 for the six months ended June 30, 2004. This increase is primarily due to the addition of staff members and the associated health care costs. We also recognized approximately $14,000 in expenses related to the issuance of 637,500 restricted common shares to employees and approximately $8,000 in expenses for upper management year-end bonus accrual. The capitalization of direct and indirect labor and related overhead charges as software development costs (see “Cost of Sales” above) decreased by approximately $84,000 from approximately $130,000 for the six months ended June 30, 2003 to approximately $46,000 for the six months ended June 30, 2004. This decrease is due to the early stages of new development projects for the year 2004. It is anticipated that personnel costs will increase in future periods as operating capital is available to fund full staffing of our product development team and expansion of the technical support and direct marketing staff. In addition, interest and penalty fees related to back payroll taxes increased approximately $48,000 for the six months ended June 30, 2004.

Direct legal costs increased approximately $34,000 as the disputes with TLC and Zondervan were finalized in March 2004. Rent expense increased approximately $9,000 as we opened a new product development facility located in Naperville, IL. Fees for outside board of directors increased approximately $17,000 as we have accounted for their services for the first two quarters of 2004, which is related to the issuance of 324,074 restricted common shares. Travel costs increased approximately $16,000 as we increased our sales staff and our sales efforts to our retail customers as new product lines and enhancements were introduced during late 2003 and early 2004. Telecommunication costs increased approximately $42,000 from an increase in technical support and customer service calls due to our two new major product releases in late December 2003 and early 2004. Corporate service fees increased approximately $28,000 for the six months ended June 30, 2004. These fees are related to the recent hire of an outside consultant and the expense for a previous issuance of a warrant to purchase 250,000 common shares. Finally, bad debt expense increased $2,500 during 2004 due to the increased amount of outstanding accounts receivable.

Amortization

Amortization expense increased approximately $2,000 from approximately $252,000 for the six months ended June 30, 2003 to approximately $254,000 for the six months ended June 30, 2004. The software license acquired from TLC in July of 1999 is amortized over a 10 year useful life. Amortization expense for 2004 reflects the continual amortization of the software license along with the launch of our website, www.quickverse.com, during the second quarter of 2004.

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

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. At June 30, 2004, management has established the valuation allowance based on the assessment that we will produce sufficient income in the future to realize the net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the software license agreement. We currently have net operating loss carryforwards, for income tax purposes, of approximately $8,400,000. The carryforwards are the result of income tax losses generated in 2000 ($2,973,000 expiring in 2020), 2001 ($5,191,000 expiring in 2021) and 2002 ($236,000 expiring in 2022). We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $442,000 to fully utilize the current loss carryforwards. We believe this is achievable through continued careful expense management and introduction of new products and enhanced versions of our existing products.

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

As of June 30, 2004, we had approximately $442,000 in current assets, $2,896,000 in current liabilities and a retained deficit of approximately $7,268,000. This continues to create an uncertainty about our ability to continue as a going concern. We had a net loss before income taxes of approximately $290,000 for the three months ended June 30, 2004 and a net loss before income taxes of approximately $76,000 for the six months ended June 30, 2004.

Net cash provided by operating activities was approximately $206,000 for the six months ended June 30, 2003 and approximately $202,000 for the six months ended June 30, 2004. Cash provided by operating activities is not currently adequate to meet our current software development and debt service needs.

Net cash used in investing activities was approximately $224,000 for the six months ended June 30, 2003 and approximately $229,000 for the six months ended June 30, 2004. The increase in cash used for investing activities results from capitalizing costs associated with software development and upgrading our website to expand our e-commerce capability. Software development activities will continue on an ongoing basis while costs associated with upgrading our website ceased during May 2004 with the launching of our new site.

Net cash used by financing activities was approximately $21,000 for the six months ended June 30, 2003 and approximately $15,000 for the six months ended June 30, 2004. Cash used by financing activities reflects a cash overdraft and payments made on debt obligations.

On March 19, 2001, we entered into an Accounts Receivable Financing Agreement (the “Financing Agreement”) with Alliance Financial Capital, Inc. (“AFC”). Pursuant to which Financing Agreement, AFC agreed to purchase selected accounts receivable on a discounted basis, including, without limitation, full power to collect, compromise, sue for, assign, or in any manner enforce collection thereof. The Financing Agreement provides for advances of 60% toward the purchase of the invoices with a credit line of $250,000. The terms call for 40% to be held in a reserve account from the collection of each invoice. Invoices not paid by the customer within 90 days of shipment are required to be repurchased by us out of the reserve account. The agreement carries a 12-month term with a minimum monthly fee equal to one half of one percent (.5%). The term renews automatically in 12-month increments unless a written request for termination is received by AFC at least 30 days prior to the renewal date. During the six months ended June 30, 2004, we transferred accounts receivable totaling $286,677 to a lender for cash advances of $170,603. As accounts are paid, the collected funds (less the amount advanced and appropriate fees) are disbursed to us. The transfer agreement includes a repurchase requirement and, accordingly, the proceeds were accounted for as a secured borrowing. At June 30, 2004, the balance of receivables transferred and included in trade receivables was $29,895. The remaining secured borrowing balance of $17,937 is included in accrued expenses. On July 20, 2004, we submitted our request to terminate the Accounts Receivable Financing Agreement.

On July 19, 2004, we completed an equity financing in the amount of $1,750,000 through a private placement with Barron Partners, LP (“Barron”). Under the terms of the agreement, Barron purchased 21,875,000 restricted shares of common stock at a price of $0.08 per share. In addition, according to the terms of the agreement, Barron received two warrants to purchase common stock. The first warrant entitles Barron to purchase up to 10,937,500 shares of common stock at a price of $0.18 per share and the second warrant entitles Barron to purchase up to 10,937,500 additional shares of commons stock at a price of $0.60 per share; each warrant is subject to standard adjustment provisions.

Although there can be no assurance, we believe that through this combination of capital and revenues generated from direct-to-consumer sales, we will have sufficient sources of capital to meet our operating needs. However, any substantial delays in receipt of or a failure to obtain such capital and any delays in product releases will prevent us from operating as a going concern, given our limited revenues and capital reserves.

We were in arrears with the Internal Revenue Service for back payroll taxes and had been paying the payroll taxes in monthly installments previously approved by the Internal Revenue Service. Subsequent to the financing received in July of 2004, we paid all back payroll taxes that were due to the Internal Revenue Service.

In July 2004, we made the final payment to Zondervan for $100,000 plus 5% simple interest. This payment completes all of our obligations that were previously outlined in the settlement with Zondervan and TLC dated October 2003. In addition, according to the settlement agreement, the term of the 1999 license has been effectively extended indefinitely. However, we continue to amortize the license using the 10 year economic life.

ITEM 3. CONTROLS AND PROCEDURES.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In March 2004, we finalized a joint settlement agreement with Zondervan and TLC in connection with a pending arbitration arising out of royalties owed to Zondervan under the terms of a certain software license agreement entered into in 1999. Pursuant to the settlement, we were required to make certain payments to Zondervan, which obligations, as of July 2004, were satisfied in full. A stipulation of such settlement has been duly entered and the matter has been discontinued.

There is no other litigation pending against us or any of our subsidiaries that is considered material or that constitutes more than ordinary routine litigation incidental to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 7, 2004, we issued 1,519,349 restricted shares of common stock, valued at $0.022 per share, to our executive management team as payment of the 2003 accrued performance bonus. We did not recognize any additional expense in relation to this issuance.

On April 7, 2004, we issued a single unregistered warrant to Michael M. Membrado as compensation for legal services. The warrant entitles the holder, for a period of five years, to purchase up to an aggregate of 150,000 restricted shares of our common stock at a price of $0.022 per share. We did not recognize any additional expense in relation to this issuance.

On April 28, 2004, we resolved to issue 637,500 restricted shares of common stock, valued at $0.022 per share, to non-executive employees as additional compensation pursuant to an incentive and retention bonus program. Subsequently, in July 2004, we resolved to remove 2,500 restricted shares of common stock from the initial resolution due to the voluntary separation from service of a part-time employee. We recognized $13,970 of expense in relation to this issuance.

On May 21, 2004 we issued a single unregistered warrant to Joseph Abrams, as compensation for corporate business planning, financing and merger and acquisition assistance. The warrant entitles the holder, for a period of three years to purchase up to an aggregate of 600,000 restricted shares of our common stock at a price of $0.015 per share. We recognized $59,915 of expense in relation to this issuance.

On June 4, 2004, we resolved to issue 324,074 restricted shares of common stock, valued at $0.081 per share, to our outside Board of Directors as compensation, in lieu of cash and meeting fees, for the period from July 1, 2003 through August 31, 2004. We recognized $26,250 of in expense relation to this issuance.

We relied in each case for these unregistered sales on the private offering exemption of Section 4(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the acquirors relative to their accreditation and/or sophistication (or from offeree or purchaser representatives, as applicable), (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the acquirors. There were no underwriters or placement agents involved in any of these unregistered sales and no commissions were paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no reportable events under this Item 4 during the quarterly period ended June 30, 2004.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended June 30, 2004.

ITEM 6. EXHIBITS.

No.	Description of Exhibit

2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

3(i)(1)	Articles of Incorporation of Findex.com, Inc., incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(1)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 12, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 12, 2004.

3(i)	By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10
Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Barron Partners, LP Stock Purchase Agreement dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

31.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated January 19, 2006. FILED HEREWITH.

31.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated January 19, 2006. FILED HEREWITH.

32.1
Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated January 19, 2006. FILED HEREWITH.

32.2
Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated January 19, 2006. FILED HEREWITH.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

Date: January 19, 2006	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: January 19, 2006	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer