Form 10KSB
period 2005-12-31
FINDEX COM INC
filed 2006-04-17
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

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
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Revenues for the fiscal year ended December 31, 2005 totaled $5,337,342.

As of March 31, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $2,542,000.

At March 31, 2006, the registrant had outstanding 49,058,317 shares of common stock, of which there is only a single class.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):

Yes __ No X

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources, (ii) our financing opportunities and plans, (iii) our ability to attract customers to generate revenues, (iv) competition in our business segment, (v) market and other trends affecting our future financial condition or results of operations, (vi) our growth strategy and operating strategy, and (vii) the declaration and/or payment of dividends.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that might cause such differences include, among others, those set forth in Part II, Item 6 of this annual report on Form 10-KSB, entitled “Management’s Discussion and Analysis or Plan of Operation”, and including without limitation the “Risk Factors” section contained therein. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this annual report on Form 10-KSB after the date hereof.

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

We develop, publish, market, and distribute and directly sell off-the-shelf consumer and organizational software products for PC, Macintosh® and PDA platforms. We develop our software products through in-house initiatives supplemented by outside developers. We market and distribute our software products principally through direct marketing and Internet sales programs, but also through secular and non-secular wholesale retailers.

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

Beginning in 1997, and although we were not then a reporting company under the Securities Exchange Act, our common stock was quoted on the OTC Bulletin Board (originally under the symbol “TIXX”, which was later changed to “TIXXD”). On May 13, 1999, we changed our name to FINdex.com, Inc. On March 7, 2000, in an effort to satisfy a newly imposed NASD Rule eligibility requirement that companies quoted on the OTC Bulletin Board be fully reporting under the Securities Exchange Act (thereby requiring recently audited financial statements) and current in their filing obligations, we acquired, as part of a share exchange in which we issued 150,000 shares of our common stock, all of the outstanding capital stock of Reagan Holdings, Inc., a Delaware corporation. At the time of this transaction, Reagan Holdings was subject to the requirements of having to file reports pursuant to Section 13 of the Securities Exchange Act, had recently audited financial statements and was current in its reporting obligations. Having no operations, employees, revenues or other business plan at the time, however, it was a public shell company. As a result of this transaction, Reagan Holdings, Inc. became our wholly owned subsidiary and we became the successor issuer to Reagan Holdings for reporting purposes pursuant to Rule 12g-3 of the Securities Exchange Act. Shortly thereafter, we changed our stock symbol to “FIND”. Though it does not currently have any operations, employees, or revenues, Reagan Holdings remains our wholly owned subsidiary.

In addition to Reagan Holdings, we also have one other wholly owned subsidiary, Findex.com, Inc. (i.e. the same name as our own), a Delaware corporation. Like Reagan Holdings, this entity, too, does not currently have any operations, employees, or revenues. This subsidiary resulted from an acquisition on April 30, 1999 pursuant to which we acquired all of the issued and outstanding capital stock of FINdex Acquisition Corp., a Delaware corporation, from its then stockholders in exchange for 4,700,000 shares of our common stock, which, immediately following the transaction, represented 55% of our total outstanding common stock. Our purpose for this acquisition was to broaden our then-existing stockholder base, an important factor in our effort to develop a strong market for our common stock. On May 12, 1999, in exchange for the issuance of 457,625 shares of FINdex Acquisition Corp. common stock, FINdex.com, Inc., another Delaware corporation (originally incorporated in December 1995 as FinSource, Ltd.), was merged with and into FINdex Acquisition Corp., with FINdex Acquisition Corp. remaining as the surviving entity. Our purpose for this merger was to acquire a proprietary financial information search engine for the Internet which was to serve as the cornerstone for a Web-based development-stage business, but which has since been abandoned. As part of the certificate of merger relating to this transaction, FINdex Acquisition Corp. changed its name to FINdex.com, Inc. We currently own 4,700,000 shares of FINdex.com, Inc. (the Delaware corporation), representing 100% of its total outstanding common stock.

STRATEGY

The common thread among our current software products is their target constituency, consumers that share a devotion to or interest in Christianity and faith-based “inspirational” values. Our focus is to become the largest worldwide provider of Bible study and related faith-based software products as well as to continue our double-digit sales growth across all distribution channels and our double-digit market share growth in all of our current product categories. We plan for the continued broadening of our product lines through marketing and sales initiatives, ongoing internal development of new products, expansion and upgrade of existing products and strategic product line and/or corporate acquisitions and licensing. Specifically, our development strategy includes:

Creating and Maintaining Diversity in Our Product Titles, Platforms and Market Demographic

We are committed to creating and maintaining a diversified mix of titles and title versions to mitigate our operating risks, and broaden market appeal within our demographic. Therefore, we strive to develop and publish titles and title versions spanning a wide range of categories, including bible study, financial and church management, pastoral products, children’s software and language tutorials. We may also design our software for use on multiple platforms in order to reach a greater potential audience. There are a number of factors that we take into consideration when determining the appropriate platform for each of our titles and title versions, including, among others, economic cost, the platform’s user demographics and the competitive landscape at the time of a title or title version’s release.

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

Our development strategy further includes the pursuit of acquisition and related strategic growth opportunities involving other companies that sell faith-based merchandise and services. As part of this strategy, we may acquire businesses that (i) only recently commenced operations, (ii) are development-stage enterprises in need of additional funds to expand into new products or markets, or (iii) are established businesses that may be experiencing financial or operating difficulties and need additional capital. We may also pursue other strategic growth opportunities, including, but not limited to, the acquisition of new product lines, content licensing, proprietary technology licensing or acquisitions, asset acquisitions, or acquisitions of other operating businesses, provided, however, that any such opportunities fit our corporate growth strategy and provide immediate or near term added value and provide a measurable increase in our existing customer base or a new, related customer base to which we can cross-market our products and produce greater revenues and/or earnings. Furthermore, although we have no current intentions or plans to do so, we have not ruled out the pursuit of transactional opportunities in areas outside the faith-based market demographic.

There are significant risks and complexities associated with any such growth opportunities and/or acquisitions including but not limited to due diligence investigation, comparative investigation, comparative analysis, financing, operational transitions, and growth control or abatement. Because acquisition and related opportunities may occur in relation to businesses at various stages of development, the task of comparative investigation and analysis of such business opportunities is likely to be extremely difficult and complex. In connection with our pursuit of such opportunities, we are also likely to incur significant transition and integration costs, ongoing operations costs, legal and accounting costs, including the legal fees for preparing acquisition documentation, due diligence investigation costs and the costs of preparing reports and filings with the SEC.

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

We strive to provide our in-house team the independence and flexibility needed to foster creativity and teamwork. Employing an in-house development team provides us with the following advantages:

▪	our developers work collaboratively, sharing development techniques, software tools, software engines and useful experience, to form a strong collective and creative environment;
▪	the ability to re-focus efforts quickly to meet the changing needs of key projects;
▪	more control over product quality, scheduling and costs; and
▪	our developers are not subject to the competing needs of other software publishers.

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

The manufacturing time and gross margin percentages for each of our products can vary significantly from platform to platform. For each of our products we establish and periodically review an individual product development timeline and expenditure budget, taking into consideration, among others, the following business factors:

▪	prior year or season selling rates for existing and competitive products;
▪	known or estimated growth rates for existing and competitive products;
▪	new market opportunities for products, product categories, or product platforms;
▪	competitive products and known competitive strategies;
▪	general consumer market and consumer economic sentiments including past, present, and projected future conditions and/or events;
▪	technological changes, improvements, new platforms, and platform market share shifts;
▪	general distribution channels and customer feedback;
▪	current and perceived corporate cash flow;
▪	availability and limitations related to knowledgeable/expert talent and workforce; and
▪	known or projected risks associate with each of these factors.

Our total product development costs incurred during the years ended December 31, 2004 and 2005, were approximately $757,000 and approximately $1,029,000, respectively, of which capitalized costs accounted for approximately $692,000 and approximately $812,000, respectively and expensed costs accounted for $65,000 and approximately $217,000, respectively.

OUR PRODUCTS

Our focus is to become the largest worldwide provider of Bible study and related faith-based software products. To that end, we utilize a brand structure and market our largest selling titles and title versions under the distinct key brand: QuickVerse® and Membership Plus®. We support this strategy through the regularly scheduled introduction of new titles and title versions featuring this brand. In the year ended December 31, 2005 we released a total of seventeen titles and title versions for PC, Macintosh® and PDA platforms. Through the remainder of the fiscal year 2006 we currently plan on releasing a total of approximately sixteen titles and title version for PC, Macintosh® and PDA platforms.

Our faith-based software titles and title versions are currently divided among the following six categories:

▪	Bible Study;
▪	Financial/Office Management Products for Churches and other Faith-Based Ministries;
▪	Print & Graphic Products;
▪	Pastoral Products;
▪	Children’s Products; and
▪	Language Tutorial Products.

Bible Study

For the fiscal year ended December 31, 2005, approximately 66% of our revenues were derived from sales of our flagship QuickVerse®, an industry-leading Bible-study software now in its 17th year and 10th version, which is available in an array of content package variations ranging in retail price from $9.95 to $799.95. Originally introduced into the market in 1989, QuickVerse® has sold over one million copies since its introduction and is currently believed by us to be the market leader in its category.

QuickVerse® simplifies biblical research, allowing users to view multiple reference materials, including Bibles, dictionaries, commentaries and encyclopedias, side-by-side on the computer screen. A built-in “QuickSearch” feature enables the user to highlight a word or Bible verse and find all of its occurrences in a particular text. Advanced search features enable users to search by word, phrase or verse across multiple books, offering search options that find all forms of a given search word without the need for embedded symbols, for example, a search for the word “rise” will yield the words “arise”, “risen”, “rising”, and “rise”. QuickVerse® 2006, our latest version, is currently available in eight CD-Rom editions for PC. Each edition of QuickVerse® contains several Bible translations (e.g., the King James Version, the American Standard Version, etc.) along with numerous reference titles (e.g., dictionaries, commentaries, encyclopedias, etc.). The QuickVerse® family of products for PC includes: the QuickVerse® Starter Edition (which includes 1 Bible and 3 reference titles, retail price: $9.95), the QuickVerse® Parable® Edition (which includes 6 Bibles and 44 reference titles, retail price: $49.95), the QuickVerse® Bible Suite (which contains 8 Bibles and 40 reference titles, retail price: $29.95), the QuickVerse® Essentials Edition (which includes 9 Bibles and 41 reference titles, retail price: $49.95), the QuickVerse® Standard Edition (which includes 13 Bibles and 62 reference titles, retail price: $99.95), the QuickVerse® Expanded Edition (which includes 15 Bibles and 100 reference titles, retail price: $199.95), the QuickVerse® Deluxe Edition (which includes 21 Bibles and 147 reference titles, retail price: $299.95), and the QuickVerse® Platinum Edition (which includes 23 Bibles and 261 reference titles, retail price: $799.95). Each QuickVerse® purchase includes access to additional books and content, which can be unlocked or downloaded and made accessible for an additional fee.

QuickVerse® Mobile, an industry-leading Mobile Bible-study software, is compatible with both Pocket PC® and Palm® OS operating systems, and is currently in its 4th year and 3rd version. This program provides the same simplified access and many of the personal Bible study features found in the desktop QuickVerse® versions. QuickVerse® Mobile is currently available in four editions as a download and in CD-Rom. Each edition of QuickVerse® Mobile contains several Bible translations (e.g., the King James Version, the American Standard Version, etc.) along with numerous reference titles (e.g., dictionaries, commentaries, encyclopedias, etc.). The QuickVerse® Mobile family of products includes: the Standard Edition (which includes 3 Bibles and 5 reference titles, retail price: $29.95), the Deluxe Edition (which includes 5 Bibles and 8 reference titles, retail price: $39.95), the Platinum Edition (which includes 7 Bibles and 13 reference titles, retail price: $69.95), and the Life Application Study Bible (which includes 1 Bible and 8 reference titles, retail price: $39.95). Each edition contains 100 scripture reading plans and provides the user with the ability to create their own.

During the fiscal year 2005, we introduced QuickVerse® Macintosh, which is compatible with Macintosh® OS X 10.3 or higher operating systems. This program is available in two editions and provides access to several Bible translations (e.g., the King James Version, the American Standard Version, etc.) along with numerous reference titles (e.g., dictionaries, commentaries, encyclopedias, etc.). The QuickVerse® Macintosh family of products includes the QuickVerse® White Box Edition (which includes 9 Bibles and 40 reference titles, retail price: $49.95) and the QuickVerse® Black Box Edition (which includes 12 Bibles and 56 reference titles, retail price: $99.95). Each QuickVerse® Macintosh product contains numerous “Search Panel” features, including user-defined book categorization, desktop books, download books, interactive workbooks and daily reading plans, as well as an exclusive “Preview Drawer”, allowing users to have an unlimited number of books open at any time.

QuickVerse® customers include (i) individuals devoted to or otherwise interested in studying Christianity and (ii) religious and other spiritual organizations including schools, churches and other faith-based ministries.

In addition to QuickVerse®, we also develop and market certain other Bible study software packages. These include the Warren Wiersbe® Collection, the John MacArthur® Collection, the Life Application Bible Commentary® Collection, the Willmington Guide to the Bible® Collection, and the Fisherman Study Guide® Collection. Although our prices are subject to change from time to time, these titles currently range in retail price from $9.95 to $249.95 per unit.

Financial/Office Management Products for Churches and other Christian Faith-Based Ministries

For the fiscal year ended December 31, 2005, approximately 26% of our revenues were derived from sales of Membership Plus®, an industry-leading church management software now in its 10th version. Membership Plus® is available in each of a standard and a deluxe package at retail prices of $149.95 and $349.95 respectively. Each of these product packages provides church database, financial management and church productivity tools, including those designed to streamline church office accounting, tasks and scheduling, track membership and contributions, organize membership databases, and provide efficiency in producing targeted mailings, attendance reports and IRS-compliant contribution receipts. The deluxe package is equipped with a broader functionality and range of features, including, for example, a number of templates for legal agreements frequently used by these types of organizations and a fund based accounting function.

Membership Plus® is designed to serve the unique needs of churches, “para-church” organizations and ministries, and non-profit entities. The term “para-church” has been developed by the religious community to refer to religious organizations which have some of the characteristics of a church, but which are not what most people would generally consider to constitute a church including a defined congregation. Some “para-church” organizations are treated as churches for some reasons, and as religious organizations which are not churches for others. A few examples of “para-church” organizations are Campus Crusade for Christ, Promise Keepers®, and Josh McDowell Ministry.

Over 80,000 churches and faith-based organizations have purchased Membership Plus® since its introduction in 1990. Membership Plus® 2005, our latest version, is currently available in two CD-Rom editions: Membership Plus® Standard and Membership Plus® Deluxe. We have approximately 50,000 registered users for this product.

Print & Graphic Products

We currently sell/distribute ClickArt Christian Publishing® Suite III (retail price: $39.95), which is a full desktop publishing package containing over 13,000 Christian images, icons, maps, Catholic and Jewish imagery and ethnically diverse, family-oriented illustrations to be used in the creation of a wide range of printed materials including newsletters, bulletins, posters, fliers, mailings, calendars, and reports. We also publish/distribute ClickArt Christian Graphics Deluxe® (retail price: $29.95), which contain faith-based and Christian graphical images that can be used in the production of other content related projects. We also distribute several titles produced and distributed by International Microcomputer Software, Inc. (“IMSI”) a developer of software for both professional and home users, including ClipArt & More 2.5 Million (retail price: $29.99) and Print Studio Pro Deluxe (retail price: $19.99). In addition, we distribute titles produced and distributed by SummitSoft Corporation a publisher of productivity software for professional and home users, including Logo Design Studio (retail price: $29.99) and Essential Office Font Pack (retail price: $19.99).

Although our prices are subject to change from time to time, our print and graphic products range in price from $9.99 to $39.99 per unit. In the aggregate, and for the fiscal year ended December 31, 2005, 2% of our revenues were derived from sales of these products.

Pastoral Products

We currently produce and distribute/sell a line of pastoral products designed to assist faith-based ministries in streamlining sermon development and research tasks and in organizing responsibilities. These titles include the following:

▪
Sermon Builder® 4.0 Deluxe (retail price: $69.95), which is a database compilation of illustrations, anecdotes, quotations, proverbs and bits of humor from general topics like children and angels to specific Bible passages, which users can use to bring messages to a congregation or classroom.

▪
Ministry Notebook® 2.0 (retail price: $29.95), which is an organizational tool for users to keep better track of ministry-related paperwork including sermons, prayer requests, personal libraries, telephone contacts, and expense reports.

▪
Today’s Best Sermons® (retail price: $99.95), which is a three volume collection of the best sermons from the Preaching Today monthly audiotape series, which users can use to gain spiritual refreshment and strengthen their preaching.

Although our prices are subject to change from time to time, our pastoral products range in price from $29.95 to $99.95 per unit. In the aggregate, and for the fiscal year ended December 31, 2005, 3% of our revenues were derived from sales of these products.

Children’s Products

We currently produce and distribute/sell a line of children’s CD-Rom products designed to appeal to faith-conscious families interested in spiritually-enriched entertainment and play-along educational content. Collectively, these titles include Jonah and the Whale® (retail price: $5.97), Noah and the Ark® (retail price: $5.97), Daniel in the Lion’s Den® (retail price: $5.97), The Story of Creation® (retail price: $5.97), and American History Explorer® (retail price: $29.95). In addition, we also distribute the Veggie Tales® (retail price: $5.97), a popular line of children’s software programs involving interactive adventures with biblical themes and the DVD video Junior’s Giants® (retail price: $12.95) produced by Divine Comedy Productions.

Although our prices are subject to change from time to time, our children’s products range in price from $5.97 to $39.97 per unit. In the aggregate, and for the fiscal year ended December 31, 2005, less than 1% of our revenues were derived from sales of these products.

Language Tutorial Products

We currently produce tutorial software programs for learning Greek and Hebrew languages frequently studied in conjunction with a Bible-study curriculum or by biblical scholars. Each of these two programs, Greek Tutor® and Hebrew Tutor® (retail price: $49.95 each), covers all of the essential language development skills, including letters, vocabulary and grammar. Although our prices are subject to change from time to time, our language tutorial products range in price from approximately $10.00 to $69.95 per unit. In the aggregate, and for the fiscal year ended December 31, 2005, 3% of our revenues were derived from sales of these products.

Other Products

In addition to our own software products, we resell certain titles and title versions that we purchase at a discount and that are published by others, including IMSI, SummitSoft, Veggie Tales®, Divine Comedy Productions and Webroot®. These are non-exclusive, purchase-order only type arrangements in connection with which we carry only limited inventory. Sales from these titles are derived exclusively online through our Website and, apart from on our Website, we do not promote these products. Although prices are subject to change from time to time, these software products range in price from approximately $5.97 to $39.99 per unit. In the aggregate, and for the fiscal year ended December 31, 2005, less than 1% of our revenues were derived from sales of these products.

OUR MARKET

According to a Gallup poll released in January 2006, 50% of Americans identified themselves as Protestant, while 25% identified themselves as Catholic, and 13% identified themselves as Other Christian. According to the same survey, 59% of Americans say that religion is very important to them in their own lives, and another 25% say that religion is fairly important in their lives. Additionally, 41% describe themselves as “born-again” or evangelical Christian.

According to the most recent survey released in July 2003 by the Christian Bookseller’s Association (“CBA”), Christian-product sales for the year 2002 were $4.2 billion. The survey also revealed that $2.4 billion of the $4.2 billion total was sold through Christian retail, with $1.1 billion sold through general retail, and $725 million sold direct-to-consumer, and through ministry sales channels. The 2,300-store CBA segment includes several different chains, Family Christian Stores being the largest with 325 stores. As faith-based retailing increases, secular stores are offering more faith-based products as evidenced by the $1.1 billion sales figure in 2002 as reported by the CBA. It is this faith-based demographic that we seek to target.

MARKETING AND ADVERTISING

In developing a marketing strategy for our consumer software products, we seek brands or titles and title versions that we believe will appeal to the interests of our target consumers. We strive to create marketing campaigns which are consistent with this strategy and generally market our software through:

▪	our Website (www.quickverse.com) and the Internet sites of others;
▪	print advertising;
▪	opt-in e-mail campaigns;
▪	affiliate merchants;
▪	product sampling through demonstration software;
▪	in-store promotions, displays and retailer assisted co-operative advertising;
▪	publicity activities; and
▪	trade shows.

SALES

Direct Marketing / Online Sales

Direct sales accounted for approximately 61% of our 2005 fiscal year revenue. Over the past three years, we have devoted significant and increasing resources to the development of our direct-marketing program. Through this program, we market our products directly to consumers and church and “para-church” organizations through a combination of direct-mailings and opt-in e-mailings of our product title catalogs and brochures. An important aspect of this initiative is our online sales. In May of 2004, we launched a full-service online store with many of the kinds of features and capabilities that online shoppers have come to expect from cutting-edge Internet retailers. We are currently marketing our products online through multiple sources including our own www.quickverse.com Internet Website, other Internet Websites such as www.amazon.com, as well as several widely used search engines such as Google® and Yahoo®. Furthermore, in October of 2005 we joined an affiliate network through www.shareasale.com and have gained approximately 100 affiliate merchants that market our products through their Websites. While we market our products through these other Internet Websites, search engines and affiliate merchants, we are not substantially dependent upon these marketing relationships and have no written agreements with any one or more of them. The revenue generated from these Internet Websites, search engines and affiliate merchants, excluding our own www.quickverse.com Internet Website, accounted for less than approximately 1% of our 2005 fiscal year revenue.

We anticipate online orders will continue to increase as we expand our software product base and enhance our marketing efforts in this area.

Retail Sales

Retail sales accounted for approximately 39% of our 2005 fiscal year revenue. Our domestic retail sales involve thousands of retail stores across the United States through which our products are sold, many of which are members of the CBA. These stores vary from small, family-owned Christian bookstores to large chain bookstores such as LifeWay Christian Stores, Family Christian Stores® and Berean Christian Stores. We face the continuing challenge of reaching these stores on a consistent basis to keep them informed of new releases, promotional offers, etc. In addition to advertising in trade publications and maintaining visibility at CBA trade shows and events, we believe that it is critical to be in direct personal contact with each customer routinely, in order to maintain or increase our market position. Towards that end, our sales representatives are expected to contact each of our customers as well as each of the independent stores that are not yet our customers regularly and present them with the latest in our products and promotions. We believe our personalized approach to marketing provides us with an edge over our competition, which we believe rely predominantly on advertising to maintain and develop their relations with CBA customers.

In the secular retail market, which includes chains such as Best Buy™, CompUSA®, OfficeMax™ and Apple® Stores we believe that we continue to be a top seller of Bible study software and we are developing additional product offerings and promotions to grow our market share.

International Sales

International sales accounted for approximately 3% of our 2005 fiscal year revenue. We currently sell to distributors and retailers in Canada, New Zealand, Australia, Philippines, Faroe Island, Korea, Africa, the United Kingdom, and Singapore. These distributors and retailers, in turn, sell our products into both Christian and large, secular retail outlets that sell off-the-shelf consumer software packages.

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

SIGNIFICANT CUSTOMERS AND SUPPLIERS

During the fiscal years ended December 31, 2005 and 2004, we had no major customers that individually accounted for 10% or more of annual sales. As we introduce new and enhanced software titles into the market, we anticipate our sales to a single customer, as a percentage of gross consolidated revenue, will continue to remain below 10%.

Also for the fiscal years ended December 31, 2005 and 2004, product and material purchases from IsoDisc accounted for 24% and 29%, respectively, Frogs Copy and Graphics accounted for 23% and 17%, respectively, Midlands Packaging Corporation accounted for 19% and 18%, respectively, S.P.A., Inc. accounted for 6% and 0%, respectively, and GP Direct, LLC accounted for 5% and 0%, respectively, of the total product and material purchases made by us. We currently have no long-term written agreements with any of these suppliers. The payment terms are generally net 30 days, and we are not substantially dependent upon any one or more of them; all are easily replaceable with any locally available supplier.

REGULATION

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally.

COMPETITION

The market for our products is rapidly evolving and intensely competitive as new software products and platforms are regularly introduced. Competition in the software industry is based primarily upon:

▪	brand name recognition;
▪	availability of financial resources;
▪	the quality of titles;
▪	reviews received for a title from independent reviewers who publish reviews in magazines, Websites, newspapers and other industry publications;
▪	publisher’s access to retail shelf space;
▪	the price of each title; and
▪	the number of titles then available.

We face competition from other software publishers, all of which generally sell through the same combination of channels that we do, including chain store, secular, CBA, direct and online sales.

Specifically, and in relation to our QuickVerse® family of products, we believe we are the market leader in our category. We currently compete with the following companies and products, among others, in the PC category:

▪	Logos Research Systems, Inc. - Logos Series X®
▪	Biblesoft, Inc. - BibleSoft PC Bible Study® Version 4
▪	Thomas Nelson, Inc. - Nelson eBible®
▪	WordSearch Bible Publishers - WordSearch® 7
▪	Zondervan - Zondervan Bible Study Library®

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

In relation to our QuickVerse® Mobile products, we currently compete with the following companies and products, among others:

▪	Laridian - My Bible®
▪	Thomas Nelson, Inc. - Nelson eBible® for PDA
▪	Zondervan - NIV Bible Study Suite PDA®
▪	WordSearch Bible Publishers - Life Application Bible Pocket Library®
▪	Olive Tree Bible Publishers - Olive Tree Bible Software®

We believe that QuickVerse® Mobile is the market leader in CBA retail and a top performer in overall sales in the PDA Bible Software market. We believe QuickVerse® Mobile offers a high quality product along with a substantial amount of content at an affordable price.

Furthermore, we currently compete with the following companies and comparable products, among others, in relation to our QuickVerse® Macintosh products:

▪	Zondervan - Zondervan Bible Study Suite® for Macintosh®
▪	Oak Tree Software, Inc. - Accordance Bible Software®

QuickVerse® Macintosh was released in June 2005, and we believe that it is the market leader in CBA retail. QuickVerse® Macintosh was developed from the ground up to be a truly native OS-X application. As with the other QuickVerse® family of products, we believe QuickVerse® Macintosh tends to be the least expensive product in its category given its features and extensive collection of Bibles and Bible reference content.

In relation to our Membership Plus® products, we currently compete with the following companies and comparable products, among others:

▪	ACS Technologies®
▪	CCIS Church Software®
▪	Church Data Master Plus®
▪	Church Windows/Computer Helper®
▪	Church Office®
▪	Logos Management Software®
▪	Power Church Software®
▪	Servant PC®
▪	Shelby Systems®
▪	Shepherd’s Staff® (Concordia Publishing House)
▪	Specialty Software®

We believe that Membership Plus® is the market leader by a margin of over 100% in the church management software publishing category in terms of registered users. Our Membership Plus® packages are also among the least expensive products in the category.

We rely upon our product quality, marketing and sales abilities, proprietary technology and product development capability, the depth of our retail distribution channels and management experience to compete in the software industry. Although we believe that we are among the market leaders in each of our primary product categories, some of our competitors have longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources than we do. Due to these greater resources, certain of our competitors have the ability to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors and pay more to third-party software developers than we can. Moreover, we believe that competition from new entrants will increase as the market for faith-based products and services expands.

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

We entered into a license agreement in June 1999 with Parsons Technology, Inc. which forms the basis of our copyright protection for products that accounted for approximately 99% of our revenues in 2005, including those generated from sales of QuickVerse® and Membership Plus®, by far our two largest selling software titles. A copy of the license that we obtained from Parsons Technology, which has since been assigned to Riverdeep, Inc., the latest licensor-assignee in a succession of assignments by Parsons Technology that have occurred since June 1999, is incorporated by reference into this annual report on Form 10-KSB for the year ended December 31, 2005 as Exhibit 10.3. At the time, it was acquired as part of a combination of related transactions involving ourselves, Parsons Technology, then a wholly owned subsidiary of Mattel, Inc.®, and TLC Multimedia Inc., then also a wholly owned subsidiary of Mattel, Inc.® Aside from the license, the transactions involved an asset sale, a product distribution agreement, and a related services agreement. Taken as a whole, and essentially, we had acquired from TLC Multimedia a software publishing and sales division (known and referred to by many then as the “Parsons Church Group”). In accordance with its terms, we agreed to pay a one-time non-recurring fee of $5 million to obtain the license, which fee was payable over a subsequent approximate one year period. The related asset sale involved separate consideration.

The license that we acquired in 1999 provided us with the right, originally for a term of ten years, to publish, use, distribute, sublicense and sell, exclusively worldwide in non-secular channels and non-exclusively (with the continuing right retained by Riverdeep, Inc., successor to Parsons Technology) on an unrestricted basis in secular channels, a collection of 65 individual top-selling Christian-related software titles owned by Parsons Technology, including QuickVerse® and Membership Plus®, among others. The license covered a variety of other add-on content titles (e.g., various Bible translations, study guides and sermon preparation tools). The license also included the right for us to modify the programs (including the source code) in order to prepare derivative works and future versions of the programs, and stated that we would exclusively own all rights associated with any such modifications.

Beginning in 2000, we became involved in a series of mediations arising out of or otherwise in connection with the 1999 license. The first of these involved the payment terms of the $5 million licensing fee. Rather than making payments in accordance with the fee schedule as originally set forth in the agreement, we entered into an arrangement with Parsons Technology’s direct sales group whereby we provided resale products and in turn received an offset credit against the balance due under the fee provision in the license. The dispute centered on the amount of product actually resold, and, therefore, the amount of offset credit to which we were entitled. Prior to the resolution of this contest, a second dispute arose, naming Parsons Technology and ourselves, among others, as parties thereto. The first mediation was set aside, and ultimately resolved in conjunction with the latter proceeding as described in the following paragraph.

In October 2001, due to being in arrears with respect to certain royalty payments owed to The Zondervan Corporation then, a content provider to QuickVerse®, we became party to a second mediation ultimately resulting in a multi-party settlement agreement, on October 20, 2003, the terms of which provided for our payment to Zondervan of $500,000 plus 5% simple interest in installments, as well as for our destruction of all inventory containing Zondervan-owned content, all of which we satisfied within months thereafter. As part of the settlement agreement, we received a covenant in perpetuity with respect to our rights under the 1999 license, effectively extending it indefinitely with no continuing financial obligations owed by us. A copy of the settlement agreement which resulted in the effective extension is incorporated by reference into this annual report on Form 10-KSB for the fiscal year ended December 31, 2005 as Exhibit 10.14.

Since 1999, the developments, including modifications and improvements, that we have made to the originally acquired copyrighted programs covered by the license have been extensive. We have used both in-house developers and third-party contractors in these modifications and improvements over which we retain the exclusive ownership. Given these developments, which have been made through five subsequent versions, eight different editions and three new platforms of QuickVerse®, four subsequent versions and one new edition of Membership Plus®, and various subsequent versions of some of the other titles to which we acquired rights under the license (including those in each of the print and graphics, pastoral, children’s, and language tutorial product categories), we believe that the real value of the copyrights associated with these titles lay almost exclusively at this point in the improvements that we own rather than the base copyrights that we were originally granted and that continue to be owned by Riverdeep, Inc. Moreover, it is our belief that the original source code covered by the license has been effectively rendered valueless by virtue of these subsequent modifications and improvements. Although we do not believe that any third parties have been granted any rights to date in addition to our own to publish or sell these titles into secular channels, and do believe that, even if this has occurred or should occur in the future, the barriers to entry created by the extensive developments that we have made and now own to these otherwise licensed titles would make it practically infeasible for any third party to effectively compete with us in relation to these products in any market, there can be no assurance that one or more competitors will not emerge at some point or that they will not impact on our sales and revenues.

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

Trademarks

As part of the 1999 license, we acquired the unlimited right to use the registered trademarks associated with the various titles licensed thereunder exclusively worldwide in non-secular channels and non-exclusively in secular channels. Because of the fact that each of QuickVerse® and Membership Plus® had been on the market for approximately ten years by the time we acquired the license, and each had a substantial existing user base, the trademarks for these products alone were deemed at the time to be of great importance and value. We believe that our initiatives in introducing subsequent versions, editions and platforms of these titles since then, as well as our having maintained extremely high publishing standards throughout the period that we have been publishing these titles, have served to sustain and enhance the importance and value of these trademarks.

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

EMPLOYEES

As of March 31, 2006, we had thirty full-time employees. Of those thirty, four were part of the senior-level executive and financial management team, five were in the product development team, eleven were on the sales team, and ten were in fulfillment, administration, and related support positions. For the fiscal year ended December 31, 2005, our annual payroll was approximately $1,603,000, equivalent to 25% of gross revenues. In addition, we have engaged the services of several consulting firms who are working full or part-time for us in the area of product development and marketing.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 11204 Davenport Street, Suite 100, Omaha, Nebraska. We lease this 6,500 square foot premises under a five year lease agreement with 11204, LLC. Our monthly rent is $7,094.79 and, as of March 31, 2006, there were approximately fourteen months remaining under the lease.

We maintain additional leased office space in Naperville, Illinois for certain product development activity. We lease this 880 square foot premises under a three year lease agreement with Transwestern Great Lakes, L.P. Our monthly rent is $1,320.00 and there are twelve months remaining under the lease.

Three of our full-time employees work in home offices located in Cedar Rapids, Iowa. We do not pay for any space associated with these operations.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-KSB for the year fiscal year ended December 31, 2005, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Moreover, there can be no assurance that our insurance coverage will prove adequate to cover all liabilities arising out of any claims that may be initiated against us in the future. Any finding of liability imposed against us coupled with a lack of corresponding insurance coverage is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

RECENT SALES OF UNREGISTERED SECURITIES

There were no previously unreported sales of unregistered securities during the fiscal years ended December 31, 2004 or 2005.

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

Common Stock
2004	High	Low
First Quarter	$0.055	$0.020
Second Quarter	$0.400	$0.018
Third Quarter	$0.250	$0.090
Fourth Quarter	$0.190	$0.060

2005	High	Low
First Quarter	$0.150	$0.070
Second Quarter	$0.150	$0.090
Third Quarter	$0.140	$0.070
Fourth Quarter	$0.170	$0.070

STOCKHOLDERS

As of March 31, 2006, there were approximately 800 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

DIVIDENDS

During the last two years, no dividends have been paid on our common stock and we do not anticipate paying any dividends in the foreseeable future. Although it is our intention to utilize all available funds for the development of our business, no restrictions are in place that would limit or restrict our ability to pay dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	855,000	$0.11	645,000
Equity compensation plans not approved by security holders	2,800,000	$0.0879	---
Total	3,655,000	$0.093	645,000

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read together with our consolidated financial statements for the period ended December 31, 2005 and the notes to the consolidated financial statements.

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

Accounts Receivable

Accounts receivable arise in the normal course of business. It is the policy of management to continuously review the outstanding accounts receivable, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectible amounts. Individual accounts are charged against the allowance when they are deemed uncollectible.

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

Derivatives

We account for warrants issued with shares of common stock in a private placement according to EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In accordance with accounting mandate, the derivative liability associated with the warrants has been and shall continue to be adjusted to fair value (calculated using the Black Scholes method) at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The corresponding fair value adjustment is included in the consolidated statements of operations as other expenses as the value of the warrants increases from an increase in our stock price at the balance sheet date and as other income as the value of the warrants decreases from a decrease in our stock price.

Income Taxes

We follow SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

Statement of Operations for Years Ended December 31	2005	2004	Change	%
Net revenues	$5,337,342	$5,322,842	$14,500	0%
Cost of sales	1,973,944	1,721,298	252,646	15%
Gross profit	3,363,398	3,601,544	(238,146)	-7%
Total operating expenses	(4,425,429)	(4,177,705)	(247,724)	6%
Other income	14,855	1,012,744	(997,889)	-99%
Other adjustments	(436,686)	(154,569)	(282,117)	183%
Loss on fair value adjustment of derivatives	(33,797)	(291,672)	257,875	-88%
Other expenses	(12,898)	(42,148)	29,250	-69%
Loss before income taxes	(1,530,557)	(51,806)	(1,478,751)	2854%
Provision for income taxes	(50,709)	1,015,859	(1,066,568)	-105%
Net income (loss)	$(1,581,266)	$964,053	$(2,545,319)	-264%

Despite a modest increase in our gross revenue, our net loss before income taxes increased approximately $1,479,000 from a loss of approximately $52,000 for the year ended December 31, 2004 to a loss of approximately $1,531,000 for the year ended December 31, 2005. Further, we incurred a net loss of approximately $1,581,000 for the year ended December 31, 2005, representing a reduction of approximately $2,545,000 in our net income of approximately $964,000 for the year ended December 31, 2004. These negative results of operations are primarily attributable to the following:

1)	For the year ended December 31, 2004:

a) write downs of each the following:

▪	a reserve for rebates payable from a change in accounting estimate of approximately $142,000 (and recognized as an adjustment to revenue);

▪	actual rebates payable of approximately $61,000 due to an overstatement (and recognized as an adjustment to revenue); and

▪	obsolete inventory of approximately $32,000 (which is included in cost of sales);

b) we recognized a gain of approximately $1,000,000 from extinguishment of debt (classified as other income) which resulted from our having settled with various vendors and content providers for lump-sum payments at reduced amounts of balances previously owed;

c)  we recognized an expense of approximately $155,000 (classified as other adjustments) related to a settlement with an institutional private equity investor; and

d) we recognized a loss of approximately $292,000 related to the fair value adjustment of derivatives.

2)	For the year ended December 31, 2005:

a)  our cost of sales increased approximately $253,000 from the year ended December 31, 2004 despite an increase in net sales year over year of only $14,500, due for the most part to an increase of approximately $231,000 in amortization expense related to software development costs resulting from the increased number of development projects completed and shipped in late 2004 and 2005 (including QuickVerse® 2005 in December 2004, Membership Plus® 2005 in February 2005, QuickVerse® Macintosh in June 2005, QuickVerse® 2006 in September 2005, and QuickVerse® 2006 Mobile in October 2005);

b) our bad debt expense (included in total operating expenses) increased approximately $114,000 from the year ended December 31, 2004 due primarily to our inability to collect on a balance due of $42,000 from a single liquidation customer. In addition, we wrote off approximately $58,000 related to uncollectible receivables arising out of a sales campaign that we initiated in 2005 which focused on offering new churches a beginning line of credit of approximately $500, and which has since been discontinued;

c) we incurred liquidated damage penalties of approximately $437,000 in connection with our continued failure to meet certain contractual registration obligations (which are included in other adjustments);

d) our legal expenses (included in general and administrative) increased approximately $117,000 from the year ended December 31, 2004 attributable in large part to ongoing matters associated with fulfillment of our contractual registration obligations and related restatements of certain of our historical financial statements; and

e) we recognized a loss of approximately $34,000 related to the fair value adjustment of derivatives.

Offsetting to some degree the negative results of operations detailed above were two positive developments during the year ended December 31, 2005. First, non-cash expenses related to equity-based compensation for services decreased by approximately $179,000 for the year ended December 31, 2005 as a result of our not having issued any. Second, interest expense for the year ended December 31, 2005 decreased, by approximately $42,000, from the year ended December 31, 2004, due to a reduction in trade payables coupled with an increase in timely payments.

Revenues

We derive revenues from the sale of packaged software products, product support and multiple element arrangements that may include any combination of these items. Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), we have delivered the product, the fee is fixed or determinable and collectibility is probable. For our packaged software products, we typically recognize revenue from the sale when we ship the product. We sell some of our products on consignment to a limited number of resellers. We recognize revenue for these consignment transactions only when the end-user sale has occurred. Service revenue resulting from technical support plans is recognized over the life of the plan, which is generally one year. Revenue associated with advance payments from our customers is deferred until we ship the product or offer the support service. Revenue for software distributed electronically via the Internet is recognized when the customer has been provided with the access codes that allow the customer to take immediate possession of the software on its hardware and evidence of the arrangement exists. For revenue arrangements involving multiple products or product and service packages, we allocate and defer revenue for the undelivered products or product and service packages based on their vendor-specific objective evidence of fair value, which is generally the price charged when that product or product and service package is sold separately.

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. Estimated returns are also based upon a percentage of total retail and direct sales. Direct sales accounted for approximately 61% of our 2005 fiscal year revenue. We account for cash considerations (such as sales incentives - rebates and coupons) that we give our customers as a reduction of revenue rather than as an operating expense. Product revenue is also reduced for the estimated redemption of end-user rebates on certain current product sales. We did not have any rebate programs during the years ended December 31, 2004 and 2005, respectively.

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

Shipping and handling costs in connection with our software products are expensed as incurred and included in cost of sales.

Revenues for Years Ended December 31	2005	% to Sales	2004	% to Sales	Change	%
Gross sales	$6,309,017	100%	$5,786,427	100%	$522,590	9%
Add rebate adjustment	19,640	0%	203,313	4%	(183,673)	0%
Less reserve for sales returns and allowances	(991,315)	-16%	(666,898)	-12%	(324,417)	49%
Net sales	$5,337,342	84%	$5,322,842	92%	$14,500	0%

Gross revenues increased approximately $523,000 from approximately $5,786,000 for the year ended December 31, 2004 to approximately $6,309,000 for the year ended December 31, 2005. We believe that this increase was attributable primarily to the following product releases throughout the year:

First Quarter 2005

▪
an enhanced version of our top financial and data management product, Membership Plus®, including Membership Plus® Standard Edition (retail price: $149.95) and Membership Plus® Deluxe Edition (retail price of $349.95); and

▪	an enhanced version of QuickVerse® 2005 Essentials (retail price: $49.95) and QuickVerse® 2005 Platinum Edition (retail price: $799.95).

Second Quarter 2005

▪
our first product release on the Macintosh® Operating System platform, QuickVerse® Macintosh, including QuickVerse® Macintosh White Box edition, (retail price: $49.95) and QuickVerse® Macintosh Black Box edition (retail price: $99.95) and ;

▪	an enhanced version of Bible Illustrator® 3.0 titled Sermon Builder® 4.0 (retail price: $69.95), which marked the first update to this program in over six years.

Third Quarter 2005

▪
an upgrade to our flagship product, QuickVerse® (three months earlier within the calendar year than our 2004 upgrade release of this product, and the first QuickVerse® upgrade release in over five years that was shipped early enough to be in retail stores prior to the beginning of the holiday sales season), including QuickVerse® 2006 Starter Edition (retail price: $9.95), QuickVerse® 2006 Parable® Edition (retail price: $49.95), QuickVerse® 2006 Bible Suite (retail price: $29.95), QuickVerse® 2006 Essentials (retail price: $49.95), QuickVerse® 2006 Standard (retail price: $99.95), QuickVerse® 2006 Expanded (retail price: $199.95), QuickVerse® 2006 Deluxe (retail price: $299.95), and QuickVerse® 2006 Platinum (retail price: $799.95).

Fourth Quarter 2005

▪
an upgrade to our four editions of QuickVerse® 2006 Mobile, including Standard (retail price: $29.95), Deluxe (retail price: $39.95), Platinum Edition (retail price: $69.95), and Life Application Study Bible (retail price: $39.95).

During the year ended December 31, 2004, our product releases included Membership Plus® 8.0 (retail price: $199.95 to $299.95), QuickVerse® 2005 PDA (retail price: $14.95 to $39.95), and QuickVerse® 2005 (retail price: $99.95 to $299.95). Of note, and generally, the retail price points for the products released during the year ended December 31, 2004 were significantly less than those released during the year ending December 31, 2005. Furthermore, due to delays in programming, duplication, packaging and distribution, QuickVerse® 2005 began shipping in early-December 2004, several months after the holiday sales season had already begun. Due to these delays, we believe that we lost otherwise realizable sales revenues of approximately $500,000 for the year ended December 31, 2004.

During each of the years ending December 31, 2004 and 2005, our sales efforts were focused on directly targeting end-users through telemarketing and Internet sales, resulting in more consistent sales. While sales into the retail market (both CBA and secular) have continued to increase, they have not returned to the levels of 1999 or 2000. Upgrade sales, however are not increasing at a rapid rate due to the consistency in our development schedule and the annual releases of our flagship product, QuickVerse®. We anticipate that revenues will continue to increase through 2006 the following year as we continue to expand the content available for our QuickVerse® products, develop new products for multiple platforms, as well as offer our products at a range of price points intended to appeal to various market sub-segments.

Sales returns and allowances increased approximately $324,000 from approximately $667,000 for the year ended December 31, 2004 to approximately $991,000 for the year ended December 31, 2005, and increased as a percentage of gross sales from approximately 12% for the year ended December 31, 2004 to approximately 16% for the year ended December 31, 2005. This increase is largely attributable to the following:

▪
price protections afforded to consumers and retailers who had purchased prior versions of Membership Plus® and QuickVerse® within one year or less of our release of upgraded versions of each of Membership Plus®, in February 2005, and QuickVerse®, in September 2005. Historically, our product upgrades have extended over two to three years and therefore, price protections were not issued;

▪
a single return from a liquidator of approximately $42,000 during the fourth quarter of the year end December 31, 2005, which although we were not obligated to accept, we did accept based on a conclusion that it was in our best interest to do so;

▪
the unexpected loss of our primary developer for Membership Plus® in May 2005, together with certain unresolved maintenance issues at the time, of which are now resolved, led to higher actual returns on the Membership Plus® 2005 product line; and

▪	increased price points associated with recently introduced products.

As a result of the overall increase in sales returns and allowances, we have increased our reserves from approximately $100,000 to approximately $125,000 to cover estimated retail channel inventory levels. Moreover, we expect to release enhanced versions of our biggest-selling products on an annual basis generally going forward, and anticipate sales returns and allowances as a percentage of gross revenues to decrease over time as a result of increased stability in the functionality of our products, decreasing reliance on retail sales and increasing reliance on direct sales, which have historically resulted in fewer returns, and improved planning in the timing of new product version releases.

For the year ended December 31, 2004, and due to a change in accounting estimate of approximately $142,000, we wrote down a reserve for rebates payable. Due to overstatements of approximately $20,000 and $61,000, we additionally wrote down actual rebates payable, both of which are included as an adjustment to revenue (in accordance with EITF Issue No. 01-09) for the years ended December 31, 2005 and 2004, respectively.

Cost of Sales

Cost of Sales for Years Ended December 31	2005	% to Sales	2004	% to Sales	Change	%
Direct costs	$601,156	13%	$579,946	15%	$21,210	4%
Less reserve for sales returns and allowances	(148,245)	-3%	(99,255)	-3%	(48,990)	49%
Amortization of software development costs	806,531	17%	575,480	15%	231,051	40%
Royalties	471,651	10%	417,604	11%	54,047	13%
Freight-out	171,904	4%	172,634	4%	(730)	0%
Fulfillment	70,947	1%	74,889	2%	(3,942)	-5%
Cost of sales	$1,973,944	42%	$1,721,298	44%	$252,646	15%

Cost of sales consists primarily of royalties paid to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package, fulfill and ship the software products. Direct costs and manufacturing overhead also include the amortized software development costs and the non-capitalized technical support wages. The direct costs and manufacturing overhead increased approximately $198,000 from approximately $1,304,000 for the year ended December 31, 2004 to approximately $1,502,000 for the year ended December 31, 2005 and decreased slightly as a percentage of gross revenues approximately 1% for the year ended December 31, 2005. The overall increase resulted directly from amortization of software development costs. The amortization recognized during the year ended December 31, 2005 resulted from several new software releases in 2005 including Membership Plus®2005, QuickVerse® Macintosh, Sermon Builder® 4.0, QuickVerse® 2006 and QuickVerse® 2006 Mobile. The shorter timeframes between our product upgrades during the year of 2005 as compared to 2004, especially QuickVerse® 2005 and QuickVerse® 2006, also led to the increased amount of amortization recognized. During the year ended December 31, 2004 we continued to amortize the costs associated with QuickVerse® 8.0 along with Membership Plus® 8.0, the updated release of QuickVerse® PDA 2005 and the release of QuickVerse® 2005.

The slight decrease in the percentage of cost of sales reflects the continual software development cycle of enhancing our two major product lines within a one year timeframe or less and the increased amortization of those software development costs. The direct costs and manufacturing overhead percentage are expected to continue at the 2005 levels as working capital remains more consistent and as more development projects are implemented in a shortened timeframe. Fulfillment costs from a third-party warehouse and included in the manufacturing overhead costs noted above decreased approximately $4,000 from approximately $75,000 for the year ended December 31, 2004 to approximately $71,000 for the year ended December 31, 2005 as a direct result of having moved our retail fulfillment operations to a new outside entity in late October 2004. Furthermore, our fulfillment center continues to improve its efficiency which has led to a decrease in fulfillment, as well as freight, costs. The write down of a distinct category of obsolete inventory of approximately $32,000 is included in the direct costs and manufacturing overhead for the year ended December 31, 2004.

Royalties paid to third party providers of intellectual property increased approximately $54,000 from approximately $418,000 for the year ended December 31, 2004 to approximately $472,000 for the year ended December 31, 2005 and decreased approximately 1% as a percentage of gross revenues for the year ended December 31, 2005. The overall increase in royalties paid for the year ended December 31, 2005 reflects the following:

▪	the release of the QuickVerse® 2005 editions in early December 2004;
▪	the release of three additional QuickVerse® 2005 editions , QuickVerse® Essentials, QuickVerse® Platinum, and QuickVerse® Macintosh;
▪
the release of Sermon Builder® 4.0 in June 2005, which was an update to Bible Illustrator® 3.0, and the first update to Bible Illustrator® 3.0 in over six years (including not only technological updates but content additions);

▪
the release of the QuickVerse® 2006 editions in September of 2005, which was three months earlier in the calendar year than was the case in 2004, and which allowed us to capitalize much more upon the holiday selling season; and

▪	the release of the QuickVerse® 2006 Mobile editions in October of 2005.

During the year ended December 31, 2004, we renegotiated several royalty contracts which resulted, in some cases, in a higher royalty rate but more content. The royalty rate as a percentage of gross sales is expected to increase in the future as sales to new users are expected to increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products.

The slight decrease in cost of sales as a percentage of gross sales reflects the fact that our sales results continue to be largely influenced by our reliance on direct marketing initiatives aimed at our consumers rather than retail distribution initiatives, and that upgrade sales are only subject to royalties on their content additions.

Software development costs are expensed as incurred as research and development until technological feasibility and marketability have been established, at which time development costs are capitalized until the software title is available for general release to customers. Software development is segregated by title and technology platform. Once a product has been successfully released, subsequent revisions and upgrades are deemed to constitute development, and, accordingly, the costs of the revision and upgrade are capitalized. Capitalized costs are amortized on a product-by-product basis using the greater of (i) straight-line amortization over the estimated life of the product or (ii) the ratio of current revenues from the product to the total projected revenue over the life of the product. Generally, we consider technological feasibility to have been established with the release of a beta version for testing.

Our software development costs for the years ending December 31, 2004 and 2005 are summarized in the table below. These costs, consisting primarily of direct and indirect labor and related overhead charges, and capitalized during the years ended December 31, 2004 and 2005, were approximately $692,000 and approximately $812,000, respectively. Accumulated amortization of these development costs, which were included in cost of sales, totaled approximately $575,000 and approximately $807,000 for the years ended December 31, 2004 and 2005, respectively. The increase in both the capitalization and amortization is a direct result of the increase in the number of development projects.

Software Development Costs For Years Ended December 31	2005	2004
Beginning balance	$701,289	$584,706
Capitalized	812,309	692,063
Amortized (cost of sales)	806,531	575,480
Ending balance	$707,067	$701,289
Research and development expense (General and administrative)	$216,397	$64,653

Sales, General and Administrative

Sales, General and Administrative Costs for Years Ended December 31	2005	% to Sales	2004	% to Sales	Change	%
Selected expenses:
Commissions	$695,914	15%	$814,623	21%	$(118,709)	-15%
Advertising and direct marketing	577,317	12%	466,138	12%	111,179	24%
Total sales and marketing	$1,273,231	27%	$1,280,761	33%	$(7,530)	-1%
Research and development	$216,397	5%	$64,653	2%	$151,744	235%
Personnel costs	1,237,706	26%	1,310,506	34%	(72,800)	-6%
Legal	187,499	4%	71,003	2%	116,496	164%
Accounting	27,735	1%	10,709	0%	17,026	159%
Rent	82,172	2%	75,555	2%	6,617	9%
Telecommunications	53,092	1%	149,443	4%	(96,351)	-64%
Corporate services	73,972	2%	87,223	2%	(13,251)	-15%
Administration	18,762	0%	118,474	3%	(99,712)	-84%
Other general and administrative costs	535,332	11%	422,272	11%	113,060	27%
Total general and administrative	$2,432,667	51%	$2,309,838	59%	$122,829	5%

With gross revenues increasing approximately $523,000 from 2004 to 2005, total sales, general and administrative costs also increased approximately $115,000 from approximately $3,591,000 for the year ended December 31, 2004 to approximately $3,706,000 for the year ended December 31, 2005. Of the total sales, general and administrative costs, sales and marketing expenses decreased approximately $8,000 from approximately $1,281,000 for the year ended December 31, 2004 to approximately $1,273,000 for the year ended December 31, 2005. Included in sales expenses, third-party telemarketing commissions decreased approximately $119,000 from approximately $815,000 for the year ended December 31, 2004 to approximately $696,000 for the year ended December 31, 2005, and decreased as a percentage of gross revenues from approximately 21% to approximately 15% for the year ended December 31, 2004 and 2005, respectively. This decrease is attributed to the use of our own in-house direct telemarketing sales team which was developed specifically to reduce our reliance on third-party telemarketing services. Advertising and direct marketing costs increased approximately $111,000 from approximately $466,000 for the year ended December 31, 2004 to approximately $577,000 for the year ended December 31, 2005 and remained consistent as a percentage of gross revenues at approximately 12% over both years. The net increase in advertising and direct marketing costs year over year is the combined result of our continuing efforts to enhance our product visibility online, to increase and focus more on our direct marketing efforts, and our having increased the scope and frequency of our print advertising campaigns in order to maximize sales associated with the new product enhancements of Membership Plus® 2005, the three new QuickVerse® editions (QuickVerse® Platinum, Macintosh and Essentials), the updated Sermon Builder® 4.0, QuickVerse® 2006, and QuickVerse® 2006 Mobile during the year ended December 31, 2005.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). Software development costs related to third-party developers and direct labor expensed as research and development (see table above) amounted to approximately $65,000 for the year ended December 31, 2004 compared to approximately $216,000 incurred for the year ended December 31, 2005. The increase in 2005 reflects more research and development costs associated with maintenance issues on titles following release as well as experimentation and development in connection with new system platforms for future products. Research and development expenses are expected to increase in future periods as we add new products and product versions, and as we continue to expand the array of platforms upon which are products are made available.

Total personnel costs decreased approximately $73,000, from approximately $1,310,000 for the year ended December 31, 2004, to approximately $1,238,000 for the year ended December 31, 2005 despite the fact that direct salaries and wages increased approximately $80,000, from approximately $1,523,000 to approximately $1,603,000, over the same period. The increase in direct salaries and wages was a direct result of expanding our sales and marketing team, including the addition of our own telemarketing sales team, and expanding our product development staff. As a percentage of gross revenues, direct salaries and wages decreased approximately 1% from approximately 26% for the year ended December 31, 2004 to approximately 25% for the year ended December 31, 2005. The direct salaries and wages include approximately $67,000 and $-0- in expense for upper management year-end bonus accrual for the years ending December 31, 2004 and 2005, respectively. Furthermore, we recognized approximately $14,000 of expense in connection with the issuance to various employees of 635,000 restricted common shares during the year ended December 31, 2004. As a result of having restructured our health benefits plans in October 2004, our employment-related health care costs decreased approximately $15,000 from approximately $155,000 for the year ended December 31, 2004 to approximately $140,000 for the year ended December 31, 2005. The capitalization of direct and indirect labor and related overhead charges as software development costs (see “Cost of Sales” above) increased by approximately $16,000 from approximately $379,000 for the year ended December 31, 2004 to approximately $395,000 for the year ended December 31, 2005. This increase is due to the addition of development staff and an increase in new development projects. It is anticipated that personnel costs will continue to increase in future periods as operating capital is available and deployed to further fund staffing requirements of our product development and direct sales teams.

Direct legal costs increased approximately $117,000 for the year ended December 31, 2005 as a result of ongoing registration initiatives with the SEC, increased current reporting requirements on Form 8-K, increased compliance initiatives associated with the Sarbanes-Oxley Act of 2002, and preparation for our first annual meeting of shareholders in over five years. This year over year change was also due in part to the fact that approximately $44,000 of legal costs for the year ended December 31, 2004 were related to the stock offering costs incurred in July 2004, the related preparation of a 14C information statement related to an increase in our authorized capital stock, and the preparation and filing of a related registration statement, all of which was recorded as a reduction to additional paid-in capital. It is anticipated that legal costs will continue at increased levels as we continue to meet our ongoing SEC reporting and corporate governance obligations, possibly raise additional capital, and pursue our business plan for growth by potentially acquiring other companies or product lines.

Accounting and audit related expenses increased approximately $17,000 for the year ended December 31, 2005 as a result of continuing delays in the effectiveness of a registration statement, due principally to efforts made necessary by our determination to restate certain of our historical financial information. It is anticipated that accounting costs will continue to increase in the future, and that such increases may be substantial. Our expectation in this regard derives from the fact that we have recently engaged a new principal accounting firm for our year end 2005 audit, and we expect that our fees payable to such firm, which we expect to utilize on an ongoing basis, will generally be higher than those payable to our former auditors.

Rent costs increased approximately $7,000 for the year ended December 31, 2005 as a result of provisions in our leases calling for periodic percentage increases.

Telecommunications costs decreased approximately $96,000 for the year ended December 31, 2005 resulting from switching our local and long-distance carriers. Our increased call volume enabled us to change our service to dedicated T-1 lines which in turn reduced the long-distance charges. We also invested in internet protocol phones for our remote locations which reduced the overall local and long distance charges in our Illinois and Iowa locations. The increased call volume in the technical support and customer service departments resulted from the multiple product releases in 2005 including Membership Plus®2005, QuickVerse® Macintosh, Sermon Builder® 4.0, QuickVerse® 2006 and QuickVerse® 2006 Mobile.

Corporate service fees decreased approximately $13,000 for the year ended December 31, 2005 resulting from the expiration of an independent consulting agreement and the resultant ability on our part to cease carrying the associated expense for a 2004 issuance to such consultant of a warrant to purchase 600,000 shares of common stock which had been allocated over the term of the agreement.

Administration expenses decreased approximately $100,000 for the year ended December 31, 2005 due to our not having incurred interest and penalty fees on back payroll taxes as we had during the year ended December 31, 2004.

Finally, bad debt expense increased approximately $114,000 for the year ended December 31, 2005 due primarily to our inability to collect on a balance due of $42,000 from a single liquidation customer. In addition, we wrote off approximately $58,000 related to uncollectible receivables arising out of a sales campaign that we initiated in 2005 which focused on offering new churches a beginning line of credit of approximately $500, and which has since been discontinued.

Other Income and Adjustments

During the year ended December 31, 2004, we recognized an approximately $1,000,000 gain from extinguishment of debt which is included in other income. The extinguishment of debt is a direct result from one-time settlement arrangements with various vendors and content providers for lump-sum payments ranging from approximately 17% to approximately 60% of balances owed at the time. Vendors who were offered the settlement had previously provided services and/or goods to us, and the content providers were owed royalties from us in connection with our prior sales of product. We do not anticipate this to be a recurring event in the future. Below is a list of the vendors and content providers who we settled with:

▪	American Bible Society (content provider)
▪	David Epstein (content provider)
▪	Depository Trust Company (corporate services)
▪	Explorer’s Bible Study (content provider)
▪	Genesis Marketing Group (sales services)
▪	Historical Exegetical Electronic Publishing (content provider)
▪	Innovative Church Marketing Group (advertising services)
▪	Interactive Pictures Corporation (content provider)
▪	InterVarsity Press (content provider)
▪	Ivy Hill/Warner Media Services (manufacturing services)
▪	Lernout & Hauspie Speech Products (content provider)
▪	MicroBytes, Inc. (CD duplication services)
▪	Moody Publishers (content provider)
▪	National Council of the Churches of Christ in the United States of America (content provider)
▪	NavPress Publishing Group (content provider)
▪	Oxford University Press (content provider)
▪	Pillsbury, Madison & Sutro LLP (legal services)
▪	Rutledge Hill Press (content provider)
▪	Sonopress (manufacturing services)
▪	Standard Publishing (content provider)
▪	The Lockman Foundation (content provider)
▪	World Publishing (content provider)

During the year ended December 31, 2004, we additionally incurred approximately $155,000 in expenses related to a settlement agreement with Swartz Private Equity, an institutional private equity investor, for early termination of the agreement. As part of a settlement agreement, we issued 295,692 shares of common stock and paid a cash lump sum of $125,000. The shares were valued at $0.10 per share. This has been included in other adjustments.

On July 19, 2004, we completed an equity financing in the amount of $1,750,000 through a private placement with Barron Partners, LP in which Barron Partners purchased 21,875,000 restricted shares of common stock and received two warrants to purchase up to an additional 21,875,000 shares of common stock. As part of the financing transaction, we also entered into a certain Registration Rights Agreement with Barron Partners pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under the warrants. Upon receipt of the requisite stockholder approval to increase the number of authorized common shares so as to allow us to deliver the warrants, effectively obtained and effectuated as of November 10, 2004, we had 30 days within which to file a registration statement on Form SB-2 covering the shares issued to Barron Partners, as well as the shares underlying the warrants issued to Barron Partners. Such registration statement was filed on November 22, 2004. In accordance with the terms of the Registration Rights Agreement, as amended, we had another 150 days, until April 22, 2005, to cause such registration statement to be declared effective by the SEC, with any delays in meeting this obligation resulting in our being liable to Barron Partners in an amount equal to $630,000 per year, pro-rated for the duration of any such delay, which amounts to $1,726 per day. As of December 31, 2005, we had accrued a total of approximately $437,000 (253 days at $1,726 per day) in penalties under the terms of the Registration Agreement, inclusive of an adjustment made pursuant to an agreement reached with Barron Partners in April 2005, wherein, in relation to the associated accruing penalties, we agreed to pay Barron Partners an amount in cash equal to $100,000 to toll the accrual of further penalties until June 21, 2005. Although this amount has been paid in full, in two equal installments of $50,000 on each of April 22, 2005 and July 8, 2005, penalties in the amount of $1,726 per day continued to accrue from June 21, 2005 until the registration statement was declared effective on February 1, 2006 by the SEC. We had experienced continued delays in effectiveness of the registration statement due principally to ongoing efforts made necessary by our determination to restate certain of our historical financial information. The amount paid by us to date ($150,000 as of March 31, 2006) to satisfy this obligation, and the continued delays in our ability to cause the registration statement to be declared effective coupled with additional amounts which we are required to pay, has had a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a corresponding reduction in our net income and the net loss for the year.

Derivatives

In November 2004, we issued two warrants to purchase an aggregate of 21,875,000 shares of our common stock in connection with a certain Stock Purchase Agreement completed with Barron Partners, LP, on July 19, 2004. The first warrant entitles the holder to purchase up to 10,937,500 shares of our common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of our common stock at a price of $0.60 per share. Each warrant is subject to standard adjustment provisions and each provides for settlement in registered shares of our common stock and may, at the option of the holder, be settled in a cashless, net-share settlement. These warrants have been accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In accordance with the accounting mandate, the derivative liability associated with these warrants has been and shall continue to be, until each is either fully exercised or expires, adjusted to fair value at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The fair value of each warrant was initially assessed at $2,187,500 ($4,375,000 total) using the Black-Scholes valuation method. At December 31, 2004 and 2005, the fair value of the derivative liability was approximately $1,969,000 and $2,062,000, respectively, and a fair value adjustment of approximately $292,000 and $34,000, respectively, has been included in other expenses for the years then ended.

Amortization

Amortization expense increased approximately $12,000 for the year ended December 31, 2005. The software license acquired from TLC in July of 1999 is amortized over a 10 year useful life. Amortization expense for 2005 reflects the continual amortization of the software license as well as the amortization of our new Website, www.quickverse.com, which we launched during the second quarter of 2004.

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

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. At December 31, 2005, management adjusted the amount of valuation allowance based on the assessment that we will produce sufficient income in the future to realize our net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the 1999 license. We currently have net operating loss carryforwards, for income tax purposes, of approximately $8,462,000. The carryforwards are the result of income tax losses generated in 2000 ($2,338,000 expiring in 2020), 2001 ($5,168,000 expiring in 2021) and 2005 ($956,000 expiring in 2025). We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $527,000 to fully utilize the current loss carryforwards. We believe this is achievable through careful expense management and continued introduction of new products and enhanced versions of our existing products.

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

Working Capital at December 31	2005	2004	Change	%
Current assets	$867,750	$1,551,447	$(683,697)	-44%
Current liabilities	$3,893,447	$3,351,893	$541,554	16%
Retained deficit	$(7,752,097)	$(6,170,831)	$(1,581,266)	26%

As of December 31, 2005, we had $867,750 in current assets, $3,893,447 in current liabilities and a retained deficit of $7,752,097. We had a loss before income taxes of $1,530,557 and a net loss after income taxes of $1,581,266 for the year ended December 31, 2005. Non-recurring expenses for 2005 included registration rights penalties totaling approximately $437,000and a related loss of approximately $34,000 from the fair value adjustment of derivatives. See “Results Of Operations” above. By contrast, as of December 31, 2004 we had $1,551,447 in current assets, $3,351,893 in current liabilities and a retained deficit of $6,170,831. Operating expenses for 2004 included approximately $149,000 in non-cash expenses related to shares of common stock and warrants issued for services, and approximately $30,000 in non-cash expenses related to shares of common stock issued in connection with a settlement agreement. Other income for 2004 included approximately $1,000,000 from extinguishment of debt, and other expenses for 2004 included a loss of approximately $292,000 from the fair value adjustment of derivatives.

Cash Flows for Years Ended December 31	2005	2004	Change
Cash flows provided (used) by operating activities	$612,345	$(643,668)	$1,256,013
Cash flows (used) by investing activities	$(801,422)	$(746,932)	$(54,490)
Cash flows provided (used) by financing activities	$(32,722)	$1,690,291	$(1,723,013)

Net cash used by operating activities was approximately $644,000 for the year ended December 31, 2004, while net cash provided by operating activities was approximately $612,000 for the year ended December 31, 2005. The increase was primarily due to an increase in the amounts received from customers resulting from increased sales coupled with a decrease in the amount paid out to suppliers and employees.

Net cash used in investing activities was approximately $747,000 for the year ended December 31, 2004 and approximately $801,000 for the year ended December 31, 2005. The increase was mainly the result of our having capitalized costs associated with software development. Further, during the year ended December 31, 2005, the restriction on the cash held in reserve by our merchant banker was lifted, thereby freeing up additional cash not previously accessible by us.

Net cash provided by financing activities was approximately $1,690,000 for the year ended December 31, 2004, while net cash used by financing activities was approximately $33,000 for the year ended December 31, 2005. The 2004 result reflects final settlement on our accounts receivable line of credit, payment made on long-term note payables, stock offering costs associated with the Barron Partners, LP equity financing, and the proceeds received from convertible debentures and the issuance of stock to Barron Partners. The 2005 result reflects payments made on long-term note payables.

As part of the July 19, 2004 financing transaction with Barron Partners, LP, we entered into a certain Registration Rights Agreement pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under each of two warrants. On November 22, 2004 we filed a registration statement on Form SB-2 covering the shares issued to Barron Partners, as well as the shares underlying the warrants issued to Barron Partners. In accordance with the terms of the Registration Rights Agreement, as amended, we had another 150 days, until April 22, 2005, to cause such registration statement to be declared effective by the SEC, with any delays in meeting this obligation resulting in our being liable to Barron Partners in an amount equal to $630,000 per year, pro-rated for the duration of any such delay, which amounts to $1,726 per day. As of December 31, 2005, we had accrued a total of approximately $437,000 (253 days at $1,726 per day) in penalties under the terms of the Registration Agreement, inclusive of an adjustment made pursuant to a tentative verbal agreement reached with Barron Partners in April 2005, wherein, in relation to the associated accruing penalties, we agreed to pay Barron Partners an amount in cash equal to $100,000 to toll the accrual of further penalties until June 21, 2005. Although this amount has been paid in full, in two equal installments of $50,000 on each of April 22, 2005 and July 8, 2005, penalties in the amount of $1,726 per day continued to accrue from June 21, 2005 until the registration statement was declared effective on February 1, 2006 by the SEC. We had experienced continued delays in effectiveness of the registration statement due principally to ongoing efforts made necessary by our determination to restate certain of our historical financial information. The amount paid by us to date ($150,000 as of March 31, 2006) to satisfy this obligation, and the continued delays in our ability to cause the registration statement to be declared effective coupled with additional amounts which we are required to pay, has had a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a corresponding reduction in our net income and the net loss for the year.

Contractual Liabilities

We lease office space/warehouse facilities in Omaha, Nebraska under an operating lease with a third-party with terms extending through 2007. We are responsible for all taxes, insurance and utility expenses associated with this lease. There is no lease renewal option contained in the lease.

We lease office space in Naperville, Illinois under an operating lease with a third-party with terms extending through March 2007. We are responsible for all insurance expenses associated with this lease.

At December 31, 2005, the future minimum rental payments required under these leases are as follows:

2006	$81,331
2007	31,248
Total future minimum rental payments	$112,579

We lease telephone equipment under a capital lease expiring in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life. Minimum future lease payments under capital leases as of December 31, 2005 for each of the next five years and in the aggregate are:

2006	$13,726
2007	13,726
2008	13,726
2009	12,582
2010	---
Total minimum lease payments	53,760
Less: Amount representing interest	10,788
Total obligations under capital lease	42,972
Less: Current installments of obligations under capital lease	9,185
Long-term obligation under capital lease	$33,787

The Potential Impact of Known Facts, Commitments, Events and Uncertainties on Future Operating Results or Future Liquidity Requirements

New Accounting Pronouncements

In the past, we have applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting as allowed by SFAS No 123, Accounting for Stock Based Compensation, for various forms of share-based awards including incentive and nonqualified stock options and stock appreciation rights attached to stock options; and therefore, no compensation cost had been recognized. However, in December 2004, the FASB issued SFAS No 123 (R), Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that the service is provided for that award. This new standard will be effective for us the first quarter of fiscal 2006. We did not grant any form of share-based awards during the year ended December 31, 2005.

RISK FACTORS

Several of the matters discussed in this annual report on Form 10-KSB for the fiscal year ended December 31, 2005 contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this annual report, readers should carefully consider the following cautionary statements and risk factors.

GENERAL BUSINESS RISKS

Our liquidity and capital resources are very limited.

Our ability to fund working capital and anticipated capital expenditures will depend on our future performance, which is subject to general economic conditions, our customers, actions of our competitors and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon (i) the extent and availability of bank and other credit facilities, (ii) our ability to access external sources of financing, and (iii) our ability to effectively manage our expenses in relation to revenues. Although we believe that our existing working capital, together with cash flow from operations, will be adequate to meet our minimum anticipated liquidity requirements over the next twelve months, due to our need to service certain long-term liabilities, it is likely to become necessary for us to raise additional capital to support growth and/or otherwise finance potential acquisitions. Although there can be no assurance, and it may be possible to borrow funds as required, any such additional capital is likely to require that we sell and issue additional equity or convertible securities, including shares issuable upon exercise of currently outstanding warrants, any of which issuances would have a dilutive effect on holdings of existing shareholders. Given our initiative towards rapid revenue growth, there can be no assurance, however, that our operations and access to external sources of financing will continue to provide resources sufficient to satisfy our liabilities arising in the ordinary course of business.

There is uncertainty as to our ability to continue as a going concern.

Our financial statements for the period ending December 31, 2005, including the footnotes thereto, call into question our ability to operate as a going concern. This conclusion is drawn from the fact that, as of the date of those financial statements, we had a negative current ratio and total liabilities in excess of total assets. Those factors, as well as uncertainty in securing financing for continued operations, created an uncertainty at the time regarding our ability to continue as a going concern. (See Note 20 in the Notes to the Consolidated Financial Statements for the year ended December 31, 2005).

Our accumulated deficit makes it harder for us to borrow funds.

As of December 31, 2005, and as a result of historical losses in prior years, our accumulated deficit was $7,752,097. The fact that we maintain an accumulated deficit, as well as the extent of our accumulated deficit relative to recent earnings, negatively affects our ability to borrow funds because lenders generally view an accumulated deficit as a negative factor in evaluating creditworthiness. Any inability on our part to borrow funds if and when required, or any reduction in the favorability of the terms upon which we are able to borrow funds if and when required, including amount, applicable interest rate and collateralization, would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

RISKS ASSOCIATED WITH OUR BUSINESS AND INDUSTRY

We face serious competition in our business segment.

The market for our products is rapidly evolving and intensely competitive as new consumer software products and platforms are regularly introduced. Competition in the consumer software industry is based primarily upon:

▪	brand name recognition;
▪	availability of financial resources;
▪	the quality of titles;
▪	reviews received for a title from independent reviewers who publish reviews in magazines, Websites, newspapers and other industry publications;
▪	publisher’s access to retail shelf space;
▪	the price of each title; and
▪	the number of titles then available.

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

In fiscal year 2005, approximately 92% of our total revenue was derived from two software titles; QuickVerse®, comprising 66% of total revenue, and Membership Plus®, comprising 26% of total revenue. We expect that a very limited number of popular products will continue to produce a disproportionately large amount of our revenue for the foreseeable future. Due to this dependence on a limited number of titles, the failure of one or more titles or title versions to achieve anticipated results would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

We have experienced, and may continue to experience, reduced revenues and fluctuations in our quarterly operating results due to delays in the introduction and distribution of our products.

A significant portion of our revenue for any given quarter is generated by the sale of new titles and title versions introduced during that quarter or shipped in the immediately preceding quarter. Our inability to timely begin volume shipments of a new title or title version in accordance with our internal development schedule, as has repeatedly been the case in the past, will cause earnings fluctuations and will negatively impact our business, our financial condition, including liquidity and profitability, and our results of operations. Timely introduction of a new title or title version is largely contingent upon the timing of a variety of other factors. Included among these are development processes themselves, debugging, approval by third-party content licensors and duplication and packaging processes. Furthermore, the complexity of next-generation systems (such as PDA) and platforms has resulted in longer development cycles, higher development expenditures and the need to more carefully monitor and plan development processes associated with these products.

We cannot be certain that we will be able to meet planned release dates for some or all of our new titles or title versions. In the past, we have experienced significant delays in our introduction of some new titles and title versions. For instance, delays in duplication, packaging and distribution caused our QuickVerse® 2005 to begin shipping in early-December 2004, long after the holiday season had been underway. As a result, we experienced fewer sales than we might otherwise have had the product been available before the holiday selling season began, which we believe had a material adverse effect on our results of operations for the 2004 fourth quarter. Presently, we are behind schedule in our annual release of Membership Plus® 2006, which had been scheduled to commence shipping in February 2006 but which, due to delays associated with the loss of one of our key developers, has not yet been released. It is likely in the future that delays will continue to occur and that some new titles or title versions will not be released in accordance with our internal development schedule or the expectations of public market analysts and investors, having a negative impact on our business, our financial condition, including liquidity and profitability, and our results of operations in that period.

Due to the limited life cycle of our products, we have experienced, and may continue to experience, reductions and fluctuations in our quarterly revenues that could adversely affect our operating results.

The average life cycle of a new title ranges anywhere from a few years to indefinitely, and the average life cycle of a new title version ranges anywhere from twelve to upwards of eighteen months, making our revenue and operating results difficult to predict and susceptible to substantial fluctuations from quarter to quarter. While there can be no assurance, we expect, based on experience, that a majority of sales for any new title or title version will occur within the first thirty to one hundred twenty days following its release, and that net revenue associated with the initial introduction will generally account for a disproportionately high percentage of the total net revenue over the life of the title or title version. For example, our QuickVerse® 2006 began shipping in September 2005, nine months following the release of QuickVerse® 2005 and three months following the release of QuickVerse® 2005 Platinum, resulting, we believe, in a product market overlap causing fewer of our customers to upgrade upon the initial release QuickVerse® 2006 and leading to lower initial sales. Furthermore, factors such as competition, market acceptance, seasonality and technological, developmental and/or promotional expenses associated with a title or title version can shorten the life cycle of older titles and title versions and increase the importance of our ability to regularly release new titles and title versions. Consequently, if net revenue in a given period is below expectation, our business, our financial condition, including liquidity and profitability, and our results of operations for that period are likely to be negatively affected, as has repeatedly occurred in the past.

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

Errors or defects in our software products may cause a loss of market acceptance and result in fewer sales and/or greater returns of our products.

Our products are complex and may contain undetected errors or defects when first introduced or as new versions are released. In the past, we have discovered software errors in some of our new products and enhancements following introduction into the market. Because our products are complex, we anticipate that software errors and defects will be present in new products or releases in the future. To date we have not discovered any material errors, however, future errors and defects could result in adverse product reviews and a loss of, or delay in, market acceptance of our products.

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

Our cash outlays for product development for the fiscal year ended December 31, 2005 were higher than the fiscal year ended December 31, 2004, and our product development cash outlays may continue to increase in the future as a result of the higher costs associated with releasing more software titles or new title versions across multiple user interface platforms, and the complexity of developing such titles and title versions for next-generation systems, among other reasons. We anticipate that our profitability will continue to be impacted by the levels of research and development expenditures relative to revenue and by fluctuations relating to the timing of development in anticipation of future user interface platforms.

The loss of any of our key executives could have a material adverse effect on our business.

Our success depends to a large degree upon the skills of our three key executives, Steven Malone, Kirk R. Rowland and William Terrill. We presently do not maintain key person life insurance on any of our three key executives. Although we have employment agreements with each of our three key executives, there can be no assurance that we will be able to retain our existing key executives or attract and retain additional key executives. The loss of any one of our three key executives would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

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

Approximately 99% of our revenues in 2005, including those generated from sales of QuickVerse® and Membership Plus®, by far our two largest selling software titles, were derived from the publication and sale of software titles to which we have only the exclusive license to publish and sell into non-secular channels. Although to date we do not believe that any third parties have been granted rights in addition to our own to publish or sell these titles into secular channels, and we believe that, even if this has occurred or should occur in the future, the barriers to entry created by the extensive developments that we have made and now own to these otherwise licensed titles would make it practically infeasible for any third party to effectively compete with us in relation to these products in any market, there can be no assurance that one or more competitors will not emerge at some point or that they will not impact on our sales and revenues.

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

In November 2004, in connection with a certain Stock Purchase Agreement, we issued two warrants to purchase an aggregate of 21,875,000 shares of our common stock to Barron Partners, LP. Subject to standard adjustment provisions, each warrant provides for settlement in registered shares of our common stock and each, for the duration of any period in which there is not an effective registration statement covering the shares underlying the warrants, may be settled in a cashless, net-share settlement. In accordance with applicable accounting mandates, until each of the warrants issued to Barron Partners are either fully exercised or expire the derivative liability associated with these warrants must continuously be adjusted to fair value at each balance sheet date and accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The fair value of each warrant was initially assessed at $2,187,500 using the Black-Scholes valuation method, with such fair value directly relating and fluctuating in response to the share price of our common stock. At December 31, 2005, the fair value of the derivative liability was approximately $2,062,000, and a fair value adjustment of approximately $34,000 will be included in other expenses for our fiscal year then ended.

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

Up to 47,491,666 shares of our common stock are eligible for public sale as a result of a resale registration statement filing which is likely to depress our stock price.

As of the date of the filing of this annual report on Form 10-KSB for the fiscal year ended December 31, 2005, we also have on file with the SEC a registration statement on Form SB-2, declared effective on February 1, 2006, which registration statement caused to be eligible for immediate resale on the public market 24,341,666 shares of our common stock and an additional 23,150,000 shares of our common stock underlying warrants (the resale offering of which shall only be made by means of a separate prospectus). As a percentage of our total outstanding common stock, this represents 65.8%. If a significant number of shares are offered for sale simultaneously, which is likely to occur, it would have a depressive effect on the trading price of our common stock on the public market. Any such depressive effect may encourage short positions and short sales, which could place further downward pressure on the price of our common stock. Moreover, all of the shares sold in the offering are freely transferable without restriction or further registration under the Securities Act (except for any shares purchased by our “affiliates”, as defined in Rule 144 of the Securities Act), which could place even further downward pressure on the price of our common stock. Furthermore, should a simultaneous sell-off occur, and due to the thinly-traded market for our common stock, stockholders may have difficulty selling shares of our common stock, at or above the price paid, at a fair market value or even at all.

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

Unless and until we garner analyst research coverage, we are unlikely to create long-term market value in our common stock.

Although we are a reporting company and our common shares are listed on the OTC Bulletin Board, we are unaware of any investment banking firms, large or small, that currenlty provide buy-side analyst research coverage on our company and, given our relatively small size within the public securities markets, it is unlikely that any investment banks will begin doing so in the near future.  Without continuing research coverage by reputable investment banks or similar firms, it is considerably more difficult, and unlikely, to attract the interest of most institutional investors, which are generally considered to be very important in achieving a desirable balance in shareholder composition and long-term market value in a stock.  While we intend to continue to aggressively pursue investor relations initiatives designed to create visibility for our company and common stock, and hope to garner buy-side analyst coverage in the future, there can be no assurance that we will succeed in this regard and any inability on our part to develop such coverage is likely to materially impede the realization of long-term market value in our common stock.

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

Our common stock trades on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc). The OTC Bulletin Board is not an exchange and, because trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a national exchange or on the Nasdaq National Market, you may have difficulty reselling any of the shares of our common stock that you purchase from the selling stockholders.

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

Our common stock is considered a “penny stock”, which generally is a stock trading under $5.00 and not registered on national securities exchanges or quoted on the Nasdaq National Market. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. This regulation generally has the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares. Prior to a transaction in a penny stock, a broker-dealer is required to:

▪	deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;
▪	provide the customer with current bid and offer quotations for the penny stock;
▪	explain the compensation of the broker-dealer and its salesperson in the transaction;
▪	provide monthly account statements showing the market value of each penny stock held in the customer’s account; and
▪	make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

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

The trading price of our common stock is likely to be highly volatile and could be subject to extreme fluctuations in price in response to various factors, many of which are beyond our control, including:

▪	the trading volume of our shares;
▪	the number of securities analysts, market-makers and brokers following our common stock;
▪	changes in, or failure to achieve, financial estimates by securities analysts;
▪	new products introduced or announced by us or our competitors;
▪	announcements of technological innovations by us or our competitors;
▪	our ability to produce and distribute retail packaged versions of our software in advance of peak retail selling seasons;
▪	actual or anticipated variations in quarterly operating results;
▪	conditions or trends in the consumer software and/or Christian products industries;
▪	announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
▪	additions or departures of key personnel;
▪	sales of our common stock; and
▪	stock market price and volume fluctuations of publicly-traded, particularly microcap, companies generally.

The volatility of our common stock is illustrated by reference to the fact that, during fiscal year 2005, our trading price fluctuated from a low of $0.07 to a high of $0.17 per share.

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

Our officers and directors are not contractually obligated to refrain from selling any of their shares; therefore, any shares owned by our officers or directors which are registered, or which otherwise may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act, may be sold. Because of the perception by the investing public that a sale by such insiders may be reflective of their own lack of confidence in our prospects, the market price of our common stock could decline as a result of a sell-off following sales of substantial amounts of common stock by our officers and directors into the public market, or the mere perception that these sales could occur.

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

We are not currently subject to the listing requirements of any national securities exchange or quotation system. The listing standards of the national securities exchanges and automated quotation systems require that a company’s board of directors consist of a majority of directors who are independent as defined by the Sarbanes-Oxley Act of 2002 and as defined by applicable listing standards, and that the audit committee of the board of directors must consist of at least two members, both of whom are independent. Similarly, the compensation and nominating committees of company boards of directors must also consist of independent directors. As of March 31, 2006, only two of our directors, who were the only members of our audit committee, met the definition of an “independent” director as defined by the Sarbanes-Oxley Act of 2002 and as defined by listing standards. On March 31, 2006, however, one of our independent directors resigned as a result of other professional obligations, leaving us with only one independent director, and as of the date of the filing of this annual report on Form 10-KSB for the fiscal year ended December 31, 2005, and despite our efforts to do so, we have not yet identified a suitable replacement. Two of our remaining three directors are currently serving as our executive officers and thereby do not qualify as independent. There is no guarantee that we will be able to appoint an additional director who will satisfy these independence requirements. For so long as we remain unable to appoint an additional independent director to our board, we will be unqualified to list any of our capital stock on a national securities exchange or quotation system.

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

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
FindEx.com Inc.

We have audited the accompanying consolidated balance sheets of FindEx.com Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The restated consolidated financial statements of FindEx.com, Inc. as of December 31, 2004, were audited by other auditors whose report dated February 18, 2005 except for Notes 1, 5, 8, 9, 10, 11, 12, 13, 15, 16 and 19 dated December 13, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FindEx.com Inc. and subsidiaries as of December 31, 2005 and the results of operations and cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ BRIMMER, BUREK & KEELAN LLP

Brimmer, Burek & Keelan LLP

Tampa, Florida
April 12, 2006

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

Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
February 18, 2005 except for Notes 1, 5, 8, 9, 10, 11, 12, 13, 15, 16, and 19 dated December 13, 2005

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$119,560	$341,359
Accounts receivable, trade	405,380	566,819
Inventories	214,604	234,000
Deferred income taxes, net	85,392	300,191
Other current assets	42,814	109,078
Total current assets	867,750	1,551,447
Property and equipment, net	114,191	131,019
Software license, net	1,762,276	2,265,783
Capitalized software development costs, net	707,067	701,289
Deferred income taxes, net	183,195	157,840
Restricted cash	---	50,354
Other assets	69,806	94,101
Total assets	$3,704,285	$4,951,833

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$11,955	$35,495
Accrued royalties	472,548	287,514
Accounts payable, trade	556,042	621,804
Accrued registration rights penalties	336,686	---
Accrued payroll	206,988	209,984
Reserve for sales returns	125,492	100,180
Derivatives	2,062,462	1,968,750
Other current liabilities	121,274	128,166
Total current liabilities	3,893,447	3,351,893
Long-term debt	33,786	42,972
Deferred income taxes, net	19,105	157,840
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $.001 par value
120,000,000 shares authorized,
48,619,855 shares issued and outstanding	48,620	48,620
Paid-in capital	7,461,424	7,521,339
Retained (deficit)	(7,752,097)	(6,170,831)
Total stockholders’ equity	(242,053)	1,399,128
Total liabilities and stockholders’ equity	$3,704,285	$4,951,833

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2005	2004

Revenues, net of reserves and allowances	$5,337,342	$5,322,842
Cost of sales	1,973,944	1,721,298
Gross profit	3,363,398	3,601,544
Operating expenses:
Sales and marketing	1,273,231	1,280,761
General and administrative	2,432,667	2,309,838
Bad debt expense	137,303	22,778
Amortization expense	531,524	519,850
Depreciation expense	50,704	44,478
Total operating expenses	4,425,429	4,177,705
Loss from operations	(1,062,031)	(576,161)
Interest income	1,059	1,378
Other income	13,796	1,011,366
Other adjustments	(436,686)	(154,569)
Loss on fair value adjustment of derivatives	(33,797)	(291,672)
Loss on disposition of assets	(1,869)	(141)
Interest expense	(11,029)	(42,007)
Loss before income taxes	(1,530,557)	(51,806)
Provision for income taxes	(50,709)	1,015,859
Net income (loss)	$(1,581,266)	$964,053

Earnings (loss) per share:
Basic	$(0.03)	$0.03
Diluted	$(0.03)	$0.03

Weighted average shares outstanding:
Basic	48,619,855	34,520,754
Diluted	48,619,855	35,195,840

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Retained
	Preferred Stock				Common Stock		Paid-In	Earnings
		Series A		Series B	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2003		$11		$40	21,011,438	$21,011	$7,080,629	$(7,130,759)	$(29,068)
Common stock issued for services		---		---	2,774,105	2,774	100,445	---	103,219
Common stock warrants issued for services		---		---	---	---	75,715	---	75,715
Common stock cancelled		---		---	(48,387)	(48)	48	---	---
Preferred Series A common stock dividend		---		---	56,356	56	4,069	(4,125)	---
Conversion of preferred stock		(11)		(40)	484,677	485	(434)	---	---
Common stock issued in connection with
private placement, net of $51,047 of issuance costs		---		---	21,875,000	21,875	---	---	21,875
Conversion of notes payable		---		---	2,466,666	2,467	260,867	---	263,334
Net income, December 31, 2004		---		---	---	---	---	964,053	964,053
Balance, December 31, 2004	$	---	$	---	48,619,855	$48,620	$7,521,339	$(6,170,831)	$1,399,128
Common stock warrant reclassified as derivative		---		---	---	---	(59,915)	---	(59,915)
Net loss, December 31, 2005		---		---	---	---	---	(1,581,266)	(1,581,266)
Balance, December 31, 2005	$	---	$	---	48,619,855	$48,620	$7,461,424	$(7,752,097)	$(242,053)

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2005	2004

Cash flows from operating activities:
Cash received from customers	$5,369,139	$5,062,396
Cash paid to suppliers and employees	(4,761,153)	(5,673,088)
Other operating receipts	13,796	9,276
Interest paid	(11,896)	(37,928)
Interest received	1,059	1,378
Income taxes (paid) refunded	1,400	(5,702)
Net cash provided (used) by operating activities	612,345	(643,668)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(35,746)	(58,247)
Software development costs	(812,309)	(692,063)
Website development costs	(16,163)	(31,838)
Deposits refunded (paid)	62,796	35,216
Net cash (used) by investing activities	(801,422)	(746,932)
Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	---	(20,935)
Payments made on long-term notes payable	(32,722)	(227,727)
Proceeds from convertible notes payable	---	240,000
Proceeds from issuance of stock	---	1,750,000
Stock offering costs paid	---	(51,047)
Net cash provided (used) by financing activities	(32,722)	1,690,291
Net increase (decrease) in cash and cash equivalents	(221,799)	299,691
Cash and cash equivalents, beginning of year	341,359	41,668
Cash and cash equivalents, end of year	$119,560	$341,359

Reconciliation of net income to cash flows from operating activities:
Net income (loss)	$(1,581,266)	$964,053
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Software development costs amortized	806,531	575,481
Stock and warrants issued for services	---	178,929
Rebate reserve adjustment	---	(142,039)
Provision for bad debts	137,303	22,778
Depreciation & amortization	582,228	564,328
Debt forgiveness	---	(1,002,090)
Loss on disposal of property and equipment	1,869	141
Loss on fair value adjustment of derivatives	33,797	291,672
Change in assets and liabilities:
(Increase) decrease in accounts receivable	24,136	(223,794)
Decrease in inventories	19,396	38,600
(Increase) decrease in refundable taxes	1,400	(2,948)
(Increase) decrease in prepaid expenses	64,865	(84,211)
Increase (decrease) in accrued royalties	185,034	(324,360)
(Decrease) in accounts payable	(65,762)	(271,198)
(Decrease) in income taxes payable	---	(1,270)
Increase (decrease) in deferred taxes	50,709	(1,017,343)
Increase (decrease) in other liabilities	352,105	(210,397)
Net cash provided (used) by operating activities	$612,345	$(643,668)

See accompanying notes.

Findex.com, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

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

On April 30, 1999, we acquired Findex Acquisition Corporation, a Delaware corporation in a stock-for-stock transaction and our name was changed to Findex.com, Inc. Findex Acquisition Corporation is a wholly-owned subsidiary without current business operations. It was incorporated on February 19, 1999 and acquired FinSource Ltd., a Delaware corporation in April 1999, in a stock-for-stock transaction. The mergers with Findex Acquisition Corporation and FinSource were treated as reorganization mergers with the accounting survivor being FinSource.

On March 7, 2000, we acquired Reagan Holdings, Inc., a Delaware corporation in a stock-for-stock transaction. Reagan was incorporated on July 27, 1999 and is a wholly-owned subsidiary without current business operations.

We are a retail, wholesale and Internet supplier of personal computer software products to business and religious organizations and individuals around the world. In July 1999, we completed a license agreement with Parsons Technology, Inc., a subsidiary of TLC Multimedia, LLC, formerly Mattel Corporation®, for the Parsons Church Division of Mattel®. In so doing, we obtained the right to market, sell and continue to develop several Bible study software products. We develop and publish church and Bible study software products designed to simplify biblical research and streamline church office tasks.

ACCOUNTING METHOD

We recognize income and expenses on the accrual basis of accounting.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the company and our wholly-owned subsidiaries after eliminations.

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

CONCENTRATIONS

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents at well-known, quality financial institutions. We currently maintain our cash balances in one financial institution located in Omaha, Nebraska. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2005 and 2004, our uninsured cash balance totaled $-0- and $336,175, respectively.

We sell a majority of our products to consumers through distributors, Christian bookstores, Internet and direct marketing efforts. Although we attempt to prudently manage and control accounts receivable and perform ongoing credit evaluations in the normal course of business, we generally require no collateral on our product sales. Our top five customers in aggregate accounted for 16% of gross sales for the year ended December 31, 2005. No single customer accounted for more than 10% of revenue in the years ended December 31, 2005 and 2004.

During the years ended December 31, 2005 and 2004, we derived 66% and 63%, respectively, of our total revenue from sales of QuickVerse®, 26% and 28%, respectively, from sales of Membership Plus®, and 8% and 9%, respectively, from sales of other software titles.

During the years ended December 31, 2005 and 2004, four vendors provided purchases individually of 10% or more of the total product and material purchases as follows: Vendor A (cd replicator) accounted for 24% and 29%, respectively, Vendor B (printer) accounted for 23% and 18%, respectively, Vendor C (retail boxes) accounted for 19% and 17%, respectively, and Vendor D (cd replicator) accounted for -0-% and 12%, respectively. Accounts payable relating to Vendors A, B, C, and D were $8,886 and $40,234, $8,820 and $18,426, $17,031 and $34,931, and $-0- and $-0-, as of December 31, 2005 and 2004, respectively.

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

ACCOUNTS RECEIVABLE

We sell our products to resellers and distributors generally under terms appropriate for the creditworthiness of the customer. Our terms generally range from net 30 days for domestic resellers, net 60 days for domestic distributors, to net 90 days for international resellers and distributors. Receivables from customers are unsecured. We continuously monitor our customer account balances and actively pursue collections on past due balances.

We maintain an allowance for doubtful accounts comprised of two components, one of which is based on historical collections performance and a second component based on specific collection issues. If actual bad debts differ from the reserves calculated based on historical trends and known customer issues, we record an adjustment to bad debt expense in the period in which the difference occurs. Such adjustment could result in additional expense or a reduction of expense.

Our accounts receivable go through a collection process that is based on the age of the invoice and requires attempted contacts with the customer at specified intervals and the assistance from other personnel within the company who have a relationship with the customer. If after a number of days, we have been unsuccessful in our collections efforts, we may turn the account over to a collection agency. We write-off accounts to our allowance when we have determined that collection is not likely. The factors considered in reaching this determination are (i) the apparent financial condition of the customer, (ii) the success we’ve had in contacting and negotiating with the customer and (iii) the number of days the account has been outstanding. To the extent that our collections do not correspond with historical experience, we may be required to incur additional charges.

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

SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $2,561,043 and $1,748,735, less accumulated amortization of $1,853,976 and $1,047,446 at December 31, 2005 and 2004, respectively.

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

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $216,397 and $64,653 for the years ended December 31, 2005 and 2004, respectively.

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

We capitalize costs related to the development and maintenance of our Website in accordance with the FASB’s EITF Issue No. 00-2, Accounting for Website Development Costs. Under EITF Issue No. 00-2, costs expensed as incurred are as follows:

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

We amortize Website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative Website development costs, included in other assets on our consolidated balance sheets, were $102,663 and $86,500, less accumulated amortization of $46,811 and $18,795 at December 31, 2005 and 2004, respectively.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during 2005 or 2004 and maintain a reserve for rebate claims remaining unpaid from 2000.

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

ADVERTISING

Advertising costs, including direct response advertising costs, are charged to operations as incurred. We have determined that direct response advertising costs are insignificant. Total advertising costs for the years ended December 31, 2005 and 2004 were approximately, $512,000 and $448,000, respectively.

STOCK-BASED COMPENSATION

As permitted under SFAS No. 123, Accounting for Stock-based Compensation, and amended under SFAS No. 148, Accounting for Stock-based Compensation-Transition and Disclosure, we have elected to follow the intrinsic value based method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based awards to employees (see Note 14) and, accordingly, do not recognize compensation cost when employee stock-option grants are made at fair-market value. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that the service is provided for that award. This new standard will be effective for us the first quarter of fiscal 2006.

LEGAL COSTS RELATED TO LOSS CONTINGENCIES

We accrue legal costs expected to be incurred in connection with a loss contingency as they occur.

INCOME TAXES

We follow SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

DERIVATIVES

We account for warrants issued with shares of common stock in a private placement according to EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In accordance with the accounting mandate, the derivative liability associated with the warrants has been and shall continue to be adjusted to fair value (calculated using the Black-Scholes method) at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The corresponding fair value adjustment is included in the consolidated statements of operations as other expenses as the value of the warrants increases from an increase in our stock price at the balance sheet date and as other income as the value of the warrants decreases from a decrease in our stock price.

RECLASSIFICATIONS

Certain accounts in the 2004 financial statements have been reclassified for comparative purposes to conform with the presentation in the 2005 financial statements.

NOTE 2 - ACCOUNTS RECEIVABLE

At December 31, 2005 and 2004, accounts receivable consisted of the following (see Note 1 - Concentrations):

	2005	2004

Trade receivables	$483,380	$584,819
Less: Allowance for doubtful accounts	78,000	18,000
Accounts receivable, trade	$405,380	$566,819

During the year ended December 31, 2004, we transferred accounts receivable totaling $300,966 to a factor for cash advances of $180,580. As accounts were paid, the collected funds (less the amount advanced and appropriate fees) were disbursed to us. The transfer agreement included a repurchase requirement and, accordingly, the proceeds were accounted for as a secured borrowing. The agreement was terminated in July 2004.

NOTE 3 - INVENTORIES

At December 31, 2005 and 2004, inventories consisted of the following:

	2005	2004

Raw materials	$118,158	$111,300
Finished goods	96,446	122,700
Inventories	$214,604	$234,000

During the year ended December 31, 2004, we wrote-off obsolete inventory with a carried cost totaling $32,396. This has been recognized in cost of sales.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

At December 31, 2005 and 2004, property and equipment consisted of the following:

	2005	2004

Computer equipment	$93,992	$84,009
Computer software	65,442	62,861
Office equipment	85,431	77,947
Office furniture and fixtures	68,171	62,594
Warehouse equipment	12,159	23,150
	325,195	310,561
Less: Accumulated depreciation	211,004	179,542
Property and equipment, net	$114,191	$131,019

At December 31, 2005 and 2004, Office equipment contained telephone equipment under a capital lease obligation with a cost basis of $51,788. See Notes 8 and 15.

NOTE 5 - SOFTWARE LICENSE AGREEMENT, NET

In July 1999, we completed an exclusive license agreement with Parsons Technology, Inc., a subsidiary of TLC, for the perpetual and fully-paid up right and license to publish, use, distribute and sublicense the programs incorporating the trademarks (i.e. QuickVerse®, Membership Plus®) throughout the world and also in the licensed media, for sale, resale and/or license to churches or other places of worship, religious schools and companies or individuals for which the majority of sales revenue is derived from sales of religious, Christian or Bible products (the “Church Channel”). In addition, the license agreement provided us the non-exclusive, perpetual and fully-paid up right and license to publish, use, distribute and sublicense the programs incorporating the trademarks throughout the world and also in the licensed media, for sale, resale and/or license into all channels other than the Church Channel. This original license agreement carried a 10 year economic life.

During the year ended December 31, 2002, we reached tentative settlement in a dispute with TLC which called for the extension of the term of the license from 10 years to 50 years.

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

At December 31, 2005 and 2004, the software license consisted of the following:

	2005	2004

Software license cost	$5,135,574	$5,135,574
Less: Accumulated amortization	3,373,298	2,869,791
Software license, net	$1,762,276	$2,265,783

Amortization expense related to this intangible asset was $503,508 for both years. Amortization expense for the next five years is expected to be $503,508 each year through 2008 and $251,751 for 2009.

NOTE 6 - NOTES PAYABLE

In September 2004, we borrowed a total of $240,000 from two individuals. Both notes were unsecured, carried an annual interest rate of 7.5%, were due August 2005, and were convertible at the option of the holder into a total of 2,000,000 restricted shares of common stock. Both notes were converted in November 2004 at the election of the respective holder. See Notes 10 and 16.

NOTE 7 - DERIVATIVES

At December 31, 2005 and 2004, the derivative liability consisted of the following:

	2005		2004

Warrant A	$47,389	$	---
Warrant B	1,030,348		984,375
Warrant C	984,725		984,375
Derivatives	$2,062,462		$1,968,750

In May 2004, we issued a 3-year warrant (Warrant A) to purchase up to 600,000 shares of our common stock to a consultant. This warrant may be exercised on a cashless basis at the option of the warrant holder at a price per share of $0.15. We will receive up to $90,000 from the warrant holder upon the exercise of this warrant. This warrant has been accounted for as a liability according to the guidance of EITF 00-19 and the fair value of the warrant has been determined using the Black-Scholes valuation method with the assumptions listed in the table below.

In November 2004, we issued two 5-year warrants to purchase up to an aggregate of 21,875,000 shares of our common stock in connection with a certain Stock Purchase Agreement completed with a New York based private investment partnership on July 19, 2004. The first warrant (Warrant B) entitles the holder to purchase up to 10,937,500 shares of our common stock at a price of $0.18 per share, and the second warrant (Warrant C) entitles the holder to purchase up to 10,937,500 additional shares of our common stock at a price of $0.60 per share. Each warrant is subject to standard adjustment provisions and each provides for settlement in registered shares of our common stock and may, at the option of the holder, be settled in a cashless, net-share settlement. The warrant holder is prevented from electing a cashless exercise so long as there is an effective registration statement for the shares underlying these warrants. The maximum number of shares of our common stock to be received for each warrant in a net-share settlement would be 10,937,500 but the actual number of shares settled would likely be significantly less and would vary based on the last reported sale price (as reported by Bloomberg) of our common stock on the date immediately preceding the date of the exercise notice. These warrants are accounted for as a liability according to the guidance of EITF 00-19 and the fair value of each warrant has been determined using the Black-Scholes valuation method with the assumptions listed in the table below.

	Warrant A	Warrant B	Warrant C

Expected term - years	1.33	3.55	3.55
Stock price at December 31, 2005	$0.10	$0.10	$0.10
Expected dividend yield	0%	0%	0%
Expected stock price volatility	235%	212%	212%
Risk-free interest rate	2.94%	3.62%	3.62%

The warrants are revalued at each balance sheet date by using the parameters above, reducing the expected term to reflect the passing of time, and using the stock price at the balance sheet date. Net fair value adjustments of $33,797 and $291,672 have been included in other expenses on the consolidated statements of operations for the years ended December 31, 2005 and 2004, respectively.

NOTE 8 - LONG-TERM DEBT

At December 31, 2005 and 2004, long-term debt consisted of the following:

	2005	2004

Unsecured term note payable to a corporation due October 2004 in monthly installments of $5,285, including interest at 8%.	$2,769	$26,679

Capital lease obligation payable to a corporation due November 2009 in monthly installments of $1,144, including interest at 11.7%. Secured by telephone equipment. See Notes 4 and 14.	42,972	51,788
	45,741	78,467
Less: Current maturities	11,955	35,495
Long-term debt	$33,786	$42,972

Principal maturities at December 31, 2005 are as follows:

2006	$11,955
2007	10,318
2008	11,591
2009	11,877
Total	$45,741

NOTE 9 - INCOME TAXES

The provision (benefit) for taxes on income from continuing operations for the years ended December 31, 2005 and 2004 consisted of the following:

		2005		2004

Current:
Federal	$	---	$	---
State		---		1,484
		---		1,484
Deferred:
Federal		161,169		(1,009,939)
State		(110,460)		(7,404)
		50,709		(1,017,343)
Total tax provision (benefit)		$50,709		$(1,015,859)

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2005	2004

Expense (benefit) at Federal statutory rate - 34%	$(520,389)	$(12,952)
State tax effects, net of Federal taxes	(110,460)	(4,069)
Nondeductible expenses	14,814	236,009
Taxable temporary differences	187,051	(73,533)
Deductible temporary differences	(11,157)	356,278
Net operating loss	505,575	---
Deferred tax asset valuation allowance	(14,725)	(1,517,592)
Income tax expense (benefit)	$50,709	$(1,015,859)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our total and net deferred tax assets, deferred tax asset valuation allowances and deferred tax liabilities at December 31, 2005 and 2004 are as follows:

For the year ended December 31, 2005	Federal		State	Total

Current Deferred Income Taxes
Reserve for sales returns	$42,667		$1,054	$43,721
Reserve for technical support costs	13,022		322	13,344
Accrued compensation costs	50,622		1,251	51,873
Deferred revenue	8,806		218	9,024
Reserve for bad debts	26,520		655	27,175
Operating loss carryforwards	85,091		531	85,622
	226,728		4,031	230,759
Less: Valuation allowance	141,705		3,662	145,367
Deferred income tax asset, net	$85,023		$369	$85,392

Non-current Deferred Income Taxes
State deferred tax liabilities	$7,185	$	---	$7,185
Operating loss carryforwards	2,794,956		25,101	2,820,057
	2,802,141		25,101	2,827,242
Less: Valuation allowance	1,751,338		22,804	1,774,142
Deferred income tax asset, net	1,050,803		2,297	$1,053,100
Software development costs	(240,403)		(5,939)	($246,342)
Website costs	(18,990)		(469)	(19,459)
Inventory	(10,915)		(270)	(11,185)
Property and equipment	(188)		(5)	(193)
Software license fees	(595,774)		(14,719)	(610,493)
State deferred tax assets	(1,338)		---	(1,338)
Deferred income tax liability	(867,608)		(21,402)	$(889,010)
Deferred income tax asset, net	$183,195
Deferred income tax liability, net			$(19,105)

For the year ended December 31, 2004	Federal	State	Total

Current Deferred Income Taxes
Reserve for sales returns	$34,061	$8,014	$42,075
Reserve for technical support costs	13,362	3,144	16,506
Accrued compensation costs	50,734	11,937	62,671
Deferred revenue	14,807	3,484	18,291
Reserve for bad debts	6,120	1,440	7,560
Operating loss carryforwards	285,600	1,054	286,654
	404,684	29,073	433,757
Less: Valuation allowance	129,005	4,561	133,566
Deferred income tax asset, net	$275,679	$24,512	$300,191

Non-current Deferred Income Taxes
Property and equipment, net	$2,312	$544	$2,856
Reorganization costs	1,700	400	2,100
State deferred tax liabilities	53,665	---	53,665
Operating loss carryforwards	2,555,351	3,957	2,559,308
	2,613,028	4,901	2,617,929
Less: Valuation allowance	1,774,631	4,901	1,779,532
Deferred income tax asset, net	$838,397	---	$838,397
Software development costs	$(238,438)	$(56,103)	$(294,541)
Website costs	(23,020)	(5,416)	(28,436)
Software license fees	(409,360)	(96,321)	(505,681)
State deferred tax assets	(9,739)	---	(9,739)
Deferred income tax liability	$(680,557)	$(157,840)	$(838,397)
Deferred income tax asset, net	$157,840
Deferred income tax liability, net		$(157,840)

A valuation allowance has been recorded primarily related to tax benefits associated with income tax operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable. At December 31, 2001, in accordance with SFAS No. 109, Accounting for Income Taxes, management established the valuation allowance equal to the total deferred tax assets due to the uncertainty about our ability to continue as a going concern. At December 31, 2004, management adjusted the amount of valuation allowance based on the assessment that we will continue as a going concern and will produce sufficient income in the future to realize our net deferred tax asset. The valuation allowance for deferred tax assets was increased by $6,411 and decreased by $1,602,090 during the years ended December 31, 2005 and 2004, respectively.

At December 31, 2005, we had available net operating loss carryforwards of approximately $8,470,000 for federal income tax purposes that expire in 2022. The federal carryforwards resulted from losses generated in 1996 through 2002 and 2005. We also had net operating loss carryforwards available from various state jurisdictions ranging from approximately $39,000 to approximately $841,000 that expire in 2022.

NOTE 10 - STOCKHOLDERS’ EQUITY

COMMON STOCK

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

In July 2004, we issued 295,692 non-restricted shares of common stock in settlement of an agreement with an institutional private equity investor. These shares were valued at $0.10 per share. A warrant dated March 26, 2001 to purchase up to 510,000 shares of common stock exercisable at $0.23 per share was cancelled in the settlement. See Note 11.

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

COMMON STOCK OPTIONS

In July 2004, we cancelled 190,200 vested stock options with an exercise price of $1.00 per share and 525,000 vested stock options with an exercise price of $1.03 per share. In addition, 100,000 vested stock options with an exercise price of $0.11 were voluntarily forfeited by management and 1,333 vested stock options with an exercise price of $1.00 and 38,750 vested stock options with an exercise price of $0.11 expired after termination. We apply APB Opinion No. 25 and related interpretations in accounting for our stock options. Accordingly, no compensation cost has been recognized for these stock options and therefore, there was no effect on the financial statements resulting from these cancellations. See Note 14. We did not grant any options or other stock-based awards to any of the individuals for which the options were canceled, during the six months prior to and after the option cancellation.

During 2005, 55,000 vested stock options related to terminated employees expired unexercised. We did not grant any options or other stock-based awards to any of the individuals for which the options expired, during the six months prior to and after the option expirations.

COMMON STOCK WARRANTS

In April 2004, we issued a warrant for 150,000 shares of common stock with an exercise price of $0.022 per share to our corporate counsel as payment for $3,300 of accrued legal services.

In May 2004, we issued a warrant for 600,000 shares of common stock with an exercise price of $0.15 per share to a consultant for corporate business planning, financing, and merger and acquisition assistance. This warrant was valued at $59,915 using the Black-Scholes method and recorded as an expense.

In July 2004, we cancelled a warrant for 510,000 shares of common stock with an exercise price of $0.23 per share with an institutional private equity investor in connection with a settlement in which 295,692 non-restricted shares of common stock were issued. See Note 11.

In November 2004, we issued two warrants to purchase an aggregate of 21,875,000 shares of our common stock in connection with a certain Stock Purchase Agreement completed with a New York based private investment partnership, on July 19, 2004. The first warrant entitles the holder to purchase up to 10,937,500 shares of our common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of our common stock at a price of $0.60 per share. Each warrant is subject to standard adjustment provisions.

SERIES A CONVERTIBLE PREFERRED STOCK

The rights, preferences and privileges of our Series A Preferred Stock, none of which currently remain outstanding, were as follows:

Dividends

Holders of Series A Preferred Stock were entitled to receive common stock dividends of $0.50 per share per annum, in preference to any payment of cash dividends declared or paid on shares of common stock. Dividends on Series A Preferred Stock were fully cumulative and were payable as determined by our board of directors. As of December 31, 2005 and 2004, no dividends had been declared. Series A Preferred Stock dividends, however, were paid to a stockholder as a conversion incentive during 2004.

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

SERIES B CONVERTIBLE PREFERRED STOCK

The rights, preferences and privileges of our Series B Preferred Stock, none of which currently remain outstanding, were as follows:

Dividends

The holders of Series B Preferred Stock were entitled to receive cumulative cash dividends at the rate of $1.60 per annum per share. As of December 31, 2005 and 2004, no dividends had been declared.

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

NOTE 11 - OTHER INCOME AND ADJUSTMENTS

During the year ended December 31, 2004, we settled with various vendors and content providers for lump-sum payments ranging from approximately 17% to approximately 60% of balances owed. The difference between the balance owed and the settlement amount, totaling $1,002,090, has been treated as gain from extinguishment of debt and included in other income.

During the year ended December 31, 2004, we settled an agreement with an institutional private equity investor, for early termination of the agreement. We issued 295,692 shares of common stock valued at $0.10 per share and paid a cash lump sum of $125,000. A total of $154,569 has been treated as expenses incurred in a withdrawn public offering. See Note 10. This has been included in other adjustments.

As part of the July 19, 2004 financing transaction, see Note 10, we also entered into a Registration Rights Agreement pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under each of two warrants. On November 22, 2004 we filed a registration statement on Form SB-2 covering the shares issued, as well as the shares underlying the warrants. In accordance with the terms of the Registration Rights Agreement, as amended, we had another 150 days, until April 22, 2005, to cause such registration statement to be declared effective by the SEC, with any delays in meeting this obligation resulting in our being liable to the New York based private investment firm in an amount equal to $630,000 per year, pro-rated for the duration of any such delay, which amounts to $1,726 per day.  As of December 31, 2005, we have accrued a total of $436,686 (253 days at $1,726 per day) in penalties under the terms of the Registration Rights Agreement. This has been included in other adjustments.

NOTE 12 - REBATE RESERVE ADJUSTMENT

During the year ended December 31, 2004, we recorded an adjustment to our rebates reserve in the amount of $142,039. Our reserve balance properly reflects open rebate programs and the estimated balance of each that management expects to pay. These adjustments are the result of, among other things, an internal review of the amount owed and of our ability to reach intended rebate recipients, as properly reflected by historical response rates. These adjustments to our rebate reserves have been recognized as an adjustment to revenue in accordance with EITF Issue No. 01-09.

NOTE 13 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options (see Note 14), assuming that we reinvested the proceeds to purchase additional shares at market value.

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

For the Year Ended December 31	2005	2004

Net Income (loss)	$(1,581,266)	$964,053
Common stock dividend on Preferred Series A	---	(4,125)
Net income (loss) available to common shareholders	$(1,581,266)	$959,928

Basic weighted average shares outstanding	48,619,855	34,520,754
Dilutive effect of:
Stock options	---	429,824
Warrants	---	245,262
Diluted weighted average shares outstanding	48,619,855	35,195,840

A total of 25,530,000 and 24,315,000 dilutive potential securities for the years ended December 31, 2005 and 2004, respectively, have been excluded from the computation of diluted earnings per common share, as their inclusion would be anti-dilutive.

NOTE 14 - STOCK-BASED COMPENSATION

Our 1999 Stock Incentive Plan authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to our directors, officers and other key employees. The plan has been approved by our stockholders and as such, provides certain income tax advantages to employees as provided under Sections 421, 422, and 424 of the Internal Revenue Code. Stock options are granted at an exercise price as determined by our board at the time the option is granted and may not be less than the par value of such shares of common stock. None of the options granted under the plan have been granted with an exercise price less than fair value of the common stock on the date of grant. Stock options vest quarterly over three years and have a term of up to ten years. The plan authorizes an aggregate of 1,500,000 shares of common stock may be issued. We did not grant any options under the plan during 2005 or 2004.

In addition, we issue various forms of stock-based awards including nonqualified stock options and restricted stock awards to directors, officers, other key employees and third-party consultants, outside of the plan. Awards granted outside of the plan have been granted pursuant to equity compensation arrangements that have not been approved by our stockholders. These awards are granted at an exercise price as determined by our board at the time of grant and are not less than the par value of such shares of common stock. None of the options granted outside of the plan have been granted with an exercise price less than fair value of the common stock on the date of grant. Stock options granted outside of the plan vest as determined by our board at the time of grant and have a term of up to ten years. Non-employee directors, though treated as employees for financial reporting purposes under FASB Interpretation No. 44, are excluded from the income tax advantages afforded employees by the Internal Revenue Code. We did not grant any options outside of the plan during 2005 or 2004.

We apply APB Opinion No. 25 and related interpretations in accounting for our stock options. Accordingly, no compensation cost has been recognized for outstanding stock options. Had compensation cost for our outstanding stock options been determined based on the fair value at the grant date (calculated using the Black-Scholes Option-Pricing Model) for those options consistent with SFAS No. 123, our net income (loss) and primary and diluted earnings per share would not have differed from those as reported.

Activity under our stock option plans is summarized as follows:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2003	3,290,283	$0.29
Granted	---	---
Exercised	---	---
Expired or forfeited	(140,083)	$0.12
Canceled	(715,200)	$1.02
Balance at December 31, 2004	2,435,000	$0.09
Granted	---	---
Exercised	---	---
Expired or forfeited	(55,000)	$0.11
Canceled	---	---
Balance at December 31, 2005	2,380,000	$0.08

No stock options, or any other form of stock-based awards, were granted to the individuals for whom the options were cancelled, during the six months prior to and after the cancellation.

The following table summarizes information about stock options outstanding at December 31, 2005:

Outstanding Options				Exercisable Options
Range of Exercise Prices	Outstanding at December 31, 2005	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable at December 31, 2005	Weighted-Average Exercise Price

$0.00 to $0.11	2,380,000	6.15	$0.0848	2,380,000	$0.0848

A summary of warrants to purchase shares of our common stock as of December 31, 2005 and 2004, and changes during the years then ended is as follows:

	Outstanding Warrants
	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2003	525,000	$0.09
Granted	22,625,000	$0.38
Exercised	---	---
Expired or forfeited	---	---
Canceled	---	---
Balance at December 31, 2004	23,150,000	$0.37
Granted	---	---
Exercised	---	---
Expired or forfeited	---	---
Canceled	---	---
Balance at December 31, 2005	23,150,000	$0.37

No other equity instruments were issued during 2005 to acquire goods and services (see Note 10).

NOTE 15 - RENTAL AND LEASE INFORMATION

OPERATING LEASES

We lease office space/warehouse facilities in Omaha, Nebraska under an operating lease with a third-party with terms extending through 2007. We are responsible for all taxes, insurance and utility expenses associated with this lease. There is no lease renewal option contained in the lease.

We lease office space in Naperville, Illinois under an operating lease with a third-party with terms extending through March 2006. We are responsible for all insurance expenses associated with this lease. See Note 21.

Rental expense for the years ended December 31, 2005 and 2004 amounted to $82,172 and $75,555, respectively. Rental expenses are included in capitalized software development costs. See Note 1.

At December 31, 2005, the future minimum rental payments required under these leases are as follows:

2006	$81,331
2007	31,248
Total future minimum rental payments	$112,579

CAPITAL LEASES

We lease telephone equipment under a capital lease expiring in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life. Depreciation of the asset under the capital lease is included in depreciation expense for 2005 and 2004.

The following table summarizes property held under capital leases at December 31, 2005:

Office equipment	$51,788
Less: Accumulated depreciation	12,084
Net property and equipment under capital lease	$39,704

Future minimum lease payments under capital leases as of December 31, 2005 for each of the next five years and in the aggregate are:

2006	$13,726
2007	13,726
2008	13,726
2009	12,582
2010	---
Total minimum lease payments	53,760
Less: Amount representing interest	10,788
Total obligations under capital lease	42,972
Less: Current installments of obligations under capital lease	9,186
Long-term obligation under capital lease	$33,786

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

We incurred the following non-cash investing and financing activities during the years ended December 31, 2005 and 2004, respectively:

		2005	2004

Property and equipment acquired under capital lease	$	---	$51,788
Conversion of notes payable into common stock. See Note 6.	$	---	$263,334
Common stock dividend on Preferred Series A	$	---	$4,125
Preferred stock converted into common stock	$	---	$470
Common stock and warrants issued for services	$	---	$178,929

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our net income (3% total). We accrue this bonus on a quarterly basis. Our management team consists of our Chief Executive Officer (with a base annual salary of $150,000), our Chief Financial Officer (with a base annual salary of $110,000), and our Chief Technical Officer (with a base annual salary of $150,000). In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of all accrued base salaries ($17,191 included in Accrued payroll at December 31, 2005), bonuses ($44,384 from fiscal 2004 and $-0- from fiscal 2005 included in Other current liabilities at December 31, 2005), and any vested deferred compensation ($36,631 included in Other current liabilities at December 31, 2005) for termination by reason of disability. The agreements also provide for severance compensation equal to the then base salary until the later of (i) the expiration of the term of the agreement as set forth therein or (ii) one year, when the termination is other than for cause (including termination by reason of disability). There is no severance compensation in the event of voluntary termination or termination for cause.

In 2004, we reduced our reserve for rebates payable based, in part, on our ability to meet the financial obligation of claims carried forward from our last rebate program in 2001. As such, we may have a legal obligation to pay rebates in excess of the liability recorded.

On July 19, 2004, we entered into a certain Stock Purchase Agreement pursuant to which we agreed to issue and sell 21,875,000 restricted shares of our common stock to a New York based institutional investor, at a price of $0.08 per share. Under the terms of transaction, the investor received two of our common stock purchase warrants. The first warrant entitles the holder, for a period of up to five years, to purchase up to 10,937,500 common shares at a price of $0.18 per share, subject to standard adjustment provisions.  The second warrant entitles the holder, also for a period of up to five years, to purchase up to 10,937,500 additional common shares at a price of $0.60 per share, subject to standard adjustment provisions.

As part of the financing transaction, we also entered into a certain Registration Rights Agreement with the investor pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under the warrants. On November 22, 2004, we filed a registration statement on Form SB-2 covering the shares issued to the investor, as well as the shares underlying the warrants issued to the investor. Under the terms of the Registration Rights Agreement, as amended, we had until April 22, 2005 to cause such registration statement to be declared effective by the SEC. In accordance with the terms of the Registration Rights Agreement, any delays in meeting this obligation subjected us to liability to the investor in an amount equal to $1,726 per day for the duration of any such delay. As of December 31, 2005, we have accrued a total of $436,686 (253 days at $1,726 per day) in penalties under the terms of the Registration Rights Agreement. See Note 21.

NOTE 18 - RELATED PARTY TRANSACTIONS

Our executive officers and employees, from time to time, make purchases of materials and various expense items via their personal credit cards in lieu of a corporate check for COD orders and/or prior to establishment of a line of credit with a vendor. We do not provide our employees or executive officers with corporate credit cards and reimburse these purchases promptly. We had no other transactions with related parties during the years ended December 31, 2005 and 2004.

NOTE 19 - RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We are dependent upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to us, operations could be adversely affected.

NOTE 20 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. However, as of December 31, 2005, we had a net loss of $1,581,266. In addition, we had negative working capital of $3,025,697 and $1,800,446, and had an accumulated deficit of $7,752,097 and $6,170,831 as of December 31, 2005 and 2004, respectively. Although these factors raise substantial doubt about our ability to continue as a going concern, we have taken several actions to mitigate the risk that we will be unable to continue as a going concern through December 31, 2006. These actions include expanding our in-house telemarketing efforts to increase our direct-to-consumer revenue while at the same time reducing commissions paid to third-party telemarketing firms. In addition, we have focused on reducing both our sales and marketing and general and administrative expenses to those providing the most return on investment. Finally, as indicated in Note 21, we have stopped the accrual of penalties associated with our registration statement and have negotiated extended payment terms for the penalties accrued.

NOTE 21 - SUBSEQUENT EVENTS

On February 1, 2006, the registration statement filed on November 22, 2004 was declared effective by the SEC. We accrued penalties at $1,726 per day from January 1, 2006 through January 31, 2006 ($53,506).

On March 10, 2006, we secured a twelve-month extension to our Naperville, Illinois office lease. The extension expires March 31, 2007 and continues at a base rent of $1,320 per month.

On March 31, 2006, we committed to issue a total of 438,462 restricted shares of common stock at the closing market trading price as of March 30, 2006 ($0.13) to our outside directors in lieu of cash as payment of amounts accrued for their services from the period from September 1, 2004 through March 31, 2006.

On March 31, 2006, we committed to issue a three year warrant for up to 300,000 restricted shares of common stock with an exercise price at the closing market trading price as of March 30, 2006 ($.13) to our legal counsel in lieu of cash as payment for accrued legal fees.

On April 3, 2006, we entered into a consulting agreement with a company for investor relations services. The agreement carries a twelve-month term with either party having the option of terminating the agreement at the six-month anniversary. The agreement provides for a monthly cash payment of $7,500 and 500,000 restricted shares of common stock to be delivered during the first thirty days of the agreement term. In the event that the consultant does not complete the full twelve-month term, a pro-rata portion of 360,000 restricted shares of common stock will be returned to us.

On April 7, 2006, we signed a two-year, $336,000, 8% promissory note with the New York based institutional investor for payment of the unpaid registration rights penalties. The note agreement calls for monthly installments of $10,000, beginning May 1, 2006, for the first twelve months and $20,000 per month thereafter. Any overdue principal bears interest at 15% and is due on demand.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no previously unreported events under this Item 8 during the fiscal year ended December 31, 2005.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Formation of Disclosure Controls and Procedures Officer Committee

Our Disclosure Controls and Procedures Officer Committee (the “Disclosure Policy Committee”) was formed in September 2002 and reports directly to our Chief Executive Officer and Chief Financial Officer. The Disclosure Policy Committee has implemented disclosure controls and procedures that meet the standards established by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Disclosure Controls and Procedures

The Disclosure Policy Committee is primarily responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported in a timely manner as specified in the rules and forms set forth by the SEC and that the information required to be disclosed in our reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Evaluation of Disclosure Controls and Procedures and Annual Report on Internal Control over Financial Reporting

The Disclosure Policy Committee meets quarterly within one week of the last day of the period in which a given report is due. Members provide information that is documented in the Quarterly Control and Procedures Report for the period in which a quarterly 10-QSB or annual 10-KSB report is due. This report contains attestations and documentation in regard to the following:

▪	The fact that disclosure controls and procedures have been reviewed as of the end of the period covered by a given report;
▪	Any concerns regarding weaknesses in disclosure controls and procedures;
▪	Any concerns relating to events that may require disclosure;
▪	Any concerns relating to internal fraud/defalcation;
▪	Potential material losses;
▪	New off-balance sheet arrangements; and
▪	Material amounts not reflected on the general ledger.

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

Our CEO and CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this annual report on Form 10-KSB. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods.

During the course of their evaluation our CEO and CFO did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures. Furthermore, because there were no significant deficiencies and/or material weaknesses discovered no remedial measures were necessary or taken during the period covered by this report to correct any such deficiencies.

(c) Changes in Internal Control over Financial Reporting

No changes in our disclosure controls and procedures, internal control over financial reporting or other factors have occurred during the fiscal quarter covered by this report that would materially affect or be reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

There were no reportable events under this Item 8B during the fiscal quarter ended December 31, 2005.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and executive officers and their ages as of March 31, 2006 were as follows:

Name	Age	Position
Steven Malone	39	Director, Chairman of the Board and President
Henry M. Washington, Ph.D.	62	Director
John A. Kuehne, CA	48	Director
Kirk R. Rowland, CPA	46	Director and Chief Financial Officer
William Terrill	49	Chief Technology Officer
Brittian Edwards	43	Vice President, CBA Sales and Licensing
Chad Grosse-Rhode	36	Vice President, Sales and Marketing

Steven Malone — Chairman of the Board of Directors, President and Chief Executive Officer

Mr. Malone has served as our President and Chief Executive Officer since March 2001 and as a director and Chairman of the Board since February 2002. Between July 2000 and March 2001, Mr. Malone was Senior Vice President and between June 1999 and July 2000 he was a Vice President. Mr. Malone possesses over eighteen years of experience in the computer industry, with the last twelve focused on software sales. As a National Account Manager from 1992 to 1996 for Grolier Interactive, he was responsible for their largest retail and distribution accounts. As Director of Corporate Sales from 1996 to 1998 for Software Publishing Corporation, he was responsible for the on-going sales growth of premiere corporate products, such as the award winning Harvard Graphics, as well as the introduction of several new products to the corporate marketplace. As Director of Sales from 1998 to1999 for InfoUSA, he was responsible for sales and marketing of InfoUSA’s products to retail, distribution, OEM and corporate accounts.

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

John A. Kuehne, CA - Director

Mr. Kuehne has served as one of our directors since December 2000. He is also currently a management consultant and the President of SmallCap Corporate Partners Inc., (www.smallcap.ca), a corporate finance and investor communications advisory firm for microcap public companies. He has held this position since August 2003. Prior to SmallCap, Mr. Kuehne served as a management consultant with Alliance Corporate Services Inc. from July 2000 through to June 2003. Mr. Kuehne worked in finance and accounting for Deloitte & Touche for eight years. He also has industry experience, including over seven years with Doman Industries Limited (1990 to 1999), a large private Canadian forest products company, where he eventually became Chief Financial Officer. As the CFO of Doman Industries, Mr. Kuehne gained practical experience in corporate finance and mergers and acquisitions, completing a $125 million senior note issue through Bear Stearns and the $140 million acquisition of Pacific Forest Products. Mr. Kuehne holds a Bachelor of Commerce degree from the University of Alberta (1984) and a Masters of Management from the J.L.Kellogg Graduate School of Management at Northwestern University (1990). From June 2000 to May 2004 he served as a director of Prospector Consolidated Resources Inc., a Canadian public company. From January 2003 to November 2004 he served as a director of Beau Pre Explorations Ltd., also a Canadian public company. Mr. Kuehne qualified as a Canadian Chartered Accountant in 1983 and as an American Certified Public Accountant in 1985.

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

William Terrill - Chief Technology Officer

Mr. Terrill rejoined us in July 2002 as our Chief Technology Officer after having been involved with us from July 1999 to July 2000. He has over 26 years of experience managing software divisions and technology efforts for us, The Learning Company, Mindscape, and The Software Toolworks. As Vice President of the Parsons Church Division for The Learning Company, from January 1999 to July 1999, Mr. Terrill managed a 30% annual revenue increase and shared responsibilities in the transaction that resulted in our acquiring that division. Mr. Terrill was the Senior Vice President Reference Products Division for Mindscape from 1989 to 1995 managing revenues exceeding $14 million. He has extensive experience managing international software development teams in China, Singapore, United Kingdom, India, and Russia. Mr. Terrill has experience with joint ventures, spin-offs, mergers, IPOs, and corporate acquisitions. In addition, Mr. Terrill has lead software product marketing teams and content/media acquisition efforts for over ten years. As a consultant from 1996 to 1998, Mr. Terrill has extensive experience leading large-scale product development and information technology efforts for Navistar, Nalco Chemical, American Express, Motorola, and IBM Global Services. From July 2000 to July 2002, Mr. Terrill served as the IT Integration Program Manager for Blue Diamond Joint Venture between Ford Motor Company and International Truck and Engine Corporation.

Brittian Edwards - Vice President of CBA Sales and Licensing

Mr. Edwards has served as our Vice President of CBA Sales and Licensing since July 2004. Mr. Edwards served as our Vice President of Sales from April 2002 to July 2004 and director of Christian Booksellers Association Sales from July 1999 to April 2002. Mr. Edwards has been in the Christian Booksellers Association marketplace for more than 18 years. He began his career in 1988 with LifeWay Christian Resources as LifeWay Christian Stores retail manager. He then worked successfully for Genesis Marketing Group from 1994 to 1995 as a Sales Manager for Texas, Oklahoma, Louisiana and New Mexico. From there he served as a Product Manager for the largest Christian distributor, Spring Arbor, which is now owned by Ingram Book Group. He left Spring Arbor as National Sales Manager in 1988 to become the National Sales Manager for Parsons Technology, then owned by Broderbund.

Chad Grosse-Rhode - Vice President of Sales and Marketing

Mr. Grosse-Rhode joined us in August 2004 as our Vice President of Sales and Marketing. Mr. Grosse-Rhode was most recently with Summitsoft Corporation, (www.summisoftcorp.com), from July 2003 to July 2004, where he served as the Vice President of Sales and Marketing. Summitsoft produces a full line of small business software products, which are available in both PC and Macintosh® platforms and are sold in most major secular retail outlets. Prior to Summitsoft, Mr. Grosse-Rhode was General Manager of NewLeadsUSA from April 1995 to June 2003, which is a subsidiary of InfoUSA. In this role, Mr. Grosse-Rhode managed the compilation, production, marketing and sales of multiple direct marketing databases. Mr. Grosse-Rhode has over 11 years of senior management experience in both sales and marketing.

Board of Directors Committees

At March 31, 2006, we had two standing committees each comprised of members of our board of directors; our audit committee and compensation committee.

Our audit committee was first formed in December 2000. At March 31, 2006, the members of our audit committee included John A. Kuehne and Dr. Henry M. Washington, one member, John A. Kuehne, a “financial expert” (as defined in Regulation 228.401(e)(1)(i)(A) of Regulation S-B). Mr. Kuehne and Dr. Washington both qualified as “independent” directors under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934, as amended.

Our compensation committee was first formed in July 2003. At March 31, 2006, the members of our compensation committee included Dr. Henry M. Washington and John A. Kuehne.

On March 31, 2006, Dr. Washington resigned as a member of our board of directors as a result of other professional obligations, leaving us with only one independent director and causing the entire board to temporarily function as the audit and compensation committee. As of the date of the filing of this annual report on Form 10-KSB for the fiscal year ended December 31, 2005, and despite our efforts to do so, we have not yet identified a suitable replacement.

Disclosure Policy Committee

Since September 2002, we have had a Disclosure Controls and Procedure Officer Committee (the “Disclosure Policy Committee). The current members of the Disclosure Policy Committee include Steven Malone, John A. Kuehne, and Kirk R. Rowland. The Disclosure Policy Committee has implemented disclosure controls and procedures that meet the standards established by Rule 13a-15 of the Securities Exchange Act of 1934, as amended.

Code of Ethics

We have adopted the Code of Ethics attached as Exhibit 14.1 to this Form 10-KSB for our senior financial officers and the principal executive officer.

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

The following table sets forth the compliance reporting under Section 16(a) for the fiscal year ended December 31, 2005.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Steven Malone	---	1	---
Barron Partners, LP	---	1	---

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation awarded to, earned by or paid, for each of the last three fiscal years to our Chief Executive Officer and each of our executive officers earning a total annual salary and bonus of $100,000 or more during any such fiscal year. Steven Malone has served as our President and Chief Executive Officer since March 2001. William Terrill has served as our Chief Technology Officer since July 2002. Kirk R. Rowland has served as our Chief Financial Officer and director since April 2002. No other individuals employed by us earned a total annual salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2005.

							Long Term Compensation Awards
		Annual Compensation					Awards			Payouts
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options/SARs (#)		LTIP Payouts		All Other Compensation
Steven Malone	2005	$150,000	$	---	$	---	$	---	---	$	---	$	---
President and Chief Executive Officer	2004	$150,000		$22,192	$	---	$	---	---	$	---	$	---
	2003	$150,000		$18,079	$	---	$	---	---	$	---	$	---
William Terrill	2005	$150,000	$	---	$	---	$	---	---	$	---	$	---
Chief Technology Officer	2004	$150,000		$22,192	$	---	$	---	---	$	---	$	---
	2003	$150,000		$18,079	$	---		$14,536	500,000	$	---	$	---
Kirk R. Rowland	2005	$110,000	$	---	$	---	$	---	---	$	---	$	---
Chief Financial Officer	2004	$108,846		$22,192	$	---	$	---	---	$	---	$	---
	2003	$82,306		$18,079	$	---	$	---	---	$	---	$	---

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

We did not grant stock options/SARs, and no executive exercised any stock options/SARs previously granted, during the fiscal year ended December 31, 2005.

Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Steven Malone	---	---	---	N/A
William Terrill	---	---	---	N/A
Kirk R. Rowland	---	---	---	N/A

The following table sets forth the number of stock options/SARs held by the executive officers named in the Summary Compensation Table for the fiscal year ended December 31, 2005 and the value of unexercised “in-the-money” stock options/SARs held which represents the positive difference between the exercise price and the market price at fiscal year end. No such executive exercised any stock options/SARs during the fiscal year 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)		Value Realized ($)	Number of Unexercised Options/SARs at Fiscal Year End (#)		Value of Unexercised “In-the-Money” Options/ SARs at Fiscal Year End ($)
Steven Malone	---	$	---	250,000	$	---
William Terrill	---	$	---	1,000,000		$50,000
Kirk R. Rowland	---	$	---	150,000	$	---

DIRECTOR COMPENSATION

Pursuant to authority granted under Article III, Section 13 of our bylaws, non-officer directors are entitled to such compensation as our board of directors shall from time to time determine. On July 25, 2003, we resolved to issue each of our outside directors 300,000 shares of common stock valued at $0.045 per share in lieu of cash and meeting fees, for the period April 1, 2002 through June 30, 2003. On June 4, 2004, we resolved to issue our outside directors a total of 324,074 shares of common stock valued at $0.081 per share in lieu of cash and meeting fees, for the period July 1, 2003 through August 31, 2004. These shares were issued on September 9, 2004. We have accrued $48,000 in director’s fees for our outside directors for the period of September 1, 2004 through December 31, 2005, of which on March 31, 2006, we resolved to issue our outside directors a total of 438,462 shares of common stock valued at $0.13 per share in lieu of cash and meeting fees, for the period September 1, 2004 through March 31, 2006.

EMPLOYMENT AGREEMENTS

Mr. Malone is employed by us pursuant to a two-year employment agreement extension, which extension commenced on March 31, 2006, and which is a term extension to the previous employment agreement originally dated July 25, 2003. The original agreement provided for a base annual salary equal to $150,000 and an annual bonus equal to 1% of our net income. In the event Mr. Malone is terminated by us for reason other than cause, we are required to pay him his then base salary until the later of (i) the expiration of the employment agreement or (ii) one year. Mr. Malone has agreed to refrain from competing with us for a period of one year following the termination of his employment.

Mr. Terrill is employed by us pursuant to a two-year employment agreement extension, which extension commenced on March 31, 2006, and which is a term extension to the previous employment agreement originally dated June 7, 2002. The original agreement provided for a base annual salary equal to $150,000, an annual bonus equal to 1% of our net income, 500,000 stock options upon his start date at an exercise price of $0.05 per share, and an additional 500,000 stock options upon the one year anniversary of his start date based on performance criteria outlined in a separate agreement. The agreement also included a signing cash bonus of $10,000, which was converted on July 25, 2003 into 250,000 common shares at the market price of $0.04 per share, the quoted trading price on the date the agreement was reached. In the event Mr. Terrill is terminated by us for reason other than cause, we are required to pay him his then base salary until the later of (i) the expiration of the employment agreement or (ii) one year. Mr. Terrill has agreed to refrain from competing with us for a period of one year following the termination of his employment.

Mr. Rowland is employed by us pursuant to a two-year employment agreement extension, which extension commenced on March 31, 2006, and which is a term extension to the previous employment agreement originally dated July 25, 2003. The original agreement provided for a base annual salary equal to $110,000 and an annual bonus equal to 1% of our net income. In the event Mr. Rowland is terminated by us for reason other than cause, we are required to pay him his then base salary until the later of (i) the expiration of the employment agreement or (ii) one year. Mr. Rowland has agreed to refrain from competing with us for a period of one year following the termination of his employment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The tables below set forth information regarding the beneficial ownership of our common stock as of March 31, 2006. The information in these tables provides the ownership information for:

▪	each person known by us to be the beneficial owner of more than 5% of our common stock;
▪	each of our directors and executive officers; and
▪	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 49,058,317 shares of common stock currently outstanding (reflects a 1-for-50 reverse stock-split of our common stock that occurred in 1997 and a 1-for-20 reverse stock-split of our common stock that occurred on March 18, 1998) and 23,150,000 additional shares potentially acquired within sixty days, for a total of 72,208,317 shares. The address of each person listed is in care of Findex.com, Inc., 11204 Davenport Street, Suite 100, Omaha, Nebraska 68154.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Barron Partners, LP (1)	43,750,000	60.6%

(1) Consists of warrants to acquire up to 21,875,000 shares of common stock, all of which are presently exercisable and 21,875,000 shares of common stock directly owned.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Steven Malone (1)	2,143,111	3.0%
Common Stock	Henry M. Washington (2)	1,729,179	2.4%
Common Stock	John A. Kuehne (3)	1,984,157	2.8%
Common Stock	Kirk R. Rowland (4)	1,819,111	2.5%
Common Stock	William Terrill (5)	1,751,127	2.4%
Common Stock	All officers and directors as a group (5 persons)	9,426,685	13.1%

(1) Consists of stock options to acquire up to 250,000 shares of common stock, all of which are presently exercisable, 1,719,111 shares of common stock directly owned, and stock options to acquire up to 50,000 shares of common stock all of which are presently exercisable and 124,000 shares of common stock indirectly owned through spouse.

(2) Consists of stock options to acquire up to 175,000 shares of common stock, all of which are presently exercisable and 1,554,179 shares of common stock directly owned.

(3) Consists of stock options to acquire up to 175,000 shares of common stock, all of which are presently exercisable and 1,809,157 shares of common stock directly owned.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As part of the July 19, 2004 financing transaction with Barron Partners, LP, we entered into a certain Registration Rights Agreement pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under each of two warrants. On November 22, 2004 we filed a registration statement on Form SB-2 covering the shares issued to Barron Partners, as well as the shares underlying the warrants issued to Barron Partners. In accordance with the terms of the Registration Rights Agreement, as amended, we had another 150 days, until April 22, 2005, to cause such registration statement to be declared effective by the SEC, with any delays in meeting this obligation resulting in our being liable to Barron Partners in an amount equal to $630,000 per year, pro-rated for the duration of any such delay, which amounts to $1,726 per day.

As of December 31, 2005, we had accrued a total of approximately $437,000 (253 days at $1,726 per day) in penalties under the terms of the Registration Agreement, inclusive of an adjustment made pursuant to a tentative verbal agreement reached with Barron Partners in April 2005, wherein, in relation to the associated accruing penalties, we agreed to pay Barron Partners an amount in cash equal to $100,000 to toll the accrual of further penalties until June 21, 2005. Although this amount has been paid in full, in two equal installments of $50,000 on each of April 22, 2005 and July 8, 2005, penalties in the amount of $1,726 per day continued to accrue from June 21, 2005 until the registration statement was declared effective on February 1, 2006 by the SEC. We had experienced continued delays in effectiveness of the registration statement due principally to ongoing efforts made necessary by our determination to restate certain of our historical financial information. The amount paid by us to date ($150,000 as of March 31, 2006) to satisfy this obligation, and the continued delays in our ability to cause the registration statement to be declared effective coupled with additional amounts which we are required to pay, has had a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a corresponding reduction in our net income and the net loss for the year.

As of March 31, 2006, Barron Partners owns 45% of our outstanding common stock and, subject to the restrictions contained in Article VII, subsection B of our articles of incorporation, controls the vote associated with such shares.

ITEM 13. EXHIBITS.

No.	Description of Exhibit

2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10
Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14
Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

14.1	Code of Ethics, adopted by Board of Directors April 17, 2006. FILED HEREWITH.

16.1	Letter from Chisholm, Bierwolf, & Nilson, P.C., dated January 3, 2006 regarding change in certifying accountant, incorporated by reference to Exhibit 16.1 on Form 8-K/A filed on January 4, 2006.

21.1	Subsidiaries of Findex.com, Inc. as of December 31, 2005. FILED HEREWITH.

31.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated April 17, 2006. FILED HEREWITH.

31.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated April 17, 2006. FILED HEREWITH.

32.1
Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated April 17, 2006. FILED HEREWITH.

32.2
Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated April 17, 2006. FILED HEREWITH.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal independent accountants for our last two fiscal years, Chisholm, Bierwolf &Nilson, LLC. On December 22, 2005, upon recommendation of our Audit Committee, our Board of Directors dismissed Chisholm, Bierwolf &Nilson, LLC and engaged Brimmer, Burek & Keelan LLP, as our principal independent accountants for the fiscal year ended December 31, 2005, we have not been billed by Brimmer, Burek & Keelan with respect to our last two fiscal years.

		2005		2004
Audit fees		$20,446		$8,390
Audit-related fees	$	---	$	---
Tax fees	$	---	$	---
All other fees	$	---	$	---
All other fees, including tax consultation and preparation	$	---	$	---

All audit fees are approved by our audit committee and board of directors. Neither Chisholm, Bierwolf & Nilson, LLC nor Brimmer, Burek & Keelan LLP provided any non-auditing services to us.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

By: /s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: April 17, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President and Chief	April 17, 2006
Steven Malone	Executive Officer (principal executive officer)

/s/ John A. Kuehne	Director	April 17, 2006
John A. Kuehne

/s/ Kirk R. Rowland	Director and Chief Financial Officer	April 17, 2006
Kirk R. Rowland	(principal financial and accounting officer)