Form 10QSB
period 2006-03-31
FINDEX COM INC
filed 2006-05-22
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 49,058,317 common shares as of May 19, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$53,668	$119,560
Accounts receivable, trade, net	340,023	405,380
Inventory	162,050	214,604
Other current assets	131,310	128,206
Total current assets	687,051	867,750
Property and equipment, net	105,886	114,191
Software license, net	1,636,399	1,762,276
Capitalized software development costs, net	586,171	707,067
Other assets	202,843	253,001
Total assets	$3,218,350	$3,704,285

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$413,313	$556,042
Accrued royalties	452,707	472,548
Derivative liabilities	2,671,334	2,062,462
Other current liabilities	469,346	802,395
Total current liabilities	4,006,700	3,893,447
Long-term obligations	275,545	52,891
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	49,058	48,620
Paid-in capital	7,525,940	7,461,424
Retained (deficit)	(8,638,893)	(7,752,097)
Total stockholders’ equity	(1,063,895)	(242,053)
Total liabilities and stockholders’ equity	$3,218,350	$3,704,285

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31,	2006	2005

Revenues, net of reserves and allowances	$1,098,791	$1,677,414
Cost of sales	463,612	508,785
Gross profit	635,179	1,168,629
Operating expenses:
Sales and marketing	98,611	427,447
General and administrative	586,555	635,718
Other operating expenses	145,883	146,421
Total operating expenses	831,049	1,209,586
Loss from operations	(195,870)	(40,957)
Other income	361	514
Other expenses	(2,293)	(4,370)
Registration rights penalties	(49,314)	---
Loss on valuation adjustment of derivatives	(608,872)	(218,748)
Loss before income taxes	(855,988)	(263,561)
Provision for income taxes	(30,808)	149,489
Net loss	(886,796)	(114,072)
Retained deficit at beginning of year	(7,752,097)	(6,170,833)
Retained deficit at end of period	$(8,638,893)	$(6,284,905)

Net loss per share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

Weighted average shares outstanding:
Basic	48,766,009	48,619,855
Diluted	48,766,009	48,619,855

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,	2006	2005

Cash flows from operating activities:
Cash received from customers	$1,138,412	$1,707,292
Cash paid to suppliers and employees	(1,135,406)	(1,456,683)
Other operating activities, net	3,872	(3,076)
Net cash provided by operating activities	6,878	247,533
Cash flows from investing activities:
Software development costs	(63,231)	(264,649)
Other investing activities, net	(7,342)	(14,581)
Net cash (used) by investing activities	(70,573)	(279,230)
Cash flows from financing activities:
Payments made on long-term notes payable	(2,197)	(26,521)
Net cash (used) by financing activities	(2,197)	(26,521)
Net (decrease) in cash and cash equivalents	(65,892)	(58,218)
Cash and cash equivalents, beginning of year	119,560	341,359
Cash and cash equivalents, end of period	$53,668	$283,141

Reconciliation of net loss to cash flows from operating activities:
Net loss	$(886,796)	$(114,072)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Software development costs amortized	184,128	182,688
Loss on fair value adjustment of derivatives	608,872	218,748
Provision for bad debts	---	653
Depreciation & amortization	145,883	145,768
Loss on disposal of property, plant and equipment	---	1,715
Change in assets and liabilities:
Decrease in accounts receivable	65,357	48,924
Decrease (increase) in inventories	52,554	(14,047)
Decrease in refundable taxes	5,764	---
Decrease in prepaid expenses	62,241	51,841
(Decrease) in accrued royalties	(19,841)	(33,770)
(Decrease) in accounts payable	(134,771)	(114,952)
Increase in income taxes payable	---	180
Increase (decrease) in deferred taxes	30,808	(149,669)
(Decrease) increase in other liabilities	(107,321)	23,526
Net cash provided by operating activities	$6,878	$247,533

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in our Form 10-KSB for the fiscal year ended December 31, 2005.

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

INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives. Our software license is amortized over a 10-year useful life.

SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $2,624,274, less accumulated amortization of $2,038,104 at March 31, 2006.

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

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $52,232 and $37,080 for the three months ended March 31, 2006 and 2005, respectively, included in General and administrative expenses.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in other assets on our condensed consolidated balance sheets, were $105,308, less accumulated amortization of $53,815 at March 31, 2006.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during the three months ended March 31, 2006 and 2005 and maintain a reserve for rebate claims remaining unpaid from 2000 and 2001.

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

Customer Service and Technical Support

Customer service and technical support costs include the costs associated with performing order processing, answering customer inquiries by telephone and through websites, email and other electronic means, and providing technical support assistance to our customers. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. The technical support is provided within one year after the associated revenue is recognized and free product enhancements (bug fixes) are minimal and infrequent. We accrue the estimated cost of providing this free support upon product shipment and include it in cost of sales.

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

When discontinued operations, extraordinary items, and/or the cumulative effect of an accounting change are present, income before any of such items on a per share basis represents the “control number” in determining whether potential shares of common stock are dilutive or anti-dilutive. Thus, the same number of potential shares of common stock used in computing diluted EPS for income from continuing operations is used in calculating all other reported diluted EPS amounts. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be anti-dilutive. In addition, certain options and warrants are considered anti-dilutive because the exercise prices were above the average market price during the period. Anti-dilutive shares are not included in the computation of diluted EPS, in accordance with SFAS No. 128. A total of 25,730,000 and 25,315,000 dilutive potential securities for the three months ended March 31, 2006 and 2005, respectively, have been excluded from the computation of diluted earnings per common share, as their inclusion would be anti-dilutive.

RECLASSIFICATIONS

Certain accounts in our 2005 financial statements have been reclassified for comparative purposes to conform with the presentation in our 2006 financial statements.

NOTE 2 - INVENTORIES

At March 31, 2006, inventories consisted of the following:

Raw materials	$97,442
Finished goods	64,608
Inventories	$162,050

NOTE 3 - DERIVATIVES

At March 31, 2006, the derivative liability consisted of the following:

Warrant A	$59,820
Warrant B	1,337,215
Warrant C	1,274,299
Derivatives	$2,671,334

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

	Warrant A	Warrant B	Warrant C
Expected term - years	1.08	3.30	3.30
Stock price at March 31, 2006	$0.13	$0.13	$0.13
Expected dividend yield	0%	0%	0%
Expected stock price volatility	235%	212%	212%
Risk-free interest rate	4.77%	4.71%	4.71%

The warrants are revalued at each balance sheet date by using the parameters above, reducing the expected term to reflect the passing of time, and using the stock price at the balance sheet date. Net fair value adjustments of $608,872 and $218,748 have been included in other expenses on the consolidated statements of operations for the three months ended March 31, 2006 and 2005, respectively.

NOTE 4 - INCOME TAXES

The provision (benefit) for taxes on net income for the three months ended March 31, 2006 and 2005 consisted of the following:

		2006		2005
Current:
Federal	$	---	$	---
State		---		180
		---		180
Deferred:
Federal		31,844		(141,093)
State		(1,036)		(8,576)
		30,808		(149,669)
Total tax provision (benefit)		$30,808		$(149,489)

NOTE 5 - STOCKHOLDERS’ EQUITY

COMMON STOCK

In March 2006, we committed to issue a total of 145,154 restricted shares of common stock to each of our then outside directors (a total of 438,462 shares), at the closing price as of March 30, 2006 ($0.13), in lieu of cash payments of amounts accrued for their services as members of our board from the period of September 1, 2004 through March 31, 2006. This issuance was valued at $57,000.

COMMON STOCK WARRANTS

In March 2006, we committed to issue a 3-year warrant to purchase up to 300,000 restricted shares of our common stock with, at a price per share of $0.13, to our legal counsel, in lieu of cash as payment for certain accrued legal fees. This warrant was valued at $7,958 based on the negotiated fair value of the services provided as prescribed by SFAS No. 123(R), Share-Based Payments, for share-based transactions with nonemployees.

NOTE 6 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of our outstanding common stock options and warrants, assuming that we reinvested the proceeds to purchase additional shares at market value.

The following table shows the amounts used in computing earnings per common share and the effect on income and the average number of shares of dilutive potential common stock:

For the Three Months Ended March 31	2006	2005
Net Loss	$(886,796)	$(114,072)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(886,796)	$(114,072)

Basic weighted average shares outstanding	48,766,009	48,619,855
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	48,766,009	48,619,855

A total of 25,730,000 and 25,315,000 dilutive potential securities for the three months ended March 31, 2006 and 2005, respectively, have been excluded from the computation of diluted earnings per common share, as their inclusion would be anti-dilutive.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial statements taken as a whole.

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our net income (3% total). We accrue this bonus on a quarterly basis. Our management team consists of our Chief Executive Officer (with a base annual salary of $150,000), our Chief Financial Officer (with a base annual salary of $110,000), and our Chief Technology Officer (with a base annual salary of $150,000). In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of all accrued base salaries ($8,488 included in Other current liabilities at March 31, 2006), bonuses ($44,384 included in other current liabilities at March 31, 2006), and any vested deferred vacation compensation ($36,826 included in other current liabilities at March 31, 2006) for termination by reason of disability. The agreements also provide for severance compensation equal to the then base salary until the later of (i) the expiration of the term of the agreement as set forth therein or (ii) one year, when the termination is other than for cause (including termination by reason of disability). There is no severance compensation in the event of voluntary termination or termination for cause.

In 2003 and 2004, we reduced our reserve for rebates payable based, in part, on our ability to meet the financial obligation of claims carried forward from our last rebate program in 2001. As such, we may have a legal obligation to pay rebates in excess of the liability recorded.

NOTE 8 - RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We depend upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to us, operations could be adversely affected.

NOTE 9 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of March 31, 2006, we had a net loss of $886,796, and negative working capital of $3,319,649 and $3,025,697, and an accumulated deficit of $8,638,893 and $7,752,097 as of March 31, 2006 and December 31, 2005, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2006, we have taken several measures to mitigate against this risk, including expanding our in-house telemarketing efforts to increase our direct-to-consumer revenue while at the same time reducing commissions paid to third-party telemarketing firms. In addition, we are focused on distilling both our sales and marketing, and general and administrative expenses to include only those providing the most return on investment. Finally, as indicated in Note 10, we have stopped the accrual of penalties associated with our registration statement and have negotiated extended payment terms for the penalties accrued.

NOTE 10 - SUBSEQUENT EVENTS

On April 3, 2006, we entered into a consulting agreement with a company for investor relations services. The agreement carries a twelve-month term with either party having the option to terminate at the six-month anniversary. The agreement provides for a monthly cash payment of $7,500 and 500,000 restricted shares of common stock to be delivered during the first thirty days of the agreement term. In the event that the consultant does not complete the full twelve-month term, a pro-rata portion of 360,000 restricted shares of common stock will be returned to us.

On April 7, 2006, we signed a two-year, $336,000, 8% promissory note with the New York based institutional investor for payment of the unpaid registration rights penalties. The note agreement calls for monthly installments of $10,000, beginning May 1, 2006, for the first twelve months and $20,000 per month thereafter. Any overdue principal bears interest at 15% and is due on demand. The accrued, unpaid registration rights penalties at March 31, 2006 have been classified as long-term obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-QSB, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things (i) our liquidity and capital resources, (ii) our financing opportunities and plans, (iii) our ability to attract customers to generate revenues, (iv) competition in our business segment, (v) market and other trends affecting our future financial condition or results of operations, (vi) our growth strategy and operating strategy, and (vii) the declaration and/or payment of dividends.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that might cause such differences include, among others, those set forth in Part I, Item 2 of this quarterly report on Form 10-QSB, entitled “Management’s Discussion and Analysis or Plan of Operation”, and including without limitation the ”Risk Factors” contained in the company’s annual report on Form 10-KSB for the period ending December 31, 2005. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

This information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this quarterly report, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

MANAGEMENT OVERVIEW

During the first quarter of 2006, we released two new editions of our flagship product, QuickVerse®. QuickVerse® 2006 Parable Edition, with a suggested retail price of $49.95, and QuickVerse® Bible Suite, with a suggested retail price of $29.95. QuickVerse® 2006 Parable Edition is sold exclusively at Parable® retail outlets and through Parable®’s website, at www.parable.com, and unlike other QuickVerse® editions, QuickVerse® 2006 Parable contains exclusive Parable® content such as Books That Change Lives and Standing Firm Devotional. QuickVerse® Bible Suite is sold exclusively to the secular market and appeals to those customers seeking their first Bible study software. Comparatively, during the first quarter of 2005, we released an upgrade to our top-selling financial and data management software, Membership Plus®. In addition, we introduced two new QuickVerse® editions, QuickVerse® 2005 Essentials, with a suggested retail price of $49.95, and QuickVerse® 2005 Platinum, with a suggested retail price of $799.95. Although we did not release an upgrade version of Membership Plus® during the first quarter of 2006, we do anticipate releasing one in late May or early June 2006. Despite our decreased gross revenues during the first quarter of 2006, and although there can be no assurance, we anticipate that revenues will increase throughout the 2006 fiscal year based upon the recent expansion of our internal development team, our development schedule for the fiscal year, and the broadened content made available for our QuickVerse® products.

Results Of Operations for Quarters Ending March 31, 2006 and March 31, 2005

Statement of Operations for Three Months Ended March 31	2006	2005	Change	%
Net revenues	$1,098,791	$1,677,414	$(578,623)	34%
Cost of sales	463,612	508,785	(45,173)	9%
Gross profit	$635,179	$1,168,629	$(533,450)	46%
Total operating expenses	(831,049)	(1,209,586)	378,537	31%
Registration rights penalties	(49,314)	---	(49,314)	100%
Loss on fair value adjustment of derivatives	(608,872)	(218,748)	(390,124)	178%
Other income (expenses)	(1,932)	(3,856)	1,924	50%
Loss before income taxes	$(855,988)	$(263,561)	$(592,427)	225%
Provision for income taxes	(30,808)	149,489	(180,297)	121%
Net loss	$(886,796)	$(114,072)	$(772,724)	677%

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating only approximately 29% of our annual sales.

Our gross profit decreased approximately $533,000 from a gross profit of approximately $1,168,000 for the three months ended March 31, 2005 to a gross profit of approximately $635,000 for the three months ended March 31, 2006. Further, we incurred a net loss of approximately $887,000 for the three months ended March 31, 2006, representing an increase of approximately $773,000 in our net loss from approximately $114,000 for the three months ended March 31, 2005. These negative results of operations are primarily attributable to the following:

For the three months ended March 31, 2006:

▪
our gross revenues decreased approximately $802,000 to approximately $ 1,182,000 for the three months ended March 31, 2006 from approximately $1,984,000 for the three months ended March 31, 2005. This decrease is primarily attributable to the following:

	▪	the lack of product releases during the three months ended March 31, 2006 compared to the three months ended March 31, 2005;

▪
a delay in our annual release of Membership Plus®, which typically is released in the month of February, but due to the unexpected loss of our primary developer for Membership Plus®, is anticipated for release in May or June 2006; and

	▪	the early release of an upgrade to our flagship product, QuickVerse®, which was released in September 2005 (nine months following the release of our 2004 upgrade);

▪	we incurred liquidated damage penalties of approximately $49,000 in connection with our failure to meet certain contractual registration obligations; and

▪	we recognized a loss of approximately $609,000 related to the fair value adjustment of derivatives.

Offsetting to some degree the negative results of operations detailed above were two positive developments during the three months ended March 31, 2006. First, our registration statement filed on Form SB-2, originally filed on November 22, 2004, was declared effective by the SEC on February 1, 2006, and therefore, the liquidated damage penalties have stopped accruing. Second, we were able to remain cash positive despite our decrease in gross revenues for the three months ended March 31, 2006.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. Estimated returns are also based upon a percentage of total retail and direct sales. Direct sales accounted for approximately 61% of our 2005 fiscal year revenue. We account for cash considerations (such as sales incentives - rebates and coupons) that we give our customers as a reduction of revenue rather than as an operating expense. Product revenue is also reduced for the estimated redemption of end-user rebates on certain current product sales. We did not have any rebate programs during the three months ended March 31, 2005 and 2006, respectively.

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

Product returns from distributors and Christian bookstores are allowed primarily in exchange for new products or for credit towards purchases as part of a stock-balancing program. These returns are subject to certain limitations that may exist in the contract. Under certain circumstances, such as termination or when a product is defective, distributors and bookstores could receive a cash refund if returns exceed amounts owed. Returns from sales made directly to the consumer are accepted within 45 days of purchase and are issued a cash refund. Product returns, price protections or price concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results. We anticipate implementing a price protection program within the third quarter of 2006 on our current QuickVerse® 2006 titles within the Christian Booksellers Association retail channel in order to prepare for our next updated release of QuickVerse® 2007. QuickVerse® 2007 is anticipated to be released in September 2006.

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

Shipping and handling costs in connection with our software products are expensed as incurred and included in cost of sales.

Revenues for Three Months Ended March 31	2006	% to Sales	2005	% to Sales	Change	%
Gross revenues	$1,182,071	100%	$1,984,036	100%	$(801,965)	40%
Less reserve for sales returns and allowances	(83,280)	-7%	(306,622)	-15%	223,342	73%
Net revenues	$1,098,791	93%	$1,677,414	85%	$(578,623)	34%

Gross revenues decreased approximately $802,000 from approximately $1,984,000 for the three months ended March 31, 2005 to approximately $1,182,000 for the three months ended March 31, 2006. We believe that this decrease was primarily attributable to the lack of product releases during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The following products were released during our corresponding first quarters:

First Quarter 2005

▪
an enhanced version of our top financial and data management product, Membership Plus®, including Membership Plus® Standard Edition, with a suggested retail price of $149.95, and Membership Plus® Deluxe Edition, with a suggested retail price of $349.95;

▪	an enhanced version of QuickVerse® 2005 Essentials, with a suggested retail price of $49.95; and
▪	QuickVerse® 2005 Platinum Edition, with a suggested retail price of $799.95.

First Quarter 2006

▪	QuickVerse® 2006 Parable Edition, with a suggested retail price of $49.95; and
▪	QuickVerse® 2006 Bible Suite, with a suggested retail price of $29.95.

Of note, and generally, the retail price points for our products released during the three months ended March 31, 2006 were significantly less than those released during the three months ending March 31, 2005. Furthermore, due to the unexpected loss of our primary developer for Membership Plus® in May 2005, we have experienced a delay in our annual release of Membership Plus®, which typically is released in the month of February. Membership Plus® 2006 is anticipated to be released at the end of May or early June 2006. Finally, we believe we experienced a decrease in gross revenues due to the early release of an upgrade to our flagship product, QuickVerse®. QuickVerse® 2006 was released in September 2005 nine months following our 2004 upgrade release of this product. In the past, we have experienced greater sales within the first quarter of the calendar year due to the then recent upgrade releases of our two main product lines, QuickVerse® and Membership Plus®.

During each of the quarters ending March 31, 2005 and 2006, our sales efforts were focused on directly targeting end-users through telemarketing and Internet sales. Due to the consistency in our development schedule and the annual releases of our flagship product, QuickVerse®, upgrade sales are not increasing at a rapid rate. However, we anticipate that revenues will increase through 2006 as we continue to expand the content available for our QuickVerse® products, develop new products for multiple platforms, and offer our products at a range of price points intended to appeal to various market sub-segments.

Sales returns and allowances decreased approximately $224,000 from approximately $307,000 for the three months ended March 31, 2005 to approximately $83,000 for the three months ended March 31, 2006, and decreased as a percentage of gross sales from approximately 15% for the three months ended March 31, 2005 to approximately 7% for the three months ended March 31, 2006. This decrease is again mainly attributable to our lack of product releases during the three months ended March 31, 2006. Typically after a new product release, sales returns and allowances trend upward as distributors and retail stores will return old product in exchange for the new product release. With QuickVerse® 2006 shipping in September 2005 as compared to QuickVerse® 2005 in December 2004, just nine months earlier, we experienced a greater increase in sales returns and allowances during the fourth quarter of 2005. During the three months ended March 31, 2005 the following items contributed to the sales returns and allowances:

▪
price protections afforded to consumers and retailers who had purchased prior versions of Membership Plus® and QuickVerse® within one year or less of our release of upgraded versions of each of Membership Plus®, in February 2005, and QuickVerse®, in September 2005. Historically, our product upgrades have extended over two to three years and therefore, price protections were not issued; and

▪	increased price points associated with products introduced.

Overall, we expect to release enhanced versions of our biggest-selling products on an annual basis generally going forward, and anticipate sales returns and allowances as a percentage of gross revenues to decrease over time as a result of increased stability in the functionality of our products, decreasing reliance on retail sales and increasing reliance on direct sales, which have historically resulted in fewer returns, and improved planning in the timing of new product version releases.

Cost of Sales

Cost of Sales for Three Months Ended March 31	2006	% to Sales	2005	% to Sales	Change	%
Direct costs	$139,634	12%	$172,036	9%	$(32,402)	19%
Less reserve for sales returns and allowances	(12,420)	-1%	(46,605)	-2%	34,185	73%
Amortization of software development costs	184,128	16%	182,688	9%	1,440	1%
Royalties	106,745	9%	135,000	7%	(28,255)	21%
Freight-out	30,995	3%	50,387	3%	(19,392)	38%
Fulfillment	14,530	1%	15,279	1%	(749)	5%
Cost of sales	$463,612	39%	$508,785	26%	$(45,173)	9%

Cost of sales consists primarily of royalties paid to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package, fulfill and ship our software products. Direct costs and manufacturing overhead also include amortized software development costs and non-capitalized technical support wages. The direct costs and manufacturing overhead decreased approximately $17,000 from approximately $374,000 for the three months ended March 31, 2005 to approximately $357,000 for the three months ended March 31, 2006 and increased as a percentage of gross revenues approximately 11% for the three months ended March 31, 2006. The overall percentage increase resulted directly from amortization of software development costs. The amortization recognized during the three months ended March 31, 2006 resulted from several new software releases in 2005 and 2006 including Membership Plus®2005, QuickVerse® Macintosh, Sermon Builder® 4.0, QuickVerse® 2006, QuickVerse® 2006 Mobile and QuickVerse 2006® Bible Suite. The shorter timeframes between our product upgrades along with the increased amount of product releases led to the increased amount of amortization recognized. During the three months ended March 31, 2005 we continued to amortize the December 2004 release of QuickVerse® 2005 and the February 2005 release of Membership Plus® 2005. The direct costs and manufacturing overhead percentage are expected to continue at the 2005 levels as working capital remains more consistent and as more development projects are implemented in a shortened timeframe.

Fulfillment costs from a third-party warehouse and included in the manufacturing overhead costs noted above remained steady at approximately $15,000 for the three months ended March 31, 2005 and 2006. Our fulfillment center continues to improve its efficiency which has led to the steady rate in fulfillment costs, as well as a decrease in freight costs.

Royalties paid to third party providers of intellectual property decreased approximately $28,000 from approximately $135,000 for the three months ended March 31, 2005 to approximately $107,000 for the three months ended March 31, 2006 and increased approximately 2% as a percentage of gross revenues for the three months ended March 31, 2006. The overall percentage increase in royalties paid for the three months ended March 31, 2006 reflects the following:

▪	sales of QuickVerse® 2005 editions to a liquidator in the first quarter of 2006 and no sales to a liquidator in the first quarter of 2005;
▪	our increased sales focus on the QuickVerse® product line which have associated royalty fees; and
▪
our decreased sales focus on the Membership Plus® product line, which has no associated royalty fees. We have experienced a delay in our annual upgrade release of Membership Plus® for the first quarter of 2006 and during the first quarter of 2005, we released an upgrade to Membership Plus® in February 2005.

The royalty rate as a percentage of gross sales is expected to increase in the future as sales to new users are expected to increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products. Upgrade sales will remain only subject to royalties on their content additions.

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

Our software development costs for the three months ending March 31, 2005 and 2006 are summarized in the table below. These costs, consisting primarily of direct and indirect labor and related overhead charges, capitalized during the three months ended March 31, 2005 and 2006, were approximately $265,000 and approximately $63,000, respectively. Accumulated amortization of these development costs, which were included in cost of sales, totaled approximately $183,000 and approximately $184,000 for the three months ended March 31, 2005 and 2006, respectively. The increase in the amortization is a result of the shorter timeframes between our product upgrades along with the increased amount of product releases. Furthermore, the decrease in the capitalized costs reflects that during the three months ended March 31, 2005 we were capitalizing the development costs related to our QuickVerse® Macintosh product line which was our first product for the Macintosh® platform.

Software Development Costs For Three Months Ended March 31	2006	2005
Beginning balance	$707,067	$701,289
Capitalized	63,231	264,649
Amortized (Cost of sales)	184,128	182,688
Ending balance	$586,170	$783,250
Research and development expense (General and administrative)	$52,232	$37,080

Sales, General and Administrative

Sales, General and Administrative Costs for Three Months Ended March 31	2006	% to Sales	2005	% to Sales	Change	%
Selected expenses:
Commissions	$60,365	5%	$270,815	14%	$(210,450)	78%
Advertising and direct marketing	38,246	3%	156,632	8%	(118,386)	76%
Total sales and marketing	$98,611	8%	$427,447	22%	$(328,836)	77%
Research and development	52,232	4%	37,080	2%	15,152	41%
Personnel costs	330,006	28%	344,301	17%	(14,295)	4%
Legal	24,499	2%	35,018	2%	(10,519)	30%
Accounting	34,423	3%	7,901	0%	26,522	336%
Rent	23,925	2%	20,167	1%	3,758	19%
Telecommunications	10,547	1%	21,165	1%	(10,618)	50%
Corporate services	18,000	2%	32,979	2%	(14,979)	45%
Other general and administrative costs	92,923	8%	137,107	7%	(44,184)	32%
Total general and administrative	$586,555	50%	$635,718	32%	$(49,163)	8%

With gross revenues decreasing approximately $802,000 from our three months ended March 31, 2005 to our three months ended March 31, 2006, total sales, general and administrative costs also decreased approximately $378,000 from approximately $1,063,000 for the three months ended March 31, 2005 to approximately $685,000 for the three months ended March 31, 2006. Of the total sales, general and administrative costs, sales and marketing expenses decreased approximately $329,000 from approximately $428,000 for the three months ended March 31, 2005 to approximately $99,000 for the three months ended March 31, 2006. Included in sales expenses, third-party telemarketing commissions decreased approximately $211,000 from approximately $271,000 for the three months ended March 31, 2005 to approximately $60,000 for the three months ended March 31, 2006, and decreased as a percentage of gross revenues from approximately 14% to approximately 5% for the three months ended March 31, 2005 and 2006, respectively. This decrease is attributed to the use of our own in-house direct telemarketing sales team which was developed specifically to reduce our reliance on third-party telemarketing services. Advertising and direct marketing costs decreased approximately $118,000 from approximately $156,000 for the three months ended March 31, 2005 to approximately $38,000 for the three months ended March 31, 2006 and decreased as a percentage of gross revenues at from approximately 8% to approximately 3% for the three months ended March 31, 2005 and 2006, respectively. The decrease in advertising and direct marketing costs reflect that there was no upgrade release to the Membership Plus® product line in the three months ended March 31, 2006 as compared to the Membership Plus® 2005 release in February of 2005. Advertising and direct marketing costs are expected to increase in future periods as we continue to enhance our product visibility online, increase and focus more on our direct marketing efforts, and increase the scope and frequency of our print advertising campaigns in order to maximize sales associated with new products and product enhancements throughout the coming year.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). Software development costs related to third-party developers and direct labor expensed as research and development (see table above) amounted to approximately $37,000 for the three months ended March 31, 2005 compared to approximately $52,000 incurred for the three months ended March 31, 2006. The increase in 2006 reflects less research and development costs that were capitalized for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. During the three months ended March 31, 2005, we were capitalizing the development costs related to our QuickVerse® Macintosh product line, which was our first product for the Macintosh® platform. Research and development expenses are expected to increase in future periods as we continue to expand our internal development team, add new products and product versions, and as we continue to expand the array of platforms upon which our products are made available.

Total personnel costs decreased approximately $14,000, from approximately $344,000 for the three months ended March 31, 2005, to approximately $330,000 for the three months ended March 31, 2006. Direct salaries and wages also decreased approximately $49,000, from approximately $420,000 to approximately $371,000, over the same period. The decrease in direct salaries and wages was a direct result of losing our main developer for our Membership Plus® product line as well as the loss of our marketing manager. However, we are still focused on expanding our sales and marketing team, including additions to our own telemarketing sales team, and expanding our product development staff. As a percentage of gross revenues, direct salaries and wages increased approximately 10% from approximately 21% for the three months ended March 31, 2005 to approximately 31% for the three months ended March 31, 2006. As a result of having restructured our health benefits plans in October 2005, our employment-related health care costs remained steady at approximately $32,000 for the three months ended March 31, 2005 and 2006. In July 2005, we initiated a Simple IRA retirement plan for our employees and for those who participated we decided to match up to 3% of the employee’s annual gross pay. Therefore, we anticipate that our costs related to this benefit will increase in future periods as more employees take advantage of the retirement plan. The capitalization of direct and indirect labor and related overhead charges as software development costs (see “Cost of Sales” above) decreased by approximately $61,000 from approximately $99,000 for the three months ended March 31, 2005 to approximately $38,000 for the three months ended March 31, 2006. This decrease reflects the development of our QuickVerse® Macintosh product line during the three months ended March 31, 2005, which was our first product for the Macintosh® platform. It is anticipated that personnel costs will continue to increase in future periods as operating capital is available and deployed to further fund the staffing requirements of our product development, marketing and direct sales teams.

Direct legal costs decreased approximately $10,000 for the three months ended March 31, 2006 as a result of our registration statement on Form SB-2, originally filed on November 22, 2004, having been declared effective by the SEC on February 1, 2006. It is anticipated that legal costs will increase in future periods as we continue to meet our ongoing SEC reporting and corporate governance obligations, hold our first annual meeting of shareholders in over five years, possibly raise additional capital, and pursue our business plan for growth by potentially acquiring other companies or product lines.

Accounting and audit related expenses increased approximately $27,000 for the three months ended March 31, 2006 as a result of engaging a new principal accounting firm for our year end 2005 audit. It is anticipated that accounting costs will continue to increase in the future as we expect that our fees payable to the new principal accounting firm, which we expect to utilize on an ongoing basis, will generally be higher than those payable to our former accounting firm.

Rent costs increased approximately $4,000 for the three months ended March 31, 2006 as a result of periodic percentage increase provisions in our leases agreements.

Telecommunications costs decreased approximately $11,000 for the three months ended March 31, 2006 as a result of our having switched our local and long-distance carriers beginning in February 2005. Our call volume enabled us to change our service to dedicated T-1 lines which in turn reduced our long-distance charges. We also invested in internet protocol phones for our remote locations which reduced the overall local and long distance charges in our Illinois and Iowa locations. Furthermore, we experienced a decrease in call volume in the technical support and customer service departments for the three months ended March 31, 2006 due to the delayed Membership Plus® upgrade release.

Finally, corporate service fees decreased approximately $15,000 for the three months ended March 31, 2006 resulting from the expiration of an independent consulting agreement and the resultant ability on our part to cease carrying the associated expense for a 2004 issuance to such consultant of a warrant to purchase 600,000 shares of common stock which had been allocated over the term of the agreement. We currently engage the services of an independent consultant and an investor relations firm and therefore, we expect these fees to increase in future periods.

Registration Rights Penalties

As of March 31, 2006, and in connection with a July 19, 2004 private placement with Barron Partners, LP and a certain Registration Rights Agreement, as amended, we have accrued a total of approximately $490,000 (284 days at $1,726 per day) in penalties under the terms of the Registration Rights Agreement, of which we have paid $150,000. On April 7, 2006, we signed a two-year promissory note for $336,000 together with simple interest at the rate of 8% per annum with Barron Partners for the unpaid registration rights penalties. The note agreement calls for monthly installments for the first twelve months of $10,000, beginning May 1, 2006 and $20,000 per month thereafter. The accrual and payment on the registration rights penalties has had a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a corresponding reduction in our net income and the net loss for the quarter.

Derivatives

In November 2004, we issued two warrants to purchase an aggregate of 21,875,000 shares of our common stock in connection with a certain Stock Purchase Agreement completed with Barron Partners, LP, on July 19, 2004. The first warrant entitles the holder to purchase up to 10,937,500 shares of our common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of our common stock at a price of $0.60 per share. Each warrant is subject to standard adjustment provisions and each provides for settlement in registered shares of our common stock and may, at the option of the holder, be settled in a cashless, net-share settlement. These warrants have been accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In accordance with the accounting mandate, the derivative liability associated with these warrants has been and shall continue to be, until each is either fully exercised or expires, adjusted to fair value at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The fair value of each warrant was initially assessed at $2,187,500 ($4,375,000 total) using the Black-Scholes valuation method. At March 31, 2005 and 2006, the fair value of the derivative liability was approximately $2,188,000 and $2,671,000, respectively, and a fair value adjustment of approximately $219,000 and $609,000, respectively, has been included in other expenses for the quarters then ended.

Amortization

Amortization expenses remained steady at approximately $133,000 for the three months ended March 31, 2005 and 2006. The software license acquired from TLC in July of 1999 (the “1999 license”) is amortized over a 10 year useful life. Amortization expenses for 2005 and 2006 reflects the continual amortization of the software license as well as the amortization of our website, www.quickverse.com, which we launched during the second quarter of 2004.

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

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. At March 31, 2006, management adjusted the amount of valuation allowance based on the assessment that we will produce sufficient income in the future to realize our net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the 1999 license. We currently have net operating loss carryforwards, for income tax purposes, of approximately $8,462,000. The carryforwards are the result of income tax losses generated in 2000 ($2,338,000 expiring in 2020), 2001 ($5,168,000 expiring in 2021) and 2005 ($956,000 expiring in 2025). We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $527,000 to fully utilize the current loss carryforwards. We believe this is achievable through careful expense management and continued introduction of new products and enhanced versions of our existing products.

Although there can be no assurance, management expects the deductible temporary differences (reserves) to reverse sometime beyond the next fiscal year.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the funding of our continued operations, which includes the ongoing internal development of new products and expansion and upgrade of existing products. We believe our future cash provided by operations will be sufficient to fund our continued operations. However, our pursuit of future strategic product line and/or corporate acquisitions and licensing will require funding from outside sources. Funding from outside sources may include but is not limited to the exercise of outstanding warrants and pursuit of other financing options such as commercial loans, common stock and/or preferred stock issuances and convertible notes. At this time, we have no legally committed funds for future capital expenditures including software development.

Working Capital at March 31	2006
Current assets	$687,051
Current liabilities	$4,006,700
Retained deficit	$(8,638,893)

As of March 31, 2006, we had approximately $687,000 in current assets, approximately $4,007,000 in current liabilities and a retained deficit of approximately $8,639,000. We had a loss before income taxes of approximately $856,000 and a net loss after income taxes of approximately $887,000 for the three months ended March 31, 2006. For the three months ended March 31, 2006, we had registration rights penalties of approximately $49,000 and a related loss of approximately $609,000 from the fair value adjustment of derivatives. See “Results Of Operations” above.

Cash Flows for Three Months Ended March 31	2006	2005	Change	%
Cash flows provided by operating activities	$6,878	$247,533	$(240,655)	97%
Cash flows (used) by investing activities	$(70,573)	$(279,230)	$208,657	75%
Cash flows (used) by financing activities	$(2,197)	$(26,521)	$24,324	92%

Net cash provided by operating activities was approximately $248,000 for the three months ended March 31, 2005, and approximately $7,000 for the three months ended March 31, 2006. The decrease was primarily due to a decrease in the amounts received from customers resulting from decreased sales.

Net cash used in investing activities was approximately $279,000 for the three months ended March 31, 2005 and approximately $71,000 for the three months ended March 31, 2006. The decrease was mainly the result of our having capitalized fewer costs associated with software development.

Net cash used by financing activities was approximately $27,000 for the three months ended March 31, 2005, and approximately $2,000 for the three months ended March 31, 2006. The decrease reflects payments made on long-term note payables as well as the decreased balance for long-term note payables.

As part of the July 19, 2004 financing transaction with Barron Partners, LP, we entered into a certain Registration Rights Agreement pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under each of two warrants. On November 22, 2004 we filed a registration statement on Form SB-2 covering the shares issued to Barron Partners, as well as the shares underlying the warrants issued to Barron Partners. On February 1, 2006, the SEC declared such registration statement effective. Due to continued delays in effectiveness of the registration statement (due principally to ongoing efforts made necessary by our determination to restate certain of our historical financial information), and in accordance with the Registration Rights Agreement, we accrued a total of approximately $490,000 (284 days at $1,726 per day) in penalties, of which, as of March 31, 2006, we had paid $150,000. On April 7, 2006, we signed a two-year promissory note for $336,000 together with simple interest at the rate of 8% per annum with Barron Partners for the unpaid registration rights penalties. The note agreement calls for monthly installments for the first twelve months of $10,000, beginning May 1, 2006 and $20,000 per month thereafter. The accrual and payment on the registration rights penalties has had a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a corresponding reduction in our net income and the net loss for the quarter.

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

At March 31, 2006, the future minimum rental payments required under these leases are as follows:

2006	$60,998
2007	31,248
Total future minimum rental payments	$92,246

We lease telephone equipment under a capital lease expiring in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life. Minimum future lease payments under capital leases as of March 31, 2006 for each of the next five years and in the aggregate are:

2006	$10,294
2007	13,726
2008	13,726
2009	12,582
2010	---
Total minimum lease payments	50,328
Less: Amount representing interest	9,554
Total obligations under capital lease	40,774
Less: Current installments of obligations under capital lease	9,456
Long-term obligation under capital lease	$31,318

The Potential Impact of Known Facts, Commitments, Events and Uncertainties on Future Operating Results or Future Liquidity Requirements

New Accounting Pronouncements

In the past, we have applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting as allowed by SFAS No 123, Accounting for Stock Based Compensation, for various forms of share-based awards including incentive and nonqualified stock options and stock appreciation rights attached to stock options; and therefore, no compensation cost had been recognized. However, in December 2004, the FASB issued SFAS No 123 (R), Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that the service is provided for that award. This new standard became effective for us this first quarter of fiscal 2006.

ITEM 3. CONTROLS AND PROCEDURES

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

Our CEO and CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this quarterly report on Form 10-QSB. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-QSB for the period ended March 31, 2006, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Moreover, there can be no assurance that our insurance coverage will prove adequate to cover all liabilities arising out of any claims that may be initiated against us in the future. Any finding of liability imposed against us coupled with a lack of corresponding insurance coverage is likely to have an adverse effect on our business, our financial condition, and including liquidity and profitability, and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration
Common Stock Issuances
Issued for compensation to board of directors
3/31/2006	Common Stock	Independent Board of Directors	438,462	$57,000

Common Stock Warrant Issuances
Issued for compensation for legal services
3/31/2006	Common Stock	Michael Membrado	300,000	$7,958*

* Consideration is based on the negotiated fair value of the services received.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended March 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the quarterly period ended March 31, 2006.

ITEM 5. OTHER INFORMATION.

The Annual Meeting of the Stockholders of Findex.com, Inc. will be held on September 14, 2006. Stockholders of record who wish to submit a proposal at the 2006 Annual Meeting must provide written notice to the Secretary of the company in accordance with Article IX of our Articles of Incorporation. Under our Articles of Incorporation, such notice must be received by the Secretary no earlier than July 17, 2006, and no later than August 16, 2006.

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

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

31.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated May 22, 2006. FILED HEREWITH.

31.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated May 22, 2006. FILED HEREWITH.

32.1
Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated May 22, 2006. FILED HEREWITH.

32.2
Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated May 22, 2006. FILED HEREWITH.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

Date: May 22, 2006	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: May 22, 2006	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer