Form 10QSB
period 2006-06-30
FINDEX COM INC
filed 2006-08-21
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 49,558,317 common shares as of August 18, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$30,519	$119,560
Accounts receivable, trade, net	154,109	405,380
Inventory	147,346	214,604
Other current assets	255,910	128,206
Total current assets	587,884	867,750
Property and equipment, net	96,222	114,191
Software license, net	1,510,522	1,762,276
Capitalized software development costs, net	487,849	707,067
Other assets	186,589	253,001
Total assets	$2,869,066	$3,704,285

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$619,803	$556,042
Accrued royalties	482,131	472,548
Derivative liabilities	1,189,923	2,062,462
Other current liabilities	512,387	802,395
Total current liabilities	2,804,244	3,893,447
Long-term obligations	202,059	52,891
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	49,558	48,620
Paid-in capital	7,590,440	7,461,424
Retained (deficit)	(7,777,235)	(7,752,097)
Total stockholders’ equity	(137,237)	(242,053)
Total liabilities and stockholders’ equity	$2,869,066	$3,704,285

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues, net of reserves and allowances	$661,279	$1,276,996	$1,760,070	$2,954,410
Cost of sales	505,774	491,500	969,386	1,000,285
Gross profit	155,505	785,496	790,684	1,954,125
Operating expenses:
Sales and marketing	288,850	482,540	387,461	909,987
General and administrative	338,127	355,552	924,682	991,270
Other operating expenses	145,538	167,796	291,421	314,217
Total operating expenses	772,515	1,005,888	1,603,564	2,215,474
Loss from operations	(617,010)	(220,392)	(812,880)	(261,349)
Other expenses, net	(8,099)	(2,920)	(10,031)	(6,775)
Registration rights penalties	---	(119,000)	(49,314)	(119,000)
Gain (loss) on valuation adjustment of derivatives	1,481,411	(328,123)	872,539	(546,871)
Gain (loss) before income taxes	856,302	(670,435)	314	(933,995)
Income tax (provision) benefit	5,356	149,669	(25,452)	299,158
Net income (loss)	$861,658	$(520,766)	$(25,138)	$(634,837)
Retained deficit at beginning of year			(7,752,097)	(6,170,833)
Retained deficit at end of period			$(7,777,235)	$(6,805,670)

Net income (loss) per share:
Basic	$0.02	$(0.01)	$0.00	$(0.01)
Diluted	$0.02	$(0.01)	$0.00	$(0.01)

Weighted average shares outstanding:
Basic	49,558,317	48,619,855	49,162,163	48,619,855
Diluted	50,397,239	48,619,855	49,162,163	48,619,855

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30	2006	2005

Cash flows from operating activities:
Cash received from customers	$1,956,573	$2,887,090
Cash paid to suppliers and employees	(1,762,323)	(2,531,135)
Other operating activities, net	(2,030)	1,323
Net cash provided by operating activities	192,220	357,278
Cash flows from investing activities:
Software development costs	(238,380)	(594,161)
Other investing activities, net	(15,653)	20,000
Net cash (used) by investing activities	(254,033)	(574,161)
Cash flows from financing activities:
Payments made on long-term notes payable	(27,228)	(28,535)
Net cash (used) by financing activities	(27,228)	(28,535)
Net (decrease) in cash and cash equivalents	(89,041)	(245,418)
Cash and cash equivalents, beginning of year	119,560	341,359
Cash and cash equivalents, end of period	$30,519	$95,941

Reconciliation of net loss to cash flows from operating activities:
Net loss	$(25,138)	$(634,837)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Software development costs amortized	457,598	364,347
(Gain) loss on fair value adjustment of derivatives	(872,539)	546,871
Provision for bad debts	---	22,669
Depreciation & amortization	291,421	291,548
Noncash operating expenses	65,000	---
Loss on disposal of property and equipment	---	1,869
Change in assets and liabilities:
Decrease (increase) in accounts receivable	251,271	(73,542)
Decrease in inventories	67,258	8,113
Decrease in refundable taxes	5,764	7,164
(Increase) decrease in prepaid expenses	(43,659)	30,177
Increase in accrued royalties	9,583	17,238
Increase in accounts payable	71,719	29,180
Increase in income taxes payable	---	180
Increase (decrease) in deferred taxes	25,452	(299,338)
(Decrease) increase in other liabilities	(111,510)	45,639
Net cash provided by operating activities	$192,220	$357,278

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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

INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives. Our software license is amortized over a ten-year useful life.

SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $2,799,423, less accumulated amortization of $2,311,574 at June 30, 2006.

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

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $83,620 and $67,243 for the six months ended June 30, 2006 and 2005, respectively, included in general and administrative expenses.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in other assets on our condensed consolidated balance sheets, were $110,626, less accumulated amortization of $60,819 at June 30, 2006.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during the three and six months ended June 30, 2006 and 2005 and maintain a reserve for rebate claims remaining unpaid from 2000 and 2001.

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

NOTE 2 - INVENTORIES

At June 30, 2006, inventories consisted of the following:

Raw materials	$86,144
Finished goods	61,202
Inventories	$147,346

NOTE 3 - DERIVATIVES

At June 30, 2006, our derivative liability consisted of the following:

Warrant A	$20,968
Warrant B	602,450
Warrant C	566,505
Derivatives	$1,189,923

In May 2004, we issued a three-year warrant (Warrant A) to purchase up to 600,000 shares of our common stock to a consultant. This warrant may be exercised on a cashless basis at the option of the warrant holder at a price per share of $0.15. We will receive up to $90,000 from the warrant holder upon the exercise of this warrant. This warrant has been accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and the fair value of the warrant has been determined using the Black-Scholes valuation method with the assumptions listed in the table below.

In November 2004, we issued two five-year warrants to purchase up to an aggregate of 21,875,000 shares of our common stock in connection with a certain Stock Purchase Agreement completed with a New York-based private investment partnership on July 19, 2004. The first warrant (Warrant B) entitles the holder to purchase up to 10,937,500 shares of our common stock at a price of $0.18 per share, and the second warrant (Warrant C) entitles the holder to purchase up to 10,937,500 additional shares of our common stock at a price of $0.60 per share. Each warrant is subject to standard adjustment provisions and each provides for settlement in registered shares of our common stock and may, at the option of the holder, be settled in a cashless, net-share settlement. The warrant holder is prevented from electing a cashless exercise so long as there is in effect a registration statement covering the shares underlying these warrants. The maximum number of shares of our common stock to be received for each warrant in a net-share settlement would be 10,937,500 but the actual number of shares settled would likely be significantly less and would vary based on the last reported sale price (as reported by Bloomberg) of our common stock on the date immediately preceding the date of the exercise notice. These warrants are accounted for as a liability according to the guidance of EITF 00-19 and the fair value of each warrant has been determined using the Black-Scholes valuation method with the assumptions listed in the table below.

	Warrant A	Warrant B	Warrant C
Expected term - years	.84	3.36	3.36
Stock price at June 30, 2006	$0.06	$0.06	$0.06
Expected dividend yield	0%	0%	0%
Expected stock price volatility	235%	212%	212%
Risk-free interest rate	5.10%	4.99%	4.99%

The warrants are revalued at each balance sheet date by using the parameters above, reducing the expected term to reflect the passing of time, and using the stock price at the balance sheet date. Net fair value adjustments included in other income and expenses on the consolidated statements of operations were income adjustments of $1,481,411 and $872,539 for the three and six months ended June 30, 2006, and expense adjustments of ($328,123) and ($546,871) for the three and six months ended June 30, 2005, respectively.

NOTE 4 - INCOME TAXES

The provision (benefit) for taxes on net income for the three and six months ended June 30, 2006 and 2005 consisted of the following:

	Three months ended June 30				Six months ended June 30
		2006		2005		2006		2005
Current:
Federal	$	---	$	---	$	---	$	---
State		---		---		---		180
		---		---		---		180
Deferred:
Federal		(3,956)		(141,093)		27,888		(282,186)
State		(1,400)		(8,576)		(2,436)		(17,152)
		(5,356)		(149,669)		25,452		(299,338)
Total tax provision (benefit)		$(5,356)		$(149,669)		$25,452		$(299,158)

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

In April 2006, we committed to issue a total of 500,000 restricted shares of common stock to a company for investor relations services, at the closing price as of April 2, 2006 ($0.13), in accordance with the terms of a twelve-month agreement. This issuance was valued at $65,000.

COMMON STOCK WARRANTS

In March 2006, we committed to issue a three-year warrant to purchase up to 300,000 restricted shares of our common stock with, at a price per share of $0.13, to our legal counsel, in lieu of cash as payment for certain accrued legal fees. This warrant was valued at $7,958 based on the negotiated fair value of the services provided as prescribed by SFAS No. 123(R), Share-Based Payments, for share-based transactions with non-employees.

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

The following table shows the amounts used in computing earnings per common share and the effect on income and the average number of shares of dilutive potential common stock:

For the Three Months Ended June 30	2006	2005
Net income (loss)	$861,658	$(520,766)
Preferred stock dividends	---	---
Net income (loss) available to common shareholders	$861,658	$(520,766)

Basic weighted average shares outstanding	49,558,317	48,619,855
Dilutive effect of:
Stock options	672,554	---
Warrants	166,368	---
Diluted weighted average shares outstanding	50,397,239	48,619,855

For the Six Months Ended June 30	2006	2005
Net loss	$(25,138)	$(634,837)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(25,138)	$(634,837)

Basic weighted average shares outstanding	49,162,163	48,619,855
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	49,162,163	48,619,855

NOTE 7 - COMMITMENTS AND CONTINGENCIES

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial statements taken as a whole.

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our net income (3% total). We accrue this bonus on a quarterly basis. Our management team consists of our Chief Executive Officer (with a base annual salary of $150,000), our Chief Financial Officer (with a base annual salary of $110,000), and our Chief Technology Officer (with a base annual salary of $150,000). In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of all accrued base salaries ($17,191 included in Other current liabilities at June 30, 2006), bonuses ($37,033 included in other current liabilities at June 30, 2006), and any vested deferred vacation compensation ($31,599 included in other current liabilities at June 30, 2006) for termination by reason of disability. The agreements also provide for severance compensation equal to the then base salary until the later of (i) the expiration of the term of the agreement as set forth therein or (ii) one year, when the termination is other than for cause (including termination by reason of disability). There is no severance compensation in the event of voluntary termination or termination for cause.

In 2003 and 2004, we reduced our reserve for rebates payable based, in part, on our ability to meet the financial obligation of claims carried forward from our last rebate program in 2001. As such, we may have a legal obligation to pay rebates in excess of the liability recorded.

Our royalty agreements for new content generally provide for advance payments to be made upon contract signing. In addition, several new agreements provide for additional advance payments to be made upon delivery of usable content and publication. We accrue and pay these advances when the respective milestone is met.

NOTE 8 - RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We depend upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to us, operations could be adversely affected.

NOTE 9 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of June 30, 2006, we had a year-to-date net loss of $25,138, and negative working capital of $2,216,360 and $3,025,697, and an accumulated deficit of $7,777,235 and $7,752,097 as of June 30, 2006 and December 31, 2005, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2006, we have taken several measures to mitigate against this risk, including expanding our in-house telemarketing efforts to increase our direct-to-consumer revenue while at the same time reducing commissions paid to third-party telemarketing firms. In addition, we are focused on distilling both our sales and marketing, and general and administrative expenses to include only those providing the most return on investment. Finally, as indicated in Note 10, we have entered into a loan agreement to temporarily fund a working capital shortfall.

NOTE 10 - SUBSEQUENT EVENTS

On July 20, 2006, we entered into a loan agreement with an individual for $150,000. The agreement bears interest at a rate of 10% per thirty-day period. The loan agreement is secured by a first priority security interest in all of our assets, including the intellectual property comprising the software products upon which we are dependent for revenue. In further consideration, we issued the lender a three-year common stock purchase warrant to acquire up to an aggregate of 100,000 restricted shares of common stock at an exercise price of $0.07 per share, the market price of our common stock on the date of issuance. Absent any default, the principal, together with all accrued interest, is due on or before September 20, 2006. The loan agreement also contains a conversion feature that allows the lender to convert all or any portion of such amount into restricted shares of our common stock at a conversion price of $0.07 per share.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that might cause such differences include, among others, those set forth in Part I, Item 2 of this quarterly report on Form 10-QSB, entitled “Management’s Discussion and Analysis or Plan of Operation”, and including without limitation the ”Risk Factors” contained in our annual report on Form 10-KSB for the period ended December 31, 2005. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

This information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this quarterly report on Form 10-QSB, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

MANAGEMENT OVERVIEW

During the second quarter of 2006 we released a new edition of our flagship product, QuickVerse®. QuickVerse® 2006 Macintosh® Gold Edition, with a suggested retail price of $349.95, offers more content to Mac users than ever before. This new edition offers 19 Bibles and 144 reference titles, a retail value of over $4,000 if sold separately. We also released the Holman Christian Standard Bible®, with a suggested retail price of $29.95, which is sponsored by Broadman & Holman Publishers. This new Bible translation provides English-speaking people across the world with an accurate, readable Bible in contemporary English and equips serious Bible students with an accurate translation for personal study, private devotions and memorization. Furthermore, during the first quarter of 2006, we released QuickVerse® 2006 Parable Edition, with a suggested retail price of $49.95, and QuickVerse® Bible Suite, with a suggested retail price of $29.95. QuickVerse® Bible Suite is sold exclusively to the secular market and appeals to those customers seeking their first Bible study software. QuickVerse® 2006 Parable Edition is sold exclusively at Parable® retail outlets and through Parable®’s website, at www.parable.com, and unlike other QuickVerse® editions, QuickVerse® 2006 Parable contains exclusive Parable® content such as Books That Change Lives and Standing Firm Devotional.

Comparatively, during the second quarter of 2005, and for the first time in our operating history, we introduced QuickVerse® to the Macintosh Operating System in two editions, QuickVerse® Macintosh Black, with a suggested retail price of $99.95 and QuickVerse® Macintosh White, with a suggested retail price of $49.95. We also released an updated version of Bible Illustrator® 3.0 entitled Sermon Builder® 4.0, with a suggested retail price of $69.95. During the first quarter of 2005, we released an upgrade to our top-selling financial and data management software, Membership Plus®, with a suggested retail price of between $149.95 and $349.95, and introduced QuickVerse® 2005 Essentials, with a suggested retail price of $49.95, and QuickVerse® 2005 Platinum, with a suggested retail price of $799.95.

Although we did not release an upgrade version of Membership Plus® during the first and second quarters of 2006, we do anticipate releasing one late in our third quarter or early in our forth quarter of 2006. Furthermore, we are on target for our annual releases of enhanced versions of QuickVerse® Mobile, QuickVerse® Windows®, QuickVerse® Macintosh, as well as the introduction of a few new titles that will offer additional content to our QuickVerse® users. These annual enhancements and new titles are expected to be released during the third and fourth quarters of 2006.

Despite our decreased gross revenues during the six months ended June 30, 2006, and although there can be no assurance, we anticipate revenues will increase throughout the remainder of our 2006 fiscal year based upon the expansion of our internal development team, our development schedule for the remainder of the fiscal year, and the broadened content made available for our QuickVerse® products.

Results Of Operations for Quarters Ended June 30, 2006 and June 30, 2005

Statement of Operations for Six Months Ended June 30	2006	2005	Change	%
Net revenues	$1,760,070	$2,954,410	$(1,194,340)	40%
Cost of sales	969,386	1,000,285	(30,899)	3%
Gross profit	$790,684	$1,954,125	$(1,163,441)	60%
Total operating expenses	(1,603,564)	(2,215,474)	611,910	28%
Loss from operations	$(812,880)	$(261,349)	$(551,531)	211%
Registration rights penalties	(49,314)	(119,000)	69,686	59%
Gain (loss) on fair value adjustment of derivatives	872,539	(546,871)	1,419,410	260%
Other income (expenses)	(10,031)	(6,775)	(3,256)	48%
Income (loss) before income taxes	$314	$(933,995)	$934,309	100%
Provision (benefit) for income taxes	(25,452)	299,158	(324,610)	109%
Net loss	$(25,138)	$(634,837)	$609,699	96%

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating only approximately 29% of our annual sales.

Our gross profit decreased approximately $1,163,000 from a gross profit of approximately $1,954,000 for the six months ended June 30, 2005 to a gross profit of approximately $791,000 for the six months ended June 30, 2006. Further, we incurred a loss from operations of approximately $813,000 for the six months ended June 30, 2006, representing an increase of approximately $552,000 in our loss from operations of approximately $261,000 for the six months ended June 30, 2005. These negative results of operations are primarily attributable to the following:

For the six months ended June 30, 2006:

▪
our gross revenues decreased approximately $1,628,000 to approximately $ 1,883,000 for the six months ended June 30, 2006 from approximately $3,511,000 for the six months ended June 30, 2005. This decrease is primarily attributable to the following:

	▪	the lack of product releases during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005;

	▪	the decreased suggested retail price in those products that were released during the six months ended June 30, 2006 compared to those released during the six months ended June 30, 2005

▪
a delay in our annual release of Membership Plus®, which typically is released in the month of February, but due to the unexpected loss of our primary developer for Membership Plus® in May 2005, is presently anticipated for release in late September or October 2006; and

	▪	the early release of an upgrade to our flagship product, QuickVerse®, in September 2005 (nine months following the release of our 2004 upgrade);

▪
our cost of sales remained relatively high, only decreasing approximately $31,000 from approximately $1,000,000 for the six months ended June 30, 2005 to approximately $969,000 for the six months ended June 30, 2006 due to the increased amortization of software development costs; and

▪	we incurred liquidated damage penalties of approximately $49,000 in connection with our failure to meet certain contractual registration obligations.

Although our net loss decreased approximately $610,000 from a net loss of approximately $635,000 for the six months ended June 30, 2005 to a net loss of approximately $25,000 for the six months ended June 30, 2006, this decrease is mainly attributed to the valuation gain we recognized from the fair value adjustment of our derivative liabilities during the three months ended June 30, 2006. We do anticipate, however, this valuation gain to be temporary. If our stock price rebounds during the third and fourth quarters of 2006, the fair value of the derivative liabilities will increase and therefore, the valuation gain recognized during the three months ended June 30, 2006 will reverse and we will again reflect a year-to-date valuation loss (see Derivatives).

Offsetting to some degree the negative results of operations detailed above were two positive developments during the six months ended June 30, 2006. First, our registration statement on Form SB-2, originally filed on November 22, 2004, was declared effective by the SEC on February 1, 2006, and therefore, the liquidated damage penalties have stopped accruing. Second, we were able to remain operating cash positive despite our decrease in gross revenues for the six months ended June 30, 2006.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. Estimated returns are also based upon a percentage of total retail and direct sales. Direct sales accounted for approximately 61% of our 2005 fiscal year revenue. We account for cash considerations (such as sales incentives - rebates and coupons) that we give our customers as a reduction of revenue rather than as an operating expense. Product revenue is also reduced for the estimated redemption of end-user rebates on certain current product sales. We did not have any rebate programs during the six months ended June 30, 2005 and 2006, respectively.

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

Product returns from distributors and Christian bookstores are allowed primarily in exchange for new products or for credit towards purchases as part of a stock-balancing program. These returns are subject to certain limitations that may exist in the contract. Under certain circumstances, such as termination or when a product is defective, distributors and bookstores could receive a cash refund if returns exceed amounts owed. Returns from sales made directly to the consumer are accepted within 45 days of purchase and are issued a cash refund. Product returns, price protections or price concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results. We anticipate implementing a price protection program within the third quarter of 2006 on our current QuickVerse® 2006 titles within the Christian Booksellers Association retail channel in order to prepare for our next updated release of QuickVerse® 2007. QuickVerse® 2007 is anticipated to be released in late August or September 2006.

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

Shipping and handling costs in connection with our software products are expensed as incurred and included in cost of sales.

Revenues for Three Months Ended June 30	2006	% to Sales	2005	% to Sales	Change	%
Gross revenues	$700,627	100%	$1,527,334	100%	$(826,707)	54%
Add rebate adjustment	---	0%	4,910	0%	(4,910)	100%
Less reserve for sales returns and allowances	(39,348)	-6%	(255,248)	-17%	215,900	85%
Net revenues	$661,279	94%	$1,276,996	83%	$(615,717)	48%

Revenues for Six Months Ended June 30	2006	% to Sales	2005	% to Sales	Change	%
Gross sales	$1,882,698	100%	$3,511,370	100%	$(1,628,672)	46%
Add rebate adjustment	---	0%	9,820	0%	(9,820)	100%
Less reserve for sales returns and allowances	(122,628)	-7%	(566,780)	-16%	444,152	78%
Net sales	$1,760,070	93%	$2,954,410	84%	$(1,194,340)	224%

Gross revenues decreased approximately $826,000 from approximately $1,527,000 for the three months ended June 30, 2005 to approximately $701,000 for the three months ended June 30, 2006 and decreased approximately $1,628,000 from approximately $3,511,000 for the six months ended June 30, 2005 to approximately $1,883,000 for the six months ended June 30, 2006. We believe that this decrease was primarily attributable to the lack of product releases during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, and more specifically the delay in our annual release of Membership Plus®, which typically is released in the month of February. The following products were released during our corresponding first and second quarters:

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

Second Quarter 2005

▪
QuickVerse® 2006 Macintosh, including QuickVerse® 2006 Macintosh Black Box Edition, with a suggested retail price of $99.95, and QuickVerse® 2006 Macintosh White Box Edition, with a suggested retail price of $49.95; and

▪	an enhanced version of Bible Illustrator® 3.0 entitled Sermon Builder® 4.0, with a suggested retail price of $69.95.

First Quarter 2006

▪	QuickVerse® 2006 Parable Edition, with a suggested retail price of $49.95; and
▪	QuickVerse® 2006 Bible Suite, with a suggested retail price of $29.95.

Second Quarter 2006

▪	QuickVerse® 2006 Macintosh Gold Box Edition, with a suggested retail price of $349.95; and
▪	Holman Christian Standard Bible®, with a suggested retail price of $29.95.

Of note, and generally, the retail price points for our products released during the six months ended June 30, 2006 were significantly less than those released during the six months ended June 30, 2005. Furthermore, due to the unexpected loss of our primary developer for Membership Plus® in May 2005, we have experienced a delay in our annual release of Membership Plus®, which typically is released in the month of February. Membership Plus® 2007 is anticipated to be released at the end of September or October 2006. Finally, we believe we experienced a decrease in gross revenues due to the early release of an upgrade to our flagship product, QuickVerse®. QuickVerse® 2006 Windows was released in September 2005, nine months following our 2004 upgrade release of this product. In the past, we have experienced greater sales within the first and second quarter of the fiscal year due to the then recent upgrade releases of our two main product lines, QuickVerse® and Membership Plus®.

During each of the quarters ended June 30, 2005 and 2006, our sales efforts were focused on directly targeting end-users through telemarketing and Internet sales. Due to the consistency in our development schedule and the annual releases of our flagship product, QuickVerse®, upgrade sales are not increasing at a rapid rate. However, we anticipate that revenues will increase through 2006 as we continue to expand the content available for our QuickVerse® products, develop new products for multiple platforms, and offer our products at a range of price points intended to appeal to various market sub-segments.

Sales returns and allowances decreased approximately $216,000 from approximately $255,000 for the three months ended June 30, 2005 to approximately $39,000 for the three months ended June 30, 2006, and decreased approximately $444,000 from approximately $567,000 for the six months ended June 30, 2005 to approximately $123,000 for the six months ended June 30 2006. Sales returns and allowances also decreased as a percentage of gross sales from approximately 16% for the six months ended June 30, 2005 to approximately 7% for the six months ended June 30, 2006. This decrease is again mainly attributable to our lack of product releases during the six months ended June 30, 2006. Typically after a new product release, sales returns and allowances trend upward as distributors and retail stores will return old product in exchange for the new product release. With QuickVerse® 2006 Windows shipping in September 2005 as compared to QuickVerse® 2005 Windows in December 2004, just nine months earlier, we experienced a greater increase in sales returns and allowances during the fourth quarter of 2005. Furthermore, sales returns and allowance for the six months ended June 30, 2005 reflect the release of Membership Plus® 2005 compared to no release of the Membership Plus® product line for the six months ended June 30, 2006. During the six months ended June 30, 2005 the following items contributed to the sales returns and allowances:

▪
price protections afforded to consumers and retailers who had purchased prior versions of Membership Plus® and QuickVerse® within one year or less of our release of upgraded versions of each of Membership Plus®, in February 2005, and QuickVerse®, in September 2005. Historically, our product upgrades have extended over two to three years and therefore, price protections were not issued;

▪	increased price points associated with products introduced; and
▪	higher actual returns on the Membership Plus® 2005 product line due to some unresolved maintenance issues and the resignation of our primary developer of Membership Plus®.

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

Cost of Sales

Cost of Sales for Six Months Ended June 30	2006	% to Sales	2005	% to Sales	Change	%
Direct costs	$254,328	14%	$329,395	9%	$(75,066)	23%
Less reserve for sales returns and allowances	(18,165)	-1%	(84,780)	-2%	66,615	79%
Amortization of software development costs	457,598	24%	364,346	10%	93,251	26%
Royalties	161,627	9%	236,000	7%	(74,373)	32%
Freight-out	52,109	3%	82,652	2%	(30,543)	37%
Fulfillment	61,889	3%	72,672	2%	(10,783)	15%
Cost of sales	$969,386	52%	$1,000,285	28%	$(30,899)	3%

Cost of sales consists primarily of royalties paid to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package, fulfill and ship our software products. Direct costs and manufacturing overhead also include amortized software development costs and non-capitalized technical support wages. The direct costs and manufacturing overhead increased approximately $44,000 from approximately $764,000 for the six months ended June 30, 2005 to approximately $808,000 for the six months ended June 30, 2006 and increased as a percentage of gross revenues approximately 22% for the six months ended June 30, 2006. The overall percentage increase resulted directly from amortization of software development costs. The amortization recognized during the six months ended June 30, 2006 resulted from several new software releases in 2005 and 2006 including Membership Plus® 2005, QuickVerse® 2006 Macintosh, Sermon Builder® 4.0, QuickVerse® 2006 Windows, QuickVerse® 2006 Mobile, QuickVerse® 2006 Bible Suite, QuickVerse® 2006 Macintosh Gold Edition and Holman Christian Standard Bible®. The shorter timeframes between our product upgrades along with the increased amount of product releases during the fiscal year 2005 led to the increased amount of amortization recognized. During the six months ended June 30, 2005 we continued to amortize the December 2004 release of QuickVerse® 2005 Windows and the February 2005 release of Membership Plus® 2005. The direct costs and manufacturing overhead percentage are expected to continue at these levels as more development projects are implemented in a shortened timeframe.

Fulfillment costs from a third-party warehouse and included in the manufacturing overhead costs noted above decreased approximately $11,000 from approximately $73,000 for the six months ended June 30, 2005 to approximately $62,000 for the six months ended June 30, 2006. This decrease is a direct result of decreased sales. Furthermore, our fulfillment center continues to improve its efficiency which has led to the lower rate in fulfillment costs.

Similar to the fulfillment costs, freight costs, included in the manufacturing overhead costs noted above, decreased approximately $31,000 from approximately $83,000 for the six months ended June 30, 2005 to approximately $52,000 for the six months ended June 30, 2006. This decrease is again related to the decrease in sales.

Royalties paid to third party providers of intellectual property decreased approximately $74,000 from approximately $236,000 for the six months ended June 30, 2005 to approximately $162,000 for the six months ended June 30, 2006 and increased approximately 2% as a percentage of gross revenues for the six months ended June 30, 2006. The overall percentage increase in royalties paid for the six months ended June 30, 2006 reflects the following:

▪	sales of QuickVerse® 2005 editions to a liquidator in the first quarter of 2006 and no sales to a liquidator in the first quarter of 2005;
▪	our increased sales focus on the QuickVerse® product line which have associated royalty fees; and
▪
our decreased sales focus on the Membership Plus® product line, which has no associated royalty fees. We have experienced a delay in our annual upgrade release of Membership Plus® 2007 and, during the first quarter of 2005, we released an upgrade to Membership Plus® in February 2005.

The royalty rate as a percentage of gross sales is expected to increase in the future as sales to new users are expected to increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products. Upgrade sales will remain only subject to royalties on their content additions.

We expect all cost of sales will increase in the future as we also anticipate revenues will increase throughout the remainder of our 2006 fiscal year based upon the expansion of our internal development team, our development schedule for the remainder of the fiscal year and the broadened content made available for our QuickVerse® products.

Software development costs are expensed as incurred as research and development until technological feasibility and marketability have been established, at which time development costs are capitalized until the software title is available for general release to customers. Software development is segregated by title and technology platform. Once a product has been successfully released, subsequent revisions and upgrades are deemed to constitute development, and, accordingly, the costs of the revision and upgrade are capitalized. Capitalized costs are amortized on a product-by-product basis using the greater of (i) straight-line amortization over the estimated life of the product or (ii) the ratio of current revenues from the product to the total projected revenue over the life of the product. Generally, we consider technological feasibility to have been established with the release of a “beta” version for testing.

Our software development costs for the three and six months ended June 30, 2005 and 2006 are summarized in the table below. These costs, consisting primarily of direct and indirect labor and related overhead charges, capitalized during the three months ended June 30, 2005 and 2006, were approximately $330,000 and approximately $175,000, respectively, and during the six months ended June 30, 2005 and 2006, were approximately $594,000 and approximately $238,000, respectively. Accumulated amortization of these development costs, which were included in cost of sales, totaled approximately $182,000 and approximately $273,000 for the three months ended June 30, 2005 and 2006, respectively, and approximately $364,000 and approximately $458,000 for the six months ended June 30, 2005 and 2006, respectively. The increase in the amortization is a result of the shorter timeframes between our product upgrades along with the increased amount of product releases. Furthermore, the decrease in the capitalized costs reflects the decreased amount of product releases for the six months ended June 30, 2006 as well as that during the six months ended June 30, 2005 we were capitalizing the development costs related to our QuickVerse® Macintosh product line which was our first product line for the Macintosh platform.

Software Development Costs for	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$586,170	$783,250	$707,067	$701,289
Capitalized	175,149	329,512	238,380	594,161
Amortized (Cost of sales)	273,470	181,659	457,598	364,347
Ending Balance	$487,849	$931,103	$487,849	$931,103
Research and development expense (General and administrative)	$31,388	$30,164	$83,620	$67,243

Sales, General and Administrative

Sales, General and Administrative Costs for Six Months Ended June 30	2006	% to Sales	2005	% to Sales	Change	%
Selected expenses:
Commissions	$111,096	6%	$478,168	14%	$(367,072)	77%
Advertising and direct marketing	94,235	5%	256,282	7%	(162,047)	63%
Sales and marketing wages, reclassified	182,130	10%	175,537	5%	6,593	4%
Total sales and marketing	$387,461	21%	$909,987	26%	$(522,526)	57%
Research and development	$83,620	4%	$67,243	2%	$16,377	24%
Personnel costs	409,730	22%	404,370	12%	5,360	1%
Legal	57,434	3%	123,280	4%	(65,846)	53%
Accounting	41,005	2%	13,454	0%	27,551	205%
Rent	48,727	3%	37,653	1%	11,074	29%
Telecommunications	20,316	1%	32,152	1%	(11,836)	37%
Corporate services	36,000	2%	55,972	2%	(19,972)	36%
Investor services	33,750	2%	---	0%	33,750	0%
Other general and administrative costs	194,100	10%	257,146	7%	(63,047)	25%
Total general and administrative	$924,682	49%	$991,270	28%	$(66,589)	7%

With gross revenues decreasing approximately $1,628,000 from our six months ended June 30, 2005 to our six months ended June 30, 2006, total sales, general and administrative costs also decreased approximately $589,000 from approximately $1,901,000 for the six months ended June 30, 2005 to approximately $1,312,000 for the six months ended June 30, 2006. Of the total sales, general and administrative costs, sales and marketing expenses decreased approximately $523,000 from approximately $910,000 for the six months ended June 30, 2005 to approximately $387,000 for the six months ended June 30, 2006. Included in sales expenses, third-party telemarketing commissions decreased approximately $367,000 from approximately $478,000 for the six months ended June 30, 2005 to approximately $111,000 for the six months ended June 30, 2006, and decreased as a percentage of gross revenues from approximately 14% to approximately 6% for the six months ended June 30, 2005 and 2006, respectively. This decrease is mainly attributed to the lack of product releases during the six months ended June 30, 2006, as well as the use of our own in-house direct telemarketing sales team which was developed specifically to reduce our reliance on third-party telemarketing services.

Advertising and direct marketing costs decreased approximately $162,000 from approximately $256,000 for the six months ended June 30, 2005 to approximately $94,000 for the six months ended June 30, 2006 and decreased as a percentage of gross revenues at from approximately 7% to approximately 5% for the six months ended June 30, 2005 and 2006, respectively. The decrease in advertising and direct marketing costs reflect that there was no upgrade release to the Membership Plus® product line in the six months ended June 30, 2006 as compared to the Membership Plus® 2005 release in the six months ended June 30, 2005, as well as an overall decrease in the number of product releases during the six months ended June 30, 2006 compared to that of the six months ended June 30, 2005. Advertising and direct marketing costs are expected to increase in future periods as we continue to enhance our product visibility online, increase and focus more on our direct marketing efforts, and increase the scope and frequency of our print advertising campaigns in order to maximize sales associated with new products and product enhancements throughout the coming year. Wages associated with our sales team and marketing team have been reclassified and are included in the total sales and marketing costs. The reclassified sales and marketing wages increased approximately $7,000 from approximately $175,000 for the six months ended June 30, 2005 to approximately $182,000 for the six months ended June 30, 2006. This increase is attributed to our recent expansion of our marketing team, and we expect these wages to increase in future periods.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). Software development costs related to third-party developers and direct labor expensed as research and development (see table above) amounted to approximately $67,000 for the six months ended June 30, 2005 compared to approximately $84,000 for the six months ended June 30, 2006. The increase in 2006 reflects the capitalization of less research and development costs for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. During the six months ended June 30, 2005, we were capitalizing the development costs related to our QuickVerse® Macintosh product line, which was our first product line for the Macintosh platform. In addition, during the six months ended June 30, 2005 we had more development projects underway compared to the six months ended June 30, 2006. Research and development expenses are expected to increase in future periods as we continue to expand our internal development team, add new products and product versions, and as we continue to expand the array of platforms upon which our products are made available.

Total personnel costs increased approximately $5,000, from approximately $404,000 for the six months ended June 30, 2005, to approximately $409,000 for the six months ended June 30, 2006. However, direct salaries and wages decreased approximately $44,000, from approximately $822,000 to approximately $778,000, over the same period. The decrease in direct salaries and wages was a result of losing our main developer for our Membership Plus® product line as well as the loss of our marketing manager. However, we do anticipate direct salaries and wages to increase in the future, as we recently expanded our product development staff and our marketing staff at the end of March 2006. Furthermore, we are still focused on expanding our sales team, including additions to our own telemarketing sales team, and further expansion of our product development staff. As a percentage of gross revenues, direct salaries and wages increased approximately 18% from approximately 23% for the six months ended June 30, 2005 to approximately 41% for the six months ended June 30, 2006. As a result of having restructured our health benefits plans in October 2005, our employment-related health care costs have decreased approximately $13,000 from approximately $71,000 for the six months ended June 30, 2005 to approximately $58,000 for the six months ended June 30, 2006. In July 2005, we initiated a Simple IRA retirement plan for our employees and for those who participated we decided to match up to 3% of the employee’s annual gross pay. Therefore, we anticipate that our costs related to this benefit will increase in future periods as more employees take advantage of the retirement plan. The capitalization of direct and indirect labor and related overhead charges as software development costs (see “Cost of Sales” above) decreased by approximately $117,000 from approximately $253,000 for the six months ended June 30, 2005 to approximately $136,000 for the six months ended June 30, 2006. This decrease reflects the development of our QuickVerse® Macintosh product line during the six months ended June 30, 2005, which was our first product line for the Macintosh platform. It is anticipated that personnel costs will continue to increase in future periods as operating capital is available and deployed to further fund the staffing requirements of our product development and direct sales teams.

Direct legal costs decreased approximately $66,000 for the six months ended June 30, 2006 as a result of our registration statement on Form SB-2, originally filed on November 22, 2004, having been declared effective by the SEC on February 1, 2006. It is anticipated that legal costs will increase in future periods as we continue to meet our ongoing SEC reporting and corporate governance obligations, possibly raise additional capital, and pursue our business plan for growth by potentially acquiring other companies or product lines.

Accounting and audit related expenses increased approximately $28,000 for the six months ended June 30, 2006 as a result of engaging a new principal accounting firm for our fiscal year end 2005 audit. It is anticipated that accounting costs will continue to increase in the future as we expect that our fees payable to the new principal accounting firm, which we expect to utilize on an ongoing basis, will generally be higher than those payable to our former accounting firm.

Rent costs increased approximately $11,000 for the six months ended June 30, 2006 as a result of periodic percentage increase provisions in our leases agreements.

Telecommunications costs decreased approximately $12,000 for the six months ended June 30, 2006 as a result of our having switched our local and long-distance carriers beginning in February 2005. Our call volume enabled us to change our service to dedicated T-1 lines which in turn reduced our long-distance charges. We also invested in internet protocol phones for our remote locations which reduced the overall local and long distance charges in our Illinois and Iowa locations. Furthermore, we experienced a decrease in call volume in the technical support and customer service departments for the six months ended June 30, 2006 due to the delayed Membership Plus® upgrade release.

Corporate service fees decreased approximately $20,000 for the six months ended June 30, 2006 resulting from the expiration of an independent consulting agreement and the resultant ability on our part to cease carrying the associated expense for a 2004 issuance to such consultant of a warrant to purchase 600,000 shares of common stock which had been allocated over the term of the agreement. We currently engage the services of an independent consultant and therefore, we expect these fees to increase in future periods.

Finally, investor services fees increased approximately $34,000 as we entered into an investor relations service agreement during the three months ended June 30, 2006. These fees are related to the hiring of an investor relations firm and the expense for the issuance of a total of 500,000 restricted shares of common stock allocated over the term of the investor relations contract. We anticipate these fees to increase in future periods.

Registration Rights Penalties

As of June 30, 2006, and in connection with a July 19, 2004 private placement with Barron Partners, LP and a certain Registration Rights Agreement, as amended, we have accrued a total of approximately $490,000 (284 days at $1,726 per day) in penalties under the terms of the Registration Rights Agreement, of which we paid $150,000 prior to April 7, 2006. On April 7, 2006, we signed a two-year promissory note for $336,000 together with simple interest at the rate of 8% per annum with Barron Partners for the unpaid registration rights penalties. The note agreement calls for monthly installments for the first twelve months of $10,000, beginning May 1, 2006 and $20,000 per month thereafter. The accrual of and payment on the registration rights penalties has had a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a corresponding increase in our net loss of approximately $49,000 for the six months ended June 30, 2006.

Derivatives

In May 2004, we issued a three-year warrant to purchase up to 600,000 shares of our common stock to a consultant. This warrant may be exercised on a cashless basis at the option of the holder at a price per share of $0.15. In November 2004, we issued two five-year warrants to purchase an aggregate of 21,875,000 shares of our common stock in connection with a certain Stock Purchase Agreement completed with Barron Partners, LP, on July 19, 2004. The first warrant entitles the holder to purchase up to 10,937,500 shares of our common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of our common stock at a price of $0.60 per share. Each warrant is subject to standard adjustment provisions and each provides for settlement in registered shares of our common stock and may, at the option of the holder, be settled in a cashless, net-share settlement.

These warrants have been accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In accordance with the accounting mandate, the derivative liability associated with these warrants has been, and shall continue to be, until each is either fully exercised or expires, adjusted to fair value at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. Under EITF 00-19, a decrease in our stock price results in a decrease in the fair value of the derivative liability and a valuation gain to be recognized in our income statement whereas an increase in our stock price results in an increase in the fair value of the derivative liability and a valuation loss to be recognized in our income statement. At June 30, 2006, the fair value of the derivative liability was approximately $1,189,000, fair value adjustments of approximately $328,000 and approximately $547,000 have been included in other expenses for the three and six months ended June 30, 2005, respectively, and fair value adjustments of approximately $1,481,000 and approximately $873,000 have been included in other income for the three and six months ended June 30, 2006, respectively. If our stock price rebounds during the third and fourth quarters of 2006, the fair value of the derivative liability will increase and therefore, the valuation gain recognized during the three months ended June 30, 2006 will reverse and we will again reflect a year-to-date valuation loss.

Amortization

Amortization expenses remained steady at approximately $133,000 and approximately $266,000 for the three and six months ended June 30, 2005 and 2006, respectively. The software license acquired from TLC in July of 1999 (the “1999 license”) is amortized over a 10 year useful life. Amortization expenses for 2005 and 2006 reflect the continual amortization of the software license as well as the amortization of our website, www.quickverse.com, which we launched during the second quarter of 2004.

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

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. At June 30, 2006, management adjusted the amount of valuation allowance based on the assessment that we will produce sufficient income in the future to realize our net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the 1999 license. We currently have net operating loss carryforwards, for income tax purposes, of approximately $8,462,000. The carryforwards are the result of income tax losses generated in 2000 ($2,338,000 expiring in 2020), 2001 ($5,168,000 expiring in 2021) and 2005 ($956,000 expiring in 2025). We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $527,000 to fully utilize the current loss carryforwards. We believe this is achievable through careful expense management and continued introduction of new products and enhanced versions of our existing products.

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

Working Capital at June 30	2006
Current assets	$587,884
Current liabilities	$2,804,244
Retained deficit	$(7,777,235)

As of June 30, 2006, we had approximately $588,000 in current assets, approximately $2,804,000 in current liabilities and a retained deficit of approximately $7,777,000. We had net income of approximately $862,000 for the three months ended June 30, 2006 and a net loss of approximately $25,000 for the six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2006, we had registration rights penalties of $-0- and approximately $49,000, respectively, and a related gain of approximately $1,481,000 and approximately $873,000, respectively, from the fair value adjustment of derivatives. See “Results Of Operations” above.

Cash Flows for Six Months Ended June 30	2006	2005	Change	%
Cash flows provided by operating activities	$192,220	$357,278	$(165,058)	46%
Cash flows (used) by investing activities	$(254,033)	$(574,161)	$320,128	56%
Cash flows (used) by financing activities	$(27,228)	$(28,535)	$1,307	5%

Net cash provided by operating activities was approximately $192,000 for the six months ended June 30, 2006, and approximately $357,000 for the six months ended June 30, 2005. The decrease was primarily due to a decrease in the amounts received from customers resulting from decreased sales.

Net cash used in investing activities was approximately $254,000 for the six months ended June 30, 2006 and approximately $574,000 for the six months ended June 30, 2005. The decrease was mainly the result of capitalizing fewer costs associated with software development.

Net cash used by financing activities was approximately $27,000 for the six months ended June 30, 2006, and approximately $29,000 for the six months ended June 30, 2005. Both years reflect payments made on long-term notes payable.

Financing

As part of the July 19, 2004 financing transaction with Barron Partners, LP, we entered into a certain Registration Rights Agreement pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under each of two warrants. On November 22, 2004 we filed a registration statement on Form SB-2 covering the shares issued to Barron Partners, as well as the shares underlying the warrants issued to Barron Partners. On February 1, 2006, the SEC declared such registration statement effective. Due to continued delays in effectiveness of the registration statement (due principally to ongoing efforts made necessary by our determination to restate certain of our historical financial information), and in accordance with the Registration Rights Agreement, we accrued a total of approximately $490,000 (284 days at $1,726 per day) in penalties, of which we had paid $150,000 prior to April 7, 2006. On April 7, 2006, we signed a two-year promissory note for $336,000 together with simple interest at the rate of 8% per annum with Barron Partners for the unpaid registration rights penalties. The note agreement calls for monthly installments for the first twelve months of $10,000, beginning May 1, 2006 and $20,000 per month thereafter. The accrual and payment on the registration rights penalties has had a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a corresponding $49,000 increase in our net loss for the six months ended June 30, 2006.

On July 20, 2006, we entered into a loan agreement with an individual, for the principal sum of $150,000, to fund an existing working capital deficit. The loan was evidenced by a convertible secured promissory note containing a conversion feature allowing the holder thereof to convert all or any portion of the note into restricted shares of our common stock at a conversion price of $0.07 per share. The note bears interest at a rate of 10% per thirty-day period and the principal, together with all accrued interest, is due on or before September 18, 2006. In further consideration of the loan, we issued the lender a three-year common stock purchase warrant to acquire up to an aggregate of 100,000 shares of our common stock at an exercise price of $0.07 per share.

We have not been successful in previous attempts to secure bank financing due to our financial ratios and negative working capital and expect that we will not be successful until those ratios improve. We have, in the past, secured financing on our open accounts receivable, however, we are unable to pursue that option at this time as our accounts receivable, along with all of our other assets, are currently being held as security for the above-mentioned loan. Upon satisfaction of the loan, financings secured against our open accounts receivable may once again be an option for satisfying our future financing needs.

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

At June 30, 2006, the future minimum rental payments required under these leases are as follows:

2006	$40,665
2007	31,248
Total future minimum rental payments	$71,913

We lease telephone equipment under a capital lease expiring in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life. Minimum future lease payments under capital leases as of June 30, 2006 for each of the next five years and in the aggregate are:

2006	$6,863
2007	13,726
2008	13,726
2009	12,582
2010	---
Total minimum lease payments	46,897
Less: Amount representing interest	8,384
Total obligations under capital lease	38,513
Less: Current installments of obligations under capital lease	9,735
Long-term obligation under capital lease	$28,778

The Potential Impact of Known Facts, Commitments, Events and Uncertainties on Future Operating Results or Future Liquidity Requirements

New Accounting Pronouncements

In the past, we have applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting as allowed by SFAS No 123, Accounting for Stock Based Compensation, for various forms of share-based awards including incentive and nonqualified stock options and stock appreciation rights attached to stock options; and therefore, no compensation cost had been recognized. However, in December 2004, the FASB issued SFAS No 123 (R), Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that the service is provided for that award. This new standard became effective for us in the first quarter of fiscal year 2006.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. The Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The new Statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately. This new Statement is effective for fiscal years beginning after September 15, 2006 with early adoption permitted. We do not expect the adoption of SFAS 155 to have a material impact on our business, our financial condition, including liquidity and profitability, or our results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of Statement No. 14 (SFAS 156). SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 156 to have a material impact on our business, our financial condition, including liquidity and profitability, or our results of operations.

In April 2006, the FASB issued Staff Position FIN 46(R)-6, Determining Variability to be Considered in Applying FIN 46(R). FIN 46(R)-6 states that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the entity following a two-step process. The first step is to analyze the nature of the risks in the entity. The second step would be to determine the purpose(s) for which the entity was created and determine the variability (created by the risks identified in Step 1) the entity is designed to create and pass along to its interest holders. The guidance in this FASB Staff Position is effective prospectively beginning July 1, 2006, although companies have until December 31, 2006 to elect retrospective applications. We do not expect FIN 46(R)-6 to have a material impact on our business, our financial condition, including liquidity and profitability, or our results of operations.

In July 2006, the FASB released FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007 and we do not expect the adoption to have a material impact on our business, our financial condition, including liquidity and profitability, or our results of operations.

ITEM 3. CONTROLS AND PROCEDURES.

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

The Quarterly Control and Procedures Report is completed, signed and presented to the CEO and CFO prior to completion of the first draft of each 10-QSB and 10-KSB. Because material issues may occur between regularly scheduled quarterly meetings, this report is to be generated by the disclosure policy appropriate officers at any time warranted. The CEO and CFO will consult with our Disclosure Policy Committee to determine any action that is necessary.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-QSB for the period ended June 30, 2006, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Moreover, there can be no assurance that our insurance coverage will prove adequate to cover all liabilities arising out of any claims that may be initiated against us in the future. Any finding of liability imposed against us coupled with a lack of corresponding insurance coverage is likely to have an adverse effect on our business, our financial condition, and including liquidity and profitability, and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration *
Common Stock Issuances
Issued as compensation for investor relations consulting
4/3/2006	Common Stock	Alliance Advisors, LLC	500,000	$65,000

* Consideration is calculated to be the value of the security at the date of issuance.

For the unregistered sale, we relied on the private offering exemption of Section 4(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the acquirors relative to their accreditation and/or sophistication (or from offeree or purchaser representatives, as applicable), (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the acquirors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the quarterly period ended June 30, 2006.

ITEM 5. OTHER INFORMATION.

Our Annual Meeting of the Stockholders of Findex.com, Inc., previously scheduled to be held on September 14, 2006, will be rescheduled for an as yet unknown future date.

There were no reportable events under this Item 5 during the quarterly period ended June 30, 2006.

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

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

31.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated August 21, 2006. FILED HEREWITH.

31.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated August 21, 2006. FILED HEREWITH.

32.1
Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated August 21, 2006. FILED HEREWITH.

32.2
Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated August 21, 2006. FILED HEREWITH.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

Date: August 21, 2006	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: August 21, 2006	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer