Form 10QSB
period 2006-09-30
FINDEX COM INC
filed 2006-11-20
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

N/A

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,038,317 common shares as of November 17, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2006		December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$992		$119,560
Accounts receivable, trade, net	270,209		405,380
Inventory	151,013		214,604
Other current assets	235,887		128,206
Total current assets	658,101		867,750
Property and equipment, net	79,985		114,191
Software license, net	1,384,645		1,762,276
Capitalized software development costs, net	518,216		707,067
Other assets	276,568		253,001
Total assets	$2,917,515		$3,704,285

Liabilities and stockholders’ equity
Current liabilities:
Note payable	$75,000	$	---
Accounts payable, trade	712,411		556,042
Accrued royalties	574,129		472,548
Derivative liabilities	952,914		2,062,462
Other current liabilities	551,991		802,395
Total current liabilities	2,866,445		3,893,447
Long-term obligations	156,961		52,891
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	49,558		48,620
Paid-in capital	7,595,437		7,461,424
Retained (deficit)	(7,750,886)		(7,752,097)
Total stockholders’ equity	(105,891)		(242,053)
Total liabilities and stockholders’ equity	$2,917,515		$3,704,285

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues, net of reserves and allowances	$826,127	$1,023,609	$2,586,197	$3,978,019
Cost of sales	391,771	450,413	1,361,157	1,410,191
Gross profit	434,356	573,196	1,225,040	2,567,828
Operating expenses:
Sales and marketing	193,223	562,868	580,684	1,297,836
General and administrative	385,658	212,261	1,310,340	1,419,057
Other operating expenses	133,146	152,336	424,567	466,553
Total operating expenses	712,027	927,465	2,315,591	3,183,446
Loss from operations	(277,671)	(354,269)	(1,090,551)	(615,618)
Other expenses, net	(47,898)	(5,234)	(57,929)	(12,009)
Registration rights penalties	---	(158,792)	(49,314)	(277,792)
Gain (loss) on valuation adjustment of derivatives	237,009	(328,121)	1,109,548	(874,992)
Loss before income taxes	(88,560)	(846,416)	(88,246)	(1,780,411)
Income tax (provision) benefit	114,909	(111,976)	89,457	187,182
Net income (loss)	$26,349	$(958,392)	1,211	(1,593,229)
Retained deficit at beginning of year			(7,752,097)	(6,170,830)
Retained deficit at end of period			$(7,750,886)	$(7,764,059)

Net income (loss) per share:
Basic	$0.00	$(0.02)	$0.00	$(0.03)
Diluted	$0.00	$(0.02)	$0.00	$(0.03)

Weighted average shares outstanding:
Basic	49,558,317	48,619,855	49,294,214	48,619,855
Diluted	51,167,410	48,619,855	51,660,240	48,619,855

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30	2006	2005

Cash flows from operating activities:
Cash received from customers	$2,683,215	$4,049,153
Cash paid to suppliers and employees	(2,375,960)	(3,565,309)
Other operating activities, net	(16,204)	(3,910)
Net cash provided by operating activities	291,051	479,934
Cash flows from investing activities:
Software development costs	(412,108)	(766,151)
Other investing activities, net	(12,955)	15,300
Net cash (used) by investing activities	(425,063)	(750,851)
Cash flows from financing activities:
Proceeds from note payable, net	75,000	---
Payments made on long-term notes payable	(59,556)	(30,604)
Net cash provided (used) by financing activities	15,444	(30,604)
Net (decrease) in cash and cash equivalents	(118,568)	(301,521)
Cash and cash equivalents, beginning of year	119,560	341,359
Cash and cash equivalents, end of period	$992	$39,838

Reconciliation of net income (loss) to cash flows from operating activities:
Net income (loss)	$1,211	$(1,593,229)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Software development costs amortized	600,959	524,989
(Gain) loss on fair value adjustment of derivatives	(1,109,548)	874,992
Bad debts (benefit) provision	(11,216)	29,650
Depreciation & amortization	435,783	436,903
Noncash operating expenses	69,997	---
Loss on disposal of property and equipment	1,746	1,869
Change in assets and liabilities:
Decrease in accounts receivable	146,387	71,786
Decrease in inventories	63,591	22,231
Decrease in refundable taxes	5,764	7,164
(Increase) decrease in prepaid expenses	(7,603)	55,509
Increase in accrued royalties	101,581	40,831
Increase in accounts payable	164,327	65,858
Increase in income taxes payable	---	180
(Decrease) in deferred taxes	(89,457)	(187,362)
(Decrease) increase in other liabilities	(82,471)	128,563
Net cash provided by operating activities	$291,051	$479,934

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Significant estimates used in the consolidated financial statements include the estimates of (i) doubtful accounts, sales returns, price protection and rebates, (ii) provision for income taxes and realizability of the deferred tax assets, and (iii) the life and realization of identifiable intangible assets. The amounts we will ultimately incur or recover could differ materially from current estimates.

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

SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $2,973,151, less accumulated amortization of $2,454,935 at September 30, 2006.

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

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $131,013 and $130,407 for the nine months ended September 30, 2006 and 2005, respectively, included in general and administrative expenses.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in other assets on our condensed consolidated balance sheets, were $111,034, less accumulated amortization of $67,921 at September 30, 2006.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during the three and nine months ended September 30, 2006 and 2005 and maintain a reserve for rebate claims remaining unpaid from 2000 and 2001.

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

NOTE 2 - INVENTORIES

At September 30, 2006, inventories consisted of the following:

Raw materials	$95,366
Finished goods	55,647
Inventories	$151,013

NOTE 3 - NOTE PAYABLE

In July 2006, we entered into a loan agreement with an individual for $150,000. The agreement bears interest at a rate of 10% per thirty-day period and carried an original due date of September 18, 2006. On September 19, 2006, for additional consideration of $750, we entered into a modification and extension agreement which extended the repayment term of the balance of the outstanding principal under the loan, as well as the interest payable thereon, until October 20, 2006. The loan agreement is secured by a first priority security interest in all of our assets, including the intellectual property comprising the software products upon which we are dependent for revenue, and is convertible, together with any accrued interest thereon, into restricted shares of our common stock at a conversion price per share equal to $0.07 per share. In further consideration, we issued the lender a three-year common stock purchase warrant to acquire up to an aggregate of 100,000 restricted shares of common stock at an exercise price of $0.07 per share. See Note 6, Common Stock and Note 11, Subsequent Events.

NOTE 4 - DERIVATIVES

At September 30, 2006, our derivative liability consisted of the following:

Warrant A	$12,544
Warrant B	488,717
Warrant C	451,653
Derivatives	$952,914

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

	Warrant A	Warrant B	Warrant C
Expected term - years	.58	3.11	3.11
Stock price at September 30, 2006	$0.05	$0.05	$0.05
Expected dividend yield	0%	0%	0%
Expected stock price volatility	235%	212%	212%
Risk-free interest rate	4.83%	4.50%	4.50%

The warrants are revalued at each balance sheet date by using the parameters above, reducing the expected term to reflect the passing of time, and using the stock price at the balance sheet date. Net fair value adjustments included in other income and expenses on the consolidated statements of operations were income adjustments of $237,009 and $1,109,548 for the three and nine months ended September 30, 2006, and expense adjustments of ($328,121) and ($874,992) for the three and nine months ended September 30, 2005, respectively.

NOTE 5 - INCOME TAXES

The provision (benefit) for taxes on net income for the three and nine months ended September 30, 2006 and 2005 consisted of the following:

	Three months ended September 30				Nine months ended September 30
		2006		2005		2006		2005
Current:
Federal	$	---	$	---	$	---	$	---
State		---		---		---		180
		---		---		---		180
Deferred:
Federal		(112,543)		116,472		(84,655)		(165,714)
State		(2,366)		(4,496)		(4,802)		(21,648)
		(114,909)		111,976		(89,457)		(187,362)
Total tax provision (benefit)		$(114,909)		$111,976		$(89,457)		$(187,182)

NOTE 6 - STOCKHOLDERS’ EQUITY

COMMON STOCK

In March 2006, we committed to issue a total of 146,154 restricted shares of common stock to each of our then outside directors (a total of 438,462 shares), at the closing price as of March 30, 2006 ($0.13), in lieu of cash payments of amounts accrued for their services as members of our board from the period of September 1, 2004 through March 31, 2006. This issuance was valued at $57,000.

In April 2006, we committed to issue a total of 500,000 restricted shares of common stock to a company for investor relations services, at the closing price as of April 2, 2006 ($0.13), in accordance with the terms of a twelve-month agreement. This issuance was valued at $65,000.

COMMON STOCK WARRANTS

In March 2006, we committed to issue a three-year warrant to purchase up to 300,000 restricted shares of our common stock, at a price per share of $0.13, to our legal counsel, in lieu of cash as payment for certain accrued legal fees. This warrant was valued at $7,958 based on the negotiated fair value of the services provided as prescribed by SFAS No. 123(R), Share-Based Payments, for share-based transactions with non-employees.

In July 2006, we issued a three-year warrant to purchase up to 100,000 restricted shares of our common stock, at a price of $0.07, to an individual, in connection with the issuance of a convertible note payable. This warrant was valued at $4,997 based on the Black-Scholes method using a stock price of $0.05 per share, volatility of 196%, an annual dividend rate of 0% and a risk-free interest rate of 4.91%. The value was treated as a discount on debt issued with detachable stock purchase warrants, per APB No. 14, and amortized to interest expense over the original life of the note. See Note 3, Note Payable.

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

The following table shows the amounts used in computing earnings per common share and the effect on income and the average number of shares of dilutive potential common stock:

For the Three Months Ended September 30	2006	2005
Net income (loss)	$26,349	$(958,392)
Preferred stock dividends	---	---
Net income (loss) available to common shareholders	$26,349	$(958,392)

Basic weighted average shares outstanding	49,558,317	48,619,855
Dilutive effect of:
Convertible debt	1,535,714	---
Stock options	---	---
Warrants	73,379	---
Diluted weighted average shares outstanding	51,167,410	48,619,855

For the Nine Months Ended September 30	2006	2005
Net loss	$1,211	$(1,593,229)
Preferred stock dividends	---	---
Net loss available to common shareholders	$1,211	$(1,593,229)

Basic weighted average shares outstanding	49,294,214	48,619,855
Dilutive effect of:
Convertible debt	1,535,714	---
Stock options	676,043	---
Warrants	154,269	---
Diluted weighted average shares outstanding	51,660,240	48,619,855

NOTE 8 - COMMITMENTS AND CONTINGENCIES

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial statements taken as a whole.

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our net income (3% total). We accrue this bonus on a quarterly basis. Our management team consists of our Chief Executive Officer (with a base annual salary of $150,000), our Chief Financial Officer (with a base annual salary of $110,000), and our Chief Technology Officer (with a base annual salary of $150,000). In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of all accrued base salaries ($8,703 included in Other current liabilities at September 30, 2006), bonuses ($37,033 included in other current liabilities at September 30, 2006), and any vested deferred vacation compensation ($30,443 included in other current liabilities at September 30, 2006) for termination by reason of disability. The agreements also provide for severance compensation equal to the then base salary until the later of (i) the expiration of the term of the agreement as set forth therein or (ii) one year, when the termination is other than for cause (including termination by reason of disability). There is no severance compensation in the event of voluntary termination or termination for cause.

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

NOTE 10 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of September 30, 2006, we had a year-to-date net income of $1,211, and negative working capital of $2,208,344 and $3,025,697, and an accumulated deficit of $7,750,886 and $7,752,097 as of September 30, 2006 and December 31, 2005, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2006, we have taken several measures to mitigate against this risk, including expanding our in-house telemarketing efforts to increase our direct-to-consumer revenue while at the same time reducing commissions paid to third-party telemarketing firms. In addition, we are focused on distilling both our sales and marketing, and general and administrative expenses to include only those providing the most return on investment.

NOTE 11 - SUBSEQUENT EVENTS

On October 19, 2006, we repaid the note payable in full.

On October 26, 2006, we granted 850,000 nonqualified stock options to non-executive employees. These options carry an exercise price of $0.10 per share, vest immediately, and have a three-year term.

On October 26, 2006, we committed to issue 480,000 restricted shares of common stock to our outside director, at the closing price as of October 26, 2006 ($0.025), in lieu of cash payments of amounts accrued for his service as a member of our board from the period of April 1, 2006 through September 30, 2006.

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

MANAGEMENT OVERVIEW

During the third quarter of 2006 we released an upgrade to our flagship product, QuickVerse®, which was one month earlier compared to our upgrade release of QuickVerse® in 2005. In addition, this marked the second year in a row that we released an upgrade to the QuickVerse® (Windows) product line that would reach the retail stores prior to the holiday season beginning. QuickVerse® 2007 is currently available in six editions, QuickVerse® 2007 Bible Suite, QuickVerse® 2007 Essentials, QuickVerse® 2007 Standard, QuickVerse® 2007 Expanded, QuickVerse® 2007 Deluxe and QuickVerse® 2007 Platinum. These QuickVerse® 2007 editions range in retail price from $39.95 to $799.95. The QuickVerse® 2007 new features include web dictionary support, integrated PDF files, integrated RSS subscriptions and integrated web pages. We believe that the unique features of the new QuickVerse® 2007 editions will provide us with an opportunity to broaden our customer base as our products appeal not only to those just beginning their journey into Bible study but also to the scholars who are searching for an in-depth knowledge of the Bible.

During the second quarter of 2006 we released QuickVerse® 2006 Macintosh® Gold Edition, with a suggested retail price of $349.95, which offers more content to Mac users than ever before. This edition offers 19 Bibles and 144 reference titles, a retail value of over $4,000 if sold separately. We also released the Holman Christian Standard Bible®, with a suggested retail price of $29.95, which is sponsored by Broadman & Holman Publishers. This Bible translation provides English-speaking people across the world with an accurate, readable Bible in contemporary English and equips serious Bible students with an accurate translation for personal study, private devotions and memorization.

Finally, during the first quarter of 2006, we released QuickVerse® 2006 Parable Edition, with a suggested retail price of $49.95, and QuickVerse® 2006 Bible Suite, with a suggested retail price of $29.95. QuickVerse® 2006 Bible Suite appeals to those customers seeking their first Bible study software. QuickVerse® 2006 Parable Edition is sold exclusively at Parable® retail outlets and through Parable®’s website, at www.parable.com, and unlike other QuickVerse® editions, QuickVerse® 2006 Parable contains exclusive Parable® content such as Books That Change Lives and Standing Firm Devotional.

Comparatively, during the third quarter of 2005, we released QuickVerse® 2006 three months earlier than our upgrade release of QuickVerse® in 2004. During the second quarter of 2005, and for the first time in our operating history, we introduced QuickVerse® to the Macintosh Operating System in two editions, QuickVerse® Macintosh Black Box (includes 12 Bibles and 56 reference titles), with a suggested retail price of $99.95 and QuickVerse® Macintosh White Box (includes 9 Bibles and 40 reference titles), with a suggested retail price of $49.95. We also released an updated version of Bible Illustrator® 3.0 entitled Sermon Builder® 4.0, with a suggested retail price of $69.95. Lastly, during the first quarter of 2005, we released an upgrade to our top-selling financial and data management software, Membership Plus®, with a suggested retail price of between $149.95 and $349.95, and introduced QuickVerse® 2005 Essentials, with a suggested retail price of $49.95, and QuickVerse® 2005 Platinum, with a suggested retail price of $799.95.

Although we did not release an upgrade version of Membership Plus® during the first three quarters of 2006, we did release one in our fourth quarter of 2006. Furthermore, we anticipate the releases of enhanced versions of QuickVerse® Mobile and QuickVerse® Macintosh during our fourth quarter of 2006, as well as the introduction of a few new titles that will offer additional content to our QuickVerse® users.

Despite our decreased gross revenues during the nine months ended September 30, 2006, and although there can be no assurance, we anticipate that revenues will increase in real terms throughout the remainder of our 2006 fiscal year based upon our development schedule for the remainder of the fiscal year and the broadened content made available for our QuickVerse® products.

Results Of Operations for Quarters Ended September 30, 2006 and September 30, 2005

Statement of Operations for Nine Months Ended September 30	2006	2005	Change	%
Net revenues	$2,586,197	$3,978,019	$(1,391,822)	35%
Cost of sales	1,361,157	1,410,191	(49,034)	3%
Gross profit	$1,225,040	$2,567,828	$(1,342,788)	52%
Total operating expenses	(2,315,591)	(3,183,446)	867,855	27%
Loss from operations	$(1,090,551)	$(615,618)	$(474,933)	77%
Registration rights penalties	(49,314)	(277,792)	228,478	82%
Gain (loss) on fair value adjustment of derivatives	1,109,548	(874,992)	1,984,540	227%
Other expenses, net	(57,929)	(12,009)	(45,920)	382%
Loss before income taxes	$(88,246)	$(1,780,411)	$1,692,165	95%
Income tax benefit	89,457	187,182	(97,725)	52%
Net income (loss)	$1,211	$(1,593,229)	$1,594,440	100%

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, historically generating only approximately 29% of our annual sales.

Our gross profit decreased approximately $1,343,000 from a gross profit of approximately $2,568,000 for the nine months ended September 30, 2005 to a gross profit of approximately $1,225,000 for the nine months ended September 30, 2006. Further, we incurred a loss from operations of approximately $1,091,000 for the nine months ended September 30, 2006, representing an increase of approximately $475,000 in our loss from operations of approximately $616,000 for the nine months ended September 30, 2005. These negative results of operations are primarily attributable to the following:

For the nine months ended September 30, 2006:

▪
our gross revenues decreased approximately $1,951,000 to approximately $ 2,794,000 for the nine months ended September 30, 2006 from approximately $4,745,000 for the nine months ended September 30, 2005. This decrease is primarily attributable to the following:

	▪	an overall net decrease in unit sales of our QuickVerse® product line due to a reduction in the perceived value on the part of customers of certain upgrades based on the relative frequency thereof;

	▪	the lack of product releases during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, including our annual release of Membership Plus®; and

	▪	the decreased suggested retail price in those products that were released during the nine months ended September 30, 2006 compared to those released during the nine months ended September 30, 2005;

▪
our cost of sales remained relatively high, only decreasing approximately $49,000 from approximately $1,410,000 for the nine months ended September 30, 2005 to approximately $1,361,000 for the nine months ended September 30, 2006 due to the increased amortization of software development costs;

▪	we incurred liquidated damage penalties of approximately $49,000 in connection with our failure to meet certain contractual registration obligations; and

▪	our interest expense increased approximately $45,000 for the nine months ended September 30, 2006 due to a loan agreement that was entered into in order to fund our working capital deficit.

Our net income increased approximately $1,594,000 from a net loss of approximately $1,593,000 for the nine months ended September 30, 2005 to a net income of approximately $1,000 for the nine months ended September 30, 2006. This increase is mainly attributed to the valuation gain of approximately $1,110,000 we recognized from the fair value adjustment of our derivative liabilities during the nine months ended September 30, 2006. We do anticipate, however, this valuation gain to be temporary. If our stock price rebounds during the fourth quarter of 2006 to a level consistent with our stock price at December 2005, the fair value of the derivative liabilities will increase and therefore, the valuation gain recognized during the nine months ended September 30, 2006 will reverse and we will again reflect a year-to-date valuation loss (see Derivatives).

Offsetting to some degree the negative results of operations detailed above were three positive developments during the nine months ended September 30, 2006. First, our registration statement on Form SB-2, originally filed on November 22, 2004, was declared effective by the SEC on February 1, 2006, and therefore, the liquidated damage penalties have stopped accruing. Second, we released our annual upgrade of our QuickVerse® (Windows) product line which will reach the retail stores prior to the holiday season beginning. Third, we were able to remain operating cash positive despite our decrease in gross revenues for the nine months ended September 30, 2006.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. Estimated returns are also based upon a percentage of total retail and direct sales. Direct sales accounted for approximately 61% of our 2005 fiscal year revenue. We account for cash considerations (such as sales incentives - rebates and coupons) that we give our customers as a reduction of revenue rather than as an operating expense. Product revenue is also reduced for the estimated redemption of end-user rebates on certain current product sales. We did not have any rebate programs during the nine months ended September 30, 2005 and 2006, respectively.

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

Product returns from distributors and Christian bookstores are allowed primarily in exchange for new products or for credit towards purchases as part of a stock-balancing program. These returns are subject to certain limitations that may exist in the contract. Under certain circumstances, such as termination or when a product is defective, distributors and bookstores could receive a cash refund if returns exceed amounts owed. Returns from sales made directly to the consumer are accepted within 45 days of purchase and are issued a cash refund. Product returns, price protections or price concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results. Although we released QuickVerse® 2007 in late August 2006 to the Christian Booksellers Association retail channel, we did not implement a price protection program within the three months ended September 30, 2006 on our QuickVerse® 2006 titles. Furthermore, we do no anticipate implementing a price protection program in the near future.

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

Shipping and handling costs in connection with our software products are expensed as incurred and included in cost of sales.

Revenues for Three Months Ended September 30	2006	% to Sales	2005	% to Sales	Change	%
Gross revenues	$910,896	100%	$1,233,389	100%	$(322,493)	26%
Add rebate adjustment	---	0%	4,910	0%	(4,910)	100%
Less reserve for sales returns and allowances	(84,769)	-9%	(214,690)	-17%	129,921	61%
Net revenues	$826,127	91%	$1,023,609	83%	$(197,482)	19%

Revenues for Nine Months Ended September 30	2006	% to Sales	2005	% to Sales	Change	%
Gross revenues	$2,793,594	100%	$4,744,759	100%	$(1,951,165)	41%
Add rebate adjustment	---	0%	14,730	0%	(14,730)	100%
Less reserve for sales returns and allowances	(207,397)	-7%	(781,470)	-16%	574,073	73%
Net revenues	$2,586,197	93%	$3,978,019	84%	$(1,391,822)	214%

Gross revenues decreased approximately $322,000 from approximately $1,233,000 for the three months ended September 30, 2005 to approximately $911,000 for the three months ended September 30, 2006 and decreased approximately $1,951,000 from approximately $4,745,000 for the nine months ended September 30, 2005 to approximately $2,794,000 for the nine months ended September 30, 2006. We believe that this decrease was primarily attributable to the lack of product releases during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, and most notably the prolonged delay in our annual release of Membership Plus®. During 2005 and 2006, the following products were released during our first, second and third quarters, respectively:

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

Third Quarter 2005

▪
an enhanced version of our flagship product, QuickVerse®, including QuickVerse® 2006 Essentials with a suggested retail price of $49.95, QuickVerse® 2006 Standard with a suggested retail price of $99.95, QuickVerse® 2006 Expanded with a suggested retail price of $199.95, QuickVerse® 2006 Deluxe with a suggested retail price of $299.95 and QuickVerse® 2006 Platinum with a suggested retail price of $799.95.

First Quarter 2006

▪	QuickVerse® 2006 Parable Edition, with a suggested retail price of $49.95; and
▪	QuickVerse® 2006 Bible Suite, with a suggested retail price of $29.95.

Second Quarter 2006

▪	QuickVerse® 2006 Macintosh Gold Box Edition, with a suggested retail price of $349.95; and
▪	Holman Christian Standard Bible®, with a suggested retail price of $29.95.

Third Quarter 2006

▪
an enhanced version of our flagship product, QuickVerse®, including QuickVerse® 2007 Bible Suite with a suggested retail price of $39.95, QuickVerse® 2007 Essentials with a suggested retail price of $59.95, QuickVerse® 2007 Standard with a suggested retail price of $129.95, QuickVerse® 2007 Expanded with a suggested retail price of $249.95, QuickVerse® 2007 Deluxe with a suggested retail price of $349.95 and QuickVerse® 2007 Platinum with a suggested retail price of $799.95.

Of note, and generally, the retail price points for our products released during the nine months ended September 30, 2006 were significantly less than those released during the nine months ended September 30, 2005. Furthermore, due to the unexpected loss of our primary developer for Membership Plus® in May 2005, we have experienced a delay in our annual release of Membership Plus®, which typically is released in the month of February. Membership Plus® 2007 was released in October 2006, following the close of our third quarter. Finally, we believe we experienced a decrease in gross revenues due to the annual early releases of our flagship product, QuickVerse®, which in turn has resulted in an overall net decrease in unit sales. QuickVerse® 2007 Windows was released in August 2006, eleven months following our 2005 QuickVerse® upgrade release and QuickVerse® 2006 Windows was released in September 2005, nine months following our 2004 QuickVerse® upgrade release. In the past, we have experienced greater sales within the first and second quarter of the fiscal year due to the then recent upgrade releases of our two main product lines, QuickVerse® and Membership Plus®.

During each of the quarters ended September 30, 2005 and 2006, our sales efforts were focused on directly targeting end-users through telemarketing and Internet sales. Due to the consistency in our development schedule and the annual releases of our flagship product, QuickVerse®, upgrade sales are not increasing at a rapid rate. However, we anticipate that revenues will increase through 2006 as we continue to expand the content available for our QuickVerse® products, develop new products for multiple platforms, and offer our products at a range of price points intended to appeal to various market sub-segments.

Sales returns and allowances decreased approximately $130,000 from approximately $215,000 for the three months ended September 30, 2005 to approximately $85,000 for the three months ended September 30, 2006, and decreased approximately $574,000 from approximately $781,000 for the nine months ended September 30, 2005 to approximately $207,000 for the nine months ended September 30 2006. Sales returns and allowances also decreased as a percentage of gross sales from approximately 17% for the nine months ended September 30, 2005 to approximately 7% for the nine months ended September 30, 2006. While this decrease reflects lower actual returns during the nine months ended September 30, 2006, it is mainly attributable to our relative lack of product releases during the nine months ended September 30, 2006. Typically after a new product release, sales returns and allowances trend upward as distributors and retail stores will return old product in exchange for the new product release. With QuickVerse® 2006 Windows shipping in September 2005 as compared to QuickVerse® 2005 Windows in December 2004, just nine months earlier, we experienced a greater increase in sales returns and allowances during the fourth quarter of 2005. Furthermore, sales returns and allowance for the nine months ended September 30, 2005 reflect the release of Membership Plus® 2005 compared to no release of the Membership Plus® product line for the nine months ended September 30, 2006. In addition, due to the extended time-line between the releases of the Membership Plus® product line, we have experienced fewer returns from retail stores as there is no new product to exchange the old product with. During the nine months ended September 30, 2005 the following items contributed to the sales returns and allowances:

▪
price protections afforded to consumers and retailers who had purchased prior versions of Membership Plus® and QuickVerse® within one year or less of our release of upgraded versions of each of Membership Plus®, in February 2005, and QuickVerse®, in September 2005. Historically, our product upgrades have extended over two to three years and therefore, price protections were not issued;

▪	increased price points associated with products introduced; and
▪	higher actual returns on the Membership Plus® 2005 product line due to some then unresolved maintenance issues and the loss of our primary developer of Membership Plus®.

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

Cost of Sales

Cost of Sales for Nine Months Ended September 30	2006	% to Sales	2005	% to Sales	Change	%
Direct costs	$372,033	13%	$485,674	10%	$(113,641)	23%
Less reserve for sales returns and allowances	(30,810)	-1%	(116,940)	-2%	86,130	74%
Amortization of software development costs	600,959	22%	524,989	11%	75,970	14%
Royalties	256,737	9%	300,000	6%	(43,263)	14%
Freight-out	76,218	3%	111,188	2%	(34,970)	31%
Fulfillment	86,020	3%	105,280	2%	(19,260)	18%
Cost of sales	$1,361,157	49%	$1,410,191	30%	$(49,034)	3%

Cost of sales consists primarily of royalties paid to third party providers of intellectual property and the direct costs and manufacturing overhead required to reproduce, package, fulfill and ship our software products. Direct costs and manufacturing overhead also include amortized software development costs and non-capitalized technical support wages. The direct costs and manufacturing overhead decreased approximately $6,000 from approximately $1,110,000 for the nine months ended September 30, 2005 to approximately $1,104,000 for the nine months ended September 30, 2006 and increased as a percentage of gross revenues approximately 16% for the nine months ended September 30, 2006. The overall percentage increase resulted directly from amortization of software development costs. The amortization recognized during the nine months ended September 30, 2006 resulted from several new software releases in 2005 and 2006 including Membership Plus® 2005, QuickVerse® 2006 Macintosh, Sermon Builder® 4.0, QuickVerse® 2006 Windows, QuickVerse® 2006 Mobile, QuickVerse® 2006 Bible Suite, QuickVerse® 2006 Macintosh Gold Edition, Holman Christian Standard Bible® and QuickVerse 2007® Windows. The shorter timeframes between our product upgrades along with the increased amount of product releases during the fiscal year 2005 led to the increased amount of amortization recognized. During the nine months ended September 30, 2005 we continued to amortize the December 2004 release of QuickVerse® 2005 Windows, the February 2005 release of Membership Plus® 2005, the June 2005 releases of QuickVerse® Macintosh and Sermon Builder® 4.0, the late September 2005 release of QuickVerse® 2006 and the remainder of QuickVerse® 8.0 and Membership Plus® 8.0. The direct costs and manufacturing overhead percentage are expected to continue at these levels as more development projects are implemented in a shortened timeframe.

Fulfillment costs from a third-party warehouse and included in the manufacturing overhead costs noted above decreased approximately $19,000 from approximately $105,000 for the nine months ended September 30, 2005 to approximately $86,000 for the nine months ended September 30, 2006. This decrease is a direct result of decreased sales volume. Furthermore, our fulfillment center continues to improve its efficiency which has led to the lower rate in fulfillment costs.

Similar to the fulfillment costs, freight costs, included in the manufacturing overhead costs noted above, decreased approximately $35,000 from approximately $111,000 for the nine months ended September 30, 2005 to approximately $76,000 for the nine months ended September 30, 2006. This decrease, too, is related to the decrease in sales volume.

Royalties paid to third party providers of intellectual property decreased approximately $43,000 from approximately $300,000 for the nine months ended September 30, 2005 to approximately $257,000 for the nine months ended September 30, 2006 and increased approximately 3% as a percentage of gross revenues for the nine months ended September 30, 2006. The overall percentage increase in royalties paid for the nine months ended September 30, 2006 reflects the following:

▪	sales of QuickVerse® 2005 editions to a liquidator in the first and third quarters of 2006 and no sales to a liquidator in the first and third quarters of 2005;
▪	our increased sales focus on the QuickVerse® product line which have associated royalty fees;
▪
an increase in retail sales for the QuickVerse® 2007 product line during the month of September 2006 compared to only upgrade sales for the QuickVerse® 2006 product line during the same time frame in 2005; and

▪
our decreased sales focus on the Membership Plus® product line, which has no associated royalty fees. We have experienced a delay in our annual upgrade release of Membership Plus® 2007 and, during the first quarter of 2005, we released an upgrade to Membership Plus® in February 2005.

The royalty rate as a percentage of gross sales is expected to increase in the future as sales to new users are expected to increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products. Upgrade sales will remain only subject to royalties on their content additions.

We expect all cost of sales will increase in the future as we also anticipate revenues will increase throughout the remainder of our 2006 fiscal year based upon our development schedule for the remainder of the fiscal year and the broadened content made available for our QuickVerse® products.

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

Our software development costs for the three and nine months ended September 30, 2005 and 2006 are summarized in the table below. These costs, consisting primarily of direct and indirect labor and related overhead charges, capitalized during the three months ended September 30, 2005 and 2006, were approximately $172,000 and approximately $174,000, respectively, and during the nine months ended September 30, 2005 and 2006, were approximately $766,000 and approximately $412,000, respectively. Accumulated amortization of these development costs, which were included in cost of sales, totaled approximately $161,000 and approximately $143,000 for the three months ended September 30, 2005 and 2006, respectively, and approximately $525,000 and approximately $601,000 for the nine months ended September 30, 2005 and 2006, respectively. The overall increase in the amortization is a result of the shorter timeframes between our product upgrades along with the increased amount of product releases. Furthermore, the overall decrease in the capitalized costs reflects the decreased amount of product releases for the nine months ended September 30, 2006 as well as that during the nine months ended September 30, 2005 we were capitalizing the development costs related to our QuickVerse® Macintosh product line which was our first product line for the Macintosh platform.

Software Development Costs for	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Beginning balance	$487,849	$931,103	$707,067	$701,289
Capitalized	173,728	171,990	412,108	766,151
Amortized (Cost of sales)	143,361	160,642	600,959	524,989
Ending Balance	$518,216	$942,451	$518,216	$942,451
Research and development expense (General and administrative)	$47,393	$63,164	$131,013	$130,407

Sales, General and Administrative

Sales, General and Administrative Costs for Nine Months Ended September 30	2006	% to Sales	2005	% to Sales	Change	%
Selected expenses:
Commissions	$151,499	5%	$611,653	13%	$(460,154)	75%
Advertising and direct marketing	156,537	6%	419,217	9%	(262,680)	63%
Sales and marketing wages, reclassified	272,648	10%	266,966	6%	5,682	2%
Total sales and marketing	$580,684	21%	$1,297,836	27%	$(717,152)	55%
Research and development	131,013	5%	130,407	3%	606	0%
Personnel costs	564,825	20%	572,688	12%	(7,863)	1%
Legal	83,539	3%	157,970	3%	(74,431)	47%
Accounting	48,505	2%	22,031	0%	26,474	120%
Rent	74,260	3%	57,387	1%	16,873	29%
Telecommunications	28,967	1%	42,605	1%	(13,638)	32%
Corporate services	54,000	2%	73,972	2%	(19,972)	27%
Investor services	55,000	2%	---	0%	55,000	0%
Other general and administrative costs	270,231	10%	361,997	8%	(91,766)	25%
Total general and administrative	$1,310,340	47%	$1,419,057	30%	$(108,717)	8%

With gross revenues decreasing approximately $1,951,000 from our nine months ended September 30, 2005 to our nine months ended September 30, 2006, total sales, general and administrative costs also decreased approximately $826,000 from approximately $2,717,000 for the nine months ended September 30, 2005 to approximately $1,891,000 for the nine months ended September 30, 2006. Of the total sales, general and administrative costs, sales and marketing expenses decreased approximately $717,000 from approximately $1,298,000 for the nine months ended September 30, 2005 to approximately $581,000 for the nine months ended September 30, 2006. Included in sales expenses, third-party telemarketing commissions decreased approximately $460,000 from approximately $612,000 for the nine months ended September 30, 2005 to approximately $152,000 for the nine months ended September 30, 2006, and decreased as a percentage of gross revenues from approximately 13% to approximately 5% for the nine months ended September 30, 2005 and 2006, respectively. This decrease is mainly attributed to the lack of product releases during the nine months ended September 30, 2006, as well as the use of our own in-house direct telemarketing sales team which was developed specifically to reduce our reliance on third-party telemarketing services.

Advertising and direct marketing costs decreased approximately $263,000 from approximately $419,000 for the nine months ended September 30, 2005 to approximately $156,000 for the nine months ended September 30, 2006 and decreased as a percentage of gross revenues from approximately 9% to approximately 6% for the nine months ended September 30, 2005 and 2006, respectively. The decrease in advertising and direct marketing costs reflect that there was no upgrade release to the Membership Plus® product line in the nine months ended September 30, 2006 as compared to the Membership Plus® 2005 release in the nine months ended September 30, 2005, as well as an overall decrease in the number of product releases during the nine months ended September 30, 2006 compared to that of the nine months ended September 30, 2005. Advertising and direct marketing costs are expected to increase in future periods as we continue to enhance our product visibility online, increase and focus more on our direct marketing efforts, and increase the scope and frequency of our print advertising campaigns in order to maximize sales associated with new products and product enhancements throughout the coming year. Wages associated with our sales team and marketing team have been reclassified and are included in the total sales and marketing costs. The reclassified sales and marketing wages increased approximately $6,000 from approximately $267,000 for the nine months ended September 30, 2005 to approximately $273,000 for the nine months ended September 30, 2006. This increase is attributed to our recent expansion of our marketing team, and we expect these wages to increase in future periods as we expand our in-house direct telemarketing sales team.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). Software development costs related to third-party developers and direct labor expensed as research and development (see table above) amounted to approximately $63,000 for the three months ended September 30, 2005 compared to approximately $47,000 for the three months ended September 30, 2006 and approximately $130,000 for the nine months ended September 30, 2005 compared to approximately $131,000 for the nine months ended September 30, 2006. The slight increase in 2006 reflects the capitalization of less research and development costs for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. During the nine months ended September 30, 2005, we were capitalizing the development costs related to our QuickVerse® Macintosh product line, which was our first product line for the Macintosh platform. In addition, during the nine months ended September 30, 2005 we had more development projects underway compared to the nine months ended September 30, 2006 as well as more research and development costs associated with maintenance issues on titles after they are released to the general public. Research and development expenses are expected to increase in future periods as we continue to expand our internal development team, add new products and product versions, and as we continue to expand the array of platforms upon which our products are made available.

Total personnel costs decreased approximately $8,000, from approximately $573,000 for the nine months ended September 30, 2005, to approximately $565,000 for the nine months ended September 30, 2006. In addition, direct salaries and wages decreased approximately $60,000, from approximately $1,208,000 to approximately $1,148,000, over the same period. The decrease in direct salaries and wages was a result of losing our main developer for our Membership Plus® product line as well as the loss of our marketing manager. Due to a cost cutting initiative, we also lost our Vice President of Sales and Marketing and an individual on our product development staff. However, we do anticipate direct salaries and wages to increase in the future, as we are still focused on expanding our sales team, including additions to our own telemarketing sales team, our marketing staff and further expansion of our product development staff. As a percentage of gross revenues, direct salaries and wages increased approximately 16% from approximately 25% for the nine months ended September 30, 2005 to approximately 41% for the nine months ended September 30, 2006.

As a result of having restructured our health benefits plans in October 2005, our employment-related health care costs have decreased approximately $20,000 from approximately $105,000 for the nine months ended September 30, 2005 to approximately $85,000 for the nine months ended September 30, 2006. In July 2005, we initiated a Simple IRA retirement plan for our employees and for those who participated we decided to match up to 3% of the employee’s annual gross pay. Therefore, we anticipate that our costs related to this benefit will increase in future periods as more employees take advantage of the retirement plan.

The capitalization of direct and indirect labor and related overhead charges as software development costs (see “Cost of Sales” above) decreased by approximately $144,000 from approximately $370,000 for the nine months ended September 30, 2005 to approximately $226,000 for the nine months ended September 30, 2006. This decrease reflects the development of our QuickVerse® Macintosh product line during the nine months ended September 30, 2005, which was our first product line for the Macintosh platform. It is anticipated that personnel costs will continue to increase in future periods as operating capital is available and deployed to further fund the staffing requirements of our product development, direct sales teams and marketing staff.

Direct legal costs decreased approximately $74,000 for the nine months ended September 30, 2006 as a result of our registration statement on Form SB-2, originally filed on November 22, 2004, having been declared effective by the SEC on February 1, 2006. It is anticipated that legal costs will increase in future periods as we continue to meet our ongoing SEC reporting and corporate governance obligations, possibly raise additional capital, and pursue our business plan for growth by potentially acquiring other companies or product lines.

Accounting and audit related expenses increased approximately $26,000 for the nine months ended September 30, 2006 as a result of engaging a new principal accounting firm for our fiscal year end 2005 audit. It is anticipated that accounting costs will continue to increase in the future as we expect that our fees payable to the new principal accounting firm, which we expect to utilize on an ongoing basis, will generally be higher than those payable to our former accounting firm.

Rent costs increased approximately $17,000 for the nine months ended September 30, 2006 as a result of periodic percentage increase provisions in our leases agreements. It is anticipated that rent cost will continue to increase in the future as our lease agreement for our office/warehouse facilities in Omaha, Nebraska extends through May 2007 and our lease agreement for our office space in Naperville, Illinois extends through March 2007.

Telecommunications costs decreased approximately $14,000 for the nine months ended September 30, 2006 as a result of our having switched our local and long-distance carriers beginning in February 2005. Our call volume enabled us to change our service to dedicated T-1 lines which in turn reduced our long-distance charges. We also invested in internet protocol phones for our remote locations which reduced the overall local and long distance charges in our Illinois and Iowa locations. Furthermore, we experienced a decrease in call volume in the technical support and customer service departments for the nine months ended September 30, 2006 due to the delayed Membership Plus® upgrade release. We anticipate our call volume to increase during the fourth quarter of 2006 and the first quarter of 2007 as Membership Plus® 2007 was released in October 2006.

Corporate service fees decreased approximately $20,000 for the nine months ended September 30, 2006 resulting from the expiration of an independent consulting agreement and the resultant ability on our part to cease carrying the associated expense for a 2004 issuance to such consultant of a warrant to purchase 600,000 shares of common stock which had been allocated over the term of the agreement. We currently engage the services of an independent consultant for purposes of investor relations and therefore expect these fees to increase in future periods.

Finally, investor services fees increased approximately $55,000 for the nine months ended September 30, 2006 as we entered into an investor relations service agreement in April 2006. These fees are related to the hiring of an investor relations firm and the expense for the issuance of a total of 500,000 restricted shares of common stock allocated over the term of the investor relations contract. We anticipate these fees to increase in future periods.

Registration Rights Penalties

As of September 30, 2006, and in connection with a July 19, 2004 private placement with Barron Partners, LP and a certain Registration Rights Agreement, as amended, we had accrued a total of approximately $490,000 (284 days at $1,726 per day) in penalties under the terms of the Registration Rights Agreement, of which we paid $150,000 prior to April 7, 2006. On April 7, 2006, we signed a two-year promissory note for $336,000 together with simple interest at the rate of 8% per annum with Barron Partners for the unpaid registration rights penalties. The note agreement calls for monthly installments for the first twelve months of $10,000, beginning May 1, 2006 and $20,000 per month thereafter. The accrual of and payment on the registration rights penalties has had a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a corresponding decrease in our net income of approximately $49,000 for the nine months ended September 30, 2006.

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

These warrants have been accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In accordance with the accounting mandate, the derivative liability associated with these warrants has been, and shall continue to be, until each is either fully exercised or expires, adjusted to fair value at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. Under EITF 00-19, a decrease in our stock price results in a decrease in the fair value of the derivative liability and a valuation gain to be recognized in our income statement whereas an increase in our stock price results in an increase in the fair value of the derivative liability and a valuation loss to be recognized in our income statement. At September 30, 2006, the fair value of the derivative liability was approximately $953,000, fair value adjustments of approximately $328,000 and approximately $875,000 have been included in other expenses for the three and nine months ended September 30, 2005, respectively, and fair value adjustments of approximately $237,000 and approximately $1,110,000 have been included in other income for the three and nine months ended September 30, 2006, respectively. If our stock price rebounds during the fourth quarter of 2006 to a level consistent with our stock price at December 2005, the fair value of the derivative liability will increase and therefore, the valuation gain recognized during the three and nine months ended September 30, 2006 will decrease and/or reverse and we could potentially reflect a year-to-date valuation loss.

Amortization

Amortization expenses remained steady at approximately $133,000 and approximately $399,000 for the three and nine months ended September 30, 2005 and 2006, respectively. The software license acquired from TLC in July of 1999 (the “1999 license”) is amortized over a 10 year useful life. Amortization expenses for 2005 and 2006 reflect the continual amortization of the software license as well as the amortization of our website, www.quickverse.com, which we launched during the second quarter of 2004.

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

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. At September 30, 2006, management adjusted the amount of valuation allowance based on the assessment that we will produce sufficient income in the future to realize our net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the 1999 license. We currently have net operating loss carryforwards, for income tax purposes, of approximately $8,468,000. The carryforwards are the result of income tax losses generated in 2000 ($2,086,000 expiring in 2020), 2001 ($5,191,000 expiring in 2021), 2002 ($235,000 expiring in 2022) and 2005 ($956,000 expiring in 2025). We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $527,000 to fully utilize the current loss carryforwards. Although there can be no assurance, we believe this is achievable through careful expense management and continued introduction of new products and enhanced versions of our existing products.

Although there can be no assurance, management expects the deductible temporary differences (reserves) to reverse sometime beyond the next fiscal year.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the funding of our continued operations, which includes the ongoing internal development of new products, expansion and upgrade of existing products, and marketing and sales. We believe our future cash provided by operations will be sufficient to fund our continued operations. However, our pursuit of future strategic product line and/or corporate acquisitions and licensing will require funding from outside sources. Funding from outside sources may include but is not limited to the exercise of outstanding warrants and pursuit of other financing options such as commercial loans, common stock and/or preferred stock issuances and convertible notes. At this time, we have no legally committed funds for future capital expenditures including software development.

Working Capital at September 30	2006
Current assets	$658,101
Current liabilities	$2,866,445
Retained deficit	$(7,750,886)

As of September 30, 2006, we had approximately $658,000 in current assets, approximately $2,866,000 in current liabilities and a retained deficit of approximately $7,751,000. We had net income of approximately $26,000 for the three months ended September 30, 2006 and net income of approximately $1,000 for the nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2006, we had registration rights penalties of $-0- and approximately $49,000, respectively, and a related gain of approximately $237,000 and approximately $1,110,000, respectively, from the fair value adjustment of derivatives. See “Results Of Operations” above.

Cash Flows for Nine Months Ended September 30	2006	2005	Change	%
Cash flows provided by operating activities	$291,051	$479,934	$(188,883)	39%
Cash flows (used) by investing activities	$(425,063)	$(750,851)	$325,788	43%
Cash flows provided (used) by financing activities	$15,444	$(30,604)	$46,048	150%

Net cash provided by operating activities was approximately $291,000 for the nine months ended September 30, 2006, and approximately $480,000 for the nine months ended September 30, 2005. The decrease was primarily due to a decrease in the amounts received from customers resulting from decreased sales and a temporary decrease in payments to trade vendors and content providers.

Net cash used in investing activities was approximately $425,000 for the nine months ended September 30, 2006 and approximately $751,000 for the nine months ended September 30, 2005. The decrease was mainly the result of capitalizing fewer costs associated with software development.

Net cash provided by financing activities was approximately $15,000 for the nine months ended September 30, 2006, and net cash used by financing activities was approximately $31,000 for the nine months ended September 30, 2005. Both years reflect payments made on long-term notes payable. However, the nine months ended September 30, 2006 reflect proceeds received from a note payable.

Financing

As part of the July 19, 2004 financing transaction with Barron Partners, LP, we entered into a certain Registration Rights Agreement pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under each of two warrants. On November 22, 2004 we filed a registration statement on Form SB-2 covering the shares issued to Barron Partners, as well as the shares underlying the warrants issued to Barron Partners. On February 1, 2006, the SEC declared such registration statement effective. Due to continued delays in effectiveness of the registration statement (due principally to ongoing efforts made necessary by our determination to restate certain of our historical financial information), and in accordance with the Registration Rights Agreement, we accrued a total of approximately $490,000 (284 days at $1,726 per day) in penalties, of which we had paid $150,000 prior to April 7, 2006. On April 7, 2006, we signed a two-year promissory note for $336,000 together with simple interest at the rate of 8% per annum with Barron Partners for the unpaid registration rights penalties. The note agreement calls for monthly installments for the first twelve months of $10,000, beginning May 1, 2006 and $20,000 per month thereafter. The accrual and payment on the registration rights penalties has had a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a corresponding $49,000 decrease in our net income for the nine months ended September 30, 2006.

On July 20, 2006, we entered into a loan agreement with an individual, for the principal sum of $150,000, to fund an existing working capital deficit. The loan was evidenced by a convertible secured promissory note bearing interest at a rate of 10% per thirty-day period with the principal, together with all accrued interest, due on or before September 18, 2006. In further consideration of the loan, we issued the lender a three-year common stock purchase warrant to acquire up to an aggregate of 100,000 shares of our common stock at an exercise price of $0.07 per share. On September 19, 2006, we entered into a Modification and Extension Agreement in connection with this note. As of the original maturity date and in accordance with the original terms of the loan agreement, we repaid fifty percent of the original principal ($75,000). This Modification and Extension Agreement extended the repayment term of the balance of the outstanding principal under the loan agreement ($75,000), as well as the interest payable thereon and on the principal previously repaid, until October 20, 2006. In consideration for the extension of the maturity date, we agreed to pay an amount equal to one percentage point on the principal that remains outstanding ($750). On October 19, 2006, in connection with the above-mentioned loan, we repaid in full the remaining principal ($75,000), the interest payable on the original principal amount of $150,000 ($35,416.67) and the consideration payable for the extension of the maturity date ($750).

We have been unsuccessful in previous attempts to secure bank financing due to our internal financial ratios and negative working capital position and do not expect that we will be successful in securing any such financing unless and until our ratios in this regard improve. Although we have, in the past, secured financing on our open accounts receivable, we were unable to pursue that option because of a lien placed upon our accounts receivable, together with all of our other assets, in connection with the security interest granted to the lender for the July 20, 2006 loan. As of October 19, 2006, however, this loan was retired in full and financings secured against our open accounts receivable may once again, therefore, be a possible option for us in satisfying our future financing needs.

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

At September 30, 2006, the future minimum rental payments required under these leases are as follows:

2006	$20,333
2007	31,248
Total future minimum rental payments	$51,581

We lease telephone equipment under a capital lease due to expire in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life. Minimum future lease payments under capital leases as of September 30, 2006 for each of the next five years and in the aggregate are:

2006	$3,432
2007	13,726
2008	13,726
2009	12,582
2010	---
Total minimum lease payments	43,466
Less: Amount representing interest	7,282
Total obligations under capital lease	36,184
Less: Current installments of obligations under capital lease	10,023
Long-term obligation under capital lease	$26,161

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the potential impact that adoption of SFAS 157 will have on our financial statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006. We do not expect the adoption of SFAS 158 to have a material impact on our business, our financial condition, including liquidity and profitability, or our results of operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-QSB for the period ended September 30, 2006, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Moreover, there can be no assurance that our insurance coverage will prove adequate to cover all liabilities arising out of any claims that may be initiated against us in the future. Any finding of liability imposed against us coupled with a lack of corresponding insurance coverage is likely to have an adverse effect on our business, our financial condition, and including liquidity and profitability, and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration *
Common Stock Issuances
10/26/2006	Common Stock	Independent Board of Director	480,000	$12,000

Common Stock Warrant Issuances
Promissory Notes Convertible into Common Stock
7/20/2006	Common Stock	W. Sam Chandoha	100,000	$4,997

Common Stock Option Issuances
10/26/2006	Common Stock	Non-Executive Employees	850,000	$21,250

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the quarterly period ended September 30, 2006.

ITEM 5. OTHER INFORMATION.

Our Annual Meeting of the Stockholders of Findex.com, Inc., previously scheduled to be held on September 14, 2006, has been rescheduled for May 4, 2007.

There were no reportable events under this Item 5 during the quarterly period ended September 30, 2006.

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

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

31.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated November 20, 2006. FILED HEREWITH.

31.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated November 20, 2006. FILED HEREWITH.

32.1
Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated November 20, 2006. FILED HEREWITH.

32.2
Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated November 20, 2006. FILED HEREWITH.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

Date: November 20, 2006	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: November 20, 2006	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer