Form 10KSB
period 2006-12-31
FINDEX COM INC
filed 2007-04-17
CIK 1089061

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Revenues for the fiscal year ended December 31, 2006 totaled $3,742,751.

As of April 16, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $559,000.

At April 16, 2007, the registrant had outstanding 49,788,317 shares of common stock, of which there is only a single class.
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

STRATEGY

The common thread among our current software products is their target constituency, consumers that share a devotion to or interest in Christianity and faith-based “inspirational” values. Our focus is to become the largest worldwide provider of Bible study and related faith-based software products as well as to continue our sales growth across all distribution channels and our market share growth in all of our current product categories. We plan for the continued broadening of our product lines through marketing and sales initiatives, ongoing internal development of new products, expansion and upgrade of existing products and strategic product line and/or corporate acquisitions and licensing. Specifically, our development strategy includes:

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

Our development strategy further includes the pursuit of acquisition and related strategic growth opportunities involving other companies that sell faith-based merchandise and services. As part of this strategy, we may acquire businesses that (i) only recently commenced operations, (ii) are development-stage enterprises in need of additional funds to expand into new products or markets, or (iii) are established businesses that may be experiencing financial or operating difficulties and need additional capital. We may also pursue other strategic growth opportunities, including, but not limited to, the acquisition of new product lines, content licensing, proprietary technology licensing or acquisitions, asset acquisitions, or acquisitions of other operating businesses, provided, however, that any such opportunities fit our corporate growth strategy and provide immediate or near term added value and provide a measurable increase in our existing customer base or a new, related customer base to which we can cross-market our products and produce greater revenues and/or earnings. Furthermore, we have not ruled out the pursuit of transactional opportunities in areas outside the faith-based market demographic.

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

Internal and External Development Groups

We develop our titles and title versions using a strategic combination of our internal development group and external, independently contracted developers, a team of which are located in the Russian Federation and several others of which are located in the United States and India.

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

In March 2004, we opened an in-house development office in Naperville, Illinois, and we also maintain development and technical staff at our Omaha, Nebraska headquarters.

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

Our total product development costs incurred during the years ended December 31, 2005 and 2006, were approximately $1,029,000 and approximately $682,000, respectively, of which capitalized costs accounted for approximately $812,000 and approximately $491,000, respectively and expensed costs accounted for $217,000 and approximately $191,000, respectively.

OUR PRODUCTS

Our focus is to become the largest worldwide provider of Bible study and related faith-based software products. To that end, we utilize a brand structure and market our largest selling titles and title versions under the distinct key brand: QuickVerse® and Membership Plus®. We support this strategy through the regularly scheduled introduction of new titles and title versions featuring this brand. In the year ended December 31, 2006 we released a total of approximately eleven titles and title versions for PC, Macintosh® and PDA platforms. Through the remainder of the fiscal year 2007 we currently plan on releasing a total of approximately sixteen titles and title versions for PC, Macintosh® and PDA platforms.

Our faith-based software titles and title versions are currently divided among the following six categories:

▪	Bible Study;
▪	Financial/Office Management Products for Churches and other Faith-Based Ministries;
▪	Print & Graphic Products;
▪	Pastoral Products;
▪	Children’s Products; and
▪	Language Tutorial Products.

Bible Study

For the fiscal year ended December 31, 2006, approximately 65% of our revenues were derived from sales of our flagship QuickVerse®, an industry-leading Bible-study software now in its 18th year and 11th version, which is available in an array of content package variations ranging in retail price from $9.95 to $799.95. Originally introduced into the market in 1989, QuickVerse® has sold over one million copies since its introduction and is currently believed by us to be the market leader in its category.

QuickVerse® simplifies biblical research, allowing users to view multiple reference materials, including Bibles, dictionaries, commentaries and encyclopedias, side-by-side on the computer screen. A built-in “QuickSearch” feature enables the user to highlight a word or Bible verse and find all of its occurrences in a particular text. Advanced search options enable users to search by word, phrase or verse across multiple books, offering search options that locate all forms of a given search word without the need for embedded symbols. For example, a search for the word “rise”, will yield the words “arise”, “risen”, “rising”, and “rise”. QuickVerse® 2007, our latest version, is currently available in six CD-Rom editions for PC. Each edition of QuickVerse® contains several Bible translations (e.g., the King James Version, the American Standard Version, etc.) along with numerous reference titles (e.g., dictionaries, commentaries, encyclopedias, etc.).

The QuickVerse® family of products for PC includes:

▪	QuickVerse® Bible Suite (which contains 8 Bibles and 40 reference titles, retail price: $39.95);
▪	QuickVerse® Essentials Edition (which includes 10 Bibles and 44 reference titles, retail price: $59.95);
▪	QuickVerse® Standard Edition (which includes 15 Bibles and 63 reference titles, retail price: $129.95);
▪	QuickVerse® Expanded Edition (which includes 17 Bibles and 100 reference titles, retail price: $249.95);
▪	QuickVerse® Deluxe Edition (which includes 23 Bibles and 154 reference titles, retail price: $349.95); and
▪	QuickVerse® Platinum Edition (which includes 25 Bibles and 272 reference titles, retail price: $799.95).

Furthermore, for QuickVerse® 2007 we introduced the QuickVerse® 2007 Upgrade Download (retail price: $29.95), which is an update to the QuickVerse® engine for those with prior QuickVerse® versions (QuickVerse® 8.0 Essentials or above). Each QuickVerse® purchase includes access to additional books and content, which can be unlocked or downloaded and made accessible for an additional fee.

QuickVerse® Mobile, an industry-leading Mobile Bible-study software, is compatible on both Pocket PC® and Palm® OS operating systems, and is currently in its 4th year and 4th version. This program provides the same simplified access and many of the personal Bible study features found in the desktop QuickVerse® versions. QuickVerse® 2007 Mobile is currently available in three editions as a download and in CD-Rom. Each edition of QuickVerse® 2007 Mobile contains several Bible translations (e.g., the King James Version, the American Standard Version, etc.) along with numerous reference titles (e.g., dictionaries, commentaries, encyclopedias, etc.).

The QuickVerse® 2007 Mobile family of products includes:

▪	Standard Edition (which includes 3 Bibles and 6 reference titles, retail price: $29.95);
▪	Deluxe Edition (which includes 6 Bibles and 9 reference titles, retail price: $39.95); and
▪	Platinum Edition (which includes 8 Bibles and 13 reference titles, retail price: $69.95).

Each edition contains 125 scripture reading plans and provides the user with the ability to create their own.

During the fiscal year 2005, we introduced QuickVerse® Macintosh, which is compatible with Macintosh® OS X 10.3 or higher operating systems, and is currently in its 2nd year and 2nd version. QuickVerse® 2007 Macintosh is available in three editions and provides access to several Bible translations (e.g., the King James Version, the American Standard Version, etc.) along with numerous reference titles (e.g., dictionaries, commentaries, encyclopedias, etc.).

The QuickVerse® 2007 Macintosh family of products includes:

▪	QuickVerse® White Box Edition (which includes 10 Bibles and 45 reference titles, retail price: $59.95);
▪	QuickVerse® Black Box Edition (which includes 15 Bibles and 66 reference titles, retail price: $129.95); and
▪	QuickVerse® Gold Box Edition (which includes 22 Bibles and 158 reference titles, retail price: $349.95).

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

In addition to QuickVerse®, we also develop and market certain other Bible study software packages. These include the Vine’s® Complete Collection, the Nelson’s® Reference Collection, the Warren Wiersbe® Collection, the John MacArthur® Collection, the Life Application Bible Commentary® Collection, the Willmington Guide to the Bible® Collection, and the Fisherman Study Guide® Collection. Although our prices are subject to change from time to time, these titles currently range in retail price from $9.95 to $249.95 per unit.

Financial/Office Management Products for Churches and other Christian Faith-Based Ministries

For the fiscal year ended December 31, 2006, approximately 27% of our revenues were derived from sales of Membership Plus®, an industry-leading church management software now in its 11th version. Membership Plus® 2007 is available in each of a standard and a deluxe package at retail prices of $199.95 and $399.95 respectively. Each of these product packages provides church database, financial management and church productivity tools, including those designed to streamline church office accounting, tasks and scheduling, track membership and contributions, organize membership databases, and provide efficiency in producing targeted mailings, attendance reports and IRS-compliant contribution receipts. The deluxe package is equipped with a broader functionality and range of features, including, for example, a number of templates for legal agreements frequently used by these types of organizations and a fund based accounting function.

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

Over 80,000 churches and faith-based organizations have purchased Membership Plus® since its introduction in 1990. Membership Plus® 2007, our latest version, is currently available in two CD-Rom editions: Membership Plus® Standard and Membership Plus® Deluxe.

Print & Graphic Products

We currently sell/distribute ClickArt Christian Publishing® Suite III (retail price: $39.95), which is a full desktop publishing package containing over 13,000 Christian images, icons, maps, Catholic and Jewish imagery and ethnically diverse, family-oriented illustrations to be used in the creation of a wide range of printed materials including newsletters, bulletins, posters, fliers, mailings, calendars, and reports. We also publish/distribute ClickArt Christian Graphics Deluxe® (retail price: $29.95), which contains faith-based and Christian graphical images that can be used in the production of other content related projects. We also distribute several titles produced and distributed by SummitSoft Corporation a publisher of productivity software for professional and home users, including Logo Design Studio® (retail price: $29.95), Essential Office Font Pack® (retail price: $19.99), 2500 True Type Fonts® (retail price: $19.99) and the Wedding Planner® (retail price: $39.95).

Although our prices are subject to change from time to time, our print and graphic products range in price from $9.99 to $39.99 per unit. In the aggregate, and for the fiscal year ended December 31, 2006, approximately 2% of our revenues were derived from sales of these products.

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

Although our prices are subject to change from time to time, our pastoral products range in price from $29.95 to $99.95 per unit. In the aggregate, and for the fiscal year ended December 31, 2006, approximately 2% of our revenues were derived from sales of these products.

Children’s Products

We currently produce and distribute/sell a line of children’s CD-Rom products designed to appeal to faith-conscious families interested in spiritually-enriched entertainment and play-along educational content. Collectively, these titles include Jonah and the Whale® (retail price: $5.97), Noah and the Ark® (retail price: $5.97), Daniel in the Lion’s Den® (retail price: $5.97), The Story of Creation® (retail price: $5.97), and American History Explorer® (retail price: $29.95). In addition, we also distribute the DVD video Junior’s Giants® (retail price: $12.95) produced by Divine Comedy Productions.

Although our prices are subject to change from time to time, our children’s products range in price from $5.97 to $39.97 per unit. In the aggregate, and for the fiscal year ended December 31, 2006, less than 1% of our revenues were derived from sales of these products.

Language Tutorial Products

We currently produce tutorial software programs for learning Greek and Hebrew languages frequently studied in conjunction with a Bible-study curriculum or by biblical scholars. Each of these two programs, Greek Tutor® and Hebrew Tutor® (retail price: $49.95 each), covers all of the essential language development skills, including letters, vocabulary and grammar. Although our prices are subject to change from time to time, our language tutorial products range in price from approximately $10.00 to $69.95 per unit. In the aggregate, and for the fiscal year ended December 31, 2006, approximately 3% of our revenues were derived from sales of these products.

Other Products

In addition to our own software products, we resell certain titles and title versions that we purchase at a discount and that are published by others, including SummitSoft, Divine Comedy Productions and Webroot®. These are non-exclusive, purchase-order only type arrangements in connection with which we carry only limited inventory. Sales from these titles are derived exclusively online through our Website and, apart from on our Website, we do not promote these products. Although prices are subject to change from time to time, these software products range in price from approximately $5.97 to $39.99 per unit. In the aggregate, and for the fiscal year ended December 31, 2006, less than 1% of our revenues were derived from sales of these products.

OUR MARKET

According to a Gallup poll released in January 2006, 50% of Americans identified themselves as Protestant, while 25% identified themselves as Catholic, and 13% identified themselves as “Other Christian”. According to the same survey, 59% of Americans say that religion is “very” important to them in their own lives, and another 25% say that religion is “fairly” important in their lives. Additionally, 41% describe themselves as “born-again” or “evangelical Christian”.

According to the most recent survey released in July 2006 by the Christian Bookseller’s Association (“CBA”), Christian-product sales for the year 2004 were $4.34 billion. The survey also revealed that $2.3 billion of the $4.34 billion total was sold through Christian retail, with $1.3 billion sold through general retail, and $694 million sold direct-to-consumer, and through ministry sales channels. The 2,055-store CBA segment includes several different chains, Family Christian Stores being the largest with over 300 stores. As faith-based retailing increases, secular stores are offering more faith-based products as evidenced by the $1.3 billion sales figure in 2004 as reported by the CBA. It is this faith-based demographic that we seek to target.

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

SALES

Direct Marketing / Online Sales

Direct sales accounted for approximately 53% of our 2006 fiscal year revenue. Over the past four years, we have devoted significant and increasing resources to the development of our direct-marketing program. Through this program, we market our products directly to consumers and church and “para-church” organizations through a combination of direct-mailings and opt-in e-mailings of our product title catalogs and brochures. An important aspect of this initiative is our online sales. In May of 2004, we launched a full-service online store with many of the kinds of features and capabilities that online shoppers have come to expect from cutting-edge Internet retailers. Furthermore, we are making technological advancements to our Website in order to provide more downloadable products and/or content. We are currently marketing our products online through multiple sources including our own www.quickverse.com Internet Website, other Internet Websites such as www.amazon.com, as well as several widely used search engines such as Google® and Yahoo®. Furthermore, in October of 2005 we joined an affiliate network through www.shareasale.com and have gained approximately 100 affiliate merchants that market our products through their Websites. Despite these growing initiatives, online sales through any origination points other than our own www.quickverse.com Website accounted for less than 1% of our 2006 fiscal year revenue.

We anticipate online orders will continue to increase as we expand our software product base and enhance our marketing efforts in this area.

Retail Sales

Retail sales accounted for approximately 47% of our 2006 fiscal year revenue. Our domestic retail sales involve thousands of retail stores across the United States through which our products are sold, many of which are members of the CBA. These stores vary from small, family-owned Christian bookstores to large chain bookstores such as LifeWay Christian Stores, Family Christian Stores® and Berean Christian Stores. We face the continuing challenge of reaching these stores on a consistent basis to keep them informed of new releases, promotional offers, etc. In addition to advertising in trade publications and maintaining visibility at CBA trade shows and events, we believe that it is critical to be in direct personal contact with each customer routinely, in order to maintain or increase our market position. Towards that end, our sales representatives are expected to contact each of our customers as well as each of the independent stores that are not yet our customers regularly and present them with the latest in our products and promotions. We believe our personalized approach to marketing provides us with an edge over our competition, which we believe rely predominantly on advertising to maintain and develop their relations with CBA customers.

In the secular retail market, which includes chains such as Best Buy™, CompUSA®, OfficeMax™ and Apple® Stores, we believe that we continue to be a top seller of Bible study software and we are developing additional promotions to grow our market share.

International Sales

International sales accounted for approximately 2% of our 2006 fiscal year revenue. We currently sell to distributors and retailers in Africa, Australia, Canada, Faroe Island, Korea, New Zealand, Philippines, Singapore, and the United Kingdom. These distributors and retailers, in turn, sell our products into both Christian and large, secular retail outlets that sell off-the-shelf consumer software packages.

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

SIGNIFICANT CUSTOMERS AND SUPPLIERS

During the fiscal year ended December 31, 2006, we had one major customer, Lifeway Christian Resources, that individually accounted for 10% or more of annual sales, whereas during the fiscal year ended December 31, 2005, we had no major customers that individually accounted for 10% or more of annual sales. As we introduce new and enhanced software titles into the market and increase our focus on direct sales, we anticipate our sales to a single customer, as a percentage of gross consolidated revenue, will remain below 10%.

Also for the fiscal years ended December 31, 2006 and 2005, product and material purchases from Midlands Packaging Corporation accounted for 20% and 19%, respectively, IsoDisc accounted for 19% and 24%, respectively, Frogs Copy and Graphics accounted for 19% and 23%, respectively, and GP Direct, LLC accounted for 17% and 5%, respectively, of the total product and material purchases made by us. We currently have no long-term written agreements with any of these suppliers. The payment terms are generally net 30 days, and we are not substantially dependent upon any one or more of them; all are easily replaceable with any locally available supplier.

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

Specifically, and in relation to our QuickVerse® family of products, we believe we are the market leader in our category. We currently compete with the following companies and products, among others, in the PC category:

▪	Logos Research Systems, Inc. - Logos Bible Software® 3
▪	Biblesoft, Inc. - PC Study Bible® Version 5
▪	Thomas Nelson, Inc. - Nelson eBible®
▪	WordSearch Bible Publishers - WordSearch® 7
▪	Zondervan - Zondervan Bible Study Library®

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

In relation to our QuickVerse® Mobile products, we currently compete with the following companies and products, among others:

▪	Laridian - PocketBible®
▪	Thomas Nelson, Inc. - Nelson eBible® for PDA
▪	Zondervan - NIV Bible Study Suite PDA®
▪	WordSearch Bible Publishers - Life Application Bible Pocket Library®
▪	Olive Tree Bible Publishers - Olive Tree Bible Software®

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

We entered into a license agreement in June 1999 with Parsons Technology, Inc. which forms the basis of our copyright protection for products that accounted for approximately 99% of our revenues in 2006, including those generated from sales of QuickVerse® and Membership Plus®, by far our two largest selling software titles. A copy of the license that we obtained from Parsons Technology, which has since been assigned to Riverdeep, Inc., the latest licensor-assignee in a succession of assignments by Parsons Technology that have occurred since June 1999, is incorporated by reference into this annual report on Form 10-KSB for the year ended December 31, 2006 as Exhibit 10.3. At the time, it was acquired as part of a combination of related transactions involving ourselves, Parsons Technology, then a wholly owned subsidiary of Mattel, Inc.®, and TLC Multimedia Inc., then also a wholly owned subsidiary of Mattel, Inc.® Aside from the license, the transactions involved an asset sale, a product distribution agreement, and a related services agreement. Taken as a whole, and essentially, we had acquired from TLC Multimedia a software publishing and sales division (known and referred to by many then as the “Parsons Church Group”). In accordance with its terms, we agreed to pay a one-time non-recurring fee of $5 million to obtain the license, which fee was payable over a subsequent approximate one year period. The related asset sale involved separate consideration.

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

In October 2001, due to being in arrears with respect to certain royalty payments owed to The Zondervan Corporation, then a content provider to QuickVerse®, we became party to a second mediation ultimately resulting in a multi-party settlement agreement, on October 20, 2003, the terms of which provided for our payment to Zondervan of $500,000 plus 5% simple interest in installments, as well as for our destruction of all inventory containing Zondervan-owned content, all of which we satisfied within months thereafter. As part of the settlement agreement, we received a covenant in perpetuity with respect to our rights under the 1999 license, effectively extending it indefinitely with no continuing financial obligations owed by us. A copy of the settlement agreement which resulted in the effective extension is incorporated by reference into this annual report on Form 10-KSB for the fiscal year ended December 31, 2006 as Exhibit 10.14.

Since 1999, the developments, including modifications and improvements, that we have made to the originally acquired copyrighted programs covered by the license have been extensive. We have used both in-house developers and third-party contractors in these modifications and improvements over which we retain the exclusive ownership. Given these developments, which have been made through seven subsequent versions, eight different editions and three new platforms of QuickVerse®, five subsequent versions and one new edition of Membership Plus®, and various subsequent versions of some of the other titles to which we acquired rights under the license (including those in each of the print and graphics, pastoral, children’s, and language tutorial product categories), we believe that the real value of the copyrights associated with these titles lay almost exclusively at this point in the improvements that we own rather than the base copyrights that we were originally granted and that continue to be owned by Riverdeep, Inc. Moreover, it is our belief that the original source code covered by the license has been effectively rendered valueless by virtue of these subsequent modifications and improvements. Although we do not believe that any third parties have been granted any rights to date in addition to our own to publish or sell these titles into secular channels, and do believe that, even if this has occurred or should occur in the future, the barriers to entry created by the extensive developments that we have made and now own to these otherwise licensed titles would make it practically infeasible for any third party to effectively compete with us in relation to these products in any market, there can be no assurance that one or more competitors will not emerge at some point or that they will not impact on our sales and revenues.

As noted above, our largest-selling title, QuickVerse®, is one from which we originally derived our rights under the 1999 license. One of the features that make QuickVerse® such a popular title is its breadth of content. A very significant percentage of this content is licensed by us from various third-party content providers for inclusion in QuickVerse®. We are therefore responsible for paying royalties on a regular basis to these providers in connection with our sales of QuickVerse®. In total, we currently have content licensing agreements with 46 different publishers for approximately 770 individual Bible translations and other biblical or related scholarly works which are incorporated in various editions of our QuickVerse® products, or in some cases sold as stand-alone or add-on content. These licensing agreements are typically non-exclusive and for a fixed duration (e.g., a term of 3 or 5 years). Royalties are generally paid within 30 days following the end of a quarter and are calculated as a percentage of net sales from a work (e.g., ranging from 3% to 10% according to the licensing agreements), based upon factors such as value as a stand-alone product as compared to, for example, value when bundled with other titles within a collective work. These license agreements typically cover content in the context of both stand-alone products and as bundled works. For example, consumers who purchase QuickVerse® pay the suggested retail price and are in part paying for the technology within the program along with the content. QuickVerse® titles sold to new consumers or new users are subject to royalties on all content within each specific QuickVerse® title. However, upgrade sales to existing users are only subject to royalties on new content additions of the upgraded version.

In addition to the copyrights associated with the 1999 license described above, copyright protection exists in relation to the software titles that we resell published by others. These copyrights, however, are held by the publishers and/or their respective third-party content providers.

While approximately 82% of our copyrighted software programs are registered with the U.S. Copyright Office, approximately 18% remains unregistered, including all of the works included in the enhancements that we have made to titles from which we originally derived our rights under the 1999 license. In the U.S., works afforded the benefit of copyright protection can either be registered with the U.S. Copyright Office or remain unregistered, and, although registration offers certain advantages to the holder in being able to assert its rights (including a rebuttable presumption of ownership and entitlement to statutory damages and attorneys fees), the fact remains that an original work in the U.S. becomes protected by the copyright laws from the moment it is “fixed in a tangible medium,” which, as it relates to software, has long been interpreted to mean when it is stored on a hard drive or removable disk.

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

EMPLOYEES

As of April 17, 2007, we had twenty-three full-time employees. Of those twenty-three, four were part of the senior-level executive and financial management team, four were in the product development team, seven were on the sales team, and eight were in fulfillment, administration, and related support positions. For the fiscal year ended December 31, 2006, our annual employee costs (including wages, related payroll taxes and benefits) totaled approximately $1,703,000, equivalent to 41% of gross revenues. In addition, we have engaged the services of several consulting firms who are working full or part-time for us in the area of product development.

We rely heavily on our current officers and directors in operating the business. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

SEASONALITY

Our business is highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, historically accounting for less than 30% of annual sales.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 11204 Davenport Street, Suite 100, Omaha, Nebraska. We lease this 6,500 square foot premises under a five year lease agreement with 11204, LLC. Our monthly rent is $7,563.76 and, as of April 17, 2007, there was approximately one month remaining under the lease. We have no reason to believe at this time that we will not be able to renew the lease for this premises for a term appropriate with our business objectives and on economic terms that we deem to be reasonably acceptable.

We maintain additional leased office space in Naperville, Illinois for certain product development activity. We lease this 880 square foot premises under a three year lease agreement with Transwestern Great Lakes, L.P. Our monthly rent is $1,356.67 and there are twenty-three months remaining under the lease.

Two of our full-time employees work in home offices located in Cedar Rapids, Iowa. We do not pay for any space associated with these operations.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-KSB for the year fiscal year ended December 31, 2006, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Moreover, there can be no assurance that our insurance coverage will prove adequate to cover all liabilities arising out of any claims that may be initiated against us in the future. Any finding of liability imposed against us coupled with a lack of corresponding insurance coverage is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is traded on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol, “FIND”.

The following table sets forth for the periods indicated the high and low bid prices for our common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board, and as obtained from Yahoo.com. The prices are inter-dealer prices, do not include retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Common Stock
2005	High	Low
First Quarter	$0.150	$0.070
Second Quarter	$0.150	$0.090
Third Quarter	$0.140	$0.070
Fourth Quarter	$0.170	$0.070

2006	High	Low
First Quarter	$0.150	$0.090
Second Quarter	$0.150	$0.040
Third Quarter	$0.080	$0.030
Fourth Quarter	$0.060	$0.030

STOCKHOLDERS

As of April 17, 2007, there were approximately 800 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

DIVIDENDS

Since inception, no dividends have been paid on our common stock and we do not anticipate paying any dividends in the foreseeable future. Although it is our intention to utilize all available funds for the development of our business, no restrictions are in place that would limit or restrict our ability to pay dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	855,000	$0.11	645,000
Equity compensation plans not approved by security holders	3,800,000	$0.097	---
Total	4,655,000	$0.099	645,000

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

In addition, we issue various forms of stock-based awards including nonqualified stock options and restricted stock awards to directors, officers, other key employees and third-party consultants, outside of the Stock Incentive Plan. Awards granted outside of the plan have been granted pursuant to equity compensation arrangements that have not been approved by our stockholders. These awards are granted at an exercise price as determined by our board at the time of grant, which is based on the last available closing price of our common stock and are not less than the par value of such shares of common stock. Stock options granted outside of the plan vest as determined by our board at the time of grant and have a term of up to ten years. Non-employee directors, though treated as employees for financial reporting purposes under Financial Accounting Standards Board Interpretation No. 44, are excluded from the income tax advantages afforded employees by the Internal Revenue Code.

All issued options, whether under the plan or not, create the obligation for stock issuance upon payment of the corresponding exercise price.

RECENT SALES OF UNREGISTERED SECURITIES

There were no previously unreported sales of unregistered securities during the fiscal years ended December 31, 2005 or 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read together with our consolidated financial statements for the period ended December 31, 2006 and the notes to the consolidated financial statements.

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

Stock-Based Compensation

In accordance with SFAS No. 123(R), Share-Based Payment, we measure the cost of employee services received in exchange for an award for equity instruments based on the grant-date fair value and recognize the cost over the requisite service period. In addition, any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) will be presented in the Consolidated Statements of Cash Flows as a financing (rather than as operating) cash flow. Realized windfall tax benefits are credited to paid-in capital in the Consolidated Balance Sheets. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense.

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

MANAGEMENT OVERVIEW

During the fourth quarter of 2006 we released an upgrade to our top-selling financial and data management software, Membership Plus®. Membership Plus® 2007 was released in time for the holiday season in two editions, Membership Plus® 2007 Standard and Membership Plus® 2007 Deluxe, with a range in retail price from $199.95 and $399.95. QuickVerse® 2007 Mobile was also released during the fourth quarter of 2006. QuickVerse® 2007 Mobile is available in three editions, QuickVerse® 2007 Mobile Standard, QuickVerse® 2007 Mobile Deluxe and QuickVerse® 2007 Mobile Platinum, with a range in retail price from $29.95 to $69.95. Furthermore, we teamed up with Thomas Nelson Publishers® and released for the first time the Vine’s Complete Collection® for QuickVerse® (Windows) users. This extensive reference collection has a retail price of $59.95.

During the third quarter of 2006 we released an upgrade to our flagship product, QuickVerse®, which was one month earlier compared to our upgrade release of QuickVerse® in 2005. In addition, this marked the second year in a row that we released an upgrade to the QuickVerse® (Windows) product line that would reach the retail stores prior to the holiday season beginning. QuickVerse® 2007 is currently available in the following six editions:

▪	QuickVerse® 2007 Bible Suite,
▪	QuickVerse® 2007 Essentials,
▪	QuickVerse® 2007 Standard,
▪	QuickVerse® 2007 Expanded,
▪	QuickVerse® 2007 Deluxe, and
▪	QuickVerse® 2007 Platinum.

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

Comparatively, during the fourth quarter of 2005, we released QuickVerse® 2006 Mobile in four editions. During the third quarter of 2005, we released QuickVerse® 2006 three months earlier than our upgrade release of QuickVerse® in 2004. During the second quarter of 2005, and for the first time in our operating history, we introduced QuickVerse® to the Macintosh Operating System in two editions, QuickVerse® Macintosh Black Box (includes 12 Bibles and 56 reference titles), with a suggested retail price of $99.95 and QuickVerse® Macintosh White Box (includes 9 Bibles and 40 reference titles), with a suggested retail price of $49.95. We also released an updated version of Bible Illustrator® 3.0 entitled Sermon Builder® 4.0, with a suggested retail price of $69.95. Lastly, during the first quarter of 2005, we released an upgrade to our top-selling financial and data management software, Membership Plus®, with a suggested retail price of between $149.95 and $349.95, and introduced QuickVerse® 2005 Essentials, with a suggested retail price of $49.95, and QuickVerse® 2005 Platinum, with a suggested retail price of $799.95.

Despite our decreased gross revenues during the twelve months ended December 31, 2006, we were able to decrease our total operating expenses by reducing our sales and marketing costs as well as our general and administrative costs. Although there can be no assurance, we anticipate that revenues will increase in real terms during our 2007 fiscal year based upon our development schedule for the fiscal year and the introduction of new titles that will broaden the content made available for our QuickVerse® products.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

Statement of Operations for Years Ended December 31	2006	2005	Change	%
Net revenues	$3,742,751	$5,337,342	$(1,594,591)	-30%
Cost of sales	1,755,400	2,126,164	(370,764)	-17%
Gross profit	$1,987,351	$3,211,178	$(1,223,827)	-38%
Total operating expenses	(3,039,670)	(4,273,209)	1,233,539	-29%
Loss from operations	$(1,052,319)	$(1,062,031)	$9,712	-1%
Other income	1,065	14,855	(13,790)	-93%
Other adjustments	(49,314)	(436,686)	387,372	-89%
Gain (loss) on fair value adjustment of derivatives	1,535,594	(33,797)	1,569,391	-4,644%
Gain (loss) on disposition of assets	3,173	(1,869)	5,042	-270%
Other expenses	(77,097)	(11,029)	(66,068)	599%
Income (loss) before income taxes	$361,102	$(1,530,557)	$1,891,659	-124%
Provision for income taxes	292,598	(50,709)	343,307	-677%
Net income (loss)	$653,700	$(1,581,266)	$2,234,966	-141%

For the year ended December 31, 2006 we had net income of approximately $654,000 compared to a net loss of approximately $1,581,000 for the year ended December 31, 2005. However, our gross profit decreased approximately $1,224,000 from a gross profit of approximately $3,211,000 for the year ended December 31, 2005 to a gross profit of approximately $1,987,000 for the year ended December 31, 2006 (a reduction of approximately 7%). Although we decreased our total operating expenses approximately $1,234,000 from approximately $4,273,000 for the year ended December 31, 2005 to approximately $3,039,000 for the year ended December 31, 2006, our loss from operations only decreased approximately $10,000 from approximately $1,062,000 for the year ended December 31, 2005 to approximately $1,052,000. These negative results of operations are primarily attributable to the following:

▪
our gross revenues decreased approximately $2,163,000 to approximately $ 4,146,000 for the year ended December 31, 2006 from approximately $6,309,000 for the year ended December 31, 2005. This decrease is primarily attributable to the following:

	▪	an overall net decrease in unit sales of our QuickVerse® product line due to a reduction in the perceived value on the part of customers of certain upgrades based on the relative frequency thereof;

	▪	the lack of product releases during the year ended December 31, 2006 as compared to the year ended December 31, 2005, specifically our annual release of Membership Plus®; and

	▪	the decreased suggested retail price in those products that were released during the year ended December 31, 2006 compared to those released during the year ended December 31, 2005;

▪
our cost of sales decreased approximately $371,000 for the year ended December 31, 2006; however, as a percentage of gross revenues our costs of sales increased from approximately 34% of gross revenues for the year ended December 31, 2005 to 42% of gross revenues for the year ended December 31, 2006 due to the increased percentage of gross revenues related to amortization of software development costs, direct costs, and royalties;

▪	we incurred liquidated damage penalties of approximately $49,000 in connection with our failure to meet certain contractual registration obligations; and

▪	our interest expense increased approximately $66,000 for the year ended December 31, 2006 due to a loan agreement that was entered into in order to fund our working capital deficit.

Our net income increased approximately $2,235,000 from a net loss of approximately $1,581,000 for the year ended December 31, 2005 to a net income of approximately $654,000 for the year ended December 31, 2006. This increase is mainly attributed to the non-cash valuation gain of approximately $1,536,000 we recognized from the fair value adjustment of our derivative liabilities during the year ended December 31, 2006. Under applicable accounting mandate, a decrease in our stock price results in a decrease in the fair value of the derivative liability and a valuation gain to be recognized in our income statement whereas an increase in our stock price results in an increase in the fair value of the derivative liability and a valuation loss to be recognized in our income statement.

Offsetting to some degree the negative results of operations detailed above were two positive developments during the year ended December 31, 2006. First, a registration statement on Form SB-2, originally filed by us on November 22, 2004, was declared effective by the SEC on February 1, 2006, thereby halting any further accrual of liquidated damages in relation to previously granted registration rights. Second, we released our annual upgrade of our QuickVerse® (Windows) product line in time for the retail stores to receive their orders prior to the commencement of the holiday season.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. Estimated returns are also based upon a percentage of total retail and direct sales. Direct sales accounted for approximately 53% of our 2006 fiscal year revenue. We account for cash considerations (such as sales incentives - rebates and coupons) that we give our customers as a reduction of revenue rather than as an operating expense. Product revenue is also reduced for the estimated redemption of end-user rebates on certain current product sales. We did not have any rebate programs during the years ended December 31, 2005 and 2006, respectively.

Trends that our returns typically follow include (i) the seasonality of sales, and (ii) the fact that, generally, relatively higher return rates occur in connection with recently released title or title versions. Historically, actual returns have been within management’s prior estimates, however, we cannot be certain that any future write-offs exceeding reserves will not occur or that amounts written off will not have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. Management continually monitors and adjusts these allowances to take into account actual developments and sales results in the marketplace. In the past, particularly during title and title version transitions, we have had to increase price concessions to our retail customers in order to move channel inventory.

Product returns from distributors and Christian bookstores are allowed primarily in exchange for new products or for credit towards purchases as part of a stock-balancing program. These returns are subject to certain limitations provided for in the contract between us and the corresponding distributor/retailer. Under certain circumstances, including for example the expiration of a given contract or the discovery that a given product is defective, distributors and bookstores may be eligible to receive a cash refund if returns exceed amounts owed. Returns from sales made directly to consumers are accepted within 45 days of purchase and involve a cash refund. Product returns, price protections or price concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results.

In general, price protection programs insure retail customers a refund of a portion of their purchase price to the extent the product they have purchased drops in price within a given time frame following their purchase. In general, price protection reduces customers’ anxieties in connection with a purchase decision associated with a concern that they might obtain a better price if they were to wait than if they were to act immediately. Although we have historically employed price protection programs in connection with many of our product promotions, and although we released QuickVerse® 2007 in late August 2006 to the Christian Booksellers Association retail channel, we did not implement a price protection program on our QuickVerse® 2006 titles. Furthermore, we do not anticipate implementing a price protection program in the near future.

Software products are sold separately, without an obligation of future performance such as upgrades, enhancements or additional software products, and are sold with postcontract customer support services such as customer service and technical support assistance. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to our customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. The technical support is provided within one year after the associated revenue is recognized and free product enhancements (bug fixes) are minimal and infrequent. We accrue the estimated cost of providing this free support upon product shipment and include it in cost of sales.

Shipping and handling costs in connection with our software products are expensed as incurred and included in cost of sales.

Revenues for Years Ended December 31	2006	% to Sales	2005	% to Sales	Change	%
Gross revenues	$4,146,086	100%	$6,309,017	100%	$(2,162,931)	-34%
Add rebate reserve adjustment	1,240	0%	19,640	0%	(18,400)	-94%
Less reserve for sales returns and allowances	(404,575)	10%	(991,315)	16%	586,740	-59%
Net revenues	$3,742,751	90%	$5,337,342	84%	$(1,594,591)	-30%

Gross revenues decreased approximately $2,163,000 from approximately $6,309,000 for the year ended December 31, 2005 to approximately $4,146,000 for the year ended December 31, 2006. We believe that this decrease was primarily attributable to the lack of product releases during the year ended December 31, 2006 as compared to the year ended December 31, 2005, and most notably the prolonged delay in our annual release of Membership Plus®. During 2005 and 2006, the following products were released throughout the years, respectively:

First Quarter 2005

▪
an enhanced version of our top financial and data management product, Membership Plus®, including Membership Plus® 2005 Standard Edition, with a suggested retail price of $149.95, and Membership Plus® 2005 Deluxe Edition, with a suggested retail price of $349.95;

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

Third Quarter 2005

▪
an enhanced version of our flagship product, QuickVerse®, including QuickVerse® 2006 Starter, with a suggested retail price of $9.95, QuickVerse® 2006 Parable® Edition, with a suggested retail price of $49.95, QuickVerse® 2006 Bible Suite, with a suggested retail price of $29.95, QuickVerse® 2006 Essentials, with a suggested retail price of $49.95, QuickVerse® 2006 Standard, with a suggested retail price of $99.95, QuickVerse® 2006 Expanded, with a suggested retail price of $199.95, QuickVerse® 2006 Deluxe, with a suggested retail price of $299.95 and QuickVerse® 2006 Platinum, with a suggested retail price of $799.95.

Fourth Quarter 2005

▪
an upgrade to our four editions of QuickVerse® 2006 Mobile, including Standard, with a suggested retail price of $29.95, Deluxe, with a suggested retail price of $39.95, Platinum Edition, with a suggested retail price of $69.95, and Life Application Study Bible, with a suggested retail price of $39.95.

First Quarter 2006

▪	QuickVerse® 2006 Parable Edition, with a suggested retail price of $49.95; and
▪	QuickVerse® 2006 Bible Suite, with a suggested retail price of $29.95.

Second Quarter 2006

▪	QuickVerse® 2006 Macintosh Gold Box Edition, with a suggested retail price of $349.95; and
▪	Holman Christian Standard Bible®, with a suggested retail price of $29.95.

Third Quarter 2006

▪
an enhanced version of our flagship product, QuickVerse®, including QuickVerse® 2007 Bible Suite, with a suggested retail price of $39.95, QuickVerse® 2007 Essentials, with a suggested retail price of $59.95, QuickVerse® 2007 Standard, with a suggested retail price of $129.95, QuickVerse® 2007 Expanded, with a suggested retail price of $249.95, QuickVerse® 2007 Deluxe, with a suggested retail price of $349.95 and QuickVerse® 2007 Platinum, with a suggested retail price of $799.95.

Fourth Quarter 2006

▪
an enhanced version of our top-selling financial and data management software, Membership Plus®, including Membership Plus® 2007 Standard, with a suggested retail price of $199.95, and Membership Plus® 2007 Deluxe, with a suggested retail price of $399.95;

▪
an upgrade to our QuickVerse® Mobile products, including QuickVerse® 2007 Mobile Standard, with a suggested retail price of $29.95, QuickVerse® 2007 Mobile Deluxe, with a suggested retail price of $39.95, and QuickVerse® 2007 Mobile Platinum, with a suggested retail price of $69.95; and

▪	the Vine’s Complete Collection® for QuickVerse® (Windows) users, an extensive reference collection from Thomas Nelson Publishers®, with a suggested retail price of $59.95.

Of note, and generally, the retail price points for our products released during the year ended December 31, 2006 were significantly less than those released during the year ended December 31, 2005. Furthermore, due to the unexpected loss of our primary developer for Membership Plus® in May 2005, we experienced an eight month delay in our annual release of Membership Plus®, which typically is released in the month of February. As it turned out, Membership Plus® 2007 was released in October 2006. Finally, we believe we have experienced a decrease in gross revenues due to the technological advancements and improved product stability in our QuickVerse® product line, as well as the increased frequency of product upgrades thereof, which in turn has led to an overall decrease in our percentage of QuickVerse® upgrade sales to our existing QuickVerse® user base. QuickVerse® 2007 Windows was released in August 2006, eleven months following our 2005 QuickVerse® upgrade release and QuickVerse® 2006 Windows was released in September 2005, nine months following our 2004 QuickVerse® upgrade release. In the past, we have experienced greater sales within the first and second quarter of the fiscal year due to the then recent upgrade releases of our two main product lines, QuickVerse® and Membership Plus®.

During each of the years ended December 31, 2005 and 2006, our sales efforts were focused on directly targeting end-users through telemarketing and Internet sales. However, as noted above, due to the consistency in our development schedule and the annual releases of our flagship product, QuickVerse®, upgrade sales are not increasing at a rapid rate. However, we anticipate that revenues will increase in the future as we continue to expand the content available for our QuickVerse® products, develop new products for multiple platforms, and offer our products at a range of price points intended to appeal to various market sub-segments.

Sales returns and allowances decreased approximately $586,000 from approximately $991,000 for the year ended December 31, 2005 to approximately $405,000 for the year ended December 31, 2006. As a percentage of gross revenues, sales returns and allowances also decreased from approximately 16% for the year ended December 31, 2005 to approximately 10% for the year ended December 31, 2006. While this decrease in real terms is mainly attributable to our relative lack of product releases during the year ended December 31, 2006, we believe the percentage decline is mainly attributable to the timing of our product releases. Typically, sales returns and allowances trend upward after a new product is released as distributors and retail stores will return old product in exchange for the new product release. For the fourth quarter of 2005, we experienced a greater increase in sales returns and allowances due to QuickVerse® 2006 Windows shipping in September 2005 as compared to QuickVerse® 2005 Windows shipping in December 2004, just nine months earlier. Furthermore, sales returns and allowance for the year ended December 31, 2005 reflect the release of Membership Plus® 2005 (released in the first quarter 2005) as compared to a late release of Membership Plus® 2007 (released in the fourth quarter 2006). Due to the extended time-line between the releases of the Membership Plus® product line, we have experienced fewer returns from retail stores as there was a significant lapse in time in the availability of a new product to exchange the old product with. During the year ended December 31, 2005 the following items contributed to the sales returns and allowances:

▪
price protections afforded to retailers who had purchased prior versions of Membership Plus® and QuickVerse® within one year or less of our release of upgraded versions of each of Membership Plus®, in February 2005, and QuickVerse®, in September 2005. Historically, our product upgrades have extended over two to three years and therefore, price protections were not issued;

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

Cost of Sales

Cost of Sales for Years Ended December 31	2006	% to Sales	2005	% to Sales	Change	%
Direct costs	$522,358	13%	$674,846	11%	$(152,488)	-23%
Less reserve for sales returns and allowances	(59,925)	-1%	(148,245)	-2%	88,320	-60%
Amortization of software development costs	706,445	17%	806,531	13%	(100,086)	-12%
Royalties	354,464	9%	471,651	7%	(117,187)	-25%
Freight-out	120,291	3%	171,904	3%	(51,613)	-30%
Fulfillment	111,767	3%	149,477	2%	(37,710)	-25%
Cost of sales	$1,755,400	42%	$2,126,164	34%	$(370,764)	-17%

Cost of sales consists primarily of direct costs, amortized software development costs, non-capitalized technical support wages, royalties paid to third party providers of intellectual property and the costs associated with reproducing, packaging, fulfilling and shipping our products. Exclusive of third-party royalties paid, our cost of sales decreased approximately $254,000 from approximately $1,655,000 for the year ended December 31, 2005 to approximately $1,401,000 for the year ended December 31, 2006, and increased as a percentage of gross revenues approximately 8% for the year ended December 31, 2006. The overall percentage increase is predominantly attributable to increased amortization of software development costs, which, as a percentage of gross revenues, increased approximately 4% from 13% for the year ended December 31, 2005 to approximately 17% for the year ended December 31, 2006. The amortization recognized during the year ended December 31, 2006 resulted from several new software releases in 2005 and 2006 including:

▪	Membership Plus® 2005 (released February 2005),
▪	QuickVerse® 2006 Macintosh (released June 2005),
▪	Sermon Builder® 4.0 (released June 2005),
▪	QuickVerse® 2006 Windows (released September 2005),
▪	QuickVerse® 2006 Mobile (released October 2005),
▪	QuickVerse® 2006 Bible Suite (released March 2006),
▪	QuickVerse® 2006 Macintosh Gold Edition (released June 2006),
▪	Holman Christian Standard Bible® (released April 2006),
▪	QuickVerse 2007® Windows (released August 2006) and
▪	Membership Plus® 2007 (released October 2006).

The shorter timeframes between our product upgrades along with the increased amount of product releases during the fiscal year 2005 led to the increased amount of amortization as a percentage of gross revenues recognized for the year ended December 31, 2006.

Comparatively, during the year ended December 31, 2005, the amortization recognized resulted from:

▪	QuickVerse® 2005 Windows (released December 2004),
▪	Membership Plus® 2005 (released February 2005),
▪	QuickVerse® 2006 Macintosh (released June 2005),
▪	Sermon Builder® 4.0 (released June 2005),
▪	QuickVerse® 2006 Windows (released September 2005),
▪	QuickVerse® 2006 Mobile (released October 2005),
▪	QuickVerse® 8.0 (released December 2003), and
▪	Membership Plus® 8.0 (released January 2004).

The direct costs and manufacturing overhead percentage are expected to continue at these levels as more development projects are implemented in a shortened timeframe.

Fulfillment costs decreased approximately $38,000 from approximately $150,000 for the year ended December 31, 2005 to approximately $112,000 for the year ended December 31, 2006. This decrease is a direct result of decreased sales volume coupled with continued improvements in efficiency at our fulfillment center.

Freight costs decreased approximately $52,000 from approximately $172,000 for the year ended December 31, 2005 to approximately $120,000 for the year ended December 31, 2006. As with fulfillment, this decrease resulted from the overall decrease we experienced year over year in sales volume.

Royalties paid to third party providers of intellectual property decreased approximately $117,000 from approximately $472,000 for the year ended December 31, 2005 to approximately $355,000 for the year ended December 31, 2006, and increased approximately 2% as a percentage of gross revenues for the year ended December 31, 2006. The percentage increase reflects the following:

▪	sales of QuickVerse® 2005 editions to a liquidator in the first and third quarters of 2006 and no sales to a liquidator in the first and third quarters of 2005;
▪	our increased sales focus on the QuickVerse® product line in connection with which our continuing royalty obligations are relatively high;
▪	an overall increase in retail sales due to the early release of the QuickVerse® 2007 product line;
▪	an overall decrease in upgrade sales of QuickVerse® due to the increased frequency of product version upgrades; and
▪
our decreased sales focus for the period on the Membership Plus® product line, in connection with which we have no continuing royalty obligations. We experienced an eight month delay in our annual upgrade release of Membership Plus® 2007 and, during the first quarter of 2005, we released an upgrade to Membership Plus® in February 2005.

Our royalty payments are expected to increase in the future in real terms as sales to new users are expected to increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products. Upgrade sales will remain only subject to royalties on their content additions.

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

Our software development costs for the years ended December 31, 2006 and 2005 are summarized in the table below. These costs, consisting primarily of direct and indirect labor and related overhead charges, capitalized during the years ended December 31, 2006 and 2005, were approximately $491,000 and approximately $812,000, respectively. Accumulated amortization of these development costs, included in cost of sales, totaled approximately $706,000 and approximately $807,000 for the years ended December 31, 2006 and 2005, respectively. The overall decrease in the amortization, as well as the overall decrease in the capitalized costs, reflects the decreased amount of product releases for the year ended December 31, 2006. Furthermore, during the year ended December 31, 2005 we were capitalizing the development costs related to our QuickVerse® Macintosh product line which was our first introduction for the Macintosh platform.

Software Development Costs For Years Ended December 31	2006	2005
Beginning balance	$707,067	$701,289
Capitalized	491,073	812,309
Amortized (cost of sales)	706,445	806,531
Ending balance	$491,695	$707,067
Research and development expense (General and administrative)	$190,726	$216,397

We expect our cost of sales to increase over time consistent with anticipated increases in revenues due to aggressive product development and introduction schedules.

Sales, General and Administrative

Sales, General and Administrative Costs for Years Ended December 31	2006	% to Sales	2005	% to Sales	Change	%
Selected expenses:
Commissions	$192,812	5%	$695,914	11%	$(503,102)	-72%
Advertising and direct marketing	253,676	6%	576,754	9%	(323,079)	-56%
Sales and marketing wages, reclassified	334,295	8%	342,784	5%	(8,488)	-2%
Total sales and marketing	$780,783	19%	$1,615,452	26%	$(834,669)	-52%
Research and development	190,726	5%	216,397	3%	(25,670)	-12%
Personnel costs	739,822	18%	816,955	13%	(77,133)	-9%
Legal	91,069	2%	187,499	3%	(96,430)	-51%
Accounting	66,855	2%	27,735	0%	39,120	141%
Rent	101,238	2%	82,172	1%	19,066	23%
Telecommunications	41,554	1%	53,092	1%	(11,538)	-22%
Corporate services	54,000	1%	73,972	1%	(19,972)	-27%
Investor services	46,875	1%	---	0%	46,875	0%
Other general and administrative costs	350,619	8%	480,404	8%	(129,785)	-27%
Total general and administrative	$1,682,758	41%	$1,938,226	31%	$(255,468)	-13%

As gross revenues decreased approximately $2,163,000 from our year ended December 31, 2005 to our year ended December 31, 2006, total sales, general and administrative costs decreased approximately $1,090,000 from approximately $3,554,000 for the year ended December 31, 2005 to approximately $2,464,000 for the year ended December 31, 2006. Of the total sales, general and administrative costs, sales and marketing expenses decreased approximately $834,000 from approximately $1,615,000 for the year ended December 31, 2005 to approximately $781,000 for the year ended December 31, 2006. Included in sales expenses, third-party telemarketing commissions decreased approximately $503,000 from approximately $696,000 for the year ended December 31, 2005 to approximately $193,000 for the year ended December 31, 2006, and decreased as a percentage of gross revenues from approximately 11% to approximately 5% for the years ended December 31, 2005 and 2006, respectively. This decrease is mainly attributed to the lack of product releases during the year ended December 31, 2006, as well as the use of our own recently developed in-house direct telemarketing sales team, an initiative specifically aimed at reducing our reliance on third-party telemarketing services.

Advertising and direct marketing costs decreased approximately $323,000 from approximately $577,000 for the year ended December 31, 2005 to approximately $254,000 for the year ended December 31, 2006 and decreased as a percentage of gross revenues from approximately 9% to approximately 6% for the years ended December 31, 2005 and 2006, respectively. The decrease in advertising and direct marketing costs reflect the fact that there was no upgrade release to the Membership Plus® product line during the first nine months of the year ended December 31, 2006 as compared to the Membership Plus® 2005 release in the early part of the year ended December 31, 2005. In addition, there was as an overall decrease in the number of product releases during the year ended December 31, 2006 compared to that of the year ended December 31, 2005. We anticipate advertising and direct marketing costs to increase in future periods as we continue to enhance our product visibility online, increase and focus more on our direct marketing efforts, and increase the scope and frequency of our print advertising campaigns in order to maximize sales associated with new products and product enhancements.

Wages associated with our sales team and marketing team have been reclassified and are included in the total sales and marketing costs. The reclassified sales and marketing wages decreased approximately $9,000 from approximately $343,000 for the year ended December 31, 2005 to approximately $334,000 for the year ended December 31, 2006. This decrease is attributed to the streamlining of our CBA sales team. We expect the sales and marketing wages to increase in future periods as we expand our in-house direct telemarketing sales team as well as our other marketing and related personnel.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). Software development costs related to third-party developers and direct labor expensed as research and development (see table above) amounted to approximately $216,000 for the year ended December 31, 2005 compared to approximately $191,000 for the year ended December 31, 2006. The decrease in 2006 reflects fewer development projects in our pipeline as compared to 2005. Research and development expenses are expected to increase in future periods as we continue to expand our internal development team, add new products and product versions, and as we continue to expand the amount of content made available to our QuickVerse® users.

The capitalization of direct and indirect labor and related overhead charges as software development costs (see “Cost of Sales” above) decreased by approximately $113,000 from approximately $396,000 for the year ended December 31, 2005 to approximately $283,000 for the year ended December 31, 2006. This decrease reflects the development of our QuickVerse® Macintosh product line during the year ended December 31, 2005, which was our first product line for the Macintosh platform. Furthermore, the decrease is reflective of the decreased amount of development projects for the year ended December 31, 2006 as well as the reduction in our development staff. It is anticipated that personnel costs will continue to increase in future periods as operating capital is available and deployed to further fund the staffing requirements of our product development, direct sales teams and marketing staff.

Total net personnel costs decreased approximately $77,000, from approximately $817,000 for the year ended December 31, 2005, to approximately $740,000 for the year ended December 31, 2006. In addition, gross direct salaries and wages, before adjustment of capitalized wages and reclassifications (see prior paragraph), decreased approximately $129,000, from approximately $1,603,000 to approximately $1,474,000, over the same period. The decrease in direct salaries and wages was a result of losing our main developer for our Membership Plus® product line as well as the loss of our marketing manager. Due to a cost cutting initiative, we also lost our Vice President of Sales and Marketing and an individual on our product development staff. However, we do anticipate direct salaries and wages to in the future given our continued focus on expanding our direct telemarketing sales team, marketing staff and product development staff. As a percentage of gross revenues, direct salaries and wages increased approximately 11% from approximately 25% for the year ended December 31, 2005 to approximately 36% for the year ended December 31, 2006.

Gross direct salaries and wages includes approximately $-0- and $20,000 in expense for upper management year-end bonus accrual for the years ending December 31, 2005 and 2006, respectively. Furthermore, we recognized approximately $18,000 of expense, included in direct salaries and wages, in connection with the grant of 850,000 stock options to non-executive employees for the year ended December 31, 2006.

As a result of having restructured our health benefits plans in October 2005, our employment-related healthcare costs have decreased approximately $32,000 from approximately $140,000 for the year ended December 31, 2005 to approximately $108,000 for the year ended December 31, 2006. In July 2005, we initiated a Simple IRA retirement plan for our employees and for those who participated we decided to match up to 3% of the employee’s annual gross pay. Therefore, we anticipate that our costs related to this benefit will increase in future periods as more employees take advantage of the retirement plan.

Direct legal costs decreased approximately $96,000 for the year ended December 31, 2006 as a result of our having concluded certain ongoing registration and related securities matters early in the year. It is anticipated that legal costs will increase and decrease in future periods in direct relation to the level of our capital-raising initiatives, acquisition and/or divestiture-related initiatives, and other transactional activity. .

Accounting and audit related expenses increased approximately $39,000 for the year ended December 31, 2006 as a result of engaging a new principal accounting firm for our fiscal year end 2005 audit. It is anticipated that accounting costs will continue to increase in the future as we expect that our fees payable to the new principal accounting firm, which we expect to utilize on an ongoing basis, will generally be higher than those payable to our former accounting firm.

Rent costs increased approximately $19,000 for the year ended December 31, 2006 as a result of periodic percentage increase provisions in our lease agreements. It is anticipated that rent cost will continue to increase in the future as our lease agreement for our office/warehouse facilities in Omaha, Nebraska extends through May 2007, and therefore, we will need to review our options and enter into a new lease agreement which will most likely require a higher dollar value per square foot. We are also exploring the possibility of leasing a warehouse facility in Omaha, Nebraska that would enable us to cease our dependency on a third-party to fulfill our retail product sales. Furthermore, our lease agreement for our office space in Naperville, Illinois extends through March 2009.

Telecommunications-related costs decreased approximately $12,000 for the year ended December 31, 2006 as a result of our having switched our local and long-distance carriers beginning in February 2005. Our call volume enabled us to change our service to dedicated T-1 lines which in turn reduced our long-distance charges. We also invested in internet protocol phones for our remote locations which reduced the overall local and long distance charges in our Illinois and Iowa locations. Furthermore, we experienced a decrease in call volume in the technical support and customer service departments for the year ended December 31, 2006 due to the delayed Membership Plus® upgrade release. We anticipate an increase in call volume during the first quarter of 2007 as a result of our October 2006 release of Membership Plus® 2007. In general, we anticipate our telecommunications-related costs to increase in the future consistent with overall revenue growth.

Corporate service fees decreased approximately $20,000 for the year ended December 31, 2006 resulting from the expiration of an independent consulting agreement and the resultant ability on our part to cease carrying the associated expense for a 2004 issuance to such consultant of a warrant to purchase 600,000 shares of common stock which had been allocated over the term of the agreement. During the first part of 2006, we engaged the services of an independent consultant for purposes of business development. We do expect these fees to increase in future periods as we have engaged the services of another independent consultant beginning in March 2007 for purposes of business development.

Finally, investor services fees increased approximately $47,000 for the year ended December 31, 2006 as we entered into an investor relations service agreement in April 2006. These fees are related to the hiring of an investor relations firm and the expense for the issuance of a total of 250,000 restricted shares of common stock allocated over the term of the investor relations contract. We anticipate these fees to increase in future periods.

Registration Rights Penalties

As of December 31, 2006, and in connection with a July 19, 2004 private placement with Barron Partners, LP and a certain Registration Rights Agreement, as amended, we had accrued a total of approximately $490,000 (284 days at $1,726 per day) in penalties under the terms of the Registration Rights Agreement, of which we paid $150,000 prior to April 7, 2006. On April 7, 2006, we signed a two-year promissory note for $336,000 together with simple interest at the rate of 8% per annum with Barron Partners for the unpaid registration rights penalties. The note agreement calls for monthly installments for the first twelve months of $10,000, beginning May 1, 2006 and $20,000 per month thereafter. In the aggregate, the accrual of, and the payments made in connection with, the registration rights penalties have had a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a decrease in our net income of approximately $49,000 for the year ended December 31, 2006.

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

These warrants have been accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In accordance with the accounting mandate, the derivative liability associated with these warrants has been, and shall continue to be, until each is either fully exercised or expires, adjusted to fair value at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. Under EITF 00-19, a decrease in our stock price results in a decrease in the fair value of the derivative liability and a valuation gain to be recognized in our income statement whereas an increase in our stock price results in an increase in the fair value of the derivative liability and a valuation loss to be recognized in our income statement. At December 31, 2006 and 2005, the fair value of the derivative liability was approximately $527,000 and $2,062,000, respectively, and a fair value adjustment of approximately $1,536,000 has been included in other income for the year ended December 31, 2006 and a fair value adjustment of $34,000 has been included in other expenses for the year ended December 31, 2005. If our stock price rebounds in the future to a level consistent with our stock price at December 2005, the fair value of the derivative liability will increase and therefore, we could potentially reflect a valuation loss.

Amortization

Amortization expenses remained steady at approximately $532,000 for the years ended December 31, 2006 and 2005. The software license acquired from TLC in July of 1999 (the “1999 license”) is amortized over a 10 year useful life and will have been fully amortized by the close of the year ending December 31, 2009. Amortization expense for 2006 and 2005 reflect the continual amortization of the software license as well as the amortization of our website, www.quickverse.com, which we launched during the second quarter of 2004.

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

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. At December 31, 2006, management adjusted the amount of valuation allowance based on the assessment that we will produce sufficient income in the future to realize our net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the 1999 license. We currently have net operating loss carryforwards, for federal income tax purposes, of approximately $9,052,000. These carryforwards are the result of income tax losses generated in 2000 ($2,086,000 expiring in 2020), 2001 ($5,191,000 expiring in 2021), 2002 ($235,000 expiring in 2022), 2005 ($956,000 expiring in 2025), and 2006 ($584,000 expiring in 2026). We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $486,000 to fully utilize the current loss carryforwards. Although there can be no assurance, we expect the deductible temporary differences (reserves) to reverse sometime beyond the next fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary needs for liquidity and capital resources are the funding of our continued operations, which includes the ongoing internal development of new products, expansion and upgrade of existing products, and marketing and sales. Although there can be no assurance, we believe cash generated through our continuing operations will be at least minimally sufficient to sustain our operations, albeit with very limited growth. However, our pursuit of an aggressive growth plan, whether based on internally developed products or strategic product line acquisitions and/or licensing opportunities will likely require funding from outside sources. Funding from outside sources may include but is not limited to the exercise of outstanding warrants and pursuit of other financing options such as commercial loans, common stock and/or preferred stock issuances and convertible notes. At this time, we have no legally committed funds for future capital expenditures including software development.

Working Capital at December 31	2006	2005	Change	%
Current assets	$725,178	$867,750	$(142,572)	-16%
Current liabilities	$2,431,002	$3,893,447	$(1,462,445)	-38%
Retained deficit	$7,098,397	$7,752,097	$(653,700)	-8%

As of December 31, 2006, we had $725,178 in current assets, $2,431,002 in current liabilities and a retained deficit of $7,098,397. We had income before income taxes of $361,102 and a net income after income taxes of $653,700 for the year ended December 31, 2006. For 2006, we had a gain of approximately $1,536,000 from the fair value adjustment of derivatives and a non-recurring expense totaling approximately $49,000 related to registration rights penalties. See “Results Of Operations” above. By contrast, as of December 31, 2005 we had $867,750 in current assets, $3,893,447 in current liabilities and a retained deficit of $7,752,097. Non-recurring expenses for 2005 included registration rights penalties totaling approximately $437,000 and a loss of approximately $34,000 form the fair value adjustment of derivatives.

Cash Flows for Years Ended December 31	2006	2005	Change	%
Cash flows provided by operating activities	$538,050	$612,345	$(74,295)	-12%
Cash flows (used) by investing activities	$(516,987)	$(801,422)	$284,435	-35%
Cash flows (used) by financing activities	$(91,951)	$(32,722)	$(59,229)	181%

Net cash provided by operating activities was approximately $538,000 for the year ended December 31, 2006, and approximately $612,000 for the year ended December 31, 2005. The decrease was primarily due to a decrease in the amounts received from customers resulting from decreased sales, a temporary decrease in payments to trade vendors and content provides and an increase in interest paid that was related to a loan agreement. See “Financing” below.

Net cash used in investing activities was approximately $517,000 for the year ended December 31, 2006 and approximately $801,000 for the year ended December 31, 2005. The decrease was mainly the result of capitalizing fewer costs associated with software development. Further, during the year ended December 31, 2005, the restriction on the cash held in reserve by our merchant banker was lifted, thereby freeing up additional cash not previously accessible by us.

Net cash used by financing activities was approximately $92,000 for the year ended December 31, 2006, and approximately $33,000 for the year ended December 31, 2005. The increase was due to an increase in payments made on long-term notes payable. Furthermore, net cash used for 2006 reflects proceeds received from a convertible note payable of $150,000 as well as the repayment of the convertible note payable of $150,000. See “Financing” below.

Financing

As part of the July 19, 2004 financing transaction with Barron Partners, LP, we entered into a certain Registration Rights Agreement pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under each of two warrants. On November 22, 2004 we filed a registration statement on Form SB-2 covering the shares issued to Barron Partners, as well as the shares underlying the warrants issued to Barron Partners. On February 1, 2006, the SEC declared such registration statement effective. Due to continued delays in effectiveness of the registration statement (due principally to ongoing efforts made necessary by our determination to restate certain of our historical financial information), and in accordance with the Registration Rights Agreement, we accrued a total of approximately $490,000 (284 days at $1,726 per day) in penalties, of which we had paid $150,000 prior to April 7, 2006. On April 7, 2006, we signed a two-year promissory note for $336,000 together with simple interest at the rate of 8% per annum with Barron Partners for the unpaid registration rights penalties. The note agreement calls for monthly installments for the first twelve months of $10,000, beginning May 1, 2006 and $20,000 per month thereafter. The accrual and payment on the registration rights penalties has had a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a corresponding $49,000 decrease in our net income for the year ended December 31, 2006.

On July 20, 2006, we entered into a loan agreement with an individual for the principal sum of $150,000, to fund an existing working capital deficit. The loan was evidenced by a convertible secured promissory note bearing interest at a rate of 10% per thirty-day period with the principal, together with all accrued interest, due on or before September 18, 2006. In further consideration of the loan, we issued the lender a three-year common stock purchase warrant to acquire up to an aggregate of 100,000 shares of our common stock at an exercise price of $0.07 per share. On September 19, 2006, we entered into a Modification and Extension Agreement in connection with this note. As of the original maturity date and in accordance with the original terms of the loan agreement, we repaid fifty percent of the original principal ($75,000). This Modification and Extension Agreement extended the repayment term of the balance of the outstanding principal under the loan agreement ($75,000), as well as the interest payable thereon and on the principal previously repaid, until October 20, 2006. In consideration for the extension of the maturity date, we agreed to pay an amount equal to one percentage point on the principal that remains outstanding ($750). On October 19, 2006, in connection with the above-mentioned loan, we repaid in full the remaining principal ($75,000), the interest payable on the original principal amount of $150,000 ($35,416.67) and the consideration payable for the extension of the maturity date ($750).

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

We lease office space in Naperville, Illinois under an operating lease with a third-party with terms extending through March 2009. We are responsible for all insurance expenses associated with this lease.

At December 31, 2006, the future minimum rental payments required under these leases are as follows:

2007	$43,458
2008	16,280
2009	4,070
Total future minimum rental payments	$63,808

We lease telephone equipment under a capital lease due to expire in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life. Minimum future lease payments under capital leases as of December 31, 2006 for each of the next five years and in the aggregate are:

2007	$13,726
2008	13,726
2009	12,582
2010	---
2011	---
Total minimum lease payments	40,034
Less: Amount representing interest	6,248
Total obligations under capital lease	33,786
Less: Current installments of obligations under capital lease	10,318
Long-term obligation under capital lease	$23,468

The Potential Impact of Known Facts, Commitments, Events and Uncertainties on Future Operating Results or Future Liquidity Requirements

New Accounting Pronouncements

In the past, we have applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting as allowed by SFAS No 123, Accounting for Stock Based Compensation, for various forms of share-based awards including incentive and nonqualified stock options and stock appreciation rights attached to stock options; and therefore, no compensation cost had been recognized. However, in December 2004, the FASB issued SFAS No 123 (R), Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that the service is provided for that award. Effective January 1, 2006, we adopted SFAS No. 123(R). We do not believe the adoption of SFAS No. 123 (R) to have a material impact on our business, our financial condition, including liquidity and profitability, or our results of operations.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. The Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The new Statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately. This new Statement is effective for fiscal years beginning after September 15, 2006 with early adoption permitted. We do not believe the adoption of SFAS No. 155 to have a material impact on our business, our financial condition, including liquidity and profitability, or our results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of Statement No. 14. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We do not believe the adoption of SFAS No. 156 to have a material impact on our business, our financial condition, including liquidity and profitability, or our results of operations.

In April 2006, the FASB issued Staff Position FIN 46(R)-6, Determining Variability to be Considered in Applying FIN 46(R). FIN 46(R)-6 states that the variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the entity following a two-step process. The first step is to analyze the nature of the risks in the entity. The second step would be to determine the purpose(s) for which the entity was created and determine the variability (created by the risks identified in Step 1) the entity is designed to create and pass along to its interest holders. The guidance in this FASB Staff Position is effective prospectively beginning July 1, 2006, although companies have until December 31, 2006 to elect retrospective applications. We do not believe the adoption of FIN 46(R)-6 to have a material impact on our business, our financial condition, including liquidity and profitability, or our results of operations.

In July 2006, the FASB released FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 as of January 1, 2007, and we do not believe the adoption to have a material impact on our business, our financial condition, including liquidity and profitability, or our results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the potential impact that adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006. We do not believe the adoption of SFAS No. 158 to have a material impact on our business, our financial condition, including liquidity and profitability, or our results of operations.

In February 2007, the FASB issued SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective as of the start of fiscal years beginning after November 15, 2007. Early adoption is permitted. We are currently assessing the potential impact that adoption of SFAS No. 159 will have on our financial statements.

RISK FACTORS

Several of the matters discussed in this annual report on Form 10-KSB for the fiscal year ended December 31, 2006 contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this annual report, readers should carefully consider the following cautionary statements and risk factors.

GENERAL BUSINESS RISKS

Our liquidity and capital resources are very limited.

Our ability to fund working capital and anticipated capital expenditures will depend on our future performance, which is subject to general economic conditions, our customers, actions of our competitors and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon (i) the extent and availability of bank and other credit facilities, (ii) our ability to access external sources of financing, and (iii) our ability to effectively manage our expenses in relation to revenues. Although we believe that our existing working capital, together with cash flow from operations, will be adequate to meet our minimum anticipated liquidity requirements over the next twelve months, given our initiative toward rapid revenue growth and due to our need to service certain long-term liabilities, it is likely to become necessary for us to raise additional capital to support growth and/or otherwise finance potential acquisitions. Furthermore, there can be no assurance that our operations or access to external sources of financing will continue to provide resources sufficient to satisfy our liabilities arising in the ordinary course of business, and while it may be possible to borrow funds as required, any such additional capital is likely to require that we sell and issue additional equity and/or convertible securities, including shares issuable upon exercise of currently outstanding warrants, any of which issuances would have a dilutive effect on holdings of existing shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

There is uncertainty as to our ability to continue as a going concern.

Our audited financial statements for the period ending December 31, 2006, including the footnotes thereto, call into question our ability to continue as a going concern. This conclusion was drawn from the fact that, as of the date of those financial statements, we had a negative current ratio and total liabilities in excess of total assets. Those factors, as well as ambiguities associated with our ability to secure additional financing for continued operations, if necessary, created, at the time, an uncertainty regarding our ability to continue as a going concern, and, furthermore, there can be no assurance that we have mitigated against this risk, and that our financial statements, going forward, will not also call into question our ability to continue as a going concern. See Note 19 in the Notes to the Consolidated Financial Statements for the year ended December 31, 2006.

Our accumulated deficit makes it harder for us to borrow funds.

As of December 31, 2006, and as a result of historical losses in prior years, our accumulated deficit was $7,098,397. The fact that we maintain an accumulated deficit, as well as the extent of our accumulated deficit relative to recent earnings, negatively affects our ability to borrow funds because lenders generally view an accumulated deficit as a negative factor in evaluating creditworthiness. Any inability on our part to borrow funds if and when required, or any reduction in the favorability of the terms upon which we are able to borrow funds if and when required, including amount, applicable interest rate and collateralization, would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

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

To remain competitive in our market segment we rely heavily upon our product quality, marketing and sales abilities, proprietary technology and product development capability. However, some of our competitors have longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources than we do. Due to these greater resources, certain of our competitors have the ability to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors and pay more to third-party software developers than we can. Only a small percentage of titles introduced into the software market achieve any degree of sustained market acceptance. If our titles, including special editions, are not successful, our business, our financial condition, including liquidity and profitability, and our results of operations will be negatively impacted. Moreover, we believe that competition from new entrants will increase as the market for faith-based products and services continues to expand. See “Description of Business - Competition”.

We depend on only two titles for the overwhelming majority of our revenue.

In fiscal year 2006, approximately 92% of our total revenue was derived from two software titles; QuickVerse®, comprising approximately 65% of total revenue, and Membership Plus®, comprising approximately 27% of total revenue. We expect that these two products will continue to produce a disproportionately large amount of our revenue for the foreseeable future. Due to this dependence on a limited number of titles, the failure of one or more titles or title versions to achieve anticipated results would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Description of Business - Our Products”.

We have experienced, and may continue to experience, reduced revenues and fluctuations in our quarterly operating results due to delays in the introduction and distribution of our products.

A significant portion of our revenue for any given quarter is generated by the sale of new titles and title versions introduced during that quarter or shipped in the immediately preceding quarter. Our inability to timely begin volume shipments of a new title or title version in accordance with our internal development schedule, as has repeatedly been the case in the past, will cause earnings fluctuations and will negatively impact our business, our financial condition, including liquidity and profitability, and our results of operations. Timely introduction of a new title or title version is largely contingent upon the timing of a variety of other factors. Included among these are development processes themselves, debugging, approval by third-party content licensors and duplication and packaging processes. Furthermore, the complexity of next-generation systems (such as Macintosh® OS X and Windows® Mobile) has resulted in longer development cycles, higher development expenditures and the need to more carefully monitor and plan development processes associated with these products.

We cannot be certain that we will be able to meet planned release dates for some or all of our new titles or title versions. In the past, we have experienced significant delays in our introduction of some new titles and title versions. For instance, delays in duplication, packaging and distribution caused our QuickVerse® 2005 to begin shipping in early-December 2004, long after the holiday season had been underway. As a result, we experienced fewer sales than we might otherwise have had the product been available before the holiday selling season began, which we believe had a material adverse effect on our results of operations for the 2004 fourth quarter. Furthermore, we experienced a delay in our annual release of Membership Plus® 2007, which had been scheduled to commence shipping in February 2006 but which, due to delays associated with the loss of one of our key developers, commenced shipping in October 2006. It is likely in the future that delays will continue to occur and that some new titles or title versions will not be released in accordance with our internal development schedule, having a negative impact on our business, our financial condition, including liquidity and profitability, and our results of operations in that period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revenues”.

We have experienced, and may continue to experience, reduced revenues and fluctuations in our quarterly operating results due to the limited life cycle of our products.

The average life cycle of a new title ranges anywhere from a few years to indefinitely, and the average life cycle of a new title version ranges anywhere from twelve to upwards of eighteen months, making our revenue and operating results difficult to predict and susceptible to substantial fluctuations from quarter to quarter. While there can be no assurance, we expect, based on historical experience, that a majority of sales for a new title or title version will occur within the first thirty to one hundred twenty days following its release, and that net revenue associated with the initial introduction will generally account for a disproportionately large percentage of total net revenue over the life of the title or title version. For example, our QuickVerse® 2006 began shipping in September 2005, nine months following the release of QuickVerse® 2005 and three months following the release of QuickVerse® 2005 Platinum, resulting, we believe, in a product market overlap that ultimately led to fewer customer upgrades upon our initial release of QuickVerse® 2006. Furthermore, factors such as competition, market acceptance, seasonality and technological developmental and/or promotional expenses associated with a title or title version can shorten the life cycle of older titles and title versions and increase the importance of our ability to regularly release new titles and title versions. Consequently, if net revenue in a given period is below expectation, our business, our financial condition, including liquidity and profitability, and our results of operations for that period are likely to be negatively affected, as has repeatedly occurred in the past.

Product returns, price protections or price concessions that exceed our anticipated reserves could result in worse than expected operating results.

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

Typically we experience the highest reserves at the end of the first quarter and fourth quarter and the lowest at the end of the third quarter. Historically, actual returns have been within management’s prior estimates, however, we cannot be certain that any future write-offs exceeding reserves will not occur or that amounts written off will not have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revenues”.

Errors or defects in our software products may cause a loss of market acceptance and result in fewer sales and/or greater returns of our products.

Our products are complex and may contain undetected errors or defects when first introduced or as new versions are released. In the past, we have discovered software errors in some of our new products and enhancements following introduction into the market. Because our products are complex, we anticipate that software errors and defects will be present in new products or releases in the future. Although to date, we have not discovered any material errors, future errors and defects could result in adverse product reviews and a loss of, or delay in, market acceptance of our products.

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

Our costs for product development for the fiscal year ended December 31, 2006 were lower than the fiscal year ended December 31, 2005; however, we anticipate our product development costs will increase in the future as a result of the higher costs associated with releasing more software titles or new title versions across multiple user interface platforms, and the complexity of developing such titles and title versions for next-generation systems, among other reasons. We anticipate that our profitability will continue to be impacted by the levels of research and development expenditures relative to revenue and by fluctuations relating to the timing of development in anticipation of future user interface platforms.

The loss of any of our key executives could have a material adverse effect on our business.

Our success depends to a large degree upon the skills of our three key executives, Steven Malone, Kirk R. Rowland and William Terrill. We presently do not maintain key person life insurance on any of our three key executives. Although we have employment agreements with each of our three key executives, there can be no assurance that we will be able to retain these executives or attract and retain additional key executives. The loss of any one of our three key executives would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Management - Directors and Executive Officers”.

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

Our copyrighted software content and the brand recognition associated with our related product trademarks are the most important assets that we possess in our ability to generate revenues and profits, and we rely very significantly on these intellectual property assets in being able to effectively compete in our market. There can be no assurance that these intellectual property assets will provide meaningful protection to us from unauthorized use by others, which could result in an increase in competing products and a reduction in our own sales. If we must pursue litigation in the future to enforce or otherwise protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely have to make substantial expenditures and divert valuable resources in any case. This is particularly true given the fact that the copyrights that we own to the source code and other improvements made to our largest-selling products since 1999 have not been registered, which means that we may not rely upon the otherwise existing advantage of a rebuttable presumption of ownership in the event of, and in connection with, any such litigation. See “Description of Business - Intellectual Property”.

Our exclusive rights to publish and sell our largest-selling titles are limited to non-secular channels.

Approximately 99% of our revenues in 2006, including those generated from sales of QuickVerse® and Membership Plus®, by far our two largest selling software titles, were derived from the publication and sale of software titles to which we have only the exclusive license to publish and sell into non-secular channels. Although, as of the date hereof, we do not believe that any third parties have been granted rights in addition to our own to publish or sell these titles into secular channels, and we believe that, even if this has occurred or should occur in the future, the barriers to entry created by the extensive developments that we have made and now own to these otherwise licensed titles would make it practically infeasible for any third party to effectively compete with us in relation to these products in any market, there can be no assurance that one or more competitors will not emerge at some point or that they will not adversely impact our sales and revenues. See “Description of Business - Intellectual Property”.

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

Our business is highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, typically generating less than 30% of our annual sales. The seasonal pattern is due primarily to the increased consumer demand for software during the year-end holiday selling season and the reduced demand for software during the summer months. Our earnings vary significantly and are materially affected by releases of popular titles and title versions and, accordingly, may not necessarily reflect the seasonal patterns of the industry as a whole. We expect that operating results will continue to fluctuate seasonally in the future.

RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK

We may incur derivative liabilities in an as yet unknown amount in connection with our prior issuance of common stock warrants.

In November 2004, in connection with a certain Stock Purchase Agreement, we issued two warrants to purchase an aggregate of 21,875,000 shares of our common stock to Barron Partners, LP. Subject to standard adjustment provisions, each warrant provides for settlement in registered shares of our common stock and each, for the duration of any period in which there is not an effective registration statement covering the shares underlying the warrants, may be settled in a cashless, net-share settlement. In accordance with applicable accounting mandate, until each of the warrants issued to Barron Partners are either fully exercised or expire, the derivative liability associated with these warrants must continuously be adjusted to fair value at each balance sheet date and accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The fair value of each warrant was initially assessed at $2,187,500 using the Black-Scholes valuation method, with such fair value directly relating and fluctuating in response to the share price of our common stock. At December 31, 2006, the fair value of the derivative liability was approximately $527,000, and a fair value adjustment of approximately $1,536,000 has been included in other income for the period then ended. In the event that the fair value of the derivative liability exceeds the amount of any cashless, net-share settlement under the warrants, we may find it necessary to compensate the holder through cash payments, which would have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, including a corresponding reduction in our net income and the likelihood of a net loss for the year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivatives”.

Up to 47,341,666 shares of our common stock are eligible for public resale as a result of a registration statement filing which is likely to depress our stock price.

As of the date of the filing of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, we also have on file with the SEC a registration statement on Form SB-2, originally declared effective on February 1, 2006, which registration statement caused to be eligible for immediate resale on the public market 24,341,666 shares of our common stock and an additional 23,000,000 shares of our common stock underlying warrants to the extent exercised. As a percentage of our total outstanding common stock, this represents 64.8%. If a significant number of shares are offered for sale simultaneously, which is likely to occur, it would have a depressive effect on the trading price of our common stock on the public market. Any such depressive effect may encourage short positions and short sales, which could place further downward pressure on the price of our common stock. Moreover, all of the shares sold in the offering are freely transferable without restriction or further registration under the Securities Act (except for any shares purchased by our “affiliates”, as defined in Rule 144 of the Securities Act), which could place even further downward pressure on the price of our common stock. Furthermore, should a simultaneous sell-off occur, and due to the thinly-traded market for our common stock, stockholders may have difficulty selling shares of our common stock, at or above the price paid, at a fair market value or even at all.

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

Although we are a reporting company and our common shares are listed on the OTC Bulletin Board, we are unaware of any investment banking firms, large or small, that currently provide analyst research coverage on our company and, given our relatively small size within the public securities markets, it is unlikely that any investment banks will begin doing so in the near future. Without continuing research coverage by reputable investment banks or similar firms, it is considerably more difficult, and unlikely, to attract the interest of most institutional investors, which are generally considered to be very important in achieving a desirable balance in shareholder composition and long-term market value in a stock. While we intend to continue to aggressively pursue investor relations initiatives designed to create visibility for our company and common stock, and hope to garner analyst coverage in the future, there can be no assurance that we will succeed in this regard and any inability on our part to develop such coverage is likely to materially impede the realization of long-term market value in our common stock.

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

Our common stock trades on the OTC Bulletin Board. The OTC Bulletin Board is not an exchange and, because trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a national exchange or on the Nasdaq Global Select Market, you may have difficulty reselling any of the shares of our common stock that you purchase from the selling stockholders.

Our common stock is subject to the “penny stock” regulations, which is likely to make it more difficult to sell.

Our common stock is considered a “penny stock”, which generally is a stock trading under $5.00 and not registered on national securities exchanges or quoted on the Nasdaq Global Select Market. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. This regulation generally has the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares. Prior to a transaction in a penny stock, a broker-dealer is required to:

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

The volatility of our common stock is illustrated by reference to the fact that, during fiscal year 2006, our trading price fluctuated from a low of $0.03 to a high of $0.15 per share.

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

Our officers and directors are not contractually obligated to refrain from selling any of their shares; therefore, our officers and directors may sell any shares owned by them which are registered under the Securities Act, or which otherwise may be sold without registration to the extent permitted by Rule 144 or other exemptions. Because of the perception by the investing public that a sale by such insiders may be reflective of their own lack of confidence in our prospects, the market price of our common stock could decline as a result of a sell-off following sales of substantial amounts of common stock by our officers and directors into the public market, or even the mere perception that these sales could occur.

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

The lack of a majority of independent directors on our board of directors may affect our ability to be listed on a national securities exchange.

We are not currently subject to the listing requirements of any national securities exchange. The listing standards of the national securities exchanges require that a company’s board of directors consist of a majority of directors who are independent as defined by the Sarbanes-Oxley Act of 2002 and as defined by applicable listing standards, and that the audit committee of the board of directors must consist of at least two members, both of whom are independent. Similarly, the compensation and nominating committees of company boards of directors must also consist of independent directors. As of March 31, 2006, only two of our directors, who were the only members of our audit committee, met the definition of an “independent” director as defined by the Sarbanes-Oxley Act of 2002 and as defined by listing standards. Currently, we have, only a single director who meets the definition of an “independent” director as defined by the Sarbanes-Oxley Act of 2002 and the listing standards of the national securities exchanges. Despite our efforts to do so, we have not yet identified qualified and willing individuals to serve as additional independent directors. Two of our three directors are currently serving as our executive officers and thereby do not qualify as independent. There is no guarantee that we will be able to appoint an additional director who will satisfy these independence requirements. For so long as we remain unable to appoint an additional independent director to our board, we will be unqualified to list any of our capital stock on a national securities exchange.

There may exist a potential conflict of interest between us and each of our former and current counsel.

In the past we have issued, and we may continue in the future to issue, warrants to purchase our common stock as equity compensation for legal and other services rendered in connection with the preparation of our securities filings. Specifically, we have issued certain warrants to Michael M. Membrado, our corporate and securities counsel, all of which currently remain outstanding and unexercised. Due to these issuances, there exists the potential for a conflict of interest between us and each of our current and former counsel insofar as the recipients may have been or may be motivated by personal interests that are not necessarily aligned with our own.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
FindEx.com Inc.

We have audited the accompanying consolidated balance sheets of FindEx.com Inc. and subsidiaries as of December 31, 2006 & 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FindEx.com Inc. and subsidiaries as of December 31, 2006 & 2005 and the results of operations and cash flows for the years ended December 31, 2006 & 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ BRIMMER, BUREK & KEELAN LLP
Brimmer, Burek & Keelan LLP

Tampa, Florida
April 17, 2007

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$48,672	$119,560
Accounts receivable, trade, net	318,000	405,380
Inventories	145,344	214,604
Deferred income taxes, net	98,800	85,392
Other current assets	114,362	42,814
Total current assets	725,178	867,750
Property and equipment, net	86,638	114,191
Software license, net	1,258,769	1,762,276
Capitalized software development costs, net	491,695	707,067
Deferred income taxes, net	443,600	183,195
Other assets	49,965	69,806
Total assets	$3,055,845	$3,704,285

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$210,318	$11,955
Accrued royalties	649,763	472,548
Accounts payable, trade	693,260	556,042
Accrued registration rights penalties	-	336,686
Accrued payroll	174,257	206,988
Reserve for sales returns	97,603	125,492
Derivatives	526,868	2,062,462
Other current liabilities	78,933	121,274
Total current liabilities	2,431,002	3,893,447
Long-term debt	79,468	33,786
Deferred income taxes, net	1,100	19,105
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively	---	---
Common stock, $.001 par value
120,000,000 shares authorized,
49,788,317 and 48,619,855 shares issued and outstanding, respectively	49,788	48,620
Paid-in capital	7,592,884	7,461,424
Retained (deficit)	(7,098,397)	(7,752,097)
Total stockholders’ equity	544,275	(242,053)
Total liabilities and stockholders’ equity	$3,055,845	$3,704,285

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2006	2005

Revenues, net of reserves and allowances	$3,742,751	$5,337,342
Cost of sales	1,755,400	2,126,164
Gross profit	1,987,351	3,211,178
Operating expenses:
Sales and marketing	780,783	1,615,452
General and administrative	1,682,758	1,938,226
Bad debt (recovery) expense	(3,858)	137,303
Amortization expense	531,719	531,524
Depreciation expense	48,268	50,704
Total operating expenses	3,039,670	4,273,209
Loss from operations	(1,052,319)	(1,062,031)
Interest income	791	1,059
Other income	274	13,796
Other adjustments	(49,314)	(436,686)
Gain (loss) on fair value adjustment of derivatives	1,535,594	(33,797)
Gain (loss) on disposition of assets	3,173	(1,869)
Interest expense	(77,097)	(11,029)
Income (loss) before income taxes	361,102	(1,530,557)
Provision for income taxes	292,598	(50,709)
Net income (loss)	$653,700	$(1,581,266)

Earnings (loss) per share:
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)

Weighted average shares outstanding:
Basic	49,223,299	48,619,855
Diluted	50,023,319	48,619,855

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2004	48,619,855	$48,620	$7,521,339	$(6,170,831)	$1,399,128
Common stock warrant reclassified as derivative	---	---	(59,915)	---	(59,915)
Net loss, December 31, 2005	---	---	---	(1,581,266)	(1,581,266)
Balance, December 31, 2005	48,619,855	$48,620	$7,461,424	$(7,752,097)	$(242,053)
Common stock issued for services	1,168,462	1,168	100,332	---	101,500
Common stock warrant issued for services	---	---	7,958	---	7,958
Common stock warrant issued for short-term note	---	---	4,993	---	4,993
Employee stock options granted	---	---	18,177	---	18,177
Net income, December 31, 2006	---	---	---	653,700	653,700
Balance, December 31, 2006	49,788,317	$49,788	$7,592,884	$(7,098,397)	$544,275

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2006	2005

Cash flows from operating activities:
Cash received from customers	$3,795,288	$5,369,139
Cash paid to suppliers and employees	(3,188,469)	(4,761,153)
Other operating receipts	274	13,796
Interest paid	(75,598)	(11,896)
Interest received	791	1,059
Taxes refunded	5,764	1,400
Net cash provided by operating activities	538,050	612,345
Cash flows from investing activities:
Acquisition of property and equipment	(26,807)	(35,746)
Proceeds from sale of property and equipment	9,264	---
Software development costs	(491,073)	(812,309)
Website development costs	(8,371)	(16,163)
Deposits refunded	---	62,796
Net cash (used) by investing activities	(516,987)	(801,422)
Cash flows from financing activities:
Payments made on long-term notes payable	(91,951)	(32,722)
Proceeds from convertible notes payable	150,000	---
Payments made on convertible notes payable	(150,000)	---
Net cash (used) by financing activities	(91,951)	(32,722)
Net decrease in cash and cash equivalents	(70,888)	(221,799)
Cash and cash equivalents, beginning of year	119,560	341,359
Cash and cash equivalents, end of year	$48,672	$119,560

Reconciliation of net income to cash flows from operating activities:
Net income (loss)	$653,700	$(1,581,266)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Software development costs amortized	706,445	806,531
Stock and warrants issued for services	67,670	---
Provision for (recovery of) bad debts	(3,858)	137,303
Depreciation & amortization	579,987	582,228
(Gain) loss on disposal of property and equipment	(3,173)	1,869
(Gain) loss on fair value adjustment of derivatives	(1,535,594)	33,797
Change in assets and liabilities:
Decrease in accounts receivable	91,238	24,136
Decrease in inventories	69,260	19,396
Decrease in refundable taxes	5,764	1,400
(Increase) decrease in prepaid expenses	(20,313)	64,865
Increase in accrued royalties	177,215	185,034
Increase (decrease) in accounts payable	145,177	(65,762)
(Decrease) in income taxes payable	(780)	---
(Decrease) increase in deferred taxes	(291,818)	50,709
(Decrease) increase in other liabilities	(102,870)	352,105
Net cash provided by operating activities	$538,050	$612,345

See accompanying notes.

Findex.com, Inc.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

CONCENTRATIONS

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents at well-known, quality financial institutions. We currently maintain our cash balances in one financial institution located in Omaha, Nebraska. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2006 and 2005, we did not maintain any uninsured cash balances.

We sell a majority of our products to consumers through distributors, Christian bookstores, Internet and direct marketing efforts. Although we attempt to prudently manage and control accounts receivable and perform ongoing credit evaluations in the normal course of business, we generally require no collateral on our product sales. During 2006, we incurred sales transactions with approximately 19,000 consumers and 550 retail bookstores and distributors. Our top five retail customers in aggregate accounted for 23% of gross sales for the year ended December 31, 2006. Only one retail customer accounted for more than 10% of gross sales (10.4%) in the year ended December 31, 2006. Accounts receivable relating to this retail customer was $3,584 as of December 31, 2006.

During the years ended December 31, 2006 and 2005, we derived 65% and 66%, respectively, of our total revenue from sales of QuickVerse®, 27% and 26%, respectively, from sales of Membership Plus®, and 8% and 8%, respectively, from sales of other software titles.

During the years ended December 31, 2006 and 2005, four vendors provided purchases individually of 10% or more of the total product and material purchases as follows: Vendor A (cd replicator) accounted for 19% and 24%, respectively, Vendor B (printer) accounted for 19% and 23%, respectively, Vendor C (retail boxes) accounted for 20% and 19%, respectively, and Vendor D (fulfillment) accounted for 17% and 5%, respectively. Accounts payable relating to Vendors A, B, C, and D were $12,161 and $8,886, $13,160 and $8,820, $26,819 and $17,031, and $4,493 and $23,882, as of December 31, 2006 and 2005, respectively.

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

We maintain an allowance for doubtful accounts comprised of two components, (i) historical collections performance and (ii) specific collection issues. If actual bad debts differ from the reserves calculated based on historical trends and known customer issues, we record an adjustment to bad debt expense in the period in which the difference occurs. Such adjustment could result in additional expense or a reduction of expense.

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

INVENTORY

Inventory, including out on consignment, consists primarily of software media, manuals and related packaging materials and is recorded at the lower of cost or market value, determined on a first-in, first-out, and adjusted on a per-item basis.

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

SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $1,714,882 and $2,561,043, less accumulated amortization of $1,223,187 and $1,853,976 at December 31, 2006 and 2005, respectively.

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

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $190,726 and $216,397 for the years ended December 31, 2006 and 2005, respectively.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in other assets on our consolidated balance sheets, were $108,582 and $102,663, less accumulated amortization of $72,571 and $46,811 at December 31, 2006 and 2005, respectively.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during 2006 or 2005 and maintain a reserve for rebate claims remaining unpaid from 2000 and 2001.

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

ADVERTISING

Advertising costs, including direct response advertising costs, are charged to operations as incurred. We have determined that direct response advertising costs are insignificant. Total advertising costs for the years ended December 31, 2006 and 2005 were approximately, $184,000 and $512,000, respectively.

STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment. Our stock-based compensation plans are described in Note 13. We are reporting this change in accounting principle using the modified prospective method. Accordingly, prior years were not restated. In addition, we had no compensation expense associated with unvested equity-based awards which were granted prior to 2006.

SFAS No. 123(R) requires that we measure the cost of the employee services received in exchange for an award for equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period. It also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) will be presented in the Consolidated Statements of Cash Flows as a financing (rather than as operating) cash flow. Realized windfall tax benefits are credited to paid-in capital in the Consolidated Balance Sheets. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense.

Prior to adoption of SFAS No. 123(R), we used the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees to account for our employee stock options and other stock-based compensation. Under this method, because the exercise price of stock options granted to employees and directors equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. Expense attributable to other types of stock-based awards was also generally recognized in our reported results under APB No. 25.

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

RECENTLY ISSUED PRONOUNCEMENTS

Uncertain Tax Positions

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48) to clarify what criteria must be met prior to recognition of the financial statement benefit, in accordance with SFAS 109, of a position taken in a tax return. The provisions of the final interpretation apply broadly to all tax positions taken by an enterprise, including the decision not to report income in a tax return or the decision to classify a transaction as tax exempt. The prescribed approach is based on a two-step benefit recognition model. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based on the technical merits and without consideration of detection risk, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of the benefit to recognize is measured as the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax provision must be derecognized when it is no longer more likely than not of being sustained. The interpretation also provides guidance on recognition and classification of related penalties and interest, classification of liabilities, and disclosures of unrecognized tax benefits. The change in net assets, if any, as a result of applying the provisions of this interpretation is considered a change in accounting principle with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of retained earnings in the period of transition. The final interpretation is effective for the first annual period beginning after December 15, 2006, with earlier application encouraged. We have adopted FIN No. 48 as of January 1, 2007. Management believes the impact of adoption is immaterial to the financial statements on the date of adoption.

Fair Value

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to provide enhanced guidance for using fair value to measure assets and liabilities. The standard also expands disclosure requirements for assets and liabilities measured at fair value, how fair value is determined, and the effect of fair value measurements on earnings. The standard applies whenever other authoritative literature requires, or permits, certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Early adoption is permitted. We plan to adopt SFAS No. 157 as of January 1, 2008. The balance sheet items carried at fair value consist of derivatives and other financial instruments. Additionally, we use fair value concepts to test various long-lived assets for impairment and to initially measure assets and liabilities acquired in a business combination. Management is currently evaluating the impact of adoption on how these liabilities are currently measured.

RECLASSIFICATIONS

Certain accounts in our 2005 financial statements have been reclassified for comparative purposes to conform with the presentation in our 2006 financial statements.

NOTE 2 - ACCOUNTS RECEIVABLE

At December 31, 2006 and 2005, accounts receivable consisted of the following (see Note 1):

	2006	2005
Trade receivables	$329,000	$483,380
Less: Allowance for doubtful accounts	11,000	78,000
Accounts receivable, trade	$318,000	$405,380

NOTE 3 - INVENTORIES

At December 31, 2006 and 2005, inventories consisted of the following:

	2006	2005
Raw materials	$83,702	$118,158
Finished goods	61,642	96,446
Inventories	$145,344	$214,604

NOTE 4 - PROPERTY AND EQUIPMENT, NET

At December 31, 2006 and 2005, property and equipment consisted of the following:

	2006	2005
Computer equipment	$76,004	$93,992
Computer software	78,738	65,442
Office equipment	61,831	85,431
Office furniture and fixtures	75,748	68,171
Warehouse equipment	4,659	12,159
	296,980	325,195
Less: Accumulated depreciation	210,342	211,004
Property and equipment, net	$86,638	$114,191

At December 31, 2006 and 2005, Office equipment contained telephone equipment under a capital lease obligation with a cost basis of $51,788. See Notes 8 and 14.

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

As required by SFAS No. 142, management periodically evaluates the remaining useful life of the license agreement and revises the amortization period if it is determined that the useful life is longer or shorter than originally estimated. Amortization expense, determined using the straight-line method, has been calculated using the original 10-year economic life. The software license is tested for impairment annually during the fourth quarter.

At December 31, 2006 and 2005, the software license consisted of the following:

	2006	2005
Software license cost	$5,135,574	$5,135,574
Less: Accumulated amortization	3,876,805	3,373,298
Software license, net	$1,258,769	$1,762,276

Amortization expense related to this intangible asset was $503,508 for both years. Amortization expense is expected to be $503,508 each year through 2008 and $251,751 for 2009, at which time the license will be fully amortized.

NOTE 6 - NOTE PAYABLE

In July 2006, we entered into a loan agreement with an individual for $150,000. The agreement bore interest at a rate of 10% per thirty-day period and carried an original due date of September 18, 2006. On September 19, 2006, for additional consideration of $750, we entered into a modification and extension agreement which extended the repayment term of the balance of the outstanding principal under the loan, as well as the interest payable thereon, until October 20, 2006. The loan was paid in full on October 19, 2006. The loan agreement was secured by a first priority security interest in all of our assets, including the intellectual property comprising the software products upon which we are dependent for revenue, and was convertible, together with any accrued interest thereon, into restricted shares of our common stock at a conversion price equal to $0.07 per share. In further consideration, we issued the lender a 3-year common stock purchase warrant to acquire up to an aggregate of 100,000 restricted shares of common stock at an exercise price of $0.07 per share. See Note 10.

NOTE 7 - DERIVATIVES

At December 31, 2006 and 2005, the derivative liability consisted of the following:

	2006	2005
Warrant A	$2,692	$47,389
Warrant B	276,755	1,030,348
Warrant C	247,421	984,725
Derivatives	$526,868	$2,062,462

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

	Warrant A	Warrant B	Warrant C
Expected term - years	0.33	2.86	2.86
Stock price at December 31, 2006	$0.03	$0.03	$0.03
Expected dividend yield	0%	0%	0%
Expected stock price volatility	235%	212%	212%
Risk-free interest rate	4.71%	4.61%	4.61%

The warrants are revalued at each balance sheet date by using the parameters above, reducing the expected term to reflect the passing of time, and using the stock price at the balance sheet date. Net fair value adjustments of $1,535,594 and ($33,797) have been included in other income (expenses) on the consolidated statements of operations for the years ended December 31, 2006 and 2005, respectively.

NOTE 8 - LONG-TERM DEBT

At December 31, 2006 and 2005, long-term debt consisted of the following:

		2006	2005
Unsecured term note payable to a corporation due October 2004 in monthly installments of $5,285, including interest at 8%.	$	---	$2,769

Capital lease obligation payable to a corporation due November 2009 in monthly installments of $1,144, including interest at 11.7%. Secured by telephone equipment. See Notes 4 and 14.		33,786	42,972

Unsecured term note payable to a shareholder due March 2008 in monthly installments of $10,000, plus interest at 8%, through April 2007, and monthly installments of $20,000, plus interest at 8%, beginning May 2007. See Notes 11 and 17.		256,000	---
		289,786	45,741
Less: Current maturities		210,318	11,955
Long-term debt		$79,468	$33,786

Principal maturities at December 31, 2006 are as follows:

2007	$210,318
2008	67,591
2009	11,877
Total	$289,786

NOTE 9 - INCOME TAXES

The provision (benefit) for taxes on income from continuing operations for the years ended December 31, 2006 and 2005 consisted of the following:

		2006		2005
Current:
Federal	$	---	$	---
State		(780)		---
		(780)		---
Deferred:
Federal		(273,882)		161,169
State		(17,936)		(110,460)
		(291,818)		50,709
Total tax provision (benefit)		$(292,598)		$50,709

The reconciliation of income tax computed at statutory rates of income tax benefits is as follows:

	2006	2005
Expense (benefit) at Federal statutory rate - 34%	$122,775	$(520,389)
State tax effects, net of Federal taxes	608	(110,460)
Nondeductible expenses	4,933	14,814
Nontaxable income	(524,689)	187,051
Deductible temporary differences	---	(11,157)
Net operating loss	---	505,575
Deferred tax asset valuation allowance	103,775	(14,725)
Income tax expense (benefit)	$(292,598)	$50,709

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our total and net deferred tax assets, deferred tax asset valuation allowances and deferred tax liabilities at December 31, 2006 and 2005 are as follows:

For the year ended December 31, 2006	Federal		State	Total
Current Deferred Income Taxes
Reserves and allowances	$53,500		$360	$53,860
Accrued expenses	32,700		250	32,950
Deferred revenue	5,100		40	5,140
Employee stock options	6,100		50	6,150
Operating loss carryforwards	169,600		---	169,600
	267,000		700	267,700
Less: Valuation allowance	168,500		400	168,900
Deferred income tax asset, net	$98,500		$300	$98,800

Non-current Deferred Income Taxes
Property and equipment	$450	$	---	$450
State deferred tax liabilities	1,600		---	1,600
Operating loss carryforwards	2,900,350		6,300	2,906,650
	2,902,400		6,300	2,908,700
Less: Valuation allowance	1,831,500		2,700	1,834,200
Deferred income tax asset, net	1,070,900		3,600	$1,074,500
Capitalized development costs	(201,800)		(1,500)	$(203,300)
Software license fees	(423,500)		(3,200)	(426,700)
State deferred tax assets	(2,000)		---	(2,000)
Deferred income tax liability	(627,300)		(4,700)	$(632,000)
Deferred income tax asset, net	$443,600
Deferred income tax liability, net			$(1,100)

For the year ended December 31, 2005	Federal		State	Total
Current Deferred Income Taxes
Reserves and allowances	$82,209		$2,031	$84,240
Accrued expenses	50,622		1,251	51,873
Deferred revenue	8,806		218	9,024
Operating loss carryforwards	85,091		531	85,622
	226,728		4,031	230,759
Less: Valuation allowance	141,705		3,662	145,367
Deferred income tax asset, net	$85,023		$369	$85,392

Non-current Deferred Income Taxes
State deferred tax liabilities	$7,185	$	---	$7,185
Operating loss carryforwards	2,794,956		25,101	2,820,057
	2,802,141		25,101	2,827,242
Less: Valuation allowance	1,751,338		22,804	1,774,142
Deferred income tax asset, net	1,050,803		2,297	$1,053,100
Capitalized development costs	(270,308)		(6,678)	$(276,986)
Property and equipment	(188)		(5)	(193)
Software license fees	(595,774)		(14,719)	(610,493)
State deferred tax assets	(1,338)		---	(1,338)
Deferred income tax liability	(867,608)		(21,402)	$(889,010)
Deferred income tax asset, net	$183,195
Deferred income tax liability, net			$(19,105)

A valuation allowance has been recorded primarily related to tax benefits associated with income tax operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable. The valuation allowance for deferred tax assets was increased by $83,591 and $6,411 during the years ended December 31, 2006 and 2005, respectively.

At December 31, 2006, we had available net operating loss carryforwards of approximately $9,052,000 for federal income tax purposes that expire in 2026. The federal carryforwards resulted from losses generated in 1996 through 2002, 2005 and 2006. We also had net operating loss carryforwards available from various state jurisdictions ranging from approximately $14,000 to approximately $841,000 that expire in 2021.

NOTE 10 - STOCKHOLDERS’ EQUITY

COMMON STOCK

In March 2006, we committed to issue a total of 438,462 restricted shares of common stock to our then outside directors, at the closing price as of March 30, 2006 ($0.13), in lieu of cash payments of amounts accrued for their services as members of our board from the period of September 1, 2004 through March 31, 2006. This issuance was valued at $57,000.

In April 2006, we committed to issue a total of 500,000 restricted shares of common stock to a company for investor relations services, at the closing price as of April 2, 2006 ($0.13), in accordance with the terms of a twelve-month agreement. In October 2006, we reached agreement to suspend investor relations services and to reduce the share commitment by 250,000 shares (250,000 share net commitment). This net issuance was valued at $32,500.

In October 2006, we committed to issue a total of 480,000 restricted shares of common stock to our outside director, at the closing price as of October 26, 2006 ($0.025), in lieu of cash payment of amounts accrued for his services as a member of our board from the period of April 1, 2006 through September 30, 2006. This issuance was valued at $12,000.

COMMON STOCK OPTIONS

During 2005, 55,000 vested stock options with an exercise price of $0.11, related to terminated employees, expired unexercised. We did not grant any options or other stock-based awards to any of the individuals for which the options expired, during the six months prior to and after the option expirations.

In October 2006, we granted our non-executive employees a total of 850,000 stock options. These options carry an exercise price of $0.10 per share, have a 3-year life, and vest immediately. These options were valued at $18,177. See Note 14.

COMMON STOCK WARRANTS

In March 2006, we committed to issue a 3-year warrant to purchase up to 300,000 restricted shares of our common stock, at a price per share of $0.13, to our legal counsel, in lieu of cash as payment for certain accrued legal fees. This warrant was valued at $7,958 based on the negotiated fair value of the services provided as prescribed by SFAS No. 123(R), for share-based transactions with non-employees.

In July 2006, we issued a 3-year warrant to purchase up to 100,000 restricted shares of our common stock, at a price of $0.07 per share, to an individual, in connection with the issuance of a convertible note payable. This warrant was valued at $4,997. See Note 14. The value was treated as a discount on debt issued with detachable stock purchase warrants, per APB No. 14, and amortized to interest expense over the original life of the note. See Note 6.

During 2006, warrants to purchase up to 150,000 restricted shares of our common stock with an average exercise price of $0.01 per share expired unexercised. During the six months prior to and after the warrant expirations, we granted a warrant to purchase up to 300,000 restricted shares of our common stock to the individual for which the warrants expired (see warrant issuance above).

SERIES A CONVERTIBLE PREFERRED STOCK

The rights, preferences and privileges of our Series A Preferred Stock, none of which currently remain outstanding, are as follows:

Dividends

Holders of Series A Preferred Stock are entitled to receive common stock dividends of $0.50 per share per annum, in preference to any payment of cash dividends declared or paid on shares of common stock. Dividends on Series A Preferred Stock are fully cumulative and are payable as determined by our board of directors. As of December 31, 2006 and 2005, no dividends had been declared.

Liquidation

Holders of Series A Preferred Stock are entitled to liquidation preferences over common stockholders to the extent of $10.00 per Series A Preferred share, plus all declared but unpaid dividends. If funds are sufficient to make a complete distribution to the preferred stockholders, such stockholders will share in the distribution of our assets on a pro rata basis in proportion to the aggregate preferential amounts owed each stockholder. After payment is made to the preferred stockholders, any remaining assets and funds will be distributed equally among the holders of our common stock based upon the number of shares of common stock held by each.

Conversion

Each share of Series A Preferred Stock is convertible into shares of common stock at the rate of 10 shares of common stock for each share of Series A Preferred Stock, subject to adjustment.

Redemption

At the election of our board of directors, we are able to redeem all or part of the shares of the Series A Preferred Stock at any time (pro rata based upon the total number of shares of the Preferred Stock held by each holder) by paying in cash a sum per share equal to $10.00 plus accrued and unpaid dividends per annum.

Voting Rights

The holder of each share of Series A Preferred Stock are not entitled to vote except as required by law.

SERIES B CONVERTIBLE PREFERRED STOCK

The rights, preferences and privileges of our Series B Preferred Stock, none of which currently remain outstanding, are as follows:

Dividends

The holders of Series B Preferred Stock are entitled to receive cumulative cash dividends at the rate of $1.60 per annum per share. As of December 31, 2006 and 2005, no dividends had been declared.

Liquidation

The Series B Preferred stockholders are entitled to a liquidation preference in an amount equal to the dividends accrued and unpaid, whether or not declared, without interest, and a sum equal to $20.00 per share before any payment is to be made or any assets distributed to the holders of our common stock or any other class or series of our capital stock ranking junior as to liquidation rights to the Series B Preferred Stock.

Conversion

Each share of Series B Preferred Stock is convertible into shares of common stock at the rate of 1 share of common stock for each share of Series B Preferred Stock, subject to adjustment.

Redemption

Subject to restrictions, shares of the Series B Preferred Stock are redeemable at our option at any time at the redemption price of $20.00 per share plus, in each case, an amount equal to the dividends accrued and unpaid thereon to the redemption date. We do not have the right to redeem any shares of Series B Preferred Stock unless the current market value of our common stock immediately prior to the redemption date is not less than $18.00 per share.

Voting Rights

The holder of each share of Series B Preferred Stock is not entitled to vote, except as required by law and as a class. Voting as a class, the holders are entitled to elect one director to fill one directorship.

NOTE 11 - OTHER ADJUSTMENTS

As part of the July 19, 2004 financing transaction, we entered into a Registration Rights Agreement pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under each of two warrants. On November 22, 2004 we filed a registration statement on Form SB-2 covering the shares issued, as well as the shares underlying the warrants. In accordance with the terms of the Registration Rights Agreement, as amended, we had another 150 days, until April 22, 2005, to cause such registration statement to be declared effective by the SEC, with any delays in meeting this obligation resulting in our being liable to the New York based private investment firm in an amount equal to $630,000 per year, pro-rated for the duration of any such delay, which amounts to $1,726 per day. As of December 31, 2006 and 2005, we accrued a total of $49,314 and $436,686, respectively, in penalties under the terms of the Registration Rights Agreement. This has been included in other adjustments. See Notes 8 and 17.

NOTE 12 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of our outstanding common stock options and warrants (see Note 13), assuming that we reinvested the proceeds to purchase additional shares at market value.

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

For the Year Ended December 31	2006	2005
Net Income (loss)	$653,700	$(1,581,266)
Common stock dividend on Preferred Series A	---	---
Net income (loss) available to common shareholders	$653,700	$(1,581,266)

Basic weighted average shares outstanding	49,223,299	48,619,855
Dilutive effect of:
Stock options	670,180	---
Warrants	129,840	---
Diluted weighted average shares outstanding	50,023,319	48,619,855

A total of 25,380,000 and 25,530,000 dilutive potential securities for the years ended December 31, 2006 and 2005, respectively, have been excluded from the computation of diluted earnings per common share, as their inclusion would be anti-dilutive.

NOTE 13 - STOCK-BASED COMPENSATION

Our 1999 Stock Incentive Plan authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to our directors, officers and other key employees. The plan has been approved by our stockholders and as such, provides certain income tax advantages to employees as provided under Sections 421, 422, and 424 of the Internal Revenue Code. Stock options are granted at an exercise price as determined by our board at the time the option is granted and may not be less than the par value of such shares of common stock. None of the options granted under the plan have been granted with an exercise price less than fair value of the common stock on the date of grant. Stock options vest quarterly over three years and have a term of up to ten years. The plan authorizes an aggregate of 1,500,000 shares of common stock may be issued. We did not grant any options under the plan during 2006 or 2005.

In addition, we issue various forms of stock-based awards including nonqualified stock options and restricted stock awards to directors, officers, other key employees and third-party consultants, outside of the plan. Awards granted outside of the plan have been granted pursuant to equity compensation arrangements that have not been approved by our stockholders. These awards are granted at an exercise price as determined by our board at the time of grant and are not less than the par value of such shares of common stock. None of the options granted outside of the plan have been granted with an exercise price less than fair value of the common stock on the date of grant. Stock options granted outside of the plan vest as determined by our board at the time of grant and have a term of up to ten years. Non-employee directors, though treated as employees for financial reporting purposes under FASB Interpretation No. 44, are excluded from the income tax advantages afforded employees by the Internal Revenue Code. We granted 850,000 fully-vested options outside of the plan during 2006 to non-executive employees and did not grant any options outside of the plan during 2005.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on implied volatilities from historical volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

2006
Expected volatility	193%
Expected dividend yield	0.00%
Expected term (in years)	3.00
Risk-free interest rate	4.61%

Activity under our stock option plans is summarized as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,380,000	$0.08
Granted	850,000	$0.10
Exercised	---	---
Forfeited or expired	---	---
Canceled	---	---
Outstanding at December 31, 2006	3,230,000	$0.09	4.54	---

Exercisable at December 31, 2006	3,230,000	$0.09	4.54	---

The weighted-average grant-date fair value of options granted during 2006 was $0.025. There were no non-vested equity instruments at the beginning of the year, end of the year, granted or forfeited during the year. The total fair value of shares granted/vested during the year ended December 31, 2006 was $18,177.

We maintain a policy of issuing authorized but unissued shares of common stock to satisfy share option exercises.

The fair value of each warrant issued is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table.

2006
Expected volatility	196%
Expected dividend yield	0.00%
Expected term (in years)	3.00
Risk-free interest rate	4.91%

Warrant activity is summarized as follows:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	23,150,000	$0.37
Granted	400,000	$0.12
Exercised	---	---
Forfeited or expired	(150,000)	($0.01)
Canceled	---	---
Outstanding at December 31, 2006	23,400,000	$0.37	2.46	$1,200

Exercisable at December 31, 2006	23,400,000	$0.37	2.46	$1,200

No other equity instruments were issued during 2006 to acquire goods and services. See Note 10.

NOTE 14 - RENTAL AND LEASE INFORMATION

OPERATING LEASES

We lease office space/warehouse facilities in Omaha, Nebraska under an operating lease with a third-party with terms extending through 2007. We are responsible for all taxes, insurance and utility expenses associated with this lease. There is no lease renewal option contained in the lease.

We lease office space in Naperville, Illinois under an operating lease with a third-party with terms extending through March 2009. We are responsible for all insurance expenses associated with this lease. See Note 20.

Rental expense for the years ended December 31, 2006 and 2005 amounted to $101,238 and $82,172, respectively. Rental expenses are included in capitalized software development costs. See Note 1.

At December 31, 2006, the future minimum rental payments required under these leases are as follows:

2007	$43,458
2008	16,280
2009	4,070
Total future minimum rental payments	$63,808

CAPITAL LEASES

We lease telephone equipment under a capital lease expiring in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5-year life. Depreciation of the asset under the capital lease is included in depreciation expense for 2006 and 2005.

The following table summarizes property held under capital leases at December 31, 2006:

Office equipment	$51,788
Less: Accumulated depreciation	22,442
Net property and equipment under capital lease	$29,346

Future minimum lease payments under capital leases as of December 31, 2006 for each of the next five years and in the aggregate are:

2007	$13,726
2008	13,726
2009	12,582
2010	---
2011	---
Total minimum lease payments	40,034
Less: Amount representing interest	6,248
Total obligations under capital lease	33,786
Less: Current installments of obligations under capital lease	10,318
Long-term obligation under capital lease	$23,468

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

We did not incur any non-cash investing and financing activities during the years ended December 31, 2006 and 2005, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial statements taken as a whole.

We entered into a license agreement in June 1999 with Parsons Technology, Inc., a copy of which has since been assigned to Riverdeep, Inc., the latest licensor-assignee in a succession of assignments that have occurred since the original agreement. The license, as we acquired it in 1999, provided us with the right, for a term of ten years, to publish, use, distribute, sublicense and sell, exclusively worldwide in non-secular channels and non-exclusively in secular channels, a collection of top-selling Christian-related software titles and content owned by Parsons Technology.

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our net income (3% total). We accrue this bonus on a quarterly basis. Our management team consists of our Chief Executive Officer (with a base annual salary of $150,000), our Chief Financial Officer (with a base annual salary of $110,000), and our Chief Technical Officer (with a base annual salary of $150,000). In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of all accrued base salaries ($17,191 included in accrued payroll at December 31, 2006), bonuses ($19,647 from fiscal 2004 and $19,895 from fiscal 2006 included in accrued payroll at December 31, 2006), and any vested deferred vacation compensation ($26,196 included in accrued payroll at December 31, 2006) for termination by reason of disability. The agreements also provide for severance compensation equal to the then base salary until the later of (i) the expiration of the term of the agreement as set forth therein or (ii) one year, when the termination is other than for cause (including termination by reason of disability). There is no severance compensation in the event of voluntary termination or termination for cause.

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

As part of the financing transaction, we also entered into a certain Registration Rights Agreement with the investor pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under the warrants. The agreement also requires we maintain an effective registration statement until the earlier of (i) July 19, 2007, or (ii) such time as all of the securities which are the subject of such registration statement cease to be registrable securities. On November 22, 2004, we filed a registration statement on Form SB-2 covering the shares issued to the investor, as well as the shares underlying the warrants issued to the investor. On February 1, 2006, the registration statement was declared effective by the SEC.

NOTE 17 - RELATED PARTY TRANSACTIONS

Our executive officers and employees, from time to time, make purchases of materials and various expense items via their personal credit cards in lieu of a corporate check for COD orders and/or prior to establishment of a line of credit with a vendor. We do not provide our employees or executive officers with corporate credit cards and reimburse these purchases promptly.

On April 7, 2006, we signed a 2-year, $336,000, 8% promissory note with the New York based institutional investor for payment of the unpaid registration rights penalties. See Notes 8 and 11.

We had no other transactions with related parties during the years ended December 31, 2006 and 2005.

NOTE 18 - RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We are dependent upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to us, operations could be adversely affected.

NOTE 19 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. However, as of December 31, 2006 and 2005, we had negative working capital of $1,705,824 and $3,025,697, respectively, and had an accumulated deficit of $7,098,397 and $7,752,097, respectively. Although these factors raise substantial doubt about our ability to continue as a going concern, we have taken several actions to mitigate the risk that we will be unable to continue as a going concern through December 31, 2007. These actions include potentially selling some of our intangible assets and pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 20 - SUBSEQUENT EVENTS

In January 2007, our merchant banker held $40,000 cash in reserve to allow for a potential increase in credit card chargebacks from increased consumer purchases during the fourth quarter of 2006.

In March 2007, we secured a 2-year extension to our Naperville, Illinois office lease. The extension expires March 31, 2009 and continues at a base rent of $1,357 per month.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no previously unreported events under this Item 8 during the fiscal year ended December 31, 2006.

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

ITEM 8B. OTHER INFORMATION.

Our Annual Meeting of the Stockholders of Findex.com, Inc., previously scheduled to be held on May 4, 2007, has been rescheduled for September 21, 2007.

There were no reportable events under this Item 8B during the fiscal quarter ended December 31, 2006.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and executive officers and their ages as of April 17, 2007 were as follows:

Name	Age	Position
Steven Malone	40	Director, Chairman of the Board and President
John A. Kuehne, CA	49	Director
Kirk R. Rowland, CPA	47	Director and Chief Financial Officer
William Terrill	50	Chief Technology Officer
Brittian Edwards	44	Vice President, CBA Sales and Licensing

Steven Malone — Chairman of the Board of Directors, President and Chief Executive Officer

Mr. Malone has served as our President and Chief Executive Officer since March 2001 and as a director and Chairman of the Board since February 2002. Between July 2000 and March 2001, Mr. Malone was Senior Vice President and between June 1999 and July 2000 he was a Vice President. Mr. Malone possesses over nineteen years of experience in the computer industry, with the last thirteen focused on software sales. As a National Account Manager from 1992 to 1996 for Grolier Interactive, he was responsible for their largest retail and distribution accounts. As Director of Corporate Sales from 1996 to 1998 for Software Publishing Corporation, he was responsible for the on-going sales growth of premiere corporate products, such as the award winning Harvard Graphics, as well as the introduction of several new products to the corporate marketplace. As Director of Sales from 1998 to1999 for InfoUSA, he was responsible for sales and marketing of InfoUSA’s products to retail, distribution, OEM and corporate accounts.

John A. Kuehne, CA - Director

Mr. Kuehne has served as one of our directors since December 2000. He is also currently a management consultant and the President of SmallCap Corporate Partners Inc., (www.smallcap.ca), a venture capital and management consulting firm for microcap public companies. He has held this position since August 2003. Prior to SmallCap, Mr. Kuehne served as a management consultant with Alliance Corporate Services Inc. from July 2000 through to June 2003. Mr. Kuehne worked in finance and accounting for Deloitte & Touche for eight years. He also has industry experience, including over seven years with Doman Industries Limited (1990 to 1999), a large public Canadian forest products company, where he eventually became Chief Financial Officer. As the CFO of Doman Industries, Mr. Kuehne gained practical experience in corporate finance and mergers and acquisitions, completing a $125 million senior note issue through Bear Stearns and the $140 million acquisition of Pacific Forest Products. Mr. Kuehne holds a Bachelor of Commerce degree from the University of Alberta (1984) and a Masters of Management from the J.L.Kellogg Graduate School of Management at Northwestern University (1990). From June 2000 to May 2004 he served as a director of Prospector Consolidated Resources Inc., a Canadian public company. From January 2003 to November 2004 he served as a director of Beau Pre Explorations Ltd., also a Canadian public company. Mr. Kuehne qualified as a Canadian Chartered Accountant in 1983 and as an American Certified Public Accountant in 1985.

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

William Terrill - Chief Technology Officer

Mr. Terrill rejoined us in July 2002 as our Chief Technology Officer after having been involved with us from July 1999 to July 2000. He has over 27 years of experience managing software divisions and technology efforts for us, The Learning Company, Mindscape, and The Software Toolworks. As Vice President of the Parsons Church Division for The Learning Company, from January 1999 to July 1999, Mr. Terrill managed a 30% annual revenue increase and shared responsibilities in the transaction that resulted in our acquiring that division. Mr. Terrill was the Senior Vice President Reference Products Division for Mindscape from 1989 to 1995 managing revenues exceeding $14 million. He has extensive experience managing international software development teams in China, Singapore, United Kingdom, India, and Russia. Mr. Terrill has experience with joint ventures, spin-offs, mergers, IPOs, and corporate acquisitions. In addition, Mr. Terrill has lead software product marketing teams and content/media acquisition efforts for over ten years. As a consultant from 1996 to 1998, Mr. Terrill has extensive experience leading large-scale product development and information technology efforts for Navistar, Nalco Chemical, American Express, Motorola, and IBM Global Services. From July 2000 to July 2002, Mr. Terrill served as the IT Integration Program Manager for Blue Diamond Joint Venture between Ford Motor Company and International Truck and Engine Corporation.

Brittian Edwards - Vice President of CBA Sales and Licensing

Mr. Edwards has served as our Vice President of CBA Sales and Licensing since July 2004. Mr. Edwards served as our Vice President of Sales from April 2002 to July 2004 and director of Christian Booksellers Association Sales from July 1999 to April 2002. Mr. Edwards has been in the Christian Booksellers Association marketplace for more than 19 years. He began his career in 1988 with LifeWay Christian Resources as LifeWay Christian Stores retail manager. He then worked successfully for Genesis Marketing Group from 1994 to 1995 as a Sales Manager for Texas, Oklahoma, Louisiana and New Mexico. From there he served as a Product Manager for the largest Christian distributor, Spring Arbor, which is now owned by Ingram Book Group. He left Spring Arbor as National Sales Manager in 1998 to become the National Sales Manager for Parsons Technology, then owned by Broderbund.

Board of Directors Committees

There are currently two standing committees comprised of members of our board of directors. These include our audit committee and our compensation committee.

Since December 2000, our board of directors has maintained an audit committee. As of April 17, 2007, the audit committee consisted of only one member, John Kuehne, who is a “financial expert” within the meaning of Item 407(d)(5) of Regulation S-B. Mr. Kuehne qualifies as “independent” under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

Since July 2003, we have maintained a compensation committee. We currently only have one member, John A. Kuehne, serving on our compensation committee.

On March 31, 2006, Dr. Henry M. Washington resigned as a member of our board of directors as a result of other professional obligations, leaving us with only one independent director and causing the entire board to temporarily function as the compensation committee. As of the date of the filing of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006, and despite our efforts to do so, we have not yet identified a suitable replacement.

Except as may be provided in our bylaws (incorporated by reference into this Form 10-KSB as Exhibt 3(ii)), we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Disclosure Policy Committee

Since September 2002, we have had a Disclosure Controls and Procedure Officer Committee (the “Disclosure Policy Committee”). The current members of the Disclosure Policy Committee include Steven Malone, John A. Kuehne, and Kirk R. Rowland. The Disclosure Policy Committee has implemented disclosure controls and procedures that meet the standards established by Rule 13a-15 of the Securities Exchange Act.

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

The following table sets forth the compliance reporting under Section 16(a) for the fiscal year ended December 31, 2006.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Barron Partners, LP	---	---	1

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation awarded to, earned or paid, for each of the last two fiscal years to our Chief Executive Officer and each of our executive officers earning a total compensation of $100,000 or more during any such fiscal year. Steven Malone has served as our President and Chief Executive Officer since March 2001. William Terrill has served as our Chief Technology Officer since July 2002. Kirk R. Rowland has served as our Chief Financial Officer and director since April 2002. No other individuals employed by us earned a total compensation in excess of $100,000 during the fiscal year ended December 31, 2006.

Summary Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($) (a)	All Other Compensation ($) (b)	Total ($)
Steven Malone,	2006	$150,000		$6,632	$	---	$	---	$	---		$650	$5,041	$162,323
President and Chief Executive Officer	2005	$150,000	$	---	$	---	$	---	$	---	$	---	$14,136	$164,136

William Terrill,	2006	$150,000		$6,632	$	---	$	---	$	---		$4,680	$10,872	$172,184
Chief Technology Officer	2005	$150,000	$	---	$	---	$	---	$	---		$4,500	$12,181	$166,681

Kirk R. Rowland,	2006	$110,000		$6,632	$	---	$	---	$	---	$	---	$10,283	$126,915
Chief Financial Officer	2005	$110,000	$	---	$	---	$	---	$	---	$	---	$10,314	$120,314

(a) Represents accrued deferred compensation from our Simple IRA retirement plan, which allows for those employees who participate to receive an employer's match in contribution funds up to 3% of the employee's annual gross pay.

(b) Represents earnings accrued at the end of each fiscal year for vacation hours earned that would be required to be paid in connection with any termination, including without limitation through retirement, resignation, severance or constructive termination of any such executive officer's employment.

The following table sets forth the outstanding equity awards, specifically unexercised options, stock that has not vested, and equity incentive plan awards, held by the executive officers named in the Summary Compensation Table as of fiscal year ended December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Number of Securities Underlying Unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights that have not Vested ($)
Steven Malone	250,000	---	---	$0.11	July 17, 2011	---	$	---	---	$	---
William Terrill	500,000	---	---	$0.05	June 6, 2012	---	$	---	---	$	---
William Terrill	500,000	---	---	$0.05	June 7, 2013	---	$	---	---	$	---
Kirk R. Rowland	150,000	---	---	$0.11	July 17, 2011	---	$	---	---	$	---

Information Concerning Stock Options

Our Stock Incentive Plan, adopted in 1999, authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to our directors, officers and other key employees. In accordance with the terms of the Stock Incentive Plan, stock options are granted at an exercise price as determined by our board of directors at the time any such option is granted but which may not be less than the par value of our common shares ($.001).

We did not grant stock options to our executive officers during the fiscal year ended December 31, 2006. No executive exercised any stock options during the fiscal year 2006.

EMPLOYMENT AGREEMENTS

Mr. Malone is employed by us pursuant to a two-year employment agreement extension, which extension commenced on March 31, 2006, and which is a term extension to the previous employment agreement originally dated July 25, 2003. The original agreement provided for a base annual salary equal to $150,000 and an annual bonus equal to 1% of our net income. The employment agreement extension was amended on April 13, 2007 to provide for an annual bonus equal to 1% of income from operations adjusted for other income and interest expense for 2007 and beyond. In the event Mr. Malone is terminated by us for reason other than cause, we are required to pay him his then base salary until the later of (i) the expiration of the employment agreement or (ii) one year. Mr. Malone has agreed to refrain from competing with us for a period of one year following the termination of his employment.

Mr. Terrill is employed by us pursuant to a two-year employment agreement extension, which extension commenced on March 31, 2006, and which is a term extension to the previous employment agreement originally dated June 7, 2002. The original agreement provided for a base annual salary equal to $150,000, an annual bonus equal to 1% of our net income, 500,000 stock options upon his start date at an exercise price of $0.05 per share, and an additional 500,000 stock options upon the one year anniversary of his start date based on performance criteria outlined in a separate agreement. The agreement also included a signing cash bonus of $10,000, which was converted on July 25, 2003 into 250,000 common shares at the market price of $0.04 per share, the quoted trading price on the date the agreement was reached. The employment agreement extension was amended on April 13, 2007 to provide for an annual bonus equal to 1% of income from operations adjusted for other income and interest expense for 2007 and beyond. In the event Mr. Terrill is terminated by us for reason other than cause, we are required to pay him his then base salary until the later of (i) the expiration of the employment agreement or (ii) one year. Mr. Terrill has agreed to refrain from competing with us for a period of one year following the termination of his employment.

Mr. Rowland is employed by us pursuant to a two-year employment agreement extension, which extension commenced on March 31, 2006, and which is a term extension to the previous employment agreement originally dated July 25, 2003. The original agreement provided for a base annual salary equal to $110,000 and an annual bonus equal to 1% of our net income. The employment agreement extension was amended on April 13, 2007 to provide for an annual bonus equal to 1% of income from operations adjusted for other income and interest expense for 2007 and beyond. In the event Mr. Rowland is terminated by us for reason other than cause, we are required to pay him his then base salary until the later of (i) the expiration of the employment agreement or (ii) one year. Mr. Rowland has agreed to refrain from competing with us for a period of one year following the termination of his employment.

DIRECTOR COMPENSATION

Pursuant to authority granted under Article III, Section 13 of our bylaws, non-officer directors are entitled to such compensation as our board of directors shall from time to time determine. On July 25, 2003, we resolved to issue each of our outside directors 300,000 shares of common stock valued at $0.045 per share in lieu of cash and meeting fees, for the period April 1, 2002 through June 30, 2003. On June 4, 2004, we resolved to issue our outside directors a total of 324,074 shares of common stock valued at $0.081 per share in lieu of cash and meeting fees, for the period July 1, 2003 through August 31, 2004. These shares were issued on September 9, 2004. On March 31, 2006, we resolved to issue our outside directors a total of 438,462 shares of common stock valued at $0.13 per share in lieu of cash and meeting fees, for the period September 1, 2004 through March 31, 2006. On October 26, 2006, we resolved to issue our outside director a total of 480,000 shares of common stock valued at $0.025 per share in lieu of cash and meeting fees, for the period of April 1, 2006 through September 30, 2006. As of the date hereof, we have accrued approximately $12,000 in director’s fees for our outside director for the period of October 1, 2006 through March 31, 2007.

The following table sets forth the compensation of our outside directors for the fiscal year ended December 31, 2006.

Director Compensation
Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)	Total ($)
John Kuehne (a)		$6,000	$18,000	$	---	$	---	$	---	$	---	$24,000
Henry Washington (b)	$	---	$3,000	$	---	$	---	$	---	$	---	$3,000

(a) Stock awards consists of 46,154 restricted shares of common stock issued on March 31, 2006 at $0.13 per share in lieu of cash and meeting fees and 480,000 restricted shares of common stock issued on October 26, 2006 at $0.025 per share in lieu of cash and meeting fees.

(b) Stock awards consists of 23,077 restricted shares of common stock issued on March 31, 2006 at $0.13 per share in lieu of cash and meeting fees.

Mr. Kuehne has served as one of our directors since December 2000. Mr. Kuehne's compensation agreement currently provides for a monthly fee of $1,000 for committee services and a monthly fee of $1,000 for services as a “financial expert” (as defined in Regulation 228.401(e)(1)(i)(A) of Regulation S-B). We currently accrue $2,000 a month for Mr. Kuehne’s services. Dr. Washington has also served as one of our directors since December 2000; however, on March 31, 2006, Dr. Washington resigned as a member of our board of directors as a result of other professional obligations. Dr.Washington's compensation agreement had provided for a monthly fee of $1,000 for committee services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The tables below set forth information regarding the beneficial ownership of our common stock as of April 17, 2007. The information in these tables provides the ownership information for:

▪	each person known by us to be the beneficial owner of more than 5% of our common stock;
▪	each of our directors and executive officers; and
▪	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 49,788,317 shares of common stock currently outstanding (reflects a 1-for-50 reverse stock-split of our common stock that occurred in 1997 and a 1-for-20 reverse stock-split of our common stock that occurred on March 18, 1998) and 23,000,000 additional shares potentially acquired within sixty days, for a total of 72,788,317 shares. The address of each person listed is in care of Findex.com, Inc., 11204 Davenport Street, Suite 100, Omaha, Nebraska 68154.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Barron Partners, LP (1)	43,750,000	60.1%

(1) Consists of warrants to acquire up to 21,875,000 shares of common stock, all of which are presently exercisable and 21,875,000 shares of common stock directly owned.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Steven Malone (1)	2,203,111	3.0%
Common Stock	John A. Kuehne (2)	2,464,157	3.4%
Common Stock	Kirk R. Rowland (3)	1,819,111	2.5%
Common Stock	William Terrill (4)	1,751,127	2.4%
Common Stock	All officers and directors as a group (4 persons)	8,237,506	11.3%

(1) Consists of stock options to acquire up to 250,000 shares of common stock, all of which are presently exercisable, 1,719,111 shares of common stock directly owned, and stock options to acquire up to 110,000 shares of common stock all of which are presently exercisable and 124,000 shares of common stock indirectly owned through spouse.

(2) Consists of stock options to acquire up to 175,000 shares of common stock, all of which are presently exercisable and 2,289,157 shares of common stock directly owned.

(3) Consists of stock options to acquire up to 150,000 shares of common stock, all of which are presently exercisable and 1,669,111 shares of common stock directly owned.

(4) Consists of stock options to acquire up to 1,000,000 shares of common stock, all of which are presently exercisable and 751,127 shares of common stock directly owned.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Upon receipt of the requisite stockholder approval to increase the number of authorized common shares so as to allow us to deliver the warrants, effectively obtained and effectuated as of November 10, 2004, we had 30 days within which to file a registration statement on Form SB-2 covering the shares issued to Barron Partners, as well as the shares underlying the warrants issued to Barron Partners. Accordingly, this registration statement was filed on November 22, 2004. On February 1, 2006, the SEC declared this registration statement effective. Due to continued delays in effectiveness of this registration statement (due principally to ongoing efforts made necessary by our determination to restate certain of our historical financial information), and in accordance with the Registration Rights Agreement, we accrued a total of approximately $490,000 (284 days at $1,726 per day) in penalties, of which we had paid $150,000 prior to April 7, 2006. On April 7, 2006, we issued a two-year promissory note for $336,000 together with simple interest at the rate of 8% per annum to Barron Partners for the unpaid registration rights penalties. The note agreement calls for monthly installments for the first twelve months of $10,000, beginning May 1, 2006 and $20,000 per month thereafter. The accrual and payment on the registration rights penalties has had a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

As of the date hereof, Barron Partners, LP owns 44.0% of our outstanding common stock and, subject to the restrictions contained in Article VII, subsection B of our Articles of Incorporation, controls the vote associated with such shares.

DIRECTOR INDEPENDENCE

We currently have three directors serving on our Board of Directors, Mr. Malone, Mr. Rowland and Mr. Kuehne. We are not a listed issuer and, as such, are not subject to any director independence standards. Using the definition of independence set forth in the rules of the American Stock Exchange, only Mr. Kuehne would be considered an independent director of the Company.

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

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007. FILED HEREWITH.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007. FILED HEREWITH.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007. FILED HEREWITH.

14.1	Code of Ethics, adopted by Board of Directors April 17, 2006. FILED HEREWITH.

21.1	Subsidiaries of Findex.com, Inc. as of December 31, 2006. FILED HEREWITH.

31.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated April 17, 2007. FILED HEREWITH.

31.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated April 17, 2007. FILED HEREWITH.

32.1
Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated April 17, 2007. FILED HEREWITH.

32.2
Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated April 17, 2007. FILED HEREWITH.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal independent accountants for our last two fiscal years. On December 22, 2005, upon recommendation of our Audit Committee, our Board of Directors dismissed Chisholm, Bierwolf &Nilson, LLC and engaged Brimmer, Burek & Keelan LLP, as our principal independent accountants. Through the fiscal year ended December 31, 2005, we had not been billed by Brimmer, Burek & Keelan LLP with respect to their audit work performed for fiscal year ended December 31, 2005. The fees shown in the table under the 2005 column reflect fees billed to us by Chisholm, Bierwolf & Nilson, LLC.

		2006		2005
Audit fees		$57,955		$20,446
Audit-related fees	$	---	$	---
Tax fees	$	---	$	---
All other fees	$	---	$	---
All other fees, including tax consultation and preparation	$	---	$	---

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

Date: April 17, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President and Chief	April 17, 2007
Steven Malone	Executive Officer (principal executive officer)

/s/ John A. Kuehne	Director	April 17, 2007
John A. Kuehne

/s/ Kirk R. Rowland	Director and Chief Financial Officer	April 17, 2007
Kirk R. Rowland	(principal financial and accounting officer)