Form 10QSB
period 2007-03-31
FINDEX COM INC
filed 2007-05-21
CIK 1089061

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

At May 21, 2007, the registrant had outstanding 49,788,317 shares of common stock, of which there is only a single class.

Transitional Small Business Disclosure Format (check one): Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$54,494	$48,672
Accounts receivable, trade, net	404,772	318,000
Inventory	158,123	145,344
Other current assets	170,482	213,162
Total current assets	787,871	725,178
Property and equipment, net	79,647	86,638
Software license, net	1,132,892	1,258,769
Capitalized software development costs, net	493,981	491,695
Restricted cash	40,000	---
Other assets	489,012	493,565
Total assets	$3,023,403	$3,055,845

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$598,168	$693,260
Accrued royalties	746,468	649,763
Derivative liabilities	500,324	526,868
Other current liabilities	618,054	561,111
Total current liabilities	2,463,014	2,431,002
Long-term obligations	21,795	80,568
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	49,788	49,788
Paid-in capital	7,592,884	7,592,884
Retained (deficit)	(7,104,078)	(7,098,397)
Total stockholders’ equity	538,594	544,275
Total liabilities and stockholders’ equity	$3,023,403	$3,055,845

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues, net of reserves and allowances	$1,155,493	$1,098,791
Cost of sales	495,358	484,468
Gross profit	660,135	614,323
Operating expenses:
Sales and marketing	190,704	190,924
General and administrative	345,328	473,386
Other operating expenses	150,323	145,883
Total operating expenses	686,355	810,193
Loss from operations	(26,220)	(195,870)
Other expenses, net	(8,830)	(1,932)
Registration rights penalties	---	(49,314)
Gain (loss) on valuation adjustment of derivatives	26,544	(608,872)
Loss before income taxes	(8,506)	(855,988)
Income tax (provision) benefit	2,825	(30,808)
Net loss	(5,681)	(886,796)
Retained deficit at beginning of year	(7,098,397)	(7,752,097)
Retained deficit at end of period	$(7,104,078)	$(8,638,893)

Net loss per share:
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

Weighted average shares outstanding:
Basic	49,788,317	48,619,855
Diluted	49,788,317	48,619,855

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,	2007	2006

Cash flows from operating activities:
Cash received from customers	$1,099,252	$1,138,412
Cash paid to suppliers and employees	(899,692)	(1,135,406)
Other operating activities, net	(6,996)	3,872
Net cash provided by operating activities	192,564	6,878
Cash flows from investing activities:
Software development costs	(109,705)	(63,231)
Deposits paid	(40,000)	---
Other investing activities, net	(4,568)	(7,342)
Net cash used by investing activities	(154,273)	(70,573)
Cash flows from financing activities:
Payments made on long-term notes payable	(32,469)	(2,197)
Net cash used by financing activities	(32,469)	(2,197)
Net increase (decrease) in cash and cash equivalents	5,822	(65,892)
Cash and cash equivalents, beginning of year	48,672	119,560
Cash and cash equivalents, end of period	$54,494	$53,668

Reconciliation of net loss to cash flows from operating activities:
Net loss	$(5,681)	$(886,796)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Software development costs amortized	107,419	184,128
(Gain) loss on fair value adjustment of derivatives	(26,544)	608,872
Bad debts provision	5,785	---
Depreciation & amortization	144,538	145,883
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(92,557)	65,357
(Increase) decrease in inventories	(12,779)	52,554
Decrease in refundable taxes	---	5,764
Decrease in prepaid expenses	42,956	62,241
Increase (decrease) in accrued royalties	96,705	(19,841)
(Decrease) in accounts payable	(95,092)	(134,771)
Increase in income taxes payable	2,050	---
(Decrease) increase in deferred taxes	(2,825)	30,808
Increase (decrease) in other liabilities	28,589	(107,321)
Net cash provided by operating activities	$192,564	$6,878

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in our Form 10-KSB for the fiscal year ended December 31, 2006.

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

SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $1,824,587, less accumulated amortization of $1,330,606 at March 31, 2007.

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

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $29,581 and $52,232 for the three months ended March 31, 2007 and 2006, respectively, included in general and administrative expenses.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in other assets on our condensed consolidated balance sheets, were $108,582, less accumulated amortization of $79,672 at March 31, 2007.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during the three months ended March 31, 2007 and 2006 and maintain a reserve for rebate claims remaining unpaid from 2000 and 2001.

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

RECLASSIFICATIONS

Certain accounts in our 2006 financial statements have been reclassified for comparative purposes to conform with the presentation in our 2007 financial statements.

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of March 31, 2007, we had a year-to-date net loss of ($5,681), and negative working capital of $1,675,143 and $1,705,824, and an accumulated deficit of $7,104,078 and $7,098,397 as of March 31, 2007 and December 31, 2006, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2007, we have taken several actions to mitigate against this risk. These actions include potentially selling some of our intangible assets and pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 3 - INVENTORIES

At March 31, 2007, inventories consisted of the following:

Raw materials	$92,000
Finished goods	66,123
Inventories	$158,123

NOTE 4 - DERIVATIVES

At March 31, 2007, our derivative liability consisted of the following:

Warrant A	$65
Warrant B	267,003
Warrant C	233,256
Derivatives	$500,324

In May 2004, we issued a three-year warrant (Warrant A) to purchase up to 600,000 shares of our common stock to a consultant. This warrant may be exercised on a cashless basis at the option of the warrant holder at a price per share of $0.15. We will receive up to $90,000 from the warrant holder upon the exercise of this warrant. This warrant has been accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and the guidance of EITF 00-19-2, Accounting for Registration Payment Arrangements. The fair value of the warrant has been determined using the Black-Scholes valuation method with the assumptions listed in the table below. See Note 9.

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

	Warrant A	Warrant B	Warrant C
Expected term - years	.08	2.61	2.61
Stock price at March 31, 2007	$0.03	$0.03	$0.03
Expected dividend yield	0%	0%	0%
Expected stock price volatility	235%	212%	212%
Risk-free interest rate	4.60%	4.34%	4.34%

The warrants are revalued at each balance sheet date by using the parameters above, reducing the expected term to reflect the passing of time, and using the stock price at the balance sheet date. Net fair value adjustments included in other income and expenses on the consolidated statements of operations were an income adjustment of $26,544 for the three months ended March 31, 2007, and an expense adjustment of ($608,872) for the three months ended March 31, 2006.

NOTE 5 - INCOME TAXES

The provision (benefit) for taxes on net loss for the three months ended March 31, 2007 and 2006 consisted of the following:

		2007		2006
Current:
Federal	$	---	$	---
State		---		---
		---		---
Deferred:
Federal		(2,850)		31,844
State		25		(1,036)
		(2,825)		30,808
Total tax provision (benefit)		$(2,825)		$30,808

NOTE 6 - EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing earnings per common share and the average number of shares of dilutive potential common stock:

For the Three Months Ended March 31,	2007	2006
Net loss	$(5,681)	$(886,796)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(5,681)	$(886,796)

Basic weighted average shares outstanding	49,788,317	48,766,009
Dilutive effect of:
Convertible debt	---	---
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	49,788,317	48,766,009

NOTE 7 - COMMITMENTS AND CONTINGENCIES

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial statements taken as a whole.

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our income (loss) from operations adjusted for other income and interest expense (4% total). We accrue this bonus on a quarterly basis. Our management team consists of our Chief Executive Officer (with a base annual salary of $150,000), our Chief Financial Officer (with a base annual salary of $110,000), our Chief Technology Officer (with a base annual salary of $150,000) and our Vice President of Sales (with a base annual salary of $110,000). In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of all accrued base salaries ($10,980 included in Other current liabilities at March 31, 2007), bonuses ($30,542 included in other current liabilities at March 31, 2007), and any vested deferred vacation compensation ($35,709 included in other current liabilities at March 31, 2007) for termination by reason of disability. The agreements also provide for severance compensation equal to the then base salary until the later of (i) the expiration of the term of the agreement as set forth therein or (ii) one year, when the termination is other than for cause (including termination by reason of disability). There is no severance compensation in the event of voluntary termination or termination for cause.

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

We do not collect sales taxes or other taxes with respect to shipments of most of our goods into most states in the U.S. Our fulfillment center and customer service center networks, and any future expansion of those networks, along with other aspects of our evolving business, may result in additional sales and other tax obligations. One or more states may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in e-commerce. A successful assertion by one or more states that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local taxes and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s constitutional concerns and resulted in a reversal of its current position, we could be required to collect sales and use taxes in additional states. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors and decrease our future sales.

NOTE 8 - RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We depend upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making materials available to us, operations could be adversely affected.

NOTE 9 - SUBSEQUENT EVENTS

On April 26, 2007, 50,000 vested stock options with an exercise price of $0.11 per share, related to a terminated employee, expired unexercised.

On May 1, 2007, a warrant issued to a consultant to purchase up to 600,000 restricted shares of our common stock with an exercise price of $0.15 per share expired unexercised.

In May 2007, we secured a 5-year lease for office space in Omaha, Nebraska. The lease provides for graduated rates ranging from $4,167 to $4,667 per month and contains one 5-year renewal option.

In May 2007, we secured a 3-year lease for warehouse space in Omaha, Nebraska. The lease provides for a base monthly rent of $1,979 and contains one 3-year renewal option.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that might cause such differences include, among others, those set forth in Part I, Item 2 of this quarterly report on Form 10-QSB, entitled “Management’s Discussion and Analysis or Plan of Operation”, and including without limitation the ”Risk Factors” contained in the company’s annual report on Form 10-KSB for the period ending December 31, 2006. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

This information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this quarterly report, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006.

MANAGEMENT OVERVIEW

During the first quarter of 2007, we released an upgrade to QuickVerse® Macintosh. QuickVerse® 2007 Macintosh is available in three editions and provides access to several Bible translations along with numerous reference titles.

The QuickVerse® 2007 Macintosh family of products includes:

▪	QuickVerse® White Box Edition (which includes 10 Bibles and 45 reference titles, retail price: $59.95);
▪	QuickVerse® Black Box Edition (which includes 15 Bibles and 66 reference titles, retail price: $129.95); and
▪	QuickVerse® Gold Box Edition (which includes 22 Bibles and 158 reference titles, retail price: $349.95).

Also during our first quarter 2007, as part of our ongoing partnership with Thomas Nelson Publishers®, we released the Nelson Reference Collection® for QuickVerse® (Windows) users. This extensive reference collection includes Nelson’s New Illustrated Bible Dictionary and has a retail price of $129.95.

Comparatively, during the first quarter of 2006, we released QuickVerse® 2006 Parable Edition, with a suggested retail price of $49.95, and QuickVerse® 2006 Bible Suite, with a suggested retail price of $29.95.

During the first quarter of 2007, we were able to increase our gross revenues as well as decrease our total operating expenses while reducing our general and administrative costs. Although there can be no assurance, we anticipate that revenues will increase in real terms during our 2007 fiscal year based upon our development schedule for the fiscal year and the introduction of new titles that will broaden the content made available for our QuickVerse® products.

Results of Operations for Quarters Ending March 31, 2007 and March 31, 2006

Statement of Operations for Three Months Ending March 31	2007	2006	Change	%
Net revenues	$1,155,493	$1,098,791	$56,702	5%
Cost of sales	495,358	484,468	10,890	2%
Gross profit	$660,135	$614,323	$45,812	7%
Total operating expenses	(686,355)	(810,193)	123,838	15%
Loss from operations	$(26,220)	$(195,870)	$169,650	87%
Other expenses	(8,830)	(1,932)	(6,898)	357%
Registration rights penalties	---	(49,314)	49,314	100%
Gain (loss) on fair value adjustment of derivatives	26,544	(608,872)	635,416	104%
Loss before income taxes	$(8,506)	$(855,988)	$847,482	99%
Income tax (provision) benefit	2,825	(30,808)	33,633	109%
Net loss	$(5,681)	$(886,796)	$881,115	99%

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating less than 30% of our annual sales.

Our net revenues increased approximately $57,000 from net revenues of approximately $1,099,000 for the three months ended March 31, 2006 to net revenues of approximately $1,156,000 for the three months ended March 31, 2007. Further, we incurred a net loss of approximately $6,000 for the three months ended March 31, 2007, which represents an improvement of approximately $881,000 from our net loss of approximately $887,000 for the three months ended March 31, 2006. The differing results of operations are primarily attributable to a gain of approximately $27,000 related to the fair value (non-cash) adjustment of derivatives for the three months ended March 31, 2007 compared to a loss of approximately $609,000 for the three months ended March 31, 2006, but also, to a much lesser extent, the following:

▪
a decrease in total operating expenses of approximately $124,000 from total operating expenses of approximately $810,000 for the three months ended March 31, 2006 to total operating expenses of approximately $686,000 for the three months ended March 31, 2007; and

▪
a decrease in registration rights penalties of approximately $49,000 for the three months ended March 31, 2007 as our registration statement on Form SB-2, originally filed by us on November 22, 2004 was declared effective by the SEC on February 1, 2006.

Revenues

We derive revenues from the sale of packaged software products, product support and multiple element arrangements that may include any combination of these items. Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), we have delivered the product, the fee is fixed or determinable, and collectibility is probable. For our packaged software products, we typically recognize revenue from the sale when we ship the product. We sell some of our products on consignment to a limited number of resellers. We recognize revenue for these consignment transactions only when the end-user sale has occurred. Service revenue resulting from technical support plans is recognized over the life of the plan, which is generally one year. Revenue associated with advance payments from our customers is deferred until we ship the product or offer the support service. Revenue for software distributed electronically via the Internet is recognized when the customer has been provided with the access codes that allow the customer to take immediate possession of the software on its hardware and evidence of the arrangement exists. For revenue arrangements involving multiple products or product and service packages, we allocate and defer revenue for the undelivered products or product and service packages based on their vendor-specific objective evidence of fair value, which is generally the price charged when that product or product and service package is sold separately.

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. Estimated returns are also based upon a percentage of total retail and direct sales. Direct sales accounted for approximately 53% of our 2006 fiscal year revenue. We account for cash considerations (such as sales incentives - rebates and coupons) that we give our customers as a reduction of revenue rather than as an operating expense. Product revenue is also reduced for the estimated redemption of end-user rebates on certain current product sales. We did not have any rebate programs during the three months ended March 31, 2006 and 2007, respectively.

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

In general, price protection programs insure retail customers a refund of a portion of their purchase price to the extent the product they have purchased drops in price within a given time frame following their purchase. In general, price protection reduces customers’ anxieties in connection with a purchase decision associated with a concern that they might obtain a better price if they were to wait than if they were to act immediately. Although we have historically employed price protection programs in connection with many of our product promotions, we do not anticipate implementing a price protection program in the near future.

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

Shipping and handling costs in connection with our software products are expensed as incurred and included in cost of sales.

Revenues for Three Months Ending March 31	2007	% to Sales	2006	% to Sales	Change	%
Gross revenues	$1,270,004	100%	$1,182,071	100%	$87,933	7%
Add rebate reserve adjustment	1,190	0%	---	0%	1,190	0%
Less reserve for sales returns and allowances	(115,701)	9%	(83,280)	7%	(32,421)	39%
Net revenues	$1,155,493	91%	$1,098,791	93%	$56,702	5%

Gross revenues increased approximately $88,000 from approximately $1,182,000 for the three months ended March 31, 2006 to approximately $1,270,000 for the three months ended March 31, 2007. We believe that this increase was primarily attributable to the liquidation sales of our QuickVerse® 2006 product line, the QuickVerse® 2007 Macintosh release, as well as our Membership Plus® 2007 product line, for which pent-up demand following an eight month delay is believed to have significantly spurred sales. During the three months ended March 31, 2006 and 2007, the following products were released, respectively:

First Quarter 2006

▪	QuickVerse® 2006 Parable Edition, with a suggested retail price of $49.95; and
▪	QuickVerse® 2006 Bible Suite, with a suggested retail price of $29.95.

First Quarter 2007

▪
an enhanced version of our QuickVerse® Macintosh product, including QuickVerse® 2007 Macintosh White Edition, with a suggested retail price of $59.95, QuickVerse® 2007 Macintosh Black Edition, with a suggested retail price of $129.95 and QuickVerse® 2007 Macintosh Gold Edition, with a suggested retail price of $349.95; and

▪	the Nelson Reference Collection® for QuickVerse® (Windows) users, with a suggested retail price of $129.95.

During each of the three months ended March 31, 2006 and 2007, our sales efforts were focused on directly targeting end-users through telemarketing and Internet sales. However, due to increased frequency and consistency in our development schedule, and the annual releases of our flagship product, QuickVerse®, upgrade sales have not been increasing at as rapid a rate as they have in previous years. Although there can be no assurance, we anticipate, however, that our revenues will continue to increase in the future at rates generally consistent with our industry sector as we continue to expand the content available for our QuickVerse® products, develop new products for multiple platforms, and offer our products at a range of price points intended to appeal to various market sub-segments.

Sales returns and allowances increased approximately $33,000 from approximately $83,000 for the three months ended March 31, 2006 to approximately $116,000 for the three months ended March 31, 2007. As a percentage of gross revenues, sales returns and allowances also increased from approximately 7% for the three months ended March 31, 2006 to approximately 9% for the three months ended March 31, 2007. Typically, sales returns and allowances trend upward after a new product is released as distributors and retail stores return old product in exchange for the new product release. For the three months ended March 31, 2007, we experienced an increase in sales returns and allowances due to Membership Plus® 2007 shipping in mid October 2006. Further, sales returns and allowances for the three months ended March 31, 2006 reflect fewer returns of Membership Plus® 2005 (released in the first quarter 2005), presumably due to the extended timeline between the releases of these annual Membership Plus® editions.

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

Cost of Sales

Cost of Sales for Three Months Ending March 31	2007	% to Sales	2006	% to Sales	Change	%
Direct costs	$138,943	11%	$139,634	12%	$(691)	0%
Less reserve for sales returns and allowances	(17,265)	1%	(12,420)	1%	(4,845)	39%
Amortization of software development costs	107,419	8%	184,128	16%	(76,709)	42%
Royalties	182,800	14%	106,745	9%	76,055	71%
Freight-out	55,415	4%	30,996	3%	24,419	79%
Fulfillment	28,046	2%	35,385	3%	(7,339)	21%
Cost of sales	$495,358	39%	$484,468	41%	$10,890	2%

Cost of sales consists primarily of direct costs, amortized software development costs, non-capitalized technical support wages, royalties paid to third party providers of intellectual property and the costs associated with reproducing, packaging, fulfilling and shipping our products. Exclusive of third-party royalties paid, our cost of sales decreased approximately $65,000 from approximately $378,000 for the three months ended March 31, 2006 to approximately $313,000 for the three months ended March 31, 2007, and decreased as a percentage of gross revenues approximately 7% for the three months ended March 31, 2007. The overall decrease is predominantly attributable to decreased amortization of software development costs, which decreased approximately $77,000 from approximately $184,000 for the three months ended March 31, 2006 to approximately $107,000 for the three months ended March 31, 2007. The amortization recognized during the three months ended March 31, 2007 resulted from several new software releases in 2005, 2006 and 2007 including:

▪	QuickVerse® 2006 Macintosh (released June 2005),
▪	Sermon Builder® 4.0 (released June 2005),
▪	QuickVerse® 2006 Windows (released September 2005),
▪	Membership Plus® 2007 (released October 2006),
▪	QuickVerse® 2007 Windows (released August 2006),
▪	QuickVerse® 2007 Mobile (released December 2006) and
▪	QuickVerse® 2007 Macintosh (released March 2007).

Comparatively, during the three months ended March 31, 2006, the amortization recognized resulted from:

▪	Membership Plus® 2005 (released February 2005),
▪	QuickVerse® 2006 Macintosh (released June 2005),
▪	Sermon Builder® 4.0 (released June 2005),
▪	QuickVerse® 2006 Windows (released September 2005),
▪	QuickVerse® 2006 Mobile (released October 2005) and
▪	QuickVerse® 2006 Bible Suite (released March 2006).

The increased number of product upgrades and product releases during the fiscal year 2005 led to the increased amount of amortization for the three months ended March 31, 2006.

On a percentage basis, we anticipate that direct costs and manufacturing overhead will remain relatively stable as we continue to keep pace with a more intensive development schedule than we had generally maintained in the past.

Fulfillment costs decreased approximately $7,000 from approximately $35,000 for the three months ended March 31, 2006 to approximately $28,000 for the three months ended March 31, 2007. This decrease is a direct result of our deliberate initiatives to begin the process of decreasing our reliance on a third-party warehouse as we move towards our eventual goal of operating our own fulfillment center.

Freight costs increased approximately $24,000 from approximately $31,000 for the three months ended March 31, 2006 to approximately $55,000 for the three months ended March 31, 2007. This increase resulted from the overall increase in retail sales, which carry higher shipping costs for us than direct and/or upgrade sales, coupled with escalating per unit freight costs attributable to industry-wide rising fuel costs.

Royalties accrued to third party providers of intellectual property increased approximately $76,000 from approximately $107,000 for the three months ended March 31, 2006 to approximately $183,000 for the three months ended March 31, 2007, and increased approximately 5% as a percentage of gross revenues for the three months ended March 31, 2007. The percentage increase reflects the following:

▪	A year over year increase in year-end liquidation sales of prior year editions of QuickVerse®;
▪	an overall increase in retail sales due to the release of the Membership Plus® 2007 product line, as well as the release of QuickVerse® 2007 Macintosh; and
▪	an overall decrease in upgrade sales of QuickVerse®, which, based on our content license agreements, carry less burdensome royalty obligations than corresponding new product editions and/or versions.

Our royalty accruals are expected to increase in the future in real terms as sales to new users increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products. Upgrade sales will remain only subject to royalties on their content additions.

Software development costs are expensed as incurred as research and development until technological feasibility and marketability have been established, at which time development costs are capitalized until the software title is available for general release to customers. Software development is segregated by title and technology platform. Once a product has been successfully released, subsequent revisions and upgrades are deemed to constitute development, and, accordingly, the costs of the revision and upgrade are capitalized. Capitalized costs are amortized on a product-by-product basis using the greater of (i) straight-line amortization over the estimated life of the product, or (ii) the ratio of current revenues from the product to the total projected revenue over the life of the product. Generally, we consider technological feasibility to have been established with the release of a “beta” version for testing.

Our software development costs for the three months ended March 31, 2007 and 2006 are summarized in the table below. These costs, consisting primarily of direct and indirect labor and related overhead charges, and capitalized during the three months ended March 31, 2007 and 2006, were approximately $110,000 and approximately $63,000, respectively. Accumulated amortization of these development costs, included in cost of sales, totaled approximately $107,000 and approximately $184,000 for the three months ended March 31, 2007 and 2006, respectively. The relative increase in capitalized costs reflects an increase in the number of development projects for the three months ended March 31, 2007, while the relative decrease in amortization reflects the overall reduction in the number of products released during the year ended December 31, 2006.

Software Development Costs For Three Months Ending December 31	2007	2006
Beginning balance	$491,695	$707,067
Capitalized	109,705	63,231
Amortized (cost of sales)	107,419	184,128
Ending balance	$493,981	$586,170
Research and development expense (General and administrative)	$29,581	$52,232

We expect our cost of sales in real terms to increase over time consistent with anticipated increases in revenues due to aggressive product development and release schedules.

Sales, General and Administrative

Sales, General and Administrative Costs for Three Months Ending March 31	2007	% to Sales	2006	% to Sales	Change	%
Selected expenses:
Commissions	$61,186	5%	$60,365	5%	$821	1%
Advertising and direct marketing	55,519	4%	38,246	3%	17,273	45%
Sales and marketing wages, reclassified	73,999	6%	92,313	8%	(18,314)	20%
Total sales and marketing	$190,704	15%	$190,924	16%	$(220)	0%
Research and development	29,581	2%	52,232	4%	(22,651)	43%
Personnel costs	164,404	13%	216,837	18%	(52,433)	24%
Legal	5,839	0%	24,499	2%	(18,660)	76%
Accounting	32,403	3%	34,423	3%	(2,020)	6%
Rent	22,044	2%	23,925	2%	(1,881)	8%
Telecommunications	6,006	0%	10,547	1%	(4,541)	43%
Corporate services	5,000	0%	18,000	2%	(13,000)	72%
Investor services	8,125	1%	---	0%	8,125	0%
Other general and administrative costs	71,926	6%	92,923	8%	(20,997)	23%
Total general and administrative	$345,328	27%	$473,386	40%	$(128,058)	27%
Total sales, marketing, general and administrative	$536,032	42%	$664,310	56%	$(128,278)	19%

As gross revenues increased approximately $88,000 from our three months ended March 31, 2006 to our three months ended March 31, 2007, total sales, general and administrative costs decreased approximately $128,000 from approximately $664,000 for the three months ended March 31, 2006 to approximately $536,000 for the three months ended March 31, 2007. Of the total sales, general and administrative costs, sales and marketing expenses remained steady at approximately $191,000 for the three months ended March 31, 2006 and March 31, 2007. Included in sales expenses, advertising and direct marketing costs increased approximately $17,000 from approximately $38,000 for the three months ended March 31, 2006 to approximately $55,000 for the three months ended March 31, 2007, and increased as a percentage of gross revenues from approximately 3% to approximately 4% for the three months ended March 31, 2006 and 2007, respectively. This increase is mainly attributable to the Membership Plus® 2007 and QuickVerse® 2007 Macintosh product releases. We anticipate advertising and direct marketing costs to increase in future periods as we continue to enhance our product visibility online, increase and focus more on our direct marketing efforts, and increase the scope and frequency of our print advertising campaigns in order to maximize sales associated with new products and product enhancements.

Wages associated with our sales team and marketing team have been reclassified and are included in the total sales and marketing costs. The reclassified sales and marketing wages decreased approximately $18,000 from approximately $92,000 for the three months ended March 31, 2006 to approximately $74,000 for the three months ended March 31, 2007. This decrease is attributable to the streamlining of our CBA sales team. We expect the sales and marketing wages to increase in future periods as we expand our in-house direct telemarketing sales team as well as our other marketing and related personnel.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). Software development costs related to third-party developers and direct labor expensed as research and development (see table above) amounted to approximately $52,000 for the three months ended March 31, 2006 compared to approximately $29,000 for the three months ended March 31, 2007. The decrease in 2007 reflects an increase in research and development costs that were capitalized for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Research and development expenses are expected to increase in future periods as we continue to expand our internal development team, add new products and product versions, and as we continue to expand the amount of content made available to our QuickVerse® users.

The capitalization of direct and indirect labor and related overhead charges as software development costs (see “Cost of Sales” above) increased by approximately $30,000 from approximately $47,000 for the three months ended March 31, 2006 to approximately $77,000 for the three months ended March 31, 2007. This increase reflects the increased amount of development projects for the three months ended March 31, 2007. It is anticipated that personnel costs will continue to increase in future periods as operating capital is available and deployed to further fund the staffing requirements of our product development, direct sales teams and marketing staff.

Total net personnel costs decreased approximately $52,000, from approximately $217,000 for the three months ended March 31, 2006, to approximately $165,000 for the three months ended March 31, 2007. In addition, gross direct salaries and wages, before adjustment of capitalized wages and reclassifications (see prior paragraph), decreased approximately $32,000, from approximately $371,000 to approximately $339,000, over the same period. The decrease in direct salaries and wages was a result of streamlining our CBA sales team as well as the loss of our marketing manager. Further, as a percentage of gross revenues, direct salaries and wages decreased approximately 7% from approximately 34% for the three months ended March 31, 2006 to approximately 27% for the three months ended March 31, 2007. We do anticipate direct salaries and wages to increase in the future given our continued focus on expanding our direct telemarketing sales team, marketing staff and product development staff.

As a result of having restructured our health benefits plans in October 2006, our employment-related healthcare costs decreased approximately $7,000 from approximately $32,000 for the three months ended March 31, 2006 to approximately $25,000 for the three months ended March 31, 2007. In July 2005, we initiated a Simple IRA retirement plan for our employees and for those who participated we chose to match up to 3% of the employee’s annual gross pay. We anticipate that our costs related to this benefit will increase in future periods as more employees take advantage of the retirement plan.

Direct legal costs decreased approximately $19,000 for the three months ended March 31, 2007 as a result of our having concluded certain ongoing registration and related securities matters in February 2006. It is anticipated that legal costs will fluctuate in future periods in direct relation to the level of our capital-raising initiatives, acquisition and/or divestiture-related initiatives, and other transactional activity.

Accounting and audit related expenses decreased by approximately $2,000 for the three months ended March 31, 2007. This increase is attributable principally to our having completed the process associated with a change in auditors which necessitated the concurrent engagement of two auditing firms during the transition period, not just one. It is anticipated that accounting costs will continue at these levels as we utilize the same principal accounting firm on an ongoing basis.

Rent costs decreased approximately $2,000 for the three months ended March 31, 2007 as a result of periodic provisions for commercial and maintenance expenses in our lease agreements. In accordance with periodic lease escalations, rent cost will increase in the future for each of our primary office facility as well as our new warehouse facility. We believe that, over time, however, use of the warehouse facility will allow us to cease our dependency on a third-party to fulfill our retail product sales, which, in turn, will provide us with cost savings that will potentially enhance our gross margin. In addition to our primary office facility and our new warehouse, we also maintain a lease on certain office space in Naperville, Illinois.

Telecommunications-related costs decreased approximately $5,000 for the three months ended March 31, 2007 as a result of qualifying for a lower rate with our local and long-distance carriers upon the renewal of our service agreement. In general, we anticipate our telecommunications-related costs to increase in the future consistent on a percentage basis with overall revenue growth.

Corporate service fees decreased approximately $13,000 for the three months ended March 31, 2007 resulting from the expiration of an independent consulting agreement. However, we expect consulting-related expenses to increase in future periods based on our having engaged the services of another independent consultant who began performing business development related advisory services for us in March 2007 and who is expected to continue providing such services through February 2008.

Finally, investor services fees increased approximately $8,000 for the three months ended March 31, 2007 as we entered into an investor relations service agreement in April 2006. These fees are related to the hiring of an investor relations firm and the expense for the issuance of a total of 250,000 restricted shares of common stock allocated over the term of the investor relations contract. We anticipate fees payable to this service provider to materially increase in future periods.

Registration Rights Penalties

Through March 31, 2006, and in connection with a 2004 private placement transaction, we had accrued a total of approximately $486,000 in registration rights penalties, $150,000 of which we had paid as of April 7, 2006, and the balance of which was reduced to a two-year promissory note. The note agreement called for monthly installments through May 2007 of $10,000 and $20,000 per month thereafter. In the aggregate, the accrual of, and the payments made in connection with, the registration rights penalties have had a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. The results of operations for the three months ended March 31, 2006 include an increase in our net loss of approximately $49,000.

Derivatives

In May 2004, we issued a three-year warrant to purchase up to 600,000 shares of our common stock to a consultant. This warrant may be exercised on a cashless basis at the option of the holder at a price per share of $0.15. In November 2004, we issued two five-year warrants to purchase an aggregate of 21,875,000 shares of our common stock in connection with a certain private placement transaction. The first warrant entitles the holder to purchase up to 10,937,500 shares of our common stock at a price of $0.18 per share, and the second warrant entitles the holder to purchase up to 10,937,500 additional shares of our common stock at a price of $0.60 per share. Each warrant is subject to standard adjustment provisions and each provides for settlement in registered shares of our common stock and may, at the option of the holder, be settled in a cashless, net-share settlement.

These warrants have been accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In accordance with the accounting mandate, the derivative liability associated with these warrants has been, and shall continue to be, until each is either fully exercised or expires, adjusted to fair value at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. Under EITF 00-19, a decrease in our stock price results in a decrease in the fair value of the derivative liability and a valuation gain to be recognized in our income statement whereas an increase in our stock price results in an increase in the fair value of the derivative liability and a valuation loss to be recognized in our income statement. At March 31, 2007 and 2006, the fair value of the derivative liability was approximately $500,000 and $2,671,000, respectively, and a fair value adjustment of approximately $27,000 has been included in other income for the three months ended March 31, 2007 and a fair value adjustment of approximately $609,000 has been included in other expenses for the three months ended March 31, 2006. If the market trading price of our stock rises, it could potentially have a materially adverse effect on our derivative liability.

Amortization

Amortization expenses remained steady at approximately $133,000 for the three months ended March 31, 2007 and 2006. The software license we acquired in 1999 from which we derive our base intellectual property rights associated with the products that are responsible for generating the overwhelming majority of our revenues (the “1999 license”) is being amortized over a 10 year useful life and will have been fully amortized by the close of the year ending December 31, 2009. Amortization expense for 2007 and 2006 reflect the continual amortization of the 1999 license, as well as the amortization of our website, www.quickverse.com, the most recent version of which we launched during the second quarter of 2004.

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

We have recognized a net deferred tax asset whose realization depends on generating future taxable income. At March 31, 2007, management adjusted the amount of valuation allowance based on the assessment that we will produce sufficient income in the future to realize our net deferred tax asset. The resulting deferred tax liability reflects income taxes payable in future periods on the net deductible differences related to the 1999 license. We currently have net operating loss carryforwards, for federal income tax purposes, of approximately $9,052,000. These carryforwards are the result of income tax losses generated in 2000 ($2,086,000 expiring in 2020), 2001 ($5,191,000 expiring in 2021), 2002 ($235,000 expiring in 2022), 2005 ($956,000 expiring in 2025), and 2006 ($584,000 expiring in 2026). We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $486,000 to fully utilize the current loss carryforwards. Although there can be no assurance, we expect the deductible temporary differences (reserves) to reverse sometime beyond the next fiscal year.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the funding of our continued operations, which includes the ongoing internal development of new products, expansion and upgrade of existing products, and marketing and sales. Although there can be no assurance, we believe cash generated through our continuing operations will be at least minimally sufficient to sustain our operations, albeit with very limited growth. However, our pursuit of an aggressive growth plan, whether based on internally developed products or strategic product line acquisitions and/or licensing opportunities will likely require funding from outside sources or the divestiture of one or more existing product lines. Funding from outside sources may include but is not limited to the exercise of outstanding warrants and pursuit of other financing options such as commercial loans, common stock and/or preferred stock issuances and convertible notes. At this time, we have no legally committed funds for future capital expenditures including software development.

Working Capital at March 31	2007
Current assets	$787,871
Current liabilities	$2,463,014
Retained deficit	$7,104,078

As of March 31, 2007, we had approximately $788,000 in current assets and approximately $2,463,000 in current liabilities.  While liquidity remains an ongoing concern for us, and while there can be no continuing assurance, given the combined facts that (i) a substantial portion of our net sales - 53% of which we collected during our last fiscal year through credit card processing transactions - are able to be collected in a much shorter timeframe (several days) than that in which we must generally pay our trade payables (30 days) and our accrued royalties (quarterly, semi-annually, or annually), and (ii) our derivative liability is an item that does not necessitate actual cash payout, the situation suggested by our notably and consistently low ratio of our current assets to current liabilities has historically been manageable.

As of March 31, 2007, we had a retained deficit of approximately $7,104,000. We had a loss before income taxes of approximately $9,000 and a net loss after income taxes of approximately $6,000 for the three months ended March 31, 2007. For the three months ended March 31, 2007, we had a gain of approximately $27,000 from the fair value adjustment of derivatives. See “Results Of Operations” above.

Cash Flows for Three Months Ending March 31	2007	2006	Change	%
Cash flows provided by operating activities	$192,564	$6,878	$185,686	2,700%
Cash flows (used) by investing activities	$(154,273)	$(70,573)	$(83,700)	119%
Cash flows (used) by financing activities	$(32,469)	$(2,197)	$(30,272)	1,378%

Net cash provided by operating activities was approximately $193,000 for the three months ended March 31, 2007, and approximately $7,000 for the three months ended March 31, 2006. The increase was primarily due to a short-term relative imbalance in payments made to content providers as compared to receivables collected.

Net cash used in investing activities was approximately $154,000 for the three months ended March 31, 2007 and approximately $71,000 for the three months ended March 31, 2006. The increase was mainly the result of our having capitalized more costs associated with software development. Further, during the three months ended March 31, 2007, our merchant banker held $40,000 cash in reserve to allow for a potential increase in credit card chargebacks from increased consumer purchases during the fourth quarter of 2006.

Net cash used by financing activities was approximately $32,000 for the three months ended March 31, 2007, and approximately $2,000 for the three months ended March 31, 2006. The increase was due to an increase in payments made on long-term notes payable.

Finally, as a positive note, we were able to remain cash positive of approximately $6,000 for the three months ended March 31, 2007 compared to a cash deficit of approximately $66,000 for the three months ended March 31, 2006, despite our merchant banker holding $40,000 cash in reserve to allow for a potential increase in credit card chargebacks from increased consumer purchases during the fourth quarter of 2006.

Financing

We have been unsuccessful in previous attempts to secure bank financing due to our internal financial ratios and negative working capital position and do not expect that we will be successful in securing any such financing unless and until our ratios in this regard improve. However, it may be possible to secure financing on our open accounts receivable in order to satisfy our future financing needs, as we have chosen this option in previous years.

Contractual Liabilities

We currently lease office space/warehouse facilities in Omaha, Nebraska under an operating lease with a third-party with terms extending through May 2007. We are responsible for all taxes, insurance and utility expenses associated with this lease. There is no lease renewal option contained in the lease. In May 2007, we secured a new operating lease with a third-party for our corporate office facility in Omaha, Nebraska with terms extending through May 2012. We also secured a new operating lease with a third-party for a warehouse facility in Omaha, Nebraska with terms extending through June 2010. We are responsible for all taxes, insurance and utility expenses associated with these two new operating leases.

We lease office space in Naperville, Illinois under an operating lease with a third-party with terms extending through March 2009. We are responsible for all insurance expenses associated with this lease.

At March 31, 2007, the future minimum rental payments required under these leases are as follows:

2007	$64,169
2008	90,034
2009	78,993
2010	63,883
2011	54,339
2012	23,335
Total future minimum rental payments	$374,753

We lease telephone equipment under a capital lease due to expire in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life. Minimum future lease payments under capital leases as of March 31, 2007 for each of the next three years and in the aggregate are:

2007	$10,295
2008	13,726
2009	12,582
Total minimum lease payments	$36,603

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-QSB for the period ended March 31, 2007, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Moreover, there can be no assurance that our insurance coverage will prove adequate to cover all liabilities arising out of any claims that may be initiated against us in the future. Any finding of liability imposed against us coupled with a lack of corresponding insurance coverage is likely to have an adverse effect on our business, our financial condition, and including liquidity and profitability, and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended March 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended March 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the quarterly period ended March 31, 2007.

ITEM 5. OTHER INFORMATION.

Our Annual Meeting of the Stockholders of Findex.com, Inc., previously scheduled to be held on May 4, 2007, has been rescheduled for September 21, 2007.

There were no reportable events under this Item 5 during the quarterly period ended March 31, 2007.

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

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

31.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated May 21, 2007. FILED HEREWITH.

31.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated May 21, 2007. FILED HEREWITH.

32.1
Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated May 21, 2007. FILED HEREWITH.

32.2
Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated May 21, 2007. FILED HEREWITH.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

Date: May 21, 2007	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: May 21, 2007	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer