Form 10QSB
period 2007-06-30
FINDEX COM INC
filed 2007-08-17
CIK 1089061

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

Commission file number: 0-29963

FINDEX.COM, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0379462
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

620 North 129th Street, Omaha, Nebraska	68154
(Address of principal executive offices)	(Zip Code)

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

At August 17, 2007, the registrant had outstanding 51,650,817 shares of common stock, of which there is only a single class.

Transitional Small Business Disclosure Format (check one): Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$3,452	$48,672
Accounts receivable, trade, net	284,944	318,000
Inventories	110,713	145,344
Other current assets	231,744	213,162
Total current assets	630,853	725,178
Property and equipment, net	72,145	86,638
Software license, net	1,007,015	1,258,769
Capitalized software development costs, net	522,712	491,695
Restricted cash	40,000	---
Other assets	494,474	493,565
Total assets	$2,767,199	$3,055,845

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$738,866	$693,260
Accrued royalties	693,469	649,763
Derivative liabilities	473,123	526,868
Other current liabilities	629,370	561,111
Total current liabilities	2,534,828	2,431,002
Long-term obligations	19,329	80,568
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively	---	---
Common stock, $.001 par value
120,000,000 shares authorized,
50,350,817 and 49,788,317 shares issued and outstanding, respectively	50,351	49,788
Paid-in capital	7,610,321	7,592,884
Retained (deficit)	(7,447,630)	(7,098,397)
Total stockholders’ equity	213,042	544,275
Total liabilities and stockholders’ equity	$2,767,199	$3,055,845

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues, net of reserves and allowances	$602,838	$661,279	$1,758,331	$1,760,070
Cost of sales	281,517	484,918	776,875	969,386
Gross profit	321,321	176,361	981,456	790,684
Operating expenses:
Sales and marketing	147,097	196,537	337,801	387,461
General and administrative	392,481	451,296	737,809	924,682
Other operating expenses	153,326	145,538	303,649	291,421
Total operating expenses	692,904	793,371	1,379,259	1,603,564
Loss from operations	(371,583)	(617,010)	(397,803)	(812,880)
Other expenses, net	(6,445)	(8,099)	(15,275)	(10,031)
Registration rights penalties	---	---	---	(49,314)
Gain (loss) on valuation adjustment of derivatives	27,201	1,481,411	53,745	872,539
Income (loss) before income taxes	(350,827)	856,302	(359,333)	314
Income tax (provision) benefit	7,275	5,356	10,100	(25,452)
Net income (loss)	$(343,552)	$861,658	(349,233)	(25,138)
Retained deficit at beginning of year			(7,098,397)	(7,752,097)
Retained deficit at end of period			$(7,447,630)	$(7,777,235)

Net income (loss) per share:
Basic	$(0.01)	$0.02	$(0.01)	$0.00
Diluted	$(0.01)	$0.02	$(0.01)	$0.00

Weighted average shares outstanding:
Basic	49,794,498	49,558,317	49,791,425	49,162,163
Diluted	49,794,498	50,397,239	49,791,425	49,162,163

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,	2007	2006

Cash flows from operating activities:
Cash received from customers	$1,835,864	$1,956,573
Cash paid to suppliers and employees	(1,580,906)	(1,762,323)
Other operating activities, net	(11,195)	(2,030)
Net cash provided by operating activities	243,763	192,220
Cash flows from investing activities:
Software development costs	(191,451)	(238,380)
Deposits paid	(41,189)	---
Other investing activities, net	(11,334)	(15,653)
Net cash used by investing activities	(243,974)	(254,033)
Cash flows from financing activities:
Payments made on long-term notes payable	(45,009)	(27,228)
Net cash used by financing activities	(45,009)	(27,228)
Net decrease in cash and cash equivalents	(45,220)	(89,041)
Cash and cash equivalents, beginning of year	48,672	119,560
Cash and cash equivalents, end of period	$3,452	$30,519

Reconciliation of net loss to cash flows from operating activities:
Net loss	$(349,233)	$(25,138)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Software development costs amortized	160,433	457,598
Gain on fair value adjustment of derivatives	(53,745)	(872,539)
Bad debts provision	17,164	---
Depreciation & amortization	286,485	291,421
Gain on sale of property and equipment	(551)	---
Noncash operating expenses	---	65,000
Change in assets and liabilities:
Decrease in accounts receivable	15,892	251,271
Decrease in inventories	34,631	67,258
Decrease in refundable taxes	2,050	5,764
Decrease (increase) in prepaid expenses	1,519	(43,659)
Increase in accrued royalties	43,706	9,583
Increase in accounts payable	45,606	71,719
(Decrease) increase in deferred taxes	(10,100)	25,452
Increase (decrease) in other liabilities	49,906	(111,510)
Net cash provided by operating activities	$243,763	$192,220

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
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

SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $1,906,333, less accumulated amortization of $1,383,621 at June 30, 2007.

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

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $60,569 and $83,620 for the six months ended June 30, 2007 and 2006, respectively, included in general and administrative expenses.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in other assets on our condensed consolidated balance sheets, were $112,098, less accumulated amortization of $84,440 at June 30, 2007.

RESTRICTED CASH

Restricted cash represents cash held in reserve by our merchant banker to allow for a potential increase in credit card charge backs from increased consumer purchases.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during the three and six months ended June 30, 2007 and 2006 and maintain a reserve for rebate claims remaining unpaid from 2000 and 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to provide companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, Fair Value Measurements, and SFAS 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We plan to adopt SFAS No. 159 as of January 1, 2008. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption will have on our financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain accounts in our 2006 financial statements have been reclassified for comparative purposes to conform with the presentation in our 2007 financial statements.

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of June 30, 2007, we had a year-to-date net loss of ($349,233), and negative working capital of $1,903,975 and $1,705,824, and an accumulated deficit of $7,447,630 and $7,098,397 as of June 30, 2007 and December 31, 2006, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2007, we have taken several actions to mitigate against this risk. These actions include selling some of our intangible assets and pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 3 - INVENTORIES

At June 30, 2007, inventories consisted of the following:

Raw materials	$67,882
Finished goods	42,831
Inventories	$110,713

NOTE 4 - RESERVES AND ALLOWANCES

At June 30, 2007, the allowance for doubtful accounts included in Accounts receivable, trade, net, consisted of the following:

Balance December 31, 2006	$11,000
Bad debts provision (included in Other operating expenses)	17,164
Accounts written off	(2,879)
Collection of accounts previously written off	715
Balance June 30, 2007	$26,000

At June 30, 2007, the reserve for sales returns included in Other current liabilities consisted of the following:

Balance December 31, 2006	$98,132
Return provision - sales	223,100
Return provision - cost of sales	(33,465)
Returns processed	(167,590)
Balance June 30, 2007	$120,177

NOTE 5 - DERIVATIVE LIABILITIES

At June 30, 2007, our derivative liability consisted of the following:

Warrant A	$	---
Warrant B		255,813
Warrant C		217,310
Derivatives		$473,123

In May 2004, we issued a three-year warrant (Warrant A) to purchase up to 600,000 shares of our common stock to a consultant. This warrant was exercisable on a cashless basis at the option of the warrant holder at a price per share of $0.15. This warrant was accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and the guidance of EITF 00-19-2, Accounting for Registration Payment Arrangements. On May 1, 2007, this warrant expired unexercised. See Note 6.

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

	Warrant B	Warrant C
Expected term - years	2.61	2.61
Stock price at June 30, 2007	$0.03	$0.03
Expected dividend yield	0%	0%
Expected stock price volatility	212%	212%
Risk-free interest rate	4.34%	4.34%

The warrants are revalued at each balance sheet date by using the parameters above, reducing the expected term to reflect the passing of time, and using the stock price at the balance sheet date. Net fair value adjustments included in other income and expenses on the consolidated statements of operations were income adjustments of $27,201 and $53,745 for the three and six months ended June 30, 2007, respectively, and income adjustments of $1,481,411 and $872,539 for the three and six months ended June 30, 2006, respectively.

NOTE 6 - STOCKHOLDERS’ EQUITY

COMMON STOCK

In June 2007, we committed to issue a total of 562,500 restricted shares of common stock to our outside director, at the closing price as of June 29, 2007 ($0.032), in lieu of cash payments of amounts accrued for services as a member of our board from the period of October 1, 2006 through June 30, 2007. This issuance was valued at $18,000.

COMMON STOCK OPTIONS

In April 2007, 50,000 vested stock options with an exercise price of $0.11, related to a former employee, expired unexercised. We did not grant any options or other stock-based awards to the individual for which the options expired, during the six months prior to and after the option expirations.

COMMON STOCK WARRANTS

In May 2007, a warrant to purchase up to 600,000 restricted shares of our common stock with an exercise price of $0.15 per share expired unexercised. See Note 5.

In June 2007, a warrant to purchase up to 250,000 restricted shares of our common stock with an exercise price of $0.10 per share expired unexercised.

NOTE 7 - INCOME TAXES

The provision (benefit) for taxes on net loss for the three and six months ended June 30, 2007 and 2006 consisted of the following:

	Three Months				Six Months
		2007		2006		2007		2006
Current:
Federal	$	---	$	---	$	---	$	---
State		---		---		---		---
		---		---		---		---
Deferred:
Federal		(7,375)		(3,956)		(10,225)		27,888
State		100		(1,400)		125		(2,436)
		(7,275)		(5,356)		(10,100)		25,452
Total tax provision (benefit)		$(7,275)		$(5,356)		$(10,100)		$25,452

NOTE 8 - EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing earnings per common share and the average number of shares of dilutive potential common stock:

For the Three Months Ended June 30,	2007	2006
Net income (loss)	$(343,552)	$861,658
Preferred stock dividends	---	---
Net income (loss) available to common shareholders	$(343,552)	$861,658

Basic weighted average shares outstanding	49,794,498	49,558,317
Dilutive effect of:
Stock options	---	672,554
Warrants	---	166,368
Diluted weighted average shares outstanding	49,794,498	50,397,239

For the Six Months Ended June 30,	2007	2006
Net loss	$(349,233)	$(25,138)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(349,233)	$(25,138)

Basic weighted average shares outstanding	49,791,425	49,162,163
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	49,791,425	49,162,163

NOTE 9 - COMMITMENTS AND CONTINGENCIES

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial statements taken as a whole.

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our income (loss) from operations adjusted for other income and interest expense (4% total). We accrue this bonus on a quarterly basis. Our management team consists of our Chief Executive Officer (with a base annual salary of $150,000), our Chief Financial Officer (with a base annual salary of $110,000), our Chief Technology Officer (with a base annual salary of $150,000) and our Vice President of Sales (with a base annual salary of $110,000). In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of all accrued base salaries ($21,745 included in Other current liabilities at June 30, 2007), bonuses ($30,542 included in other current liabilities at June 30, 2007), and any vested deferred vacation compensation ($37,125 included in other current liabilities at June 30, 2007) for termination by reason of disability. The agreements also provide for severance compensation equal to the then base salary until the later of (i) the expiration of the term of the agreement as set forth therein or (ii) one year, when the termination is other than for cause (including termination by reason of disability). There is no severance compensation in the event of voluntary termination or termination for cause.

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

NOTE 10 - RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We depend upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making materials available to us, operations could be adversely affected.

NOTE 11 - SUBSEQUENT EVENTS

In July 2007, we amended an agreement with a business development consultant to provide for additional compensation of warrants to purchase up to 2,300,000 shares of common stock at $0.032 per share. The agreement provides that warrants to purchase up to 1,300,000 shares of common stock vest on August 31, 2007 and warrants to purchase up to 1,000,000 shares of common stock vest on January 1, 2008.

In July 2007, we entered into a stock subscription agreement with a business development consultant for the sale of 1,300,000 shares of common stock at a price of $0.025 per share. We realized $32,500 from this subscription.

As of August 14, 2007, we have received a letter of interest from a potential buyer of one of our top software titles. We are currently unable to determine if the price is reasonable relative to its current fair value. In addition, the letter of interest does not provide for any legally enforceable provisions, such as a firm purchase commitment, and therefore, we have not determined the asset sale to be probable. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets requires all of six criteria be met before classifying a long-lived asset as “held for sale”. We have not classified this asset as “held for sale” at June 30, 2007 due to the failure of the two criteria mentioned above.

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

MANAGEMENT OVERVIEW

During the second quarter of 2007, we continued to concentrate on our core products, QuickVerse® and Membership Plus®, and their technological features in order to meet our development schedule and our annual upgrade releases for these product lines. Furthermore, we continued to focus on expanding the content available for our QuickVerse® products. We released the following two new reference collections for QuickVerse® (Windows) users:

▪
Theological Dictionary of the New Testament: Abridged®, commonly known as “Little Kittel”, which details more than 2,300 theologically significant New Testament words with a retail price of $59.95; and

▪	Word Studies in the Greek New Testament®, which comes in a three volume set and provides a wealth of knowledge and insight on the majority of the Greek New Testament with a retail price of $59.95.

During the first quarter of 2007, as part of our ongoing partnership with Thomas Nelson Publishers®, we released the Nelson Reference Collection® for QuickVerse® (Windows) users at a retail price of $129.95. In addition, we released QuickVerse® 2007 Macintosh which is available in the following three editions:

▪	QuickVerse® Macintosh White Box Edition, which includes 10 Bibles and 45 reference titles with a retail price of $59.95;
▪	QuickVerse® Macintosh Black Box Edition, which includes 15 Bibles and 66 reference titles with a retail price of $129.95; and
▪	QuickVerse® Macintosh Gold Box Edition, which includes 22 Bibles and 158 reference titles with a retail price of $349.95.

Comparatively, during the first six months of 2006, we released the following:

▪	QuickVerse® 2006 Macintosh Gold Edition with a retail price of $349.95;
▪	the Holman Christian Standard Bible® with a retail price of $29.95;
▪	QuickVerse® 2006 Parable Edition with a retail price of $49.95; and
▪	QuickVerse® 2006 Bible Suite with a retail price of $29.95.

Despite our decreased net revenues during the six months ended June 30, 2007, we were able to considerably decrease our total operating expenses while reducing our sales and marketing costs as well as our general and administrative costs. Although there can be no assurance, we anticipate that revenues will increase in real terms during our 2007 fiscal year based upon our development schedule for the fiscal year and the introduction of new titles that will broaden the content made available for our QuickVerse® products.

Results of Operations for Quarters Ending June 30, 2007 and June 30, 2006

Statement of Operations for Six Months Ending June 30,	2007	2006	Change	%
Net revenues	$1,758,331	$1,760,070	$(1,739)	0%
Cost of sales	776,875	969,386	(192,511)	20%
Gross profit	$981,456	$790,684	$190,772	24%
Total operating expenses	(1,379,259)	(1,603,564)	224,305	14%
Loss from operations	$(397,803)	$(812,880)	$415,077	51%
Other expenses	(15,275)	(10,031)	(5,244)	52%
Registration rights penalties	---	(49,314)	49,314	100%
Gain on fair value adjustment of derivatives	53,745	872,539	(818,794)	94%
Income (loss) before income taxes	$(359,333)	$314	$(359,647)	114,537%
Income tax (provision) benefit	10,100	(25,452)	35,552	140%
Net loss	$(349,233)	$(25,138)	$(324,095)	1,289%

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating less than 30% of our annual sales.

Although our net revenues decreased slightly, our gross profit increased for the six months ended June 30, 2007 due to reduced cost of sales. We incurred a loss from operations of approximately $398,000 for the six months ended June 30, 2007, which represents an improvement of approximately $415,000 from our loss from operations of approximately $813,000 for the six months ended June 30, 2006. However, our net loss for the six months ended June 30, 2007 increased approximately $324,000 to a net loss of approximately $349,000 compared to a net loss of approximately $25,000 for the six months ended June 30, 2006.

The differing results of operations are primarily attributable to the following:

▪	a decrease in cost of sales for the six months ended June 30, 2007 due primarily to decreased amortization of software development costs;
▪	a decrease in total operating expenses for the six months ended June 30, 2007 arising from decreased sales, marketing, general and administrative costs;
▪
a decrease in registration rights penalties for the six months ended June 30, 2007 as our registration statement on Form SB-2, originally filed by us on November 22, 2004 was declared effective by the SEC on February 1, 2006; and

▪
a decrease in our gain related to the fair value adjustment of derivatives for the six months ended June 30, 2007 due to expired warrants and a decrease in the estimated life of the remaining warrants.

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

Revenues for Six Months Ending June 30,	2007	% to Sales	2006	% to Sales	Change	%
Gross revenues	$1,980,108	100%	$1,882,698	100%	$97,410	5%
Less reserves and allowances	(221,777)	11%	(122,628)	7%	(99,149)	81%
Net revenues	$1,758,331	89%	$1,760,070	93%	$(1,739)	86%

Gross revenues increased for the six months ended June 30, 2007, which was primarily attributable to the liquidation sales of our QuickVerse® 2006 product line (Windows and Macintosh editions), the QuickVerse® 2007 Macintosh release, as well as our Membership Plus® 2007 product line, for which pent-up demand following an eight month delay is believed to have significantly spurred sales. In addition, we continue to release new content each quarter for our QuickVerse® products.

During each of the six months ended June 30, 2006 and 2007, our sales efforts were focused on directly targeting end-users through telemarketing and Internet sales. However, due to increased frequency and consistency in our development schedule, and the annual releases of our flagship product, QuickVerse®, upgrade sales have not been increasing at as rapid a rate as they have in previous years. Although there can be no assurance, we anticipate, however, that our revenues will continue to increase in the future at rates generally consistent with our industry sector as we continue to expand the content available for our QuickVerse® products, develop new products for multiple platforms, and offer our products at a range of price points intended to appeal to various market sub-segments.

Our reserves for sales returns and allowances increased for the six months ended June 30, 2007, and as a percentage of gross revenues, reserves for sales returns and allowances also increased. Typically, sales returns and allowances trend upward after a new product is released as distributors and retail stores return old product in exchange for the new product release. For instance, we experienced an increase in sales returns and allowances for the six months ended June 30, 2007 due to Membership Plus® 2007 shipping in mid October 2006. Further, for the six months ended June 30, 2007, we increased our reserves for sales returns as we have experienced a delay in our receivable collections from our liquidation sales which could potentially result in increased actual returns in the future.

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

Cost of Sales

Cost of Sales for Six Months Ending June 30,	2007	% to Sales	2006	% to Sales	Change	%
Direct costs	$267,051	13%	$254,328	14%	$12,723	5%
Less reserve for sales returns and allowances	(33,465)	2%	(18,165)	1%	(15,300)	84%
Amortization of software development costs	160,433	8%	457,598	24%	(297,165)	65%
Royalties	254,800	13%	161,627	9%	93,173	58%
Freight-out	79,840	4%	52,109	3%	27,731	53%
Fulfillment	48,216	2%	61,889	3%	(13,673)	22%
Cost of sales	$776,875	39%	$969,386	51%	$(192,511)	20%

Cost of sales consists primarily of direct costs, amortized software development costs, non-capitalized technical support wages, royalties paid to third party providers of intellectual property and the costs associated with reproducing, packaging, fulfilling and shipping our products. Cost of sales decreased for the six months ended June 30, 2007, and decreased as a percentage of gross revenues. The overall decrease is predominantly attributable to decreased amortization of software development costs. The large amount of amortization of software development costs recognized during the six months ended June 30, 2006 resulted primarily from the continual amortization of QuickVerse® 2006 Macintosh (released June 2005) and QuickVerse® 2006 Windows (released September 2005). QuickVerse® 2006 Macintosh was our first product produced on the Macintosh platform; and therefore, the amount of capitalized development costs recognized for that specific development project was quite significant as compared to our development projects on the Windows platform.

On a percentage basis, we anticipate that direct costs and manufacturing overhead will remain relatively stable as we continue to keep pace with a more intensive development schedule than we had generally maintained in the past.

Fulfillment costs decreased for the six months ended June 30, 2007, which is a direct result of our deliberate initiatives to decrease our reliance on a third-party warehouse as we began operating our own fulfillment center as of June 2007.

Freight costs increased for the six months ended June 30, 2007 as a direct result from the overall increase in retail sales, which carry higher shipping costs for us than direct and/or upgrade sales, coupled with escalating per unit freight costs attributable to industry-wide rising fuel costs.

Royalties accrued to third party providers of intellectual property increased for the six months ended June 30, 2007. as a result of the following:

▪	A year over year increase in year-end liquidation sales of prior year editions of QuickVerse® (Windows and Macintosh editions);
▪	an overall increase in retail sales due to the release of the Membership Plus® 2007 product line, as well as the release of QuickVerse® 2007 Macintosh; and
▪	an overall decrease in upgrade sales of QuickVerse®, which, based on our content license agreements, carry less burdensome royalty obligations than corresponding new product editions and/or versions.

Our royalty accruals are expected to increase in the future in real terms as sales to new users increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products. Upgrade sales will remain only subject to royalties on their content additions.

Software Development Costs for	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning balance	$493,981	$586,170	$491,695	$707,067
Capitalized	81,745	175,149	191,450	238,380
Amortized (Cost of sales)	(53,014)	(273,470)	(160,433)	(457,598)
Ending Balance	$522,712	$487,849	$522,712	$487,849
Research and development expense (General and administrative)	$30,988	$31,388	$60,569	$83,620

Our software development costs for the three and six months ended June 30, 2007 and 2006 are summarized in the table above. The relative decrease in capitalized costs reflects an increased efficiency from our development staff (including internal and external developers) as our development projects for the six months ended June 30, 2007 focused on the annual releases of QuickVerse®, Membership Plus® and new content for our QuickVerse® products. The relative decrease in amortization reflects the overall reduction in the number of products released during the year ended December 31, 2006 as well as the amortization recognized for QuickVerse® 2006 Macintosh, our first product produced on the Macintosh platform, brought to an end.

We expect our cost of sales in real terms to increase over time consistent with anticipated increases in revenues due to aggressive product development and release schedules.

Sales, General and Administrative

Sales, General and Administrative Costs for Six Months Ending June 30,	2007	% to Sales	2006	% to Sales	Change	%
Selected expenses:
Commissions	$109,723	6%	$111,096	6%	$(1,373)	1%
Advertising and direct marketing	92,802	5%	94,235	5%	(1,433)	2%
Sales and marketing wages, reclassified	135,276	7%	182,130	10%	(46,854)	26%
Total sales and marketing	$337,801	17%	$387,461	21%	$(49,660)	13%
Research and development	$60,569	3%	$83,620	4%	$(23,051)	28%
Personnel costs	354,448	18%	409,730	22%	(55,282)	13%
Legal	25,809	1%	57,434	3%	(31,625)	55%
Accounting	56,693	3%	41,005	2%	15,688	38%
Corporate services	20,000	1%	36,000	2%	(16,000)	44%
Investor services	8,125	0%	33,750	2%	(25,625)	76%
Other general and administrative costs	212,165	11%	263,143	14%	(50,978)	19%
Total general and administrative	$737,809	37%	$924,682	49%	$(186,873)	20%
Total sales, marketing, general and administrative	$1,075,610	54%	$1,312,143	70%	$(236,533)	18%

As gross revenues increased for the six months ended June 30, 2007, total sales, general and administrative costs decreased. Of the total sales, marketing, general and administrative costs, sales and marketing expenses decreased for the six months ended June 30, 2007, which is mainly attributed to a decrease in the sales and marketing wages as a result of streamlining our CBA sales team. However, we expect the sales and marketing wages to increase in future periods as we expand our in-house direct telemarketing sales team as well as our other marketing and related personnel. Commissions and advertising and direct marketing expenses remained relatively stable as we continually monitor these items in relation to our gross revenues. We anticipate advertising and direct marketing costs to increase in future periods as we continue to enhance our product visibility online, increase and focus more on our direct marketing efforts, and increase the scope and frequency of our print advertising campaigns in order to maximize sales associated with new products and product enhancements.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). The decrease in software development costs related to third-party developers and direct labor expensed as research and development reflects an increase in research and development costs that were capitalized for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 as well as a decrease in the non-capitalized software development wages for the corresponding periods. Research and development expenses are expected to increase in future periods as we expand our internal development team, add new products and product versions, and as we continue to expand the amount of content made available to our QuickVerse® users.

In addition to the decrease in total net personnel costs, gross direct salaries and wages, before adjustments of capitalized wages and reclassifications, decreased approximately $117,000, from approximately $778,000 for the six months ended June 30, 2006 to approximately $661,000 for the six months ended June 30, 2007. The decrease in direct salaries and wages was a result of streamlining our CBA sales team as well as the loss of our marketing manager. Due to a cost cutting initiative in late 2006, we also lost our Vice President of Sales and Marketing and an individual on our product development staff. Further, as a percentage of gross revenues, direct salaries and wages decreased approximately 8% from approximately 41% for the six months ended June 30, 2006 to approximately 33% for the six months ended June 30, 2007. We do anticipate direct salaries and wages to increase in the future given our continued focus on expanding our direct telemarketing sales team, marketing staff and product development staff.

As a result of having restructured our health benefits plans in October 2006, our employment-related healthcare costs decreased approximately $7,000 from approximately $58,000 for the six months ended June 30, 2006 to approximately $51,000 for the six months ended June 30, 2007. In July 2005, we initiated a Simple IRA retirement plan for our employees and for those who participated we chose to match up to 3% of the employee’s annual gross pay. We anticipate that our costs related to this benefit will increase in future periods as more employees take advantage of the retirement plan.

Direct legal costs decreased for the six months ended June 30, 2007 as a result of our having concluded certain ongoing registration and related securities matters in February 2006. It is anticipated that legal costs will fluctuate in future periods in direct relation to the level of our capital-raising initiatives, acquisition and/or divestiture-related initiatives, and other transactional activity.

Accounting and audit related expenses increased for the six months ended June 30, 2007, which is attributable principally to an increased fee from our principal accounting firm as compared to our previous principal accounting firm as well as our recent completion of our 2006 annual audit. It is anticipated that accounting costs will continue at these levels as we utilize the same principal accounting firm on an ongoing basis and as we prepare to become fully compliant with Sarbanes-Oxley Section 404.

Corporate service fees decreased for the six months ended June 30, 2007 resulting from the expiration of an independent consulting agreement. However, we expect consulting-related expenses to increase in future periods based on our having engaged the services of another independent consultant who began performing business development related advisory services for us in March 2007 and who is expected to continue providing such services through June 2008.

Finally, investor services fees decreased for the six months ended June 30, 2007 as we had terminated an investor relations service agreement that initiated in April 2006. These fees incurred from April 2006 through March 2007 were related to the hiring of an investor relations firm and the expense for the issuance of a total of 250,000 restricted shares of common stock allocated over the term of the investor relations contract. Fees payable to this service provider have ceased.

Registration Rights Penalties

The results of operations for the six months ended June 30, 2006 include an increase in our net loss due to having accrued registration rights penalties that were in connection with a 2004 private placement transaction.

Derivatives

At June 30, 2007, the fair value of the derivative liability associated with warrants issued in November 2004 was approximately $473,000. Fair value adjustments have been included in other income for the six months ended June 30, 2007 and 2006. If the market trading price of our stock rises, it could potentially have a materially adverse effect on our derivative liability.

Amortization

Amortization expenses, included in other operating expenses, decreased approximately $2,000 from approximately $266,000 for the six months ended June 30, 2006 to approximately $264,000 for the six months ended June 30, 2007. The software license we acquired in 1999 from which we derive our base intellectual property rights associated with the products that are responsible for generating the overwhelming majority of our revenues (the “1999 license”) is being amortized over a 10 year useful life and will have been fully amortized by the close of the year ending December 31, 2009. Amortization expense for 2007 and 2006 reflect the continual amortization of the 1999 license, as well as the amortization of our website, www.quickverse.com, the most recent version of which we launched during the second quarter of 2004. However, the slight decrease in the amortization expense for the six months ended June 30, 2007 reflects the conclusion of the amortization of our website.

Income Tax Benefits

Our effective tax rate differs from the statutory federal rate due to the following differences between income and expense recognition prescribed by the Internal Revenue Code and Generally Accepted Accounting Principles:

▪	Different methods and useful lives for depreciating property and equipment; and
▪	changes in estimates (reserves) recognized as expense for financial reporting but not deductible for income tax purposes.

We have recognized deferred tax assets from estimated future tax benefits related to the timing of income tax deductions primarily from the following items:

▪	Sales returns and allowances;
▪	accrued payroll; and
▪	net operating loss carryforwards.

We have established a valuation allowance against the deferred tax assets based on our estimate of how much benefit we will eventually realize in future periods, primarily from the net operating loss carryforwards.

We have recognized deferred tax liabilities from estimated future tax liabilities related to the timing of income tax deductions primarily from the following items:

▪	Software license fees; and
▪	capitalized software development costs.

We have reported our deferred tax assets and liabilities in a net current and a net non-current amount as follows:

▪	Net current deferred tax asset - Federal and State (approximately $101,000 included in other current assets);
▪	net non-current deferred tax asset - Federal (approximately $452,000 included in other assets); and
▪	net non-current deferred tax liability - State (approximately $1,200 included in long-term obligations).

Realization of our net deferred tax assets depends on generating future taxable income.

Our net income tax benefit of approximately $10,000 for the six months ended June 30, 2007 results primarily from our anticipated utilization of net operating loss carryforwards, and the related effect in the valuation allowance for future tax benefits, and management’s estimate of changes to the book and tax basis differences of the following items from their December 31, 2006 basis differences:

▪	Reserve for sales returns;
▪	accrued payroll;
▪	software license fees; and
▪	capitalized software development costs.

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

Working Capital at June 30,	2007
Current assets	$630,853
Current liabilities	$2,534,828
Retained deficit	$7,447,630

As of June 30, 2007, we had approximately $631,000 in current assets and approximately $2,535,000 in current liabilities. While liquidity remains an ongoing concern for us, and while there can be no continuing assurance, given the combined facts that (i) a substantial portion of our net sales - 53% of which we collected during our last fiscal year through credit card processing transactions - are able to be collected in a much shorter timeframe (several days) than that in which we must generally pay our trade payables (30 days) and our accrued royalties (quarterly, semi-annually, or annually), and (ii) our derivative liability is an item that does not necessitate actual cash payout, the situation suggested by our notably and consistently low ratio of our current assets to current liabilities has historically been manageable.

As of June 30, 2007, we had a retained deficit of approximately $7,448,000. We had a loss before income taxes of approximately $359,000 and a net loss after income taxes of approximately $349,000 for the six months ended June 30, 2007. For the six months ended June 30, 2007, we had a gain of approximately $54,000 from the fair value adjustment of derivatives. See “Results Of Operations” above.

Cash Flows for Six Months Ended June 30,	2007	2006	Change	%
Cash flows provided by operating activities	$243,763	$192,220	$51,543	27%
Cash flows (used) by investing activities	$(243,974)	$(254,033)	$10,059	4%
Cash flows (used) by financing activities	$(45,009)	$(27,228)	$(17,781)	65%

The increase in net cash provided by operating activities for the six months ended June 30, 2007 was primarily due to a short-term relative imbalance in payments made to content providers and vendors as compared to receivables collected.

The decrease in net cash used by investing activities for the six months ended June 30, 2007 was mainly the result of our having capitalized less costs associated with software development. However, during the six months ended June 30, 2007, our merchant banker held $40,000 cash in reserve to allow for a potential increase in credit card chargebacks from increased consumer purchases during the fourth quarter of 2006.

The increase in net cash used by financing activities for the six months ended June 30, 2007 was due to an increase in payments made on long-term notes payable.

It should be noted that due to our low available cash balance at the end of June 2007, normal check runs were delayed until our available cash balance increased in July 2007.

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

At June 30, 2007, the future minimum rental payments required under these leases are as follows:

2007	$45,017
2008	90,034
2009	78,993
2010	63,883
2011	54,339
2012	23,335
Total future minimum rental payments	$355,601

We lease telephone equipment under a capital lease due to expire in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life. Minimum future lease payments under capital leases as of June 30, 2007 for each of the next three years and in the aggregate are:

2007	$6,863
2008	13,726
2009	12,582
Total minimum lease payments	$33,171

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

The Quarterly Control and Procedures Report is completed, signed and presented to the CEO and CFO prior to completion of the first draft of each 10-QSB and 10-KSB. Because material issues may occur between regularly scheduled quarterly meetings, this report is to be generated by the disclosure policy committee and provided to the appropriate officers at any time warranted. The CEO and CFO will consult with our Disclosure Policy Committee to determine any action that is necessary.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-QSB for the period ended June 30, 2007, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Moreover, there can be no assurance that our insurance coverage will prove adequate to cover all liabilities arising out of any claims that may be initiated against us in the future. Any finding of liability imposed against us coupled with a lack of corresponding insurance coverage is likely to have an adverse effect on our business, our financial condition, and including liquidity and profitability, and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration	Footnotes
Common Stock Issuances
Issued for compensation to independent board of directors
6/29/2007	Common Stock	John Kuehne	562,500	$18,000	(A)

Sold for cash
7/14/2007	Common Stock	Gordon Landies	1,300,000	$32,500	(B)

(A) Consideration is calculated to be the value of the security at the date of issuance.
(B) $32,500 ($0.025 per share) total offering price.

Common Stock Warrant Issuances
Issued for compensation to independent contractor
7/9/2007	Common Stock	GL Ventures, LLC	2,300,000	$48,160	(C)

(C) Issued as compensation for corporate business planning, financing and merger and acquisition assistance.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the quarterly period ended June 30, 2007.

ITEM 5. OTHER INFORMATION.

Our Annual Meeting of the Stockholders of Findex.com, Inc., previously scheduled to be held on September 21, 2007, has been rescheduled for November 9, 2007.

There were no reportable events under this Item 5 during the quarterly period ended June 30, 2007.

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

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

31.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated August 17, 2007. FILED HEREWITH.

31.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated August 17, 2007. FILED HEREWITH.

32.1
Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated August 17, 2007. FILED HEREWITH.

32.2
Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated August 17, 2007. FILED HEREWITH.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

Date: August 17, 2007	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: August 17, 2007	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer