Form 10QSB
period 2007-09-30
FINDEX COM INC
filed 2007-11-19
CIK 1089061

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

At November 19, 2007, the registrant had outstanding 52,150,817 shares of common stock, of which there is only a single class.

Transitional Small Business Disclosure Format (check one):  Yes __ No X

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$ ---		$48,672
Accounts receivable, trade, net	134,040		318,000
Inventories	111,635		145,344
Other current assets	295,889		213,162
Total current assets	541,564		725,178
Property and equipment, net	63,066		86,638
Software license, net	881,138		1,258,769
Capitalized software development costs, net	559,326		491,695
Restricted cash	40,000		---
Deferred income taxes, net	577,787		443,600
Other assets	43,856		49,965
Total assets	$2,706,737		$3,055,845

Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$22,988	$	---
Accounts payable, trade	791,854		693,260
Accrued royalties	668,769		649,763
Derivative liabilities	612,932		526,868
Other current liabilities	561,268		561,111
Total current liabilities	2,657,811		2,431,002
Long-term obligations	16,726		80,568
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively	---		---
Common stock, $.001 par value
120,000,000 shares authorized,
52,150,817 and 49,788,317 shares issued and outstanding, respectively	52,151		49,788
Paid-in capital	7,734,621		7,592,884
Retained (deficit)	(7,754,572)		(7,098,397)
Total stockholders’ equity	32,200		544,275
Total liabilities and stockholders’ equity	$2,706,737		$3,055,845

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues, net of reserves and allowances	$476,359	$826,127	$2,234,690	$2,586,197
Cost of sales	192,726	391,771	969,601	1,361,157
Gross profit	283,633	434,356	1,265,089	1,225,040
Operating expenses:
Sales and marketing	181,417	193,223	519,218	580,684
General and administrative	264,111	385,658	1,001,920	1,310,340
Other operating expenses	136,557	133,146	440,206	424,567
Total operating expenses	582,085	712,027	1,961,344	2,315,591
Loss from operations	(298,452)	(277,671)	(696,255)	(1,090,551)
Other expenses, net	(9,580)	47,898)	(24,855)	(57,929)
Registration rights penalties	---	---	---	(49,314)
Gain (loss) on valuation adjustment of derivatives	(139,809)	237,009	(86,064)	1,109,548
Loss before income taxes	(447,841)	(88,560)	(807,174)	(88,246)
Income tax benefit	140,899	114,909	150,999	89,457
Net income (loss)	$(306,942)	$26,349	(656,175)	1,211
Retained deficit at beginning of year			(7,098,397)	(7,752,097)
Retained deficit at end of period			$(7,754,572)	$(7,750,886)

Net earnings (loss) per share:
Basic	$(0.01)	$0.00	$(0.01)	$0.00
Diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average shares outstanding:
Basic	51,632,339	49,558,317	50,411,806	49,294,214
Diluted	51,632,339	51,167,410	50,411,806	51,660,240

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,	2007		2006
Cash flows from operating activities:
Cash received from customers		$2,417,172	$2,683,215
Cash paid to suppliers and employees		(2,085,968)	(2,375,960)
Other operating activities, net		(17,282)	(16,204)
Net cash provided by operating activities		313,922	291,051
Cash flows from investing activities:
Software development costs		(316,086)	(412,108)
Deposits paid		(41,189)	---
Other investing activities, net		(13,182)	(12,955)
Net cash used by investing activities		(370,457)	(425,063)
Cash flows from financing activities:
Proceeds from note payable, net		---	75,000
Proceeds from issuance of common stock		32,500	---
Cash overdraft		22,988	---
Payments made on long-term notes payable		(47,625)	(59,556)
Net cash provided by financing activities		7,863	15,444
Net decrease in cash and cash equivalents		(48,672)	(118,568)
Cash and cash equivalents, beginning of year		48,672	119,560
Cash and cash equivalents, end of period	$	---	$992

Reconciliation of net loss to cash flows from operating activities:
Net (loss) income		$(656,175)	$1,211
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Software development costs amortized		248,455	600,959
(Gain) loss on fair value adjustment of derivatives		86,064	(1,109,548)
Bad debts provision (recovery)		17,164	(11,216)
Depreciation & amortization		423,042	435,783
(Gain) loss on sale of property and equipment		(1,361)	1,746
Noncash operating expenses		73,600	69,997
Change in assets and liabilities:
Decrease in accounts receivable		166,796	146,387
Decrease in inventories		33,709	63,591
Decrease in refundable taxes		2,050	5,764
(Increase) in prepaid expenses		(47,825)	(7,603)
Increase in accrued royalties		19,006	101,581
Increase in accounts payable		118,595	164,327
(Decrease) in deferred taxes		(150,999)	(89,457)
(Decrease) in other liabilities		(18,199)	(82,471)
Net cash provided by operating activities		$313,922	$291,051

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Significant estimates used in the consolidated financial statements include the estimates of (i) doubtful accounts, obsolete inventory, sales returns, price protection and rebates, (ii) provision for income taxes and realizability of the deferred tax assets, and (iii) the life and realization of identifiable intangible assets. The amounts we will ultimately incur or recover could differ materially from current estimates.

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

SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $2,030,968, less accumulated amortization of $1,471,642 at September 30, 2007.

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

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $76,198 and $131,013 for the nine months ended September 30, 2007 and 2006, respectively, included in general and administrative expenses.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in other assets on our condensed consolidated balance sheets, were $113,252, less accumulated amortization of $84,537 at September 30, 2007.

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

In accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product, we generally account for cash considerations (such as sales incentives – rebates and coupons) that we give to our customers as a reduction of revenue rather than as an operating expense.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during the three and nine months ended September 30, 2007 and 2006 and maintain a reserve for rebate claims remaining unpaid from 2000 and 2001.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of September 30, 2007, we had a year-to-date net loss of $656,175, and negative working capital of $2,116,247 and $1,705,824, and an accumulated deficit of $7,754,572 and $7,098,397 as of September 30, 2007 and December 31, 2006, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2007, we have taken several actions to mitigate against this risk. These actions include selling some of our intangible assets (See Note 11) and pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 3 – INVENTORIES

At September 30, 2007, inventories consisted of the following:

Raw materials	$69,373
Finished goods	61,383
Less reserve for obsolete inventory	(19,121)
Inventories	$111,635

NOTE 4 – RESERVES AND ALLOWANCES

At September 30, 2007, the allowance for doubtful accounts included in Accounts receivable, trade, net, consisted of the following:

Balance December 31, 2006	$11,000
Bad debts provision (included in Other operating expenses)	17,164
Accounts written off	(10,697)
Collection of accounts previously written off	715
Balance September 30, 2007	$18,182

At September 30, 2007, the reserve for obsolete inventory included in Inventories consisted of the following:

Balance December 31, 2006	$	---
Provision for obsolete inventory		19,121
Obsolete inventory written off		---
Balance September 30, 2007		$19,121

At September 30, 2007, the reserve for sales returns included in Other current liabilities consisted of the following:

Balance December 31, 2006	$98,132
Return provision – sales	381,700
Return provision – cost of sales	(57,255)
Returns processed	(345,869)
Balance September 30, 2007	$76,708

NOTE 5 – DERIVATIVE LIABILITIES

At September 30, 2007, our derivative liability consisted of the following:

Warrant A	$	---
Warrant B		334,402
Warrant C		278,530
Derivatives		$612,932

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

	Warrant B	Warrant C
Expected term – years	2.11	2.11
Stock price at September 30, 2007	$0.04	$0.04
Expected dividend yield	0%	0%
Expected stock price volatility	212%	212%
Risk-free interest rate	4.10%	4.10%

The warrants are revalued at each balance sheet date by using the parameters above, reducing the expected term to reflect the passing of time, and using the stock price at the balance sheet date. Net fair value adjustments included in other income and expenses on the consolidated statements of operations were expense adjustments of ($139,809) and ($86,064) for the three and nine months ended September 30, 2007, respectively, and income adjustments of $237,009 and $1,109,548 for the three and nine months ended September 30, 2006, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

In August 2007, pursuant to settlement of an agreement with an individual for business consulting services, we committed to issue 500,000 restricted shares of common stock, valued at $0.04, in lieu of cash.

COMMON STOCK OPTIONS

In April 2007, 50,000 vested stock options with an exercise price of $0.11, related to a former employee, expired unexercised. We did not grant any options or other stock-based awards to the individual for whom the options expired, during the six months prior to and after the option expirations.

In July 2007, 80,000 vested stock options with an exercise price of $0.10, related to former employees, expired unexercised.  We did not grant any options or other stock-based awards to the individuals for whom the options expired, during the six months prior to and after the option expirations.

In August 2007, 40,000 vested stock options with an exercise price of $0.10, related to a former employee, expired unexercised.  We did not grant any options or other stock-based awards to the individual for whom the options expired, during the six months prior to and after the option expirations.

COMMON STOCK WARRANTS

In May 2007, a warrant to purchase up to 600,000 restricted shares of our common stock with an exercise price of $0.15 per share expired unexercised. See Note 5.

In June 2007, a warrant to purchase up to 250,000 restricted shares of our common stock with an exercise price of $0.10 per share expired unexercised.

In July 2007, we amended an agreement with a business development consultant to provide for additional compensation of warrants to purchase up to 2,300,000 shares of common stock at $0.032 per share.  The agreement provides that warrants to purchase up to 1,300,000 shares of common stock vested on August 31, 2007 and warrants to purchase up to 1,000,000 shares of common stock vest on January 1, 2008.  These warrants were valued at $48,160 using the Black-Scholes method and recorded as an expense.

NOTE 7 – INCOME TAXES

The provision (benefit) for taxes on net loss for the three and nine months ended September 30, 2007 and 2006 consisted of the following:

	Three Months				Nine Months
	2007		2006		2007		2006
Current:
Federal	$	---	$	---	$	---	$	---
State		---		---		---		---
		---		---		---		---
Deferred:
Federal		(140,937)		(112,543)		(151,162)		(84,655)
State		38		(2,366)		163		(4,802)
		(140,899)		(114,909)		(150,999)		(89,457)
Total tax provision (benefit)		$(140,899)		$(114,909)		$(150,999)		$(89,457)

NOTE 8 – EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing earnings per common share and the average number of shares of dilutive potential common stock:

For the Three Months Ended September 30,	2007	2006
Net income (loss)	$(306,942)	$26,349
Preferred stock dividends	---	---
Net income (loss) available to common shareholders	$(306,942)	$26,349

Basic weighted average shares outstanding	51,632,339	49,558,317
Dilutive effect of:
Convertible debt	---	1,535,714
Stock options	---	---
Warrants	---	73,379
Diluted weighted average shares outstanding	51,632,339	51,167,410

For the Nine Months Ended September 30,	2007	2006
Net loss	$(656,175)	$1,211
Preferred stock dividends	---	---
Net loss available to common shareholders	$(656,175)	$1,211

Basic weighted average shares outstanding	50,411,806	49,294,214
Dilutive effect of:
Convertible debt	---	1,535,714
Stock options	---	676,043
Warrants	---	154,269
Diluted weighted average shares outstanding	50,411,806	51,660,240

NOTE 9 – COMMITMENTS AND CONTINGENCIES

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial statements taken as a whole.

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our income from operations adjusted for other income and interest expense (4% total). We accrue this bonus on a quarterly basis. Our management team consists of our Chief Executive Officer (with a base annual salary of $150,000), our Chief Financial Officer (with a base annual salary of $110,000), our Chief Technology Officer (with a base annual salary of $150,000) and our Vice President of Sales (with a base annual salary of $110,000). In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of all accrued base salaries ($10,873 included in Other current liabilities at September 30, 2007), bonuses ($30,542 included in other current liabilities at September 30, 2007), and any vested deferred vacation compensation ($32,874 included in other current liabilities at September 30, 2007) for termination by reason of disability. The agreements also provide for severance compensation equal to the then base salary until the later of (i) the expiration of the term of the agreement as set forth therein or (ii) one year, when the termination is other than for cause (including termination by reason of disability). There is no severance compensation in the event of voluntary termination or termination for cause.

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

NOTE 10 – RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We depend upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making materials available to us, operations could be adversely affected.

NOTE 11 – SUBSEQUENT EVENTS

In October 2007, we entered into an unsecured 10-day note agreement with a shareholder for $25,000.  The agreement called for interest at 6% and provided for a $2,000 origination fee.  The note was repaid in full.

In October 2007, we entered into and consummated an Asset Purchase Agreement with an unrelated company for the sale of our Membership Plus product line for $1,675,000 cash.  We have not classified this asset as “held for sale” at September 30, 2007 as we are currently in the process of determining the total unamortized historical cost of the product line and have engaged a third party expert to assist us in that determination.  The historical cost of the Membership Plus product line was originally lumped, along with the historical cost of our other software product lines, into the total software license and is included on the balance sheet in Software license, net.  In addition, $9,788 included in Inventories and $91,879 included in Capitalized software development, net are additional costs associated with the Membership Plus product line.  Finally, the Asset Purchase Agreement included open accounts receivable directly related to the Membership Plus product line (approximately $20,000 included in Accounts receivable, trade, net at September 30, 2007).

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

MANAGEMENT OVERVIEW

During the third quarter of 2007, we continued to concentrate on our core products, QuickVerse® and Membership Plus® (which we have since divested, as more specifically detailed below), and their respective features in order to prepare for  annual upgrade releases for these product lines.  We also continued to focus on expanding the content available for our QuickVerse® products which resulted during the period in the release of the following two new reference collections for QuickVerse® (Windows) users:

▪	The Pulpit Commentary®, which includes 23 original volumes, over 23,000 pages, and 95,000 entries with a retail price of $99.95; and
▪	The Biblical Illustrator®, which includes 56 volumes and 34,752 pages from hundreds of authors with a retail price of $99.95.

As of September 2007, we reacquired certain content publishing  rights to Zondervan’s New International Version® (NIV), heralded by many Bible enthusiasts as the most widely read and universally respected Bible translation currently in publication.  The NIV content had been incorporated into our QuickVerse® product lines for a number of years prior to 2001 when we were required to remove it as a result of a now long-since settled dispute with the holder of its primary publishing rights.  Our newly acquired NIV rights entitle us to resell the NIV to both existing customers and new customers across all currently offered software platforms. In early September 2007, we began offering the NIV Family® package which includes the New International Version® (NIV), the New International Readers Version® (NIrV) and Today's New International Version® (TNIV) at a retail price of $39.95.  The NIV Family® is available for each QuickVerse® platform including Windows, Mac, Palm and Pocket PC.

During the second quarter of 2007, we released other reference collections for QuickVerse® (Windows) users, including:

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

During the first quarter of 2007, as part of our ongoing partnership with Thomas Nelson Publishers®, we released the Nelson Reference Collection® for QuickVerse® (Windows) users at a retail price of $129.95.  In addition, we released QuickVerse® 2007 Macintosh, available in each of the following three editions:

▪	QuickVerse® Macintosh White Box Edition, which includes 10 Bibles and 45 reference titles with a retail price of $59.95;
▪	QuickVerse® Macintosh Black Box Edition, which includes 15 Bibles and 66 reference titles with a retail price of $129.95; and
▪	QuickVerse® Macintosh Gold Box Edition, which includes 22 Bibles and 158 reference titles with a retail price of $349.95.

Comparatively, during the first nine months of 2006, we released the following:

▪	QuickVerse® 2007 in six different editions with a range in retail price from $39.95 to $799.95;
▪	QuickVerse® 2006 Macintosh Gold Edition with a retail price of $349.95;
▪	Holman Christian Standard Bible® with a retail price of $29.95;
▪	QuickVerse® 2006 Parable Edition with a retail price of $49.95; and
▪	QuickVerse® 2006 Bible Suite with a retail price of $29.95.

Despite our decreased net revenues during the nine months ended September 30, 2007, we were able to considerably decrease our total operating expenses while reducing our sales and marketing costs as well as our general and administrative costs. Furthermore, during the third quarter of 2006 we had released our annual upgrade to our QuickVerse® product line whereas we had no annual upgrade release during the third quarter of 2007.  Although there can be no assurance, we currently anticipate releasing the QuickVerse® 2008 annual upgrade during the fourth quarter of 2007.

Results of Operations for Quarters Ending September 30, 2007 and September 30, 2006

Statement of Operations for Nine Months Ending September 30	2007	2006	Change
Net revenues	$2,234,690	$2,586,197	$(351,507)
Cost of sales	(969,601)	(1,361,157)	391,556
Gross profit	$1,265,089	$1,225,040	$40,049
Total operating expenses	(1,961,344)	(2,315,591)	354,247
Loss from operations	$(696,255)	$(1,090,551)	$394,296
Other expenses	(24,855)	(57,929)	33,074
Registration rights penalties	---	(49,314)	49,314
Gain (loss) on fair value adjustment of derivatives	(86,064)	1,109,548	(1,195,612)
Loss before income taxes	$(807,174)	$(88,246)	$(718,928)
Income tax benefit	150,999	89,457	61,542
Net income (loss)	$(656,175)	$1,211	$(657,386)

The differing results of operations are primarily attributable to the following:

▪	a decrease in net revenues for the nine months ended September 30, 2007 partly contributed to the timing difference of our annual upgrade release of our flagship product QuickVerse®;
▪	a decrease in cost of sales for the nine months ended September 30, 2007 due primarily to decreased amortization of software development costs;
▪	a decrease in total operating expenses for the nine months ended September 30, 2007 arising from our continuous efforts to decrease sales, marketing, general and administrative costs;
▪
a decrease in registration rights penalties for the nine months ended September 30, 2007 as our registration statement on Form SB-2, originally filed by us on November 22, 2004 was declared effective by the SEC on February 1, 2006; and

▪
most notably, the recognition of a loss related to the fair value adjustment of derivatives for the nine months ended September 30, 2007 due to expired warrants and a decrease in the estimated life of the remaining warrants compared to a significantly large gain on the fair valued adjustment of derivatives for the nine months ended September 30, 2006 resulting from fluctuation in our stock price.

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

Nine Months Ending September 30	2007	% to Sales	2006	% to Sales	Change	%
Gross revenues	$2,614,382	100%	$2,793,594	100%	$(179,212)	6%
Less estimated sales returns and allowances	(379,692)	15%	(207,397)	7%	(172,295)	83%
Net revenues	$2,234,690	85%	$2,586,197	93%	$(351,507)	14%

Gross revenues decreased for the nine months ended September 30, 2007, which was primarily attributable to the timing difference of our annual upgrade release for our flagship product QuickVerse®.  QuickVerse® 2007, last year’s upgrade release, was released in late August of 2006.  We anticipate releasing the QuickVerse® 2008 annual upgrade during the first part of the fourth quarter of 2007.  Despite the decrease in gross revenues for the nine months ended September 30, 2007, we have consistently released and will continue to attempt to release new content each quarter for our QuickVerse® products.

During each of the nine months ended September 30, 2006 and 2007, our sales efforts were focused on directly targeting end-users through telemarketing and Internet sales. However, due to increased frequency and consistency in our development schedule, and the annual releases of our flagship product, QuickVerse®, upgrade sales have not been increasing at as rapid a rate as they have in previous years.  Although there can be no assurance, we anticipate that our revenues related to the QuickVerse® product line will increase in the future at rates generally consistent with our industry sector as we continue to expand the content available for our QuickVerse® products, develop new products for multiple platforms, and offer our products at a range of price points intended to appeal to various market sub-segments.

Due to the sale of our Membership Plus® product line at the beginning of our current fourth quarter (see Part II, Item 5, Other Information), we anticipate that our reported revenues will substantially decrease in the near future.  However, we are currently pursuing opportunities for strategic product line acquisitions which we believe are likely to result in reported revenues that are commensurate with or potentially even greater than our historic revenues generated by the Membership Plus® product line.  Our divestiture of our Membership Plus® product line was driven by a combination of our need to raise much needed cash and a strategic determination to begin a long-term shift in our product lines away from those in the business-to-business segment and more towards those in the consumer segment.

Our reserves for sales returns and allowances (estimated at gross sales price) increased very significantly for the nine months ended September 30, 2007 in both amount and as a percentage of gross revenues. Typically, actual sales returns trend upward after a new product is released as distributors and retail stores return old product in exchange for the new product release.  For the nine months ended September 30, 2007, our reserves for sales returns increased in anticipation of our upcoming annual release of QuickVerse® 2008, of at which time distributors and retails stores will begin to return the QuickVerse® 2007 product line.  Further, for the nine months ended September 30, 2007, we experienced a significant increase in actual returns due to the return of liquidated product sold during the first and second quarter of 2007.  This liquidated product was sold as non-returnable product; however, due to a determination on our part as to the difficulty and probability of collection of the receivables originally generated from the sale of the liquidated product, we accepted a return of the product.  The return of this product resulted in a significant decrease in accrued royalties that were otherwise payable to certain of our content providers, as well as prevented a significant increase in bad debt.  Finally, as a result of the return of the liquidated product, we created a reserve for obsolete inventory.  If we are unable to sell this product to another liquidator in the near future, the liquidated product will ultimately become obsolete and therefore discontinued and destroyed, and this, in turn, will necessitate an inventory write-off and related non-cash operating charge.

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

Cost of Sales

Nine Months Ending September 30	2007	% to Sales	2006	% to Sales	Change	%
Direct costs	$339,813	13%	$372,033	13%	$(32,220)	9%
Less estimated cost of sales returns and allowances	(57,255)	2%	(30,810)	1%	(26,445)	86%
Amortization of software development costs	248,455	10%	600,959	22%	(352,504)	59%
Royalties	261,100	10%	256,737	9%	4,363	2%
Freight-out	113,470	4%	76,218	3%	37,252	49%
Fulfillment	64,018	2%	86,020	3%	(22,002)	26%
Cost of sales	$969,601	37%	$1,361,157	49%	$(391,556)	29%

Cost of sales consists primarily of direct costs, amortization of capitalized software development costs, non-capitalized technical support wages, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, fulfilling and shipping our products.

The net decrease in cost of sales as between the nine month period ending September 30, 2007 and the corresponding period during 2006 is predominantly attributable to decreased amortization of capitalized software development costs.  The large amount of amortization recognized during the nine months ended September 30, 2006 resulted primarily from the continued amortization of QuickVerse® 2006 Macintosh (released June 2005) and QuickVerse® 2006 Windows (released September 2005).  QuickVerse® 2006 Macintosh was our first product produced on the Macintosh platform and the amount of capitalized development cost recognized for that development project was therefore quite significant as compared to our development projects on the Windows platform. Furthermore, since QuickVerse® 2007 was released in late August of 2006, the amortization on this product is also recognized for the nine months ended September 30, 2006, whereas there was no corresponding upgrade release of QuickVerse® during the nine months ended September 30, 2007.

Software Development Costs For	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning balance	$522,712	$487,849	$491,695	$707,067
Capitalized	124,636	173,728	316,086	412,108
Amortized (Cost of sales)	(88,022)	(143,361)	(248,455)	(600,959)
Ending Balance	$559,326	$518,216	$559,326	$518,216
Research and development expense (General and administrative)	$15,630	$47,393	$76,198	$131,013

Our software development costs for the three and nine months ended September 30, 2007 and 2006 are summarized in the table above.  The relative decrease in capitalized costs reflects an increased efficiency from our development staff (including internal and external developers) as our development projects for the nine months ended September 30, 2007 focused on the annual releases of QuickVerse®, Membership Plus® and new content for our QuickVerse® products.  The relative decrease in amortization reflects the overall reduction in the number of products released during the year ended December 31, 2006 as well as the amortization recognized for QuickVerse® 2006 Macintosh, our first product produced on the Macintosh platform, brought to an end.

Freight costs increased for the nine months ended September 30, 2007 as a direct result from the overall increase in retail sales, which carry higher shipping costs for us than direct and/or upgrade sales, coupled with escalating per unit freight costs attributable to industry-wide rising fuel costs.  Fulfillment costs decreased for the nine months ended September 30, 2007 as a direct result of our deliberate initiatives to decrease our reliance on a third-party warehouse as we began operating our own fulfillment center as of June 2007.

Royalties accrued to third party providers of intellectual property increased slightly for the nine months ended September 30, 2007 as a result of continuously expanding the content made available for our QuickVerse® line of products.  Our royalty accruals are expected to increase in the future in real terms as sales to new users increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products. Upgrade sales will remain only subject to royalties on their content additions.

On a percentage basis, we anticipate that direct costs and manufacturing overhead will remain relatively stable as we continue to keep pace with a more intensive development schedule than we had generally maintained in the past.

Despite the sale in the early part of our fourth fiscal quarter of our Membership Plus® product line, we expect our cost of sales in real terms to increase over time consistent with anticipated overall increases in revenues due to our aggressive product development and release schedules as well as the acquisitions of new product lines.

Sales, General and Administrative

Nine Months Ending September 30	2007	% to Sales	2006	% to Sales	Change	%
Selected expenses:
Commissions	$146,930	6%	$151,499	5%	$(4,569)	3%
Advertising and direct marketing	144,175	6%	156,537	6%	(12,362)	8%
Sales and marketing wages, reclassified	228,113	9%	272,648	10%	(44,535)	16%
Total sales and marketing	$519,218	20%	$580,684	21%	$(61,466)	11%
Research and development	$76,198	3%	$131,013	5%	$(54,815)	42%
Personnel costs	463,213	18%	564,825	20%	(101,612)	18%
Legal	37,578	1%	83,539	3%	(45,961)	55%
Accounting/Auditing	67,553	3%	48,505	2%	19,048	39%
Corporate services	54,400	2%	54,000	2%	400	1%
Investor services	(7,875)	0%	55,000	2%	(62,875)	114%
Storage	1,275	0%	10,005	0%	(8,730)	87%
Insurance	23,545	1%	16,934	1%	6,611	39%
Other general and administrative costs	286,033	11%	346,519	12%	(60,486)	17%
Total general and administrative	$1,001,920	38%	$1,310,340	47%	$(308,420)	24%
Total sales, marketing, general and administrative	$1,521,138	58%	$1,891,024	68%	$(369,886)	20%

As gross revenues decreased for the nine months ended September 30, 2007, total sales, general and administrative costs also decreased.  The decrease in the sales and marketing expenses for the nine months ended September 30, 2007 is mainly attributable to a decrease in the sales and marketing wages as a result of streamlining our CBA sales team.  However, we expect this reduction to be only temporary as our sales and marketing wages increase in future periods due to our expanding in-house direct telemarketing sales team as well as our other marketing and related personnel.  Commissions decreased slightly for this period , and we anticipate further decreases in the future as we expand our in-house direct telemarketing sales team and therefore become less dependent on a third party for telemarketing services.  Advertising and direct marketing costs also decreased as we continually monitor these items in relation to our gross revenues.  We anticipate advertising and direct marketing costs to increase in future periods as we enter the holiday season, continue to enhance our product visibility online, increase and focus more on our direct marketing efforts, and increase the scope and frequency of our print advertising campaigns in order to maximize sales associated with new products, product enhancements and potential new product lines.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs).  The decrease in software development costs related to third-party developers and direct labor expensed as research and development reflects the capitalization of research and development costs for the nine months ended September 30, 2007.  Furthermore, the decrease reflects the increased efficiency from our development staff as our development projects for the nine months ended September 30, 2007 focused on the annual releases of our two main product lines and new content for our QuickVerse® products.  Research and development expenses are expected to increase in future periods as we anticipate expansion of our internal development team, add new products, product versions and product lines, and as we continue to expand the amount of content made available to our QuickVerse® users.

In addition to the decrease in total net personnel costs, gross direct salaries and wages, before adjustments of capitalized wages and reclassifications, decreased approximately $179,000, from approximately $1,148,000 for the nine months ended September 30, 2006 to approximately $969,000 for the nine months ended September 30, 2007. The decrease in direct salaries and wages was a result of streamlining our CBA sales team and the departure of our marketing manager. Due to a cost cutting initiative in late 2006, we were able to shed compensation expenses associated with maintaining certain management level and product development staff.  Further, as a percentage of gross revenues, direct salaries and wages decreased approximately 4% from approximately 41% for the nine months ended September 30, 2006 to approximately 37% for the nine months ended September 30, 2007. We do anticipate direct salaries and wages to increase in the future given our continued focus on expanding our direct telemarketing sales team, marketing staff and product development staff.

As a result of having restructured our health benefits plans in October 2006 and the continual decrease in our direct salaries and wages, our employment-related healthcare costs decreased approximately $15,000 from approximately $85,000 for the nine months ended September 30, 2006 to approximately $70,000 for the nine months ended September 30, 2007.  In July 2005, we initiated a Simple IRA retirement plan for our employees and, for those who participated, we chose to match up to 3% of the employee’s annual gross pay.  We anticipate that our costs related to this benefit will increase in future periods as more employees take advantage of the retirement plan.

Direct legal costs decreased for the nine months ended September 30, 2007 as a result of our having concluded certain ongoing registration and related securities matters in February 2006. It is anticipated that legal costs will increase in future periods in direct relation to the level of our capital-raising initiatives, acquisition and/or divestiture-related initiatives, and other transactional activity.

Accounting and audit related expenses increased for the nine months ended September 30, 2007, which is attributable principally to an increased fee from our principal accounting firm as compared to our previous principal accounting firm as well as our recent completion of our 2006 annual audit. It is anticipated that accounting costs will continue at these levels and increase substantially on an ongoing basis as we meet with our responsibilities as a smaller reporting company over the next twelve months to become fully compliant with the internal controls over financial reporting mandate of Section 404 of The Sarbanes-Oxley Act of 2002.

Corporate service fees increased slightly for the nine months ended September 30, 2007. We expect consulting-related expenses to increase in future periods based on our having engaged the services of an independent consultant who began performing business development related advisory services for us in March 2007 and who is expected to continue providing such services through June 2008.

Investor services fees decreased for the nine months ended September 30, 2007 as a result of our having terminated an investor relations service agreement originally entered into in April 2006, and pursuant to which we incurred fees for the period from April 2006 through March 2007 and an expense for the issuance of a total of 250,000 restricted shares of common stock allocated over the term of the agreement.  As of August 2006, fees payable to this service provider had ceased.  Furthermore, in August 2007, we committed to issue shares of common stock in lieu of cash as a settlement with a previous consultant who had provided investor relations and business development services during 2005.

Storage costs for inventory decreased for the nine months ended September 30, 2007.  This reduction was directly related to our having opened our own fulfillment center in June 2007 and our ceasing to have to rely, as a result, on a third party facility.  We anticipate that storage costs will continue to decrease in the future.

Finally, insurance costs increased for the nine months ended September 30, 2007 as a result of our having procured an errors and omissions insurance policy for the benefit of our officers and directors.  We anticipate that insurance costs will increase in the future as we continue our search efforts in order to expand our executive level management team and board of directors.

Registration Rights Penalties

The results of operations for the nine months ended September 30, 2006 include an increase in our net loss due to having accrued registration rights penalties that were in connection with a 2004 private placement transaction.  For the comparable period during 2007, no similar accrual was recorded.

Derivatives

At September 30, 2007 and 2006, the fair value of the derivative liability associated with warrants issued in November 2004 was approximately $613,000 and $527,000, respectively.  A non-cash fair value adjustment of approximately $86,000 has been included in other expenses for the nine months ended September 30, 2007, and a similar fair value adjustment of approximately $1,110,000 has been included in other income for the nine months ended September 30, 2006.  If the market trading price of our stock rises, it could potentially have a materially adverse effect on our derivative liability which, in turn, could have a materially adverse effect on our reportable net income.

Amortization

Amortization expenses, included in other operating expenses, decreased approximately $9,000 from approximately $399,000 for the nine months ended September 30, 2006 to approximately $390,000 for the nine months ended September 30, 2007. The software license we acquired in 1999 from which we derive our base intellectual property rights associated with the products that are responsible for generating the overwhelming majority of our revenues (the “1999 license”) is being amortized over a 10 year useful life and will have been fully amortized by the close of the year ending December 31, 2009. Amortization expense for 2007 and 2006 reflect the continual amortization of the 1999 license, as well as the amortization of our website, www.quickverse.com, the most recent version of which we launched during the second quarter of 2004.  However, the decrease in the amortization expense for the nine months ended September 30, 2007 reflects the conclusion of the amortization of our website.

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

We have recognized deferred tax liabilities from estimated future tax liabilities related to the timing of income tax deductions primarily from the following items:

▪	Software license fees; and
▪	capitalized software development costs.

We have reported our deferred tax assets and liabilities in a net current and a net non-current amount as follows:

▪	Net current deferred tax asset – Federal and State (approximately $116,000 included in other current assets);
▪	net non-current deferred tax asset – Federal (approximately $578,000 included in other assets); and
▪	net non-current deferred tax liability – State (approximately $1,200 included in long-term obligations).

Realization of our net deferred tax assets, and the benefits associated with those in terms of after-tax reportable income, depends on our generating future taxable income.

Our net income tax benefit of approximately $151,000 for the nine months ended September 30, 2007 results primarily from our anticipated utilization of net operating loss carryforwards, and the related effect in the valuation allowance for future tax benefits, and management’s estimate of changes to the book and tax basis differences of the following items from their December 31, 2006 basis differences:

▪	Reserve for sales returns;
▪	accrued payroll;
▪	software license fees; and
▪	capitalized software development costs.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the funding of our continued operations, which includes the ongoing internal development of new products, expansion and upgrade of existing products, and marketing and sales.  Although there can be no assurance, we believe cash generated through our continuing operations will be at least minimally sufficient to sustain our operations, albeit with very limited growth.  However, our pursuit of an aggressive growth plan, whether based on internally developed products or strategic product line acquisitions and/or licensing opportunities, will likely require funding from outside sources or the divestiture of one or more existing product lines as recently occurred with respect to our Membership Plus® product line.  Funding from outside sources may include but is not limited to the exercise of outstanding warrants and pursuit of other financing options such as commercial loans, common stock and/or preferred stock issuances and convertible notes.  At this time, we have no legally committed funds for future capital expenditures including software development.

Working Capital at September 30	2007
Current assets	$541,564
Current liabilities	$2,657,811
Retained deficit	$7,754,572

While liquidity remains an ongoing concern for us, and while there can be no continuing assurance, given the combined facts that (i) a substantial portion of our net sales – 53% of which we collected during our last fiscal year through credit card processing transactions – are able to be collected in a much shorter timeframe (several days) than that in which we must generally pay our trade payables (30 days) and our accrued royalties (quarterly, semi-annually, or annually), and (ii) our derivative liability is an item that does not necessitate actual cash payout, the situation suggested by our notably and consistently low ratio of our current assets to current liabilities has historically been manageable.

Cash Flows for Nine Months Ended September 30	2007	2006	Change	%
Cash flows provided by operating activities	$313,922	$291,051	$22,871	8%
Cash flows (used) by investing activities	$(370,457)	$(425,063)	$54,606	13%
Cash flows provided by financing activities	$7,863	$15,444	$(7,581)	49%

The increase in net cash provided by operating activities for the nine months ended September 30, 2007 was primarily due to a short-term imbalance as between payments made to content providers and vendors, on the one hand, and receivables collected, on the other.

The decrease in net cash used by investing activities for the nine months ended September 30, 2007 was mainly the result of our having capitalized fewer costs associated with software development.  Offsetting this to some extent, however, was the fact that, during the nine months ended September 30, 2007, our credit card financing service insisted on retaining a $40,000 cash reserve imposed during the first quarter of 2007 to enable a potential increase in credit card chargebacks from increased consumer purchases during the fourth quarter of 2006.

The decrease in net cash provided by financing activities for the nine months ended September 30, 2007 was the result of several events.  During the nine months ended September 30, 2006, we received proceeds from a note payable of approximately $75,000.  Comparatively, during the nine months ended September 30, 2007, we received proceeds of approximately $33,000 from the issuance of common stock along with a cash overdraft of approximately $23,000. Finally, there was a decrease in payments made on long-term notes payable during the nine months ended September 30, 2007 as principal balances decreased.

Due to our negative cash balance at the end of September 2007, normal check runs were delayed until our available cash balance increased in October 2007.  Normal check runs refers to weekly payments to vendors and content providers.

Financing

We have been unsuccessful in previous attempts to secure bank financing due to our internal financial ratios and negative working capital position and do not expect that we will be successful in securing any such financing unless and until our ratios in this regard improve.  However, it may be possible to secure financing on our open accounts receivable in order to satisfy our future financing needs.   Equity financing, too, remains an option for us, though no definitive prospects have been specifically identified.

Contractual Liabilities

In May 2007, we secured a new operating lease with a third-party for our corporate office facility in Omaha, Nebraska with terms extending through May 2012.  We also secured a new operating lease with a third-party for a warehouse facility in Omaha, Nebraska with terms extending through June 2010. In accordance with the terms of these leasehold agreements, we are responsible for all associated taxes, insurance and utility expenses.

We lease office space in Naperville, Illinois under an operating lease with a third-party with terms extending through March 2009. We are responsible for all insurance expenses associated with this lease.

At September 30, 2007, the future minimum annual rental payments required under these leases are as follows:

2007	$22,509
2008	90,034
2009	78,993
2010	63,883
2011	54,339
2012	23,335
Total future minimum rental payments	$333,093

We lease telephone equipment under a capital lease due to expire in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life.  Minimum future lease payments under capital leases as of September 30, 2007 for each of the next three years and in the aggregate are:

2007	$3,431
2008	13,726
2009	12,582
Total minimum lease payments	$29,739

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-QSB for the period ended September 30, 2007, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.  Moreover, there can be no assurance that our insurance coverage will prove adequate to cover all liabilities arising out of any claims that may be initiated against us in the future. Any finding of liability imposed against us coupled with a lack of corresponding insurance coverage is likely to have an adverse effect on our business, our financial condition, and including liquidity and profitability, and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration	Footnotes
Common Stock Issuances
Sold for cash
7/14/2007	Common Stock	Gordon Landies	1,300,000	$32,500	(A)

Issued as settlement with consultant
8/28/2007	Common Stock	Joseph Abrams	500,000	$20,000	(B)

(A) $32,500 ($0.025 per share) total offering price.
(B) Consideration is calculated to be the value of the security at the date of issuance.

Common Stock Warrant Issuances
Issued for compensation to independent contractor
7/9/2007	Common Stock	GL Ventures, LLC	2,300,000	$48,160	(C)

(C) Issued as compensation for corporate business planning, financing and merger and acquisition assistance.

For these unregistered sales, we relied on the private offering exemption of Section 4(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the acquirors relative to their accreditation and/or sophistication (or from offeree or purchaser representatives, as applicable), (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the acquirors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the quarterly period ended September 30, 2007.

ITEM 5. OTHER INFORMATION.

On October 18, 2007, we entered into and consummated an Asset Purchase Agreement with an unrelated entity for all of the assets and liabilities associated with our Membership Plus® product line for $1,675,000 in cash. The Membership Plus® product line had accounted for approximately 27% of our 2006 aggregate revenues. The specific assets conveyed included, among others, the underlying software source code, existing product inventories, online marketing channels, registered trade names, and accounts receivable. For more detailed information, please refer to our Current Report on Form 8-K filed on October 24, 2007

There were no reportable events under this Item 5 during the quarterly period ended September 30, 2007.

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

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28
Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

31.1	Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(a) or Rule 15d-14(a), and dated November 19, 2007. FILED HEREWITH.

31.2	Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(a) or Rule 15d-14(a), and dated November 19, 2007. FILED HEREWITH.

32.1
Certification of Findex.com, Inc. Chief Executive Officer, Steven Malone, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated November 19, 2007.  FILED HEREWITH.

32.2
Certification of Findex.com, Inc. Chief Financial Officer, Kirk R. Rowland, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), and dated November 19, 2007.  FILED HEREWITH.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

Date: November 19, 2007	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: November 19, 2007	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer