Form 10KSB
period 2007-12-31
FINDEX COM INC
filed 2008-04-15
CIK 1089061

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Revenues for the fiscal year ended December 31, 2007 totaled $3,165,401.

As of April 14, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $960,000.

At April 14, 2008, the registrant had outstanding 53,250,817 shares of common stock, of which there is only a single class.

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

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

We develop, publish, market, and distribute and directly sell consumer and business software products for PC, Macintosh® and Mobile devices. We develop our software products through in-house initiatives supplemented by outside developers. We market and distribute our software products principally through direct marketing and Internet sales programs, but also through retailers and distributors.

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

STRATEGY

We are currently in the early stages of a defining transformative period in our development.  In recent years, we have come to be recognized as a consumer desktop software company that serves a demographic defined largely by an interest in Christianity and faith-based “inspirational” values.  The nature of our products historically, and the fact that our product lines have not extended materially beyond the boundaries of this affinity group, have fostered this perception.  Indeed, as the publisher of one of the industry-leading Bible study desktop software products, QuickVerse®, we are known to many users of that product only as “QuickVerse”, not Findex.  While we believe that the QuickVerse® brand is among our most valuable assets, and we greatly value the goodwill that our reputation in this regard has engendered, we also believe that working to expand that reputation into one which is more closely associated with providing high quality branded software and content products generally – and ones that extend across both consumer and business segments – will afford us significantly greater opportunities in both the near and long term to steadily increase revenues and earnings, and, ultimately, to enhance shareholder value.  We believe, moreover, that coupling this strategic diversification with a commitment to an increasing reliance on a sales and distribution model through which our products are sold on a subscription basis and can be purchased and downloaded directly from us online will be instrumental in furthering these financial objectives.  Consequently, while we expect to continue for the indefinite future to invest substantially in the growth and development of our existing primary software titles and content, we also expect as we go forward to invest substantially in not only building a significantly more diverse line of product titles, but also in building our technology platform and infrastructure so as to enable our evolution over time into a principally Webcentric provider of software solutions, content, and online products.

As part of that objective, we acquired FormTool.com and the FormTool® line of products in February of this year.  In the second quarter of 2008, we expect to re-launch the FormTool.com website as an online marketplace for purchasing the FormTool® line of form creation and form filler products, and also a one-stop shop for finding, purchasing and downloading customizable forms for a wide range of business and consumer needs.  Our model will include the ability to purchase forms on an individual basis, in bulk packs, or on a subscription basis.  Further, and in partnership with a third party, through FormTool.com, we will offer secure data storage for all types of documents, forms and other media on a subscription basis.  This service will allow for data backup and security as well as remote access to critical data from anywhere via the Internet.  This service will be targeted to both the business and consumer markets.

PRODUCT LINE DEVELOPMENT

We plan for the continued broadening of our product lines through the following several strategies:

Creating and Maintaining Diversity in Our Product Titles, Platforms and Market Demographic

We are committed to creating and maintaining a diversified mix of titles to mitigate our operating risks and to reach as broad a market as possible while maximizing unit sales volume. In this regard, we strive to develop and publish titles that span a wide range of categories and subjects, and that are available for use on multiple platforms.  We use a formal control process for the selection, development, production, and quality control of our titles and title versions. We apply this process to products under development with external, as well as internal, resources. This control process includes upfront concept evaluation as well as in-depth reviews of each project on numerous levels and at various intervals during the development process by a team that includes our senior management and a number of our key technical, marketing and product development personnel. There are a number of factors that we consider when determining the appropriate platform for each of our titles and title versions, including, among others, economic cost, the platform’s user demographics, and the competitive landscape at the time of a title’s (or title version’s) release.

Creating, Acquiring and Maintaining Strong Brands

We attempt to focus our development and publishing activities principally around software products that are, or have the potential to become, titles possessing sustainable consumer or business appeal and brand recognition. We are also in continual pursuit of both licensing opportunities with respect to software titles and title versions as well as corporate acquisition opportunities, in each case where we determine such opportunities offer attractive returns on capital investment and that may additionally provide strategic value to our existing product lines in terms of cross-marketing opportunities.  As part of this initiative, we may acquire businesses that (i) only recently commenced operations, (ii) are development-stage enterprises in need of additional funds to expand into new products or markets, or (iii) are established businesses that may be experiencing financial or operating difficulties and need additional capital.

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

We maintain an in-house development office in Naperville, Illinois, and we also maintain development and technical staff at our Omaha, Nebraska headquarters.

We select our external developers based on their track record and expertise in producing titles and title versions within certain categories. This selection process allows us to strengthen and leverage the particular expertise of our internal and external development resources, as well as to scale up and down as necessary, to maximize the productivity of our development budget.

Our total product development costs incurred during the years ended December 31, 2007 and 2006, were approximately $421,000 and approximately $682,000, respectively, of which capitalized costs accounted for approximately $282,000 and approximately $491,000, respectively and expensed costs accounted for $139,000 and approximately $191,000, respectively.

OUR PRODUCTS

Faith-Based Software

Bible Study

For the fiscal year ended December 31, 2007, approximately 72% of our revenues were derived from sales of our flagship product, QuickVerse®, an industry-leading Bible-study software now in its 19th year and 12th version. Originally introduced into the market in 1989, QuickVerse® has sold over one million copies since its introduction and is currently believed by us to be the market leader in its category.

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

QuickVerse® 2008, our latest version, is currently available in seven CD-Rom editions for PC with a range in retail price from $39.95 to $799.95. Each edition and platform of QuickVerse® contains several Bible translations (e.g., the King James Version, the American Standard Version, etc.) along with numerous reference titles (e.g., dictionaries, commentaries, encyclopedias, etc.).  Furthermore, each QuickVerse® purchase includes access to additional books and content, which can be unlocked or downloaded and made accessible for an additional fee.

QuickVerse® Mobile is compatible on both Pocket PC® and Palm OS® operating systems.  QuickVerse® 2007 Mobile, our latest version, is currently available in three editions as a download and in CD-Rom with a range in retail price from $29.95 to $69.95.  QuickVerse® Macintosh is compatible with Macintosh® OS X 10.3 or higher operating systems.  QuickVerse® 2007 Macintosh, our latest version, is currently available in three editions with a range in retail price from $59.95 to $349.95. QuickVerse® Mobile and QuickVerse® Macintosh each provide the same simplified access and many of the personal Bible study features found in the QuickVerse® PC versions.

QuickVerse® customers include (i) individuals devoted to or otherwise interested in studying Christianity and (ii) religious and other spiritual organizations including schools, churches and other faith-based ministries.

In addition to QuickVerse®, we also develop and market certain other Bible study software packages such as the Vine’s® Complete Collection, the Nelson’s® Reference Collection, the Warren Wiersbe® Collection, the John MacArthur® Collection and many others.  These titles currently range in retail price from $19.95 to $249.95 per unit.

Financial/Office Management Products for Churches and other Christian Faith-Based Ministries

For the fiscal year ended December 31, 2007, approximately 21% of our revenues were derived from sales of Membership Plus®, an industry-leading church management software. As of October, 2007, however, this product line was sold.

Other Faith-Based Products

Our faith-based software titles and title versions also include those categorized as Print and Graphic, Pastoral, Children’s and Language products. These categories include titles such as ClickArt Christian Publishing® Suite III, Sermon Builder® 4.0 Deluxe, Ministry Notebook® 2.0, Jonah and the Whale®, Greek Tutor® and Hebrew Tutor®. These titles currently range in retail price from $5.97 to $69.95.  For the fiscal year ended December 31, 2007, approximately 7% or our revenues were derived from sales of our other faith-based software titles.

Productivity Software

Based on our evolving strategic objectives, we expect to significantly expand our product offerings in the productivity software category over time.  As of the date of this annual report, however, and given our very recent entry into this market, our offerings in this category are currently very limited.

Form Creation

Our productivity software titles currently consist of the FormTool® software product line. On February 25, 2008 we acquired the FormTool® software product line from ORG Professional, LLC.  FormTool.com and the FormTool® product line offers quality, professionally designed forms for business, accounting, construction, sales, real estate, human resource and personal organization needs. FormTool® is currently available in four editions that range in retail price from $29.99 to $199.99.  For the fiscal year ended December 31, 2007, we did not derive revenues from sales of these products.

OUR MARKET

Generally

While, historically, we have defined ourselves by virtue of the niche faith-based market we have been focused upon serving, we expect that, going forward, our markets will broaden significantly as we introduce products and content with much wider appeal and which serve not only consumers, but also businesses and other organizations more generally.  Taking a somewhat opportunistic approach to our future growth in this regard, and recognizing consequently that future products and content are likely to be aimed at target demographics that we cannot reasonably predict, an analysis of our market is only meaningful as it relates to our current products and product lines.

Faith-Based Products

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

Form Creation Products

Given that most businesses, large and small, routinely use forms of some sort or another, we believe the FormTool® line of products has broad applicability across the entire business spectrum, regardless of business size or scope.  Therefore, it is difficult for us to quantify the potential market size for the FormTool® line of products.

MARKETING AND ADVERTISING

In developing a marketing strategy for our products, we seek brands or titles that we believe will appeal to the interests of our target users. We strive to create marketing campaigns which are consistent with this strategy and generally market our software through:

▪	our Websites (www.quickverse.com/www.formtool.com) and the Internet sites of others;
▪	print advertising;
▪	opt-in e-mail campaigns;
▪	affiliate merchants;
▪	product sampling through demonstration software;
▪	in-store promotions, displays and retailer assisted co-operative advertising;
▪	publicity activities; and
▪	trade shows.

SALES

Generally

Our approach to sales methodology depends in all cases on the specific products and/or product lines involved, and is dictated to a significant degree by historical results obtained.  In general, we seek to adopt the lowest-cost sales methodologies that enable us to achieve satisfactory unit volume and corresponding revenue levels.  We also seek to become increasingly less reliant over time on retail distribution and increasingly more reliant upon direct sales, including most notably those realized through online channels.

Direct Marketing / Online Sales

Direct sales accounted for approximately 54% of our 2007 fiscal year revenue. Over the past five years, we have devoted significant and increasing resources to the development of our direct-marketing program. Through this program, we market our products directly to consumers through a combination of direct-mailings and opt-in e-mailings of our product title catalogs and brochures. An important aspect of this initiative is our online sales. We maintain a full-service online store with many of the kinds of features and capabilities that online shoppers have come to expect from cutting-edge Internet retailers. Furthermore, we have made technological advancements to our Website in order to provide more downloadable products and/or content.  We are currently marketing our products online through multiple sources including our own www.quickverse.com and www.formtool.com Internet Websites, other Internet Websites such as www.amazon.com, as well as several widely used search engines such as Google® and Yahoo®.  Furthermore, in October of 2005 we joined an affiliate network through www.shareasale.com and have gained approximately 500 affiliate merchants that market our products through their Websites.

We anticipate online orders will continue to increase as we expand our software and content product base and enhance our marketing efforts in this area.

Retail Sales

Retail sales accounted for approximately 46% of our 2007 fiscal year revenue. Our domestic retail sales involve thousands of retail stores across the United States through which our products are sold, many of which are members of the CBA. These stores vary from small, family-owned Christian bookstores to large chain bookstores such as LifeWay Christian Stores, Family Christian Stores® and Berean Christian Stores.  We face the continuing challenge of reaching these stores on a consistent basis to keep them informed of new releases, promotional offers, etc.  In addition to advertising in trade publications and maintaining visibility at CBA trade shows and events, we believe that it is critical to be in direct personal contact with each customer routinely, in order to maintain or increase our market position.  Towards that end, our sales representatives are expected to contact each of our customers as well as each of the independent stores that are not yet our customers regularly and present them with the latest in our products and promotions. We believe our personalized approach to marketing provides us with an edge over our competition, which we believe rely predominantly on advertising to maintain and develop their relations with CBA customers.

The secular retail market includes chains such as Best Buy™, Sam’s Club, Frys, OfficeMax™ and Apple® Stores. We have also partnered with Avanquest USA, a major publisher and distributor of software in the secular market, to distribute our products.  We expect this channel to grow for us in the 2008 fiscal year.

International Sales

International sales accounted for approximately 3% of our 2007 fiscal year revenue. We currently sell to distributors and retailers in Africa, Australia, Canada, Faroe Island, Korea, New Zealand, Philippines, Singapore, and the United Kingdom. These distributors and retailers, in turn, sell our products into both Christian and large, secular retail outlets that sell off-the-shelf consumer software packages.

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

MANUFACTURING AND FULFILLMENT

We prepare a set of master program copies, documentation and packaging materials for each platform on which a title or title version is available. All of our software products are manufactured through third-party subcontractors.  Orders for master program copies and documentation for our PC, Macintosh and Mobile based titles and title versions generally take seven to ten days, and reorders take three to five days. Orders for packaging materials for similar titles and title versions generally take fourteen to twenty-one days, and reorders take seven to fourteen days.  To date, we have not experienced any material returns due to product defects.

We currently fulfill all of our direct-to-consumer sales and all of our retail sales out of our own warehouse located in Omaha, Nebraska.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

During the fiscal years ended December 31, 2007 and 2006, we had one major customer, Lifeway Christian Resources, that individually accounted for 10% or more of annual sales.  As we introduce new and enhanced software titles into the market and increase our focus on direct sales, we anticipate our sales to a single customer, as a percentage of gross consolidated revenue, will remain below 10%.

Also for the fiscal years ended December 31, 2007 and 2006, product and material purchases from Midlands Packaging Corporation accounted for 22% and 20%, respectively, Frogs Copy and Graphics accounted for 20% and 19%, respectively, IsoDisc accounted for 15% and 19%, respectively, and GP Direct, LLC accounted for 7% and 17%, respectively, of the total product and material purchases made by us.  We currently have no long-term written agreements with any of these suppliers. The payment terms are generally net 30 days, and we are not substantially dependent upon any one or more of them; all are easily replaceable with any locally available supplier.

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

Specifically, and in relation to our QuickVerse® family of products, we believe we are the market leader in our category.  We currently compete with the following companies and products, among others, in the PC, Macintosh and Mobile categories:

▪	Logos Research Systems, Inc. – Logos Bible Software® 3
▪	Biblesoft, Inc. – PC Study Bible® Version 5
▪	Thomas Nelson, Inc. – Nelson eBible® for PC and Mobile devices
▪	WordSearch Bible Publishers – WordSearch® 8
▪	Zondervan – Zondervan Bible Study Library® for PC and Macintosh
▪	Oak Tree Software, Inc. – Accordance Bible Software®
▪	Laridian – PocketBible®
▪	WordSearch Bible Publishers – Life Application Bible Pocket Library®
▪	Zondervan – NIV Bible Study Suite PDA®
▪	Olive Tree Bible Publishers – Olive Tree Bible Software®

Although each of these companies publishes software packages in several different variations, generally in a range that includes a standard package, an expanded package, and a deluxe package (the same way that we do), in each of these respective categories we believe that QuickVerse® offers the best value in that it is relatively inexpensive but the most comprehensive in terms of the number of Bibles and reference titles included.  We believe QuickVerse’s® reputation to be among the most well-respected in its category.

In relation to our FormTool® products, we currently compete with the following companies and comparable products, among many others:

▪	FormDocs, LLC – FormDocs for Windows
▪	Nuance Communications, Inc. – OmniPage 16

While FormDocs publishes software packages in several different variations, generally in a range that includes a basic edition, a deluxe edition, and a professional edition package, (as is true with our FormTool®), in each of these respective categories we believe that FormTool® offers the best value in that it is relatively inexpensive but more comprehensive in terms of the number of form templates it includes.  Additionally, FormDocs does not have an “on the shelf” presence in the retail market place.

While in the general category as our FormTool®, we believe that the OmniPage product line is more focused on document conversion from paper to electronic format than form creation and editing.  OmniPage also sells at a considerably higher price point than the FormTool® product line.

Our general approach to competition as it relates to our FormTool® products is to offer competitive products at lower price points.

We rely upon our product quality, marketing and sales abilities, proprietary technology and product development capability, the depth of our retail distribution channels and management experience to compete in the software industry. Although we believe that we are among the market leaders in our primary product category, some of our competitors have longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources than we do. Due to these greater resources, certain of our competitors have the ability to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors and pay more to third-party software developers than we can. Moreover, we believe that competition from new entrants will increase as the market for faith-based products and services expands.

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

We entered into a license agreement in June 1999 with Parsons Technology, Inc. which forms the basis of our copyright protection for products that accounted for approximately 99% of our revenues in 2007, including those generated from sales of QuickVerse® and Membership Plus®, by far our two largest selling software titles.  A copy of the license that we obtained from Parsons Technology, which has since been assigned to Riverdeep, Inc., the latest licensor-assignee in a succession of assignments by Parsons Technology that have occurred since June 1999, is incorporated by reference into this annual report on Form 10-KSB for the year ended December 31, 2007 as Exhibit 10.3.  At the time, it was acquired as part of a combination of related transactions involving ourselves, Parsons Technology, then a wholly owned subsidiary of Mattel, Inc. ®, and TLC Multimedia Inc., then also a wholly owned subsidiary of Mattel, Inc.®  Aside from the license, the transactions involved an asset sale, a product distribution agreement, and a related services agreement.  Taken as a whole, and essentially, we had acquired from TLC Multimedia a software publishing and sales division (known and referred to by many then as the “Parsons Church Group”).  In accordance with its terms, we agreed to pay a one-time non-recurring fee of $5 million to obtain the license, which fee was payable over a subsequent approximate one year period.  The related asset sale involved separate consideration.

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

In October 2001, due to being in arrears with respect to certain royalty payments owed to The Zondervan Corporation, then a content provider to QuickVerse®, we became party to a second mediation ultimately resulting in a multi-party settlement agreement, on October 20, 2003, the terms of which provided for our payment to Zondervan of $500,000 plus 5% simple interest in installments, as well as for our destruction of all inventory containing Zondervan-owned content, all of which we satisfied within months thereafter. As part of the settlement agreement, we received a covenant in perpetuity with respect to our rights under the 1999 license, effectively extending it indefinitely with no continuing financial obligations owed by us. A copy of the settlement agreement which resulted in the effective extension is incorporated by reference into this annual report on Form 10-KSB for the fiscal year ended December 31, 2007 as Exhibit 10.14.

Since 1999, the developments, including modifications and improvements, that we have made to the originally acquired copyrighted programs covered by the license have been extensive.  We have used both in-house developers and third-party contractors in these modifications and improvements over which we retain the exclusive ownership. Given these developments, which have been made through eight subsequent versions, eight different editions and three new platforms of QuickVerse®, five subsequent versions and one new edition of Membership Plus®, and various subsequent versions of some of the other titles to which we acquired rights under the license (including those in each of the print and graphics, pastoral, children’s, and language tutorial product categories), we believe that the real value of the copyrights associated with these titles lay almost exclusively at this point in the improvements that we own rather than the base copyrights that we were originally granted and that continue to be owned by Riverdeep, Inc.  Moreover, it is our belief that the original source code covered by the license has been effectively rendered valueless by virtue of these subsequent modifications and improvements.  Although we do not believe that any third parties have been granted any rights to date in addition to our own to publish or sell these titles into secular channels, and do believe that, even if this has occurred or should occur in the future, the barriers to entry created by the extensive developments that we have made and now own to these otherwise licensed titles would make it practically infeasible for any third party to effectively compete with us in relation to these products in any market, there can be no assurance that one or more competitors will not emerge at some point or that they will not impact on our sales and revenues.

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

Following our acquisition of FormTool®, earlier this year, we filed a trademark application for the FormTool® name with the United States Patent and Trademark Office.  This application is currently pending.

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

EMPLOYEES

As of April 15, 2008, we had nineteen full-time employees and one part-time employee.  Of those twenty, four were part of the senior-level executive and financial management team, four were in the product development team, five were on the sales team, and seven were in fulfillment, administration, and related support positions.  For the fiscal year ended December 31, 2007, our annual employee costs (including wages, related payroll taxes and benefits) totaled approximately $1,514,000, equivalent to 41% of gross revenues. In addition, we have engaged the services of several consulting firms who are working full or part-time for us in the area of product development.

We rely heavily on our current officers and directors in operating the business. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

SEASONALITY

Historically, our business has been highly seasonal. More than 50% of our annual sales have generally occurred in the five months of September through January; the five months of April through August have generally been our weakest, historically accounting for less than 30% of annual sales.  Although we believe that a shifting strategy toward more business-oriented products over time is likely to reduce the seasonality of our business generally, we expect that operating results will continue to fluctuate seasonally to some degree for the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 620 North 129th Street, Omaha, Nebraska. We lease this 4,000 square foot premises under a five year lease agreement with Metro Realty. Our monthly rent is $5,480.33 and, as of April 15, 2008, there were approximately forty-nine months remaining under the lease.  In addition, our warehouse facility is located at 4437 South 134th Street, Omaha, Nebraska.  We lease this 5,000 square foot facility under a three year lease agreement with Dock High, LLC.  Our monthly rent is $2,500.00 and, as of April 15, 2008, there were approximately twenty-six months remaining under the lease.  In accordance with the terms of these leasehold agreements, we are responsible for all associated taxes, insurance, and utility expenses.

We maintain additional leased office space in Naperville, Illinois for certain product development activity.  We lease this 880 square foot premises under a three year lease agreement with Transwestern Great Lakes, L.P. Our monthly rent is $1,356.67 and, as of April 15, 2008, there were eleven months remaining under the lease.

Two of our full-time employees work at their homes in Cedar Rapids, Iowa. We do not pay for any space associated with these operations.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-KSB for the year fiscal year ended December 31, 2007, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.  Although we currently maintain liability insurance coverage in an amount equal to $6,000,000, there can be no assurance that such coverage will prove adequate to cover all liabilities arising out of any claims that may be initiated against us in the future.  Any finding of liability imposed against us coupled with a lack of corresponding insurance coverage is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is traded on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “FIND”.

The following table sets forth for the periods indicated the high and low bid prices for our common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board, and as obtained from Yahoo.com.  The prices are inter-dealer prices, do not include retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Common Stock
2006	High	Low
First Quarter	$0.150	$0.090
Second Quarter	$0.150	$0.040
Third Quarter	$0.080	$0.030
Fourth Quarter	$0.060	$0.030

2007	High	Low
First Quarter	$0.050	$0.030
Second Quarter	$0.050	$0.030
Third Quarter	$0.050	$0.030
Fourth Quarter	$0.080	$0.040

STOCKHOLDERS

As of April 15, 2008, there were approximately 800 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

DIVIDENDS

Since inception, no dividends have been paid on our common stock and we do not anticipate paying any dividends in the foreseeable future.  Although it is our intention to utilize all available funds for the development of our business, no restrictions are in place that would limit or restrict our ability to pay dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and right (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	805,000	$0.11	695,000
Equity compensation plans not approved by security holders	5,130,000	$0.06	---
Total	5,935,000	$0.07	695,000

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

In addition, we issue various forms of stock-based awards including nonqualified stock options and restricted stock awards to directors, officers, other key employees and third-party consultants, outside of the 1999 Stock Incentive Plan. Awards granted outside of the plan have been granted pursuant to equity compensation arrangements that have not been approved by our stockholders. These awards are granted at an exercise price as determined by our board at the time of grant, which is based on the last available closing price of our common stock and are not less than the par value of such shares of common stock. Stock options granted outside of the plan vest as determined by our board at the time of grant and have a term of up to ten years.

All issued options, whether under the plan or not, create the obligation for stock issuance upon payment of the corresponding exercise price.

RECENT SALES OF UNREGISTERED SECURITIES

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration
11/19/2007	Common Stock	Donald Casey	100,000	$6,000 in Consulting Services
2/25/2008	Common Stock	Robert Borsari	475,000	$19,000 in Assets Acquired
2/25/2008	Common Stock	Joseph Kolinger	525,000	$21,000 in Assets Acquired

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of equity securities by the Company itself, or any affiliated purchaser during the fiscal years ended December 31, 2006 or 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read together with our consolidated financial statements for the period ended December 31, 2007 and the notes to the consolidated financial statements.

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

Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a “beta” version for testing.  Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers.  We amortize capitalized costs on a product-by-product basis.  Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months), or (ii) the ratio of current revenues to total projected product revenues.

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

Deferred Tax Asset Valuation Allowance

In accordance with SFAS No. 109, Accounting for Income Taxes, we record deferred tax assets for deductible temporary differences, net of operating loss carryforwards.  To the extent that it is more likely than not that some portion or all of the deferred tax asset will not be realized, a valuation allowance is established.

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

MANAGEMENT OVERVIEW

During the year ended December 31, 2007, we continued to concentrate on our core products, QuickVerse® and Membership Plus® (although the Membership Plus® product line was sold as of October 18, 2007, as more specifically detailed below).  Specifically for QuickVerse®, we focused on the product’s features in order to prepare for our annual upgrade release as well as focused on expanding the content for our QuickVerse® users.  Most recently during the fourth quarter of 2007, we released an upgrade to our flagship product, QuickVerse®.  For the third consecutive year, QuickVerse® 2008 reached retail stores prior to the beginning of the holiday season.

During September 2007, we reacquired certain content publishing rights to Zondervan’s New International Version® (NIV), heralded by many Bible enthusiasts as the most widely read and universally respected Bible translation currently in publication.  The NIV content had been incorporated into our QuickVerse® product lines for a number of years prior to 2001 when we were required to remove it as a result of a now long-since settled dispute with the holder of its primary publishing rights.  Our newly acquired NIV rights entitle us to resell the NIV to both existing customers and new customers across all currently offered software platforms.

During October 2007, we sold all of the assets and liabilities associated with our Membership Plus® product line for $1,675,000 in cash. The Membership Plus® product line had accounted for approximately 27% of our 2006 aggregate revenues and approximately 25% of our 2007 aggregate revenues through the date of the sale.

During the year ended December 31, 2007, we released the following:

▪	QuickVerse® 2008 (Windows), in seven different editions with a range in retail price from $39.95 to $799.95;
▪	QuickVerse® Bible Suite Hybrid, which includes access to all currently offered software platforms with a retail price of $39.95;
▪	NIV Family® package, which includes access to all currently offered software platforms with a retail price of $39.95;
▪	The Biblical Illustrator®, a reference collection with a retail price of $99.95;
▪	The Pulpit Commentary®, a reference collection with a retail price of $99.95;
▪	Word Studies in the Greek New Testament®, which comes in a three volume set with a retail price of $59.95;
▪	Theological Dictionary of the New Testament: Abridged®, commonly known as “Little Kittel”, with a retail price of $59.95; and
▪	QuickVerse® 2007 Macintosh, in three different editions with a range in retail price from $59.95 to $349.95.

Comparatively, during the year ended December 31, 2006, we released the following:

▪	Membership Plus® 2007, in two different editions with a range in retail price from $199.95 to $399.95;
▪	QuickVerse® 2007 Mobile, in three different editions with a range in retail price from $29.95 to $69.95;
▪	Vine’s Complete Collection®, a reference collection with a retail price of $59.95;
▪	QuickVerse® 2007 (Windows), in six different editions with a range in retail price from $39.95 to $799.95;
▪	QuickVerse® 2006 Macintosh Gold Edition with a retail price of $349.95;
▪	Holman Christian Standard Bible® with a retail price of $29.95;
▪	QuickVerse® 2006 Parable Edition with a retail price of $49.95; and
▪	QuickVerse® 2006 Bible Suite with a retail price of $29.95.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

Statement of Operations for Years Ended December 31	2007	2006	Change
Net revenues	$3,165,401	$3,742,751	$(577,350)
Cost of sales	(1,352,794)	(1,755,400)	402,606
Gross profit	$1,812,607	$1,987,351	$(174,744)
Sales, marketing and general and administrative expenses	(2,783,435)	(3,039,670)	256,235
Gain on sale of software product line	1,300,349	---	1,300,349
Income (loss) from operations	$329,521	$(1,052,319)	$1,381,840
Other income	29,040	4,238	24,802
Other expenses	(39,947)	(126,411)	86,464
Gain (loss) on fair value adjustment of derivatives	(379,406)	1,535,594	(1,915,000)
Income (loss) before income taxes	$(60,792)	$361,102	$(421,894)
Provision for income taxes	(541,300)	292,598	(833,898)
Net income (loss)	$(602,092)	$653,700	$(1,255,792)

The differing results of operations are primarily attributable to the following:

▪	a decrease in net revenues for the year ended December 31, 2007 partly attributable to the following:
▪ an overall net decrease in unit sales of our QuickVerse® product line due to a reduction in the perceived value on the part of customers of certain upgrades based on the relative frequency thereof;
▪ a three month timing difference of our annual upgrade release of our flagship product QuickVerse®; and
▪ the sale of our Membership Plus® product line during October 2007;
▪	a decrease in cost of sales for the year ended December 31, 2007 due primarily to decreased amortization of software development costs;
▪	a decrease in sales and marketing and general and administrative expenses for the year ended December 31, 2007 arising from our continuous efforts to cut costs;
▪	a gain on the sale of our Membership Plus® product line;
▪	a decrease in interest expense as we incurred interest expense during the year ended December 31, 2006 due to a loan agreement that was entered into in order to fund our working capital deficit;
▪
a decrease in registration rights penalties for the year ended December 31, 2007 as our registration statement on Form SB-2, originally filed by us on November 22, 2004 was declared effective by the SEC on February 1, 2006; and

▪
most notably, the recognition of a loss related to the fair value adjustment of derivatives for the year ended December 31, 2007 due to expired warrants and a decrease in the estimated life of the remaining warrants compared to a significantly large gain on the fair valued adjustment of derivatives for the year ended December 31, 2006 resulting from fluctuation in our stock price.

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating less than 30% of our annual sales.

Revenues

The following table presents our revenues for 2007 and 2006 and dollar and percentage changes from the prior year.

Revenues for Years Ended December 31	2007	% to Sales	2006	% to Sales	Change	%
Gross revenues	$3,674,514	100%	$4,146,086	100%	$(471,572)	11%
Less estimated sales returns and allowances	(509,113)	14%	(403,335)	10%	(105,778)	26%
Net revenues	$3,165,401	86%	$3,742,751	90%	$(577,350)	15%

Our decrease in gross revenues for the year ended December 31, 2007 was attributable to the three month timing difference of our annual upgrade release for our flagship product QuickVerse®.  QuickVerse® 2007, last year’s upgrade release, was released in late August of 2006, and the QuickVerse® 2008 upgrade was released in mid-November 2007.  This delay resulted in fewer upgrade and direct sales in 2007 as compared to 2006.  In addition, during 2007, our retail sales consisted of more QuickVerse® Bible Suite editions (which is the least expensive edition of our QuickVerse products with a retail price of $29.95) than in 2006 from the date of product release through the end of the year.  Furthermore and of greater impact, our revenues decreased for the year ended December 31, 2007 due to the sale of our Membership Plus® product line in mid-October 2007. For comparison, Membership Plus® product revenue was approximately $370,000 from mid-October 2006 through December 31, 2006.

During each of the years ended December 31, 2006 and 2007, our sales efforts were focused on directly targeting end-users through telemarketing and Internet sales. However, due to increased frequency and consistency in our development schedule, and the annual releases of our flagship product, QuickVerse®, upgrade sales have not been increasing at as rapid a rate as they have in previous years.  Although there can be no assurance, we anticipate that our revenues related to the QuickVerse® product line will increase in the future at rates generally consistent with our industry sector as we continue to expand the content available for our QuickVerse® products, develop new products for multiple platforms, offer our products at a range of price points intended to appeal to various market sub-segments and offer new venues to gain access to the expanded content available for our QuickVerse® users.

Due to the sale of our Membership Plus® product line, we anticipate that our reported revenues will experience a substantial decline in the near term.  However, and although there can be no assurance, we are currently pursuing opportunities for strategic product line acquisitions which we are hopeful will enable us to achieve more favorable results of operations than we have historically achieved throughout the period in which we owned the Membership Plus® product line.  Our divestiture of our Membership Plus® product line was driven by a combination of our need to raise cash and a strategic determination to begin a long-term shift in our product lines away from those within the faith-based vertical market and more towards those that extend across business-to-business and consumer segments more generally.

Typically, product returns trend upward after a new version is released as distributors and retail stores return old product in exchange for the new version release.  For the year ended December 31, 2007, our estimated sales returns and allowances increased due to the following:

▪	an increase of overstock returns for the QuickVerse® 2007 products in the retail channel;
▪	an increase in actual returns from distributors and retail stores as they exchanged the QuickVerse® 2007 products for the newly released QuickVerse® 2008 products; and
▪	an increase in actual returns due to the return of liquidated products sold during the first and second quarter of 2007.

Although the above-mentioned liquidated product was sold as non-returnable, we accepted a return of the product due to a determination on our part as to the difficulty and probability of collection of the receivables originally generated from the sale.  Furthermore, the return of this product resulted in a significant decrease in accrued royalties that were otherwise payable to certain of our content providers, as well as prevented a significant increase in bad debts.

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

Cost of Sales

The following table presents our cost of sales for 2007 and 2006 and dollar and percentage changes from the prior year.

Cost of Sales for Years Ended December 31	2007	% to Sales	2006	% to Sales	Change	%
Direct costs	$492,446	13%	$522,358	13%	$(29,912)	6%
Less estimated cost of sales returns and allowances	(76,665)	2%	(59,925)	1%	(16,740)	28%
Amortization of software development costs	381,941	10%	706,445	17%	(324,504)	46%
Royalties	324,328	9%	354,464	9%	(30,136)	9%
Freight-out	152,770	4%	120,291	3%	32,479	27%
Fulfillment	77,974	2%	111,767	3%	(33,793)	30%
Cost of sales	$1,352,794	37%	$1,755,400	42%	$(402,606)	23%

Cost of sales consists primarily of direct costs, amortization of capitalized software development costs, non-capitalized technical support wages, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, fulfilling and shipping our products.

The net decrease in cost of sales between the year ended December 31, 2007 and the corresponding period during 2006 is predominantly attributable to decreased amortization of capitalized software development costs.  The amortization recognized during the year ended December 31, 2007 resulted mainly from the following software releases:

▪	QuickVerse® 2006 Macintosh (released June 2005),
▪	QuickVerse® 2007 (released August 2006),
▪	Membership Plus® 2007 (released October 2006),
▪	QuickVerse® 2007 Mobile (released December 2006),
▪	QuickVerse® 2007 Macintosh (released March 2007) and
▪	QuickVerse® 2008 (released November 2007).

Comparatively, during the year ended December 31, 2006, the amortization recognized resulted mainly from the following software releases:

▪	QuickVerse® 2005 (released December 2004),
▪	Membership Plus® 2005 (released February 2005),
▪	QuickVerse® 2006 Macintosh (released June 2005),
▪	Sermon Builder® 4.0 (released June 2005),
▪	QuickVerse® 2006 Windows (released September 2005),
▪	QuickVerse® 2006 Mobile (released October 2005),
▪	QuickVerse® 2006 Macintosh Gold Edition (released June 2006),
▪	QuickVerse 2007® Windows (released August 2006),
▪	Membership Plus® 2007 (released October 2006) and
▪	QuickVerse® 2007 Mobile (released December 2006).

The large amount of amortization recognized during the year December 31, 2006 resulted primarily from the continued amortization of QuickVerse® 2006 Macintosh (released June 2005).  QuickVerse® 2006 Macintosh was our first product produced on the Macintosh platform and the amount of capitalized development cost recognized for that development project was therefore quite significant as compared to our development projects on the Windows platform. Furthermore, the shorter timeframes between our product upgrades along with the increased amount of product releases during the fiscal year 2005 led to the increased amount of amortization for the year ended December 31, 2006.

Royalties accrued to third party providers of intellectual property decreased slightly for the year ended December 31, 2007.  However, as a percentage of gross revenues, royalties remained relatively stable at approximately 9% for the years ended December 31, 2007 and 2006.Our royalty accruals are expected to increase in the future in real terms as sales to new users increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products. However, through a realignment of our content mix in the QuickVerse® 2008 versions, we have managed to decrease the royalty rates on our higher end editions (i.e. Deluxe and Platinum).  Upgrade sales will remain only subject to royalties on their content additions.

Freight costs increased for the year ended December 31, 2007 as a direct result from the escalating per unit freight costs attributable to industry-wide rising fuel costs.  Fulfillment costs decreased for the year ended December 31, 2007 as a direct result of our deliberate initiatives to decrease our reliance on a third-party warehouse as we began operating our own fulfillment center as of June 2007.

On a percentage basis, we anticipate that direct costs and manufacturing overhead will remain relatively stable as we continue to keep pace with a more intensive development schedule than we had generally maintained in the past.

Despite the sale of our Membership Plus® product line, we expect our cost of sales in real terms to increase over time consistent with anticipated overall increases in revenues due to our aggressive product development and release schedules as well as the acquisitions of new product lines.

Software Development Costs For Years Ended December 31	2007	2006
Beginning balance	$491,695	$707,067
Capitalized	282,419	491,073
Amortized (cost of sales)	(381,941)	(706,445)
Ending balance	$392,173	$491,695
Research and development expense (General and administrative)	$139,281	$190,726

Our software development costs for the years ended December 31, 2007 and 2006 are summarized in the table above.  The relative decrease in capitalized costs reflects an increased efficiency from our development staff (including internal and external developers) as our development projects for the twelve months ended December 31, 2007 focused on the annual releases of QuickVerse®, Membership Plus® and new content for our QuickVerse® products.  As noted above, the relative decrease in amortization reflects the overall reduction in the number of products released during the years ended December 31, 2007 and 2006 as well as the amortization recognized for QuickVerse® 2006 Macintosh, our first product produced on the Macintosh platform, brought to an end.

Sales, General and Administrative

Sales, General and Administrative Costs for Years Ended December 31	2007	% to Sales	2006	% to Sales	Change	%
Selected expenses:
Commissions	$183,522	5%	$192,812	5%	$(9,290)	5%
Advertising and direct marketing	245,274	7%	253,676	6%	(8,402)	3%
Sales and marketing wages, reclassified	321,964	9%	334,295	8%	(12,331)	4%
Other sales and marketing costs	26,250	1%	(3,858)	0%	30,108	780%
Total sales and marketing	$777,010	21%	$776,925	19%	$85	0%
Personnel costs	$623,628	17%	$739,822	18%	$(116,194)	16%
Amortization and depreciation	537,023	15%	579,987	14%	(42,964)	7%
Research and development	139,281	4%	190,726	5%	(51,445)	27%
Corporate services	127,864	3%	54,000	1%	73,864	137%
Other general and administrative costs	578,629	16%	698,210	17%	(119,581)	17%
Total general and administrative	$2,006,425	55%	$2,262,745	55%	$(256,320)	11%
Total sales, marketing, general and administrative	$2,783,435	76%	$3,039,670	73%	$(256,235)	8%

As gross revenues decreased for the year ended December 31, 2007, total sales, general and administrative costs also decreased.  Total sales and marketing costs remained relatively stable but increased as a percentage of gross revenues due to the overall decrease in gross revenues.  Commissions decreased slightly for this period , and we anticipate further decreases in the future as we expand our in-house direct telemarketing sales team and therefore become less dependent on a third party for telemarketing services.  We anticipate advertising and direct marketing costs to increase in future periods as we continue to enhance our product visibility online, increase and focus more on our direct marketing efforts, and increase the scope and frequency of our print advertising campaigns in order to maximize sales associated with new products, product enhancements and potential new product lines.  Further, we anticipate our sales and marketing wages to increase in future periods as we expand our in-house direct telemarketing sales team in relation to acquisitions of the new product lines.

In addition to the decrease in total net personnel costs, gross direct salaries and wages, before adjustments of capitalized wages and reclassifications, decreased approximately $159,000, from approximately $1,474,000 for the year ended December 31, 2006 to approximately $1,315,000 for the year ended December 31, 2007. The decrease in direct salaries and wages was a result of streamlining our CBA sales team and the departure of our marketing manager. Due to a cost cutting initiative in late 2006, we were able to shed compensation expenses associated with maintaining certain management level and product development staff.  However, as a percentage of gross revenues, direct salaries and wages remained relatively stable at 36% for the years ended December 31, 2007 and 2006. We do anticipate direct salaries and wages to increase in the future given our continued focus on expanding our direct telemarketing sales team, marketing staff and product development staff.

The decrease in the amortization and depreciation expense is mainly attributed to the decrease in amortization. The software license we acquired in 1999, from which we derive our base intellectual property rights associated with the products that are responsible for generating the overwhelming majority of our revenues (the “1999 license”), is being amortized over a 10 year useful life and will have been fully amortized by the close of the year ending December 31, 2009. Amortization expense for 2007 and 2006 reflect the continual amortization of the 1999 license.  However, due to the sale of the Membership Plus® product line, we no longer carry the net value associated with the Membership Plus® product in relation to the 1999 license and therefore, we do not have the corresponding amortization expense as of mid-October 2007.  In addition, the amortization expense for 2007 and 2006 reflects the amortization of our website, www.quickverse.com, the most recent version of which we launched during the second quarter of 2004.  However, the decrease in the amortization expense for the year ended December 31, 2007 also reflects the conclusion of the amortization of our website.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs).  The decrease in software development costs related to third-party developers and direct labor expensed as research and development reflects the capitalization of research and development costs for the year ended December 31, 2007.  Furthermore, the decrease reflects the increased efficiency from our development staff as our development projects for the year ended December 31, 2007 focused on the annual releases of QuickVerse® and Membership Plus®, and new content for our QuickVerse® products.  Research and development expenses are expected to increase in future periods as we expand our internal development team and add new products and product versions, platforms and product lines.

Corporate service fees increased for the twelve months ended December 31, 2007 from engaging the services of a consultant for business development related advisory services in March 2007.  The contract continues through June 2008, and we anticipate engaging additional business development consultants in the future.

Gain on Sale of Software Product Line

On October 18, 2007, we sold all of the assets and liabilities associated with our Membership Plus® product line for $1,675,000 in cash.  The Membership Plus® product line had accounted for approximately 27% of our 2006 aggregate revenues and approximately 25% of our 2007 aggregate revenues through the date of the sale. The specific assets conveyed in the transaction included, among others, underlying software source code, existing product inventories, online marketing channels, registered trade names, and accounts receivable.  The Membership Plus product line did not qualify as a component as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and therefore has been included in income (loss) from operations on our Consolidated Statements of Operations.

Gain (Loss) on Fair Value Adjustment of Derivatives

In connection with the warrants issued in November 2004, a non-cash fair value adjustment of approximately $379,000 has been included in other expenses for the year ended December 31, 2007, and a similar fair value adjustment of approximately $1,536,000 has been included in other income for the year ended December 31, 2006.  These warrants have been accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and the guidance of EITF 00-19-2, Accounting for Registration Payment Arrangements.  In accordance with the accounting mandate, the derivative liability associated with these warrants has been, and shall continue to be, until each is either fully exercised or expires, adjusted to fair value at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. Under EITF 00-19, a decrease in our stock price results in a decrease in the fair value of the derivative liability and a valuation gain to be recognized in our income statement whereas an increase in our stock price results in an increase in the fair value of the derivative liability and a valuation loss to be recognized in our income statement. At December 31, 2007 and 2006, the fair value of the derivative liability was approximately $906,000 and $527,000, respectively.

On March 6, 2008, we entered into and consummated an agreement with Barron Partners, LP in which the warrants issued in November 2004 were immediately canceled in exchange for a single cash payment to Barron Partners, LP in the amount of $150,000.  As a result of this transaction, these warrants are now null and void for all purposes.  We do expect to record a one time gain in the first quarter of 2008 due to the agreement calling for a cash payment that was less than the fair value of the derivatives on such date. However, beyond the date of March 6, 2008 we do not anticipate the recognition of a derivative liability or a non-cash fair value adjustment which would be included in other expenses or other income.

Registration Rights Penalties

The results of operations for the year ended December 31, 2006 include, in other expenses, approximately $49,000 of accrued registration rights penalties incurred in connection with a 2004 private placement transaction with Barron Partners, LP.  For the comparable period during 2007, no similar accrual was recorded.

Provision for Income Taxes

For the year ended December 31, 2007, our provision for income taxes included a net deferred tax expense of approximately $541,000 primarily related to a substantial reversal of our deferred income tax valuation allowance.  During the year ended December 31, 2006, we maintained a partial valuation allowance against our deferred tax assets due to the expectation of producing taxable income for 2007 which, in our assessment, met the “more likely than not” realization criterion under SFAS No. 109.  During the year ended December 31, 2007, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets.

As of December 31, 2007, we have net operating loss carryforwards, for federal income tax purposes, of approximately $7,839,000.  These carryforwards are the result of income tax losses generated in 2000 ($873,000 expiring in 2020), 2001 ($5,191,000 expiring in 2021), 2002 ($235,000 expiring in 2022), 2005 ($956,000 expiring in 2025), and 2006 ($584,000 expiring in 2026).  We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $434,000 to fully utilize the current loss carryforwards. See Note 6, Income Taxes, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2007 for further information regarding the components of our income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes the ongoing internal development of new products, expansion and upgrade of existing products, and marketing and sales, as well as funding for the acquisition of new product lines and/or companies.  Although there can be no assurance, we believe cash generated through our continuing operations will be at least minimally sufficient to sustain our continuing operations, albeit with very limited growth.  However, our pursuit of an aggressive growth plan, whether based on internally developed products, licensing opportunities, or strategic product line and/or company acquisitions, will likely require funding from outside sources or the divestiture of one or more existing product lines (as recently occurred with respect to our Membership Plus® product line).  Funding from outside sources may include but is not limited to the exercise of outstanding warrants and pursuit of other financing options such as commercial loans, common stock and/or preferred stock issuances and convertible notes.  At this time, we have no legally committed funds for future capital expenditures.

The divestiture of our Membership Plus® product line in October 2007 was driven by a combination of our need to raise cash and a strategic determination to begin a long-term shift in our product lines away from those within the faith-based vertical market and more towards those that extend across the business-to-business and consumer segments more generally.

Working Capital at December 31	2007	2006
Current assets	$1,600,326	$725,178
Current liabilities	$2,614,891	$2,431,002
Retained deficit	$7,700,489	$7,098,397

While liquidity for our day-to-day continued operations remains an ongoing concern for us, and while there can be no continuing assurance, given the combined facts that (i) a substantial portion of our net sales – 54% of which we collected during our last fiscal year through credit card processing transactions – are able to be collected in a much shorter timeframe (several days) than that in which we must generally pay our trade payables (30 days) and our accrued royalties (quarterly, semi-annually, or annually), and (ii) our derivative liability is an item that does not necessitate actual cash payout, the situation suggested by our notably and consistently low ratio of current assets to current liabilities has historically been manageable.

Although there can be no assurance, we anticipate using a substantial percentage of the funds realized from the sale of our Membership Plus® product line to acquire new product lines and/or companies which will either replace or increase the revenue and free cash flow previously produced by the Membership Plus® product line.  Furthermore, in the future we anticipate our current liabilities to decrease in respect to our derivative liability as the warrants associated with the derivative liability were cancelled as of March 6, 2008.

Cash Flows for Years Ended December 31	2007	2006	Change	%
Cash flows provided by operating activities	$77,172	$538,050	$(460,878)	86%
Cash flows provided (used) by investing activities	$1,186,517	$(516,987)	$1,703,504	330%
Cash flows (used) by financing activities	$(177,814)	$(91,951)	$(85,863)	93%

Net cash provided by operating activities decreased for the year ended December 31, 2007 primarily due to a reduction in cash collections, from reduced net revenues, of approximately $575,000 as compared to 2006, and increased reduction in outstanding payables to content providers and vendors made possible by available cash.

Net cash provided by investing activities increased for the year ended December 31, 2007 primarily attributable to the sale of our Membership Plus® product line.  We also capitalized fewer costs associated with software development.  Offsetting this to some degree, however, was a $40,000 cash reserve required by our merchant services provider during the first quarter of 2007 in anticipation of a potential increase in credit card chargebacks from increased consumer purchases during the fourth quarter of 2006.  The anticipated increase in credit card chargebacks did not occur and our merchant services provider has determined to retain the reserve until certain of our financial ratios improve.

Net cash used by financing activities increased for the year ended December 31, 2007 primarily from increasing payments made on long-term notes payable.  Offsetting this to some extent, however, was the fact that, during the year ended December 31, 2007, we received proceeds of approximately $33,000 from the issuance of our common stock.

Financing

We have not secured bank financing due to our internal financial ratios and negative working capital position and do not expect that we will be successful in securing any such financing unless and until our ratios in this regard improve.  However, it may be possible to secure financing on our open accounts receivable in order to satisfy our future financing needs.  Equity financing, too, remains an option for us, though no definitive prospects have been specifically identified.

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

At December 31, 2007, the total future minimum rental payments required under these leases is approximately $311,000 through the year 2012. See Note 11, Rental and Lease Information, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2007 for more detailed information.

We lease telephone equipment under a capital lease due to expire in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life.  Total minimum future lease payments under capital leases as of December 31, 2007 is approximately $26,000 through the year 2009. See Note 11, Rental and Lease Information, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2007 for more detailed information.

The Potential Impact of Known Facts, Commitments, Events and Uncertainties on Future Operating Results or Future Liquidity Requirements

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2007 for information regarding the potential effects of new accounting pronouncements on our results of operations and financial condition.

RISK FACTORS

Several of the matters discussed in this annual report on Form 10-KSB for the fiscal year ended December 31, 2007 contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this annual report, readers should carefully consider the following cautionary statements and risk factors.

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

Our audited financial statements for the period ending December 31, 2007, including the footnotes thereto, call into question our ability to continue as a going concern. This conclusion was drawn from the fact that, as of the date of those financial statements, we had a negative current ratio and total liabilities in excess of total assets. Those factors, as well as ambiguities associated with our ability to secure additional financing for continued operations, if necessary, created, at the time, an uncertainty regarding our ability to continue as a going concern, and, furthermore, there can be no assurance that we have mitigated against this risk, and that our financial statements, going forward, will not also call into question our ability to continue as a going concern. See Note 2 in the Notes to the Consolidated Financial Statements for the year ended December 31, 2007.

We may not allocate available capital in ways that result in increased revenue or desired rates of return.

In October 2007, we sold our Membership Plus® business line and realized $1.675 million in cash as a result.  This product line had been responsible for approximately 21% to 28% of our annual net revenues over the past five years, and the loss of this revenue will necessarily have a material impact on our results of operations, including a material adverse impact on our revenues.  Given cash needs associated with outstanding liabilities as of the time of the sale of the Membership Plus® business line, approximately 52% of those funds have since been applied to the extinguishment of certain of those liabilities, and are therefore no longer available for reinvestment in the growth of our business, whether through acquisition opportunities, licensing opportunities, or otherwise.  While it is our intention going forward to allocate a significant percentage of the remaining funds realized from the sale of the Membership Plus® business line to investment opportunities that will provide for our future growth in terms of both revenues and earnings, there can be no assurance that such funds will not be required for other purposes in the meantime or that any such allocations, if and when made, will result in increased revenue or desired rates of return on total capital invested.  Any investment in this regard that fails to perform at a level commensurate with anticipated results would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

Our accumulated deficit makes it harder for us to borrow funds.

As of December 31, 2007, and as a result of historical losses in prior years, our accumulated deficit was $7,700,489. The fact that we maintain an accumulated deficit, as well as the extent of our accumulated deficit relative to recent earnings, negatively affects our ability to borrow funds because lenders generally view an accumulated deficit as a negative factor in evaluating creditworthiness.  Any inability on our part to borrow funds if and when required, or any reduction in the favorability of the terms upon which we are able to borrow funds if and when required, including amount, applicable interest rate and collateralization, would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

RISKS ASSOCIATED WITH OUR BUSINESS AND INDUSTRY

We face serious competition in our business segments.

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

We face competition from other software publishers, all of which generally sell through the same combination of channels that we do.  In relation to our faith-based titles, these channels include chain store, secular, CBA, direct and online sales, and our competitors include Logos Research Systems, Inc., Biblesoft, Inc., Thomas Nelson, Inc., WordSearch Bible Publishers and The Zondervan Corporation, among others.   In relation to our productivity tools, these channels also include retail chain stores, direct and online sale and our competitors include FormDocs, LLC and Nuance Communications, Inc.
To remain competitive in our market segments we rely heavily upon our product quality, marketing and sales abilities, proprietary technology and product development capability.  However, some of our competitors have longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources than we do. Due to these greater resources, certain of our competitors have the ability to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors and pay more to third-party software developers than we can. Only a small percentage of titles introduced into the software market achieve any degree of sustained market acceptance. If our titles, including special editions, are not successful, our business, our financial condition, including liquidity and profitability, and our results of operations will be negatively impacted.  Moreover, we believe that competition from new entrants will increase as the markets for faith-based products and productivity tools continue to expand. See “Description of Business – Competition”.

We currently depend on only a single title for the overwhelming majority of our revenue.

In fiscal year 2007, approximately 93% of our total revenue was derived from two software titles; QuickVerse®, comprising approximately 72% of total revenue, and Membership Plus®, comprising approximately 21% of total revenue. Although we sold the entire Membership Plus® business line during the fourth quarter of 2007 and do not, therefore, expect to derive any further revenue from sales attributable to that product line, we do expect that QuickVerse® will not only continue to produce a disproportionately large percentage of our revenue for the foreseeable future but that, because of the loss of future revenues to be derived from Membership Plus®, such percentage will be significantly higher going forward than it has been in recent years. Due to this dependence on a single title, the failure of such title, or individual versions of such title, to achieve anticipated results would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Description of Business – Our Products”.

We have experienced, and may continue to experience, reduced revenues and fluctuations in our quarterly operating results due to delays in the introduction and distribution of our products.

Historically, a significant portion of our revenue for any given quarter has been generated by the sale of new titles and title versions introduced during that quarter or shipped in the immediately preceding quarter. Our inability to timely begin volume shipments of a new title or title version in accordance with our internal development schedule, as has repeatedly been the case in the past, will cause earnings fluctuations and will negatively impact our business, our financial condition, including liquidity and profitability, and our results of operations.  Timely introduction of a new title or title version is largely contingent upon the timing of a variety of other factors. Included among these are development processes themselves, debugging, approval by third-party content licensors and duplication and packaging processes. Furthermore, the complexity of next-generation systems (such as Macintosh® OS X and Windows® Mobile) has resulted in longer development cycles, higher development expenditures and the need to more carefully monitor and plan development processes associated with these products.

We cannot be certain that we will be able to meet planned release dates for some or all of our new titles or title versions. In the past, we have experienced significant delays in our introduction of some new titles and title versions. For instance, we experienced a delay in our annual release of Membership Plus® 2007, which had been scheduled to commence shipping in February 2006 but which, due to delays associated with the loss of one of our key developers, commenced shipping in October 2006. It is likely in the future that delays will continue to occur and that some new titles or title versions will not be released in accordance with our internal development schedule, having a negative impact on our business, our financial condition, including liquidity and profitability, and our results of operations in that period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revenues”.

We have experienced, and may continue to experience, reduced revenues and fluctuations in our quarterly operating results due to the limited life cycle of certain of our products.

The average life cycle of a new consumer software title ranges anywhere from a few years to indefinitely, and the average life cycle of a new title version ranges anywhere from twelve to eighteen months, making our revenue and operating results difficult to predict and susceptible to substantial fluctuations from quarter to quarter.  While there can be no assurance, we expect, based on historical experience, that a majority of sales for a new title or title version will occur within the first thirty to one hundred twenty days following its release, and that net revenue associated with the initial introduction will generally account for a disproportionately large percentage of total net revenue over the life of the title or title version.  For example, our QuickVerse® 2006 began shipping in September 2005, nine months following the release of QuickVerse® 2005 and three months following the release of QuickVerse® 2005 Platinum, resulting, we believe, in a product market overlap that ultimately led to fewer customer upgrades upon our initial release of QuickVerse® 2006.  Furthermore, factors such as competition, market acceptance, seasonality and technological developmental and/or promotional expenses associated with a title or title version can shorten the life cycle of older titles and title versions and increase the importance of our ability to regularly release new titles and title versions. Consequently, if net revenue in a given period is below expectation, our business, our financial condition, including liquidity and profitability, and our results of operations for that period are likely to be negatively affected, as has repeatedly occurred in the past.

Product returns, price protections or price concessions that exceed our anticipated reserves could result in worse than expected operating results.

In relation to our retail sales, at the time we ship our products we establish reserves, including reserves that estimate the potential for future product returns and price concessions.  In the past, particularly during title version transitions, we have had to increase price concessions to our wholesale retail customers.  If consumer demand for a specific title or title version falls below expectations or significantly declines below previous rates of retail sell-through, then a price concession or credit may be requested by our wholesale retail customers to spur further retail channel sell-through. Coupled with more competitive pricing, if product returns, price protections or price concessions exceed our reserves the magnitude of quarterly fluctuations will increase and our operating and financial results will be negatively impacted. Furthermore, if we incorrectly assess the creditworthiness of any one of our wholesale customers who take delivery of our products on credit, we could be required to significantly increase reserves previously established.

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

We may not have available funds to develop products that customers want.

The Bible-study, faith-based content and productivity software markets are subject to rapid technological developments. Although the life of most of our titles may be quite long, the life of any given version tends to be relatively short, in many cases less than three years. To develop products that consumers and organizations desire, we must continually improve and enhance our existing products and technologies and develop new products and technologies that incorporate these technological developments. Our inability to do this would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

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

Our costs for product development for the fiscal year ended December 31, 2007 were lower than the fiscal year ended December 31, 2006; however, we anticipate our product development costs will increase in the future as a result of the higher costs associated with releasing more software titles or new title versions across multiple user interface platforms, and the complexity of developing such titles and title versions for next-generation systems, among other reasons. We anticipate that our profitability will continue to be impacted by the levels of research and development expenditures relative to revenue and by fluctuations relating to the timing of development in anticipation of future user interface platforms.

The loss of any of our key executives could have a material adverse effect on our business.

Our success depends to a large degree upon the skills of our four key executives, Steven Malone, Kirk R. Rowland, William Terrill and Brittian Edwards. We presently do not maintain key person life insurance on any of our four key executives. Although we have employment agreements with each of our four key executives, there can be no assurance that we will be able to retain these executives or attract and retain additional key executives.  The loss of any one of our four key executives would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Management – Directors and Executive Officers”.

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

Our copyrighted software content and the brand recognition associated with our related product trademarks are the most important assets that we possess in our ability to generate revenues and profits, and we rely very significantly on these intellectual property assets in being able to effectively compete in our market.  There can be no assurance that these intellectual property assets will provide meaningful protection to us from unauthorized use by others, which could result in an increase in competing products and a reduction in our own sales.  If we must pursue litigation in the future to enforce or otherwise protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely have to make substantial expenditures and divert valuable resources in any case.  This is particularly true given the fact that the copyrights that we own to the source code and other improvements made to our largest-selling product since 1999 has not been registered, which means that we may not rely upon the otherwise existing advantage of a rebuttable presumption of ownership in the event of, and in connection with, any such litigation. See “Description of Business – Intellectual Property”.

Our exclusive rights to publish and sell our largest-selling titles are limited to non-secular channels.

Approximately 79% of our revenues in 2007, including those generated from sales of QuickVerse®, by far our largest selling software title, was derived from the publication and sale of software titles to which we have only the exclusive license to publish and sell into non-secular channels. Although, as of the date hereof, we do not believe that any third parties have been granted rights in addition to our own to publish or sell these titles into secular channels, and we believe that, even if this has occurred or should occur in the future, the barriers to entry created by the extensive developments that we have made and now own to these otherwise licensed titles would make it practically infeasible for any third party to effectively compete with us in relation to these products in any market, there can be no assurance that one or more competitors will not emerge at some point or that they will not adversely impact our sales and revenues. See “Description of Business – Intellectual Property”.

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

Revenue from our consumer products varies due to the seasonal nature of consumer software purchases.

Our consumer products business is highly seasonal. More than 50% of our annual sales in this category are expected to occur in the five months of September through January; the five months of April through August have historically been our weakest, typically generating less than 30% of our annual sales. The seasonal pattern in this regard is due primarily to the increased consumer demand for software during the year-end holiday selling season and the reduced demand for software during the summer months.  Historically, our revenues have varied significantly and been materially affected by releases of popular titles and title versions and, accordingly, may not necessarily reflect the seasonal patterns of the industry as a whole. Although we believe that a shifting strategy toward more business-oriented products over time is likely to reduce the seasonality of our business generally, we expect that operating results will continue to fluctuate seasonally to some degree for the foreseeable future.

RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK

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

The volatility of our common stock is illustrated by reference to the fact that, during fiscal year 2007, our trading price fluctuated from a low of $0.03 to a high of $0.08 per share.

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

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
FindEx.com Inc.

We have audited the accompanying consolidated balance sheets of FindEx.com Inc. and subsidiaries as of December 31, 2007 & 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FindEx.com Inc. and subsidiaries as of December 31, 2007 & 2006 and the results of operations and cash flows for the years ended December 31, 2007 & 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ BRIMMER, BUREK & KEELAN LLP
Brimmer, Burek & Keelan LLP

Tampa, Florida
April 14, 2008

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,134,547	$48,672
Accounts receivable, trade, net	236,301	318,000
Inventories	93,852	145,344
Deferred income taxes, net	34,800	98,800
Other current assets	100,826	114,362
Total current assets	1,600,326	725,178
Property and equipment, net	56,214	86,638
Intangible assets, net	979,011	1,750,464
Deferred income taxes, net	---	443,600
Restricted cash	40,000	---
Other assets	52,860	49,965
Total assets	$2,728,411	$3,055,845

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$67,591	$210,318
Accrued royalties	587,692	649,763
Accounts payable, trade	627,720	657,971
Accounts payable, related parties	75,302	35,289
Derivatives	906,274	526,868
Other current liabilities	350,312	350,793
Total current liabilities	2,614,891	2,431,002
Long-term debt, net	11,877	79,468
Deferred income taxes, net	34,800	1,100
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively	---	---
Common stock, $.001 par value
120,000,000 shares authorized,
52,250,817 and 49,788,317 shares issued and outstanding, respectively	52,251	49,788
Paid-in capital	7,715,081	7,592,884
Retained (deficit)	(7,700,489)	(7,098,397)
Total stockholders’ equity	66,843	544,275
Total liabilities and stockholders’ equity	$2,728,411	$3,055,845

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2007	2006

Revenues, net of reserves and allowances	$3,165,401	$3,742,751
Cost of sales	1,352,794	1,755,400
Gross profit	1,812,607	1,987,351
Other operating income and expenses:
Sales and marketing expenses	777,010	776,925
General and administrative expenses	2,006,425	2,262,745
Gain on sale of software product line	(1,300,349)	---
Total other operating income and expenses	1,483,086	3,039,670
Income (loss) from operations	329,521	(1,052,319)
Gain (loss) on fair value adjustment of derivatives	(379,406)	1,535,594
Other adjustments	---	(49,314)
Other income	29,040	4,238
Interest expense	(39,947)	(77,097)
Income (loss) before income taxes	(60,792)	361,102
Income tax (provision) benefit	(541,300)	292,598
Net income (loss)	$(602,092)	$653,700

Earnings (loss) per share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

Weighted average shares outstanding:
Basic	50,861,639	49,223,299
Diluted	50,861,639	50,023,319

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2005	48,619,855	$48,620	$7,461,424	$(7,752,097)	$(242,053)
Common stock issued for services	1,168,462	1,168	100,332	---	101,500
Common stock warrant issued for services	---	---	7,958	---	7,958
Common stock warrant issued for short-term note	---	---	4,993	---	4,993
Employee stock options granted	---	---	18,177	---	18,177
Net income, December 31, 2006	---	---	---	653,700	653,700
Balance, December 31, 2006	49,788,317	$49,788	$7,592,884	$(7,098,397)	$544,275
Common stock issued for services	1,162,500	1,163	42,837	---	44,000
Common stock issued for cash	1,300,000	1,300	31,200	---	32,500
Common stock warrant issued for services	---	---	48,160	---	48,160
Net loss, December 31, 2007	---	---	---	(602,092)	(602,092)
Balance, December 31, 2007	52,250,817	$52,251	$7,715,081	$(7,700,489)	$66,843

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2007	2006

Cash flows from operating activities:
Cash received from customers	$3,219,742	$3,795,288
Cash paid to suppliers and employees	(3,128,184)	(3,188,469)
Other operating receipts	19,130	274
Interest paid	(39,579)	(75,598)
Interest received	4,013	791
Taxes refunded	2,050	5,764
Net cash provided by operating activities	77,172	538,050
Cash flows from investing activities:
Acquisition of property and equipment	(16,639)	(26,807)
Proceeds from sale of property and equipment	4,334	9,264
Proceeds from sale of software product line	1,675,000	---
Cash paid for tradename	(25,000)	---
Software development costs	(396,220)	(491,073)
Website development costs	(13,769)	(8,371)
Deposits paid	(41,189)	---
Net cash provided (used) by investing activities	1,186,517	(516,987)
Cash flows from financing activities:
Payments made on long-term notes payable	(210,314)	(91,951)
Proceeds from issuance of common stock	32,500	---
Proceeds from convertible notes payable	---	150,000
Payments made on convertible notes payable	---	(150,000)
Net cash (used) by financing activities	(177,814)	(91,951)
Net increase (decrease) in cash and cash equivalents	1,085,875	(70,888)
Cash and cash equivalents, beginning of year	48,672	119,560
Cash and cash equivalents, end of year	$1,134,547	$48,672

Reconciliation of net income (loss) to cash flows from operating activities:
Net income (loss)	$(602,092)	$653,700
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Software development costs amortized	381,941	706,445
Stock and warrants issued for services	72,160	67,670
Provision for (recovery of) bad debts	26,250	(3,858)
Depreciation & amortization	537,023	579,987
(Gain) on sale of software product line	(1,300,349)	---
(Gain) on disposal of property and equipment	(1,361)	(3,173)
(Gain) loss on fair value adjustment of derivatives	379,406	(1,535,594)
Change in assets and liabilities:
Decrease in accounts receivable	34,683	91,238
Decrease in inventories	41,669	69,260
Decrease in refundable taxes	---	5,764
Decrease (increase) in prepaid expenses	13,538	(20,313)
(Decrease) increase in accrued royalties	(62,071)	177,215
(Decrease) increase in accounts payable	(11,021)	145,177
Increase (decrease) in income taxes payable	2,050	(780)
Increase (decrease) in deferred taxes	541,300	(291,818)
Increase (decrease) in other liabilities	24,046	(102,870)
Net cash provided by operating activities	$77,172	$538,050

See accompanying notes.

Findex.com, Inc.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CONCENTRATIONS

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents at well-known, quality financial institutions. We currently maintain our cash balances in one financial institution located in Omaha, Nebraska. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The maximum loss that would have resulted from that risk totaled $1,119,557 and $-0- at December 31, 2007 and 2006, respectively, for the excess of the deposit liabilities reported by the bank over the amount that would have been covered by federal insurance.

We sell a majority of our products to consumers through distributors, Christian bookstores, Internet and direct marketing efforts. Although we attempt to prudently manage and control accounts receivable and perform ongoing credit evaluations in the normal course of business, we generally require no collateral on our product sales. During 2007, we incurred sales transactions with approximately 19,000 consumers and 450 retail bookstores and distributors.  Our top five retail customers in aggregate accounted for 33% and 23% of gross sales for the years ended December 31, 2007 and 2006, respectively. Only one retail customer accounted for more than 10% of gross sales (11.2% and 10.4%, respectively) in the years ended December 31, 2007 and 2006. Accounts receivable relating to this retail customer was $-0- and $3,584 as of December 31, 2007 and 2006, respectively.

During the years ended December 31, 2007 and 2006, we derived 72% and 65%, respectively, of our total revenue from sales of QuickVerse®, 21% and 27%, respectively, from sales of Membership Plus®, and 7% and 8%, respectively, from sales of other software titles.

During the years ended December 31, 2007 and 2006, four vendors provided purchases individually of 10% or more of the total product and material purchases as follows: Vendor A (cd replicator) accounted for 15% and 19%, respectively, Vendor B (printer) accounted for 20% and 19%, respectively, Vendor C (retail boxes) accounted for 22% and 20%, respectively, and Vendor D (fulfillment) accounted for 7% and 17%, respectively. Accounts payable relating to Vendors A, B, C, and D were $1,650 and $12,161, $13,418 and $13,160, $18,312 and $26,819, and $785 and $4,493, as of December 31, 2007 and 2006, respectively.

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

SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a “beta” version for testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months), or (ii) the ratio of current revenues to total projected product revenues.

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

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $139,281 and $190,726 for the years ended December 31, 2007 and 2006, respectively.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in other assets on our consolidated balance sheets, were $122,351 and $108,582, less accumulated amortization of $84,635 and $72,571 at December 31, 2007 and 2006, respectively.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during 2007 or 2006 and maintain a reserve for rebate claims remaining unpaid from 2000 and 2001.

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

Sales Taxes

We record the amounts we charge our customers for sales taxes assessed by state and local governments on the sale of our software products and related shipping charges, as appropriate, on the net basis.  As such, we report the taxes collected as a liability on our balance sheet and do not include them in product revenue in our consolidated statements of operations.

Customer Service and Technical Support

Customer service and technical support costs include the costs associated with performing order processing, answering customer inquiries by telephone and through websites, email and other electronic means, and providing technical support assistance to our customers. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. The technical support is provided within one year after the associated revenue is recognized and free product enhancements (bug fixes) are minimal and infrequent. We accrue the estimated cost of providing this free support upon product shipment and record it as cost of sales.

ADVERTISING

Advertising costs, including direct response advertising costs, are charged to operations as incurred. We have determined that direct response advertising costs are insignificant. Total advertising costs included in “Sales and marketing expenses” in the Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 were approximately $175,000 and $184,000, respectively.

STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. Accordingly, prior years were not restated. SFAS No. 123(R) requires that we measure the cost of the employee services received in exchange for an award for equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period. It also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) will be presented in the Consolidated Statements of Cash Flows as a financing (rather than as operating) cash flow.  Realized windfall tax benefits are credited to paid-in capital in the Consolidated Balance Sheets.  Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the assumptions noted in the following table. Expected volatilities are based on implied volatilities from historical volatility of our stock.  We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

2006
Expected volatility	193%
Expected dividend yield	0.00%
Expected term (in years)	3.00
Risk-free interest rate	4.61%

We maintain a policy of issuing authorized but unissued shares of common stock to satisfy share option exercises.

The fair value of each warrant issued is estimated on the date of grant using the Black-Scholes option-pricing model that used the assumptions noted in the following table.

	2007	2006
Expected volatility	110%	196%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	3.00	3.00
Risk-free interest rate	4.85%	4.91%

We maintain a policy of issuing authorized but unissued shares of common stock to satisfy warrant exercises.

LEGAL COSTS RELATED TO LOSS CONTINGENCIES

We accrue legal costs expected to be incurred in connection with a loss contingency as they occur.  We did not accrue any legal costs related to a loss contingency during the years ended December 31, 2007 and 2006.

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

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

For the Year Ended December 31	2007	2006
Numerator:
Net Income (loss)	$(602,093)	$653,700

Denominator:
Denominator for basic per share amounts – weighted average shares	50,861,639	49,223,299
Dilutive effect of:
Stock options	---	670,180
Warrants	---	129,840
Denominator for diluted per share amounts - weighted average shares	50,861,639	50,023,319

The calculations of earnings (loss) per share for 2007 and 2006 excluded the impact of the following potential common shares as their inclusion would be anit-dilutive:

For the Year Ended December 31	2007	2006
Stock options	3,060,000	2,230,000
Warrants	23,850,000	23,168,493
Total weighted average anti-dilutive potential common shares	26,910,000	25,398,493

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

RECENTLY ISSUED PRONOUNCEMENTS

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations . SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated financial statements.

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.   SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the potential impact, if any, of the provisions of SFAS No. 159 on its consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to provide enhanced guidance for using fair value to measure assets and liabilities.  The standard also expands disclosure requirements for assets and liabilities measured at fair value, how fair value is determined, and the effect of fair value measurements on earnings.  The standard applies whenever other authoritative literature requires, or permits, certain assets or liabilities to be measured at fair value, but does not expand the use of fair value.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. Management is currently evaluating the potential impact, if any, of the provisions of SFAS No. 157 on its consolidated financial statements.

Uncertain Tax Positions

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48) to clarify what criteria must be met prior to recognition of the financial statement benefit, in accordance with SFAS No. 109, of a position taken in a tax return.  The provisions of the final interpretation apply broadly to all tax positions taken by an enterprise, including the decision not to report income in a tax return or the decision to classify a transaction as tax exempt.  The prescribed approach is based on a two-step benefit recognition model.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based on the technical merits and without consideration of detection risk, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize.  The amount of the benefit to recognize is measured as the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement.  The tax provision must be derecognized when it is no longer more likely than not of being sustained.  The interpretation also provides guidance on recognition and classification of related penalties and interest, classification of liabilities, and disclosures of unrecognized tax benefits.  The change in net assets, if any, as a result of applying the provisions of this interpretation is considered a change in accounting principle with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of retained earnings in the period of transition.  The final interpretation is effective for the first annual period beginning after December 15, 2006, with earlier application encouraged. We adopted FIN No. 48 as of January 1, 2007. See Note 6 for further discussion of the impact of the adoption.

RECLASSIFICATIONS

Certain accounts in our 2006 financial statements have been reclassified for comparative purposes to conform with the presentation in our 2007 financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. However, as of December 31, 2007 and 2006, we had negative working capital of $1,014,565 and $1,705,824, respectively, and had an accumulated deficit of $7,700,489 and $7,098,397, respectively. Although these factors raise substantial doubt about our ability to continue as a going concern, we have taken several actions to mitigate the risk that we will be unable to continue as a going concern through December 31, 2008. These actions include relying on the approximately $1,100,000 cash reserve from the sale of our Membership Plus product line and pursuing mergers and acquisitions (See Note 16) that will provide profitable operations and positive operating cash flow.

NOTE 3 – BALANCE SHEET DETAILS

Details of certain balance sheet captions are as follows:

Year ended December 31,	2007	2006
Accounts receivable, trade, net:
Gross trade accounts receivable	$238,301	$329,000
Less: allowance for doubtful accounts	(2,000)	(11,000)
Net accounts receivable, trade	$236,301	$318,000

Allowance for doubtful accounts:
Beginning balance	$11,000	$78,000
Bad debts provision (included in Sales and marketing expenses)	26,250	(3,858)
Accounts written off	(35,965)	(70,548)
Collection of accounts previously written off	715	7,406
Ending balance	$2,000	$11,000

Inventories, net:
Raw materials	$66,022	$83,702
Finished goods	42,230	61,642
Less: reserve for obsolete inventory	(14,400)	---
Net inventories	$93,852	$145,344

Reserve for obsolete inventory:
Beginning balance	$	---	$	---
Provision for obsolete inventory		19,121		---
Obsolete inventory written off		(4,721)		---
Ending balance		$14,400	$	---

Other current assets:
Other receivable	$4,536	$38,392
Prepaid expenses	96,290	75,970
Total other current assets	$100,826	$114,362

Property and equipment, net:
Computer equipment	$84,477	$76,004
Computer software	83,082	78,738
Office equipment	43,655	61,831
Office furniture and fixtures	70,198	75,748
Warehouse equipment	5,958	4,659
Total property and equipment	287,370	296,980
Less: accumulated depreciation	(231,156)	(210,342)
Net property and equipment	$56,214	$86,638

At December 31, 2007 and 2006, Office equipment contained telephone equipment under a capital lease obligation with a cost basis of $51,788. See Notes 5 and 11.

Intangible assets, net:
Software license agreement, net
Cost	$4,012,753	$5,135,574
Less: accumulated amortization	(3,425,915)	(3,876,805)
Net software license agreement	$586,838	$1,258,769
Capitalized software development costs, net
Capitalized costs	$1,997,301	$1,714,882
Less: accumulated amortization	(1,605,128)	(1,223,187)
Net capitalized software development costs	$392,173	$491,695
Net intangible assets	$979,011	$1,750,464

Amortization related to the software license agreement, included in General and administrative expenses on our Consolidated Statements of Operations, was $480,870 and $503,508 for the years ended December 31, 2007 and 2006, respectively. Amortization expense is expected to be $391,225 for 2008 and $195,613 for 2009, at which time the license will be fully amortized.

Amortization for the capitalized software development costs, included in Cost of sales on our Consolidated Statements of Operations, was $381,941 and $706,445 for the years ended December 31, 2007 and 2006, respectively.

Other current liabilities:
Accrued payroll	$158,598	$174,257
Reserve for sales returns	95,009	97,603
Other accrued expenses	96,705	78,933
Total other current liabilities	$350,312	$350,793

Reserve for sales returns:
Beginning balance	$97,603	$125,492
Return provision – sales	511,100	399,500
Return provision – cost of sales	(76,665)	(59,925)
Returns processed	(437,029)	(367,464)
Ending balance	$95,009	$97,603

NOTE 4 – DERIVATIVES

At December 31, 2007 and 2006, the derivative liability consisted of the following:

	2007		2006
Warrant A	$	---	$2,692
Warrant B		498,113	276,755
Warrant C		408,161	247,421
Derivatives		$906,274	$526,868

In May 2004, we issued a 3-year warrant (Warrant A) to purchase up to 600,000 shares of our common stock to a consultant. This warrant has been accounted for as a liability according to the guidance of EITF 00-19 and EITF 00-19-2.  This warrant expired unexercised.

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

	Warrant B	Warrant C
Expected term – years	1.86	1.86
Stock price at December 31, 2007	$0.06	$0.06
Expected dividend yield	0%	0%
Expected stock price volatility	212%	212%
Risk-free interest rate	2.98%	2.98%

The warrants are revalued at each balance sheet date by using the parameters above, reducing the expected term to reflect the passing of time, and using the stock price at the balance sheet date. Net fair value adjustments of  ($379,406) and $1,535,594 have been included in other income (expenses) on the consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively.  These warrants were cancelled subsequent to December 31, 2007. See Note 16.

NOTE 5 – DEBT

In July 2006, we entered into a loan agreement with an individual for $150,000. The agreement bore interest at a rate of 10% per thirty-day period and carried an original due date of September 18, 2006.  On September 19, 2006, for additional consideration of $750, we entered into a modification and extension agreement which extended the repayment term of the balance of the outstanding principal under the loan, as well as the interest payable thereon, until October 20, 2006.  The loan was paid in full on October 19, 2006.  The loan agreement was secured by a first priority security interest in all of our assets, including the intellectual property comprising the software products upon which we are dependent for revenue, and was convertible, together with any accrued interest thereon, into restricted shares of our common stock at a conversion price equal to $0.07 per share.  In further consideration, we issued the lender a 3-year common stock purchase warrant to acquire up to an aggregate of 100,000 restricted shares of common stock at an exercise price of $0.07 per share.  See Note 7.

At December 31, 2007 and 2006, long-term debt consisted of the following:

	2007	2006
Capital lease obligation payable to a corporation due November 2009 in monthly installments of $1,144, including interest at 11.7%. Secured by telephone equipment. See Notes 3 and 11.	$23,468	$33,786

Unsecured term note payable to a shareholder due March 2008 in monthly installments of $10,000, plus interest at 8%, through April 2007, and monthly installments of $20,000, plus interest at 8%, beginning May 2007. See Notes 9 and 14.	56,000	256,000
Total Long-term debt	79,468	289,786
Less: Current maturities	(67,591)	(210,318)
Long-term debt, net	$11,877	$79,468

Principal maturities at December 31, 2007 are as follows:

2008	$67,591
2009	11,877
Total	$79,468

NOTE 6 – INCOME TAXES

The provision (benefit) for taxes on income from continuing operations for the years ended December 31, 2007 and 2006 consisted of the following:

	2007		2006
Current:
Federal	$	---	$	---
State		---		(780)
Net current income tax expense (benefit)		---		(780)
Deferred:
Federal		542,100		(273,882)
State		(800)		(17,936)
Net deferred income tax expense (benefit)		541,300		(291,818)
Total tax provision (benefit)		$541,300		$(292,598)

The provisions for income taxes differ from the amounts computed by applying the federal statutory rate due to the following:

	2007	2006
Expense (benefit) at Federal statutory rate – 34%	$(20,669)	$122,775
State tax effects, net of Federal taxes	(28)	608
Nondeductible expenses	131,004	4,933
Nontaxable income	---	(524,689)
Deferred tax asset valuation allowance	430,993	103,775
Income tax expense (benefit)	$541,300	$(292,598)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our total and net deferred tax assets, deferred tax asset valuation allowances and deferred tax liabilities at December 31, 2007 and 2006 are as follows:

For the year ended December 31, 2007	Federal	State	Total
Current Deferred Income Taxes
Accrued expenses, reserves, other items	$104,600	$200	$104,800
Operating loss carryforwards	169,700	300	170,000
Total current deferred income tax asset	274,300	500	274,800
Less: Valuation allowance	(239,700)	(300)	(240,000)
Deferred income tax asset, net	$34,600	$200	$34,800

Non-current Deferred Income Taxes
Property and equipment and state deferred tax liabilities	$2,700	$4	$2,704
Operating loss carryforwards	2,490,300	4,010	2,494,310
Total non-current deferred income tax asset	2,493,000	4,014	2,497,014
Less: Valuation allowance	(2,177,600)	(2,214)	(2,179,814)
Deferred income tax asset, net	315,400	1,800	$317,200
Capitalized development costs	(133,060)	(700)	(133,760)
Software license fees	(196,480)	(1,130)	(197,610)
Other items	(20,460)	(170)	(20,630)
Deferred income tax liability	(350,000)	(2,000)	$(352,000)
Deferred income tax liability, net	$(34,600)	$(200)	$(34,800)

For the year ended December 31, 2006	Federal	State		Total
Current Deferred Income Taxes
Accrued expenses, reserves, other items	$97,400		$700	$98,100
Operating loss carryforwards	169,600		---	169,600
Total current deffered income tax asset	267,000		700	267,700
Less: Valuation allowance	(168,500)		(400)	(168,900)
Deferred income tax asset, net	$98,500		$300	$98,800

Non-current Deferred Income Taxes
Property and equipment and state deferred tax liabilities	$2,050	$	---	$2,050
Operating loss carryforwards	2,900,350		6,300	2,906,650
Total non-current deferred income tax asset	2,902,400		6,300	2,908,700
Less: Valuation allowance	(1,831,500)		(2,700)	(1,834,200)
Deferred income tax asset, net	1,070,900		3,600	$1,074,500
Capitalized development costs	(201,800)		(1,500)	$(203,300)
Software license fees	(423,500)		(3,200)	(426,700)
Other items	(2,000)		---	(2,000)
Deferred income tax liability	(627,300)		(4,700)	$(632,000)
Deferred income tax asset, net	$443,600
Deferred income tax liability, net			$(1,100)

A valuation allowance has been recorded primarily related to tax benefits associated with income tax operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable. The valuation allowance for deferred tax assets was increased by $416,714 and $83,591 during the years ended December 31, 2007 and 2006, respectively.

At December 31, 2007, we had available net operating loss carryforwards of approximately $7,839,000 for federal income tax purposes that expire in 2026. The federal carryforwards resulted from losses generated in 1996 through 2002, 2005 and 2006. We also had net operating loss carryforwards available from various state jurisdictions ranging from approximately $5,200 to approximately $841,000 that expire in 2021.

We adopted the provisions of FIN No. 48 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. Federal, Nebraska, Iowa and Illinois as our “major” tax jurisdictions. Generally, we remain subject to examination of our 2004 through 2006 U.S. Federal, Nebraska, Iowa and Illinois income tax returns.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN No. 48. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

In August 2007, pursuant to settlement of an agreement with an individual for business consulting services, we committed to issue 500,000 restricted shares of common stock, valued at $0.04, in lieu of cash.  See Note 9.

In November 2007, we committed to issue a total of 100,000 restricted shares of common stock to a company for business development services, at the closing price as of November 19, 2007 ($0.06), in accordance with the terms of an agreement that expires June 30, 2008.  The issuance was valued at $6,000.

COMMON STOCK OPTIONS

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

In July 2006, we issued a 3-year warrant to purchase up to 100,000 restricted shares of our common stock, at a price of $0.07 per share, to an individual, in connection with the issuance of a convertible note payable.  This warrant was valued at $4,997. The value was treated as a discount on debt issued with detachable stock purchase warrants, per APB No. 14, and amortized to interest expense over the original life of the note.  See Note 5.

During 2006, warrants to purchase up to 150,000 restricted shares of our common stock with an average exercise price of $0.01 per share expired unexercised. During the six months prior to and after the warrant expirations, we granted a warrant to purchase up to 300,000 restricted shares of our common stock to the individual for which the warrants expired (see warrant issuance above).

In May 2007, a warrant to purchase up to 600,000 restricted shares of our common stock with an exercise price of $0.15 per share expired unexercised. See Note 4.

In June 2007, a warrant to purchase up to 250,000 restricted shares of our common stock with an exercise price of $0.10 per share expired unexercised.

In July 2007, we amended an agreement with a business development consultant to provide for additional compensation of warrants to purchase up to 2,300,000 shares of common stock at $0.032 per share.  The agreement provides that warrants to purchase up to 1,300,000 shares of common stock vested on August 31, 2007 and warrants to purchase up to 1,000,000 shares of common stock vest on January 1, 2008.  These warrants were valued at $48,160 using the Black-Scholes method and recorded as an expense.  See Note 14.

NOTE 8 – GAIN ON SALE OF SOFTWARE PRODUCT LINE

On October 18, 2007, we sold our Membership Plus software product line to ACS Technologies Group, Inc. for $1,675,000 in cash.  The Membership Plus product line accounted for approximately 25% of our 2007 aggregate revenues through the date of sale and approximately 27% of our 2006 aggregate revenues.  Membership Plus did not qualify as a component as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and therefore has been included in income (loss) from operations on our Consolidated Statements of Operations.

NOTE 9 – OTHER INCOME AND ADJUSTMENTS

As part of the July 19, 2004 financing transaction, we entered into a Registration Rights Agreement pursuant to which we became committed to registering all of the shares issued as part of such transaction, including those issuable under each of two warrants. On November 22, 2004 we filed a registration statement on Form SB-2 covering the shares issued, as well as the shares underlying the warrants. In accordance with the terms of the Registration Rights Agreement, as amended, we had another 150 days, until April 22, 2005, to cause such registration statement to be declared effective by the SEC, with any delays in meeting this obligation resulting in our being liable to the New York based private investment firm in an amount equal to $630,000 per year, pro-rated for the duration of any such delay, which amounts to $1,726 per day. During the year ended December 31, 2006, we accrued a total of $49,314 in penalties under the terms of the Registration Rights Agreement. This has been included in other adjustments on our Consolidated Statements of Operations.  See Notes 5 and 14.

In August 2007, we settled with a consultant for a lump-sum payment of 500,000 restricted shares of our common stock in lieu of cash for approximately 56% of the balance owed. The difference between the balance owed and the settlement amount, totaling $16,000, has been treated as gain from extinguishment of debt and included in other income.

NOTE 10 – STOCK-BASED COMPENSATION

Our 1999 Stock Incentive Plan authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to our directors, officers and other key employees. The plan has been approved by our stockholders and as such, provides certain income tax advantages to employees as provided under Sections 421, 422, and 424 of the Internal Revenue Code. Stock options are granted at an exercise price as determined by our board at the time the option is granted and may not be less than the par value of such shares of common stock. None of the options granted under the plan have been granted with an exercise price less than fair value of the common stock on the date of grant. Stock options vest quarterly over three years and have a term of up to ten years. The plan authorizes an aggregate of 1,500,000 shares of common stock may be issued. We did not grant any options under the plan during 2007 or 2006.

In addition, we issue various forms of stock-based awards including nonqualified stock options and restricted stock awards to directors, officers, other key employees and third-party consultants, outside of the plan. Awards granted outside of the plan have been granted pursuant to equity compensation arrangements that have not been approved by our stockholders. These awards are granted at an exercise price as determined by our board at the time of grant and are not less than the par value of such shares of common stock. None of the options granted outside of the plan have been granted with an exercise price less than fair value of the common stock on the date of grant. Stock options granted outside of the plan vest as determined by our board at the time of grant and have a term of up to ten years. We did not grant any options outside of the plan during 2007 to non-executive employees and granted 850,000 fully-vested options outside of the plan to non-executive employees during 2006.

Activity under our stock option plans is summarized as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,230,000	$0.09
Granted	---	---
Exercised	---	---
Forfeited or expired	(170,000)	$(0.10)
Canceled	---	---
Outstanding at December 31, 2007	3,060,000	$0.09	3.60	$10,000

Exercisable at December 31, 2007	3,060,000	$0.09	3.60	$10,000

There were no non-vested equity instruments at the beginning of the year, end of the year, granted or forfeited during the year.

Warrant activity is summarized as follows:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	23,400,000	$0.37
Granted	2,300,000	$0.03
Exercised	---	---
Forfeited or expired	(850,000)	$(0.14)
Canceled	---	---
Outstanding at December 31, 2007	24,850,000	$0.35	1.63	$70,100

Exercisable at December 31, 2007	23,850,000	$0.36	1.59	$42,100

No other equity instruments were issued during 2007 to acquire goods and services. See Note 7.

NOTE 11 – RENTAL AND LEASE INFORMATION

OPERATING LEASES

We lease office space in Omaha, Nebraska under an operating lease with a third-party with terms extending through May 2012. We are responsible for all taxes, insurance and utility expenses associated with this lease. There is no lease renewal option contained in the lease.

We lease warehouse facilities in Omaha, Nebraska under an operating lease with a third-party with terms extending through June 2010. We are responsible for all taxes, insurance and utility expenses associated with this lease. There is no lease renewal option contained in the lease.

We lease office space in Naperville, Illinois under an operating lease with a third-party with terms extending through March 2009. We are responsible for all insurance expenses associated with this lease.

Rental expense for the years ended December 31, 2007 and 2006 amounted to $93,618 and $101,238, respectively. Rental expenses are included in capitalized software development costs. See Note 1.

At December 31, 2007, the future minimum rental payments required under these leases are as follows:

2008	$90,034
2009	78,993
2010	63,883
2011	54,339
2012	23,335
Total future minimum rental payments	$310,584

CAPITAL LEASES

We lease telephone equipment under a capital lease expiring in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5-year life. Depreciation of the asset under the capital lease is included in depreciation expense for 2007 and 2006.

The following table summarizes property held under capital leases at December 31, 2007:

Office equipment	$51,788
Less: Accumulated depreciation	(32,800)
Net property and equipment under capital lease	$18,988

Future minimum lease payments under capital leases as of December 31, 2007 for each of the next five years and in the aggregate are:

2008	$13,726
2009	12,582
2010	---
Total minimum lease payments	26,308
Less: Amount representing interest	(2,840)
Total obligations under capital lease	23,468
Less: Current installments of obligations under capital lease	(11,591)
Long-term obligation under capital lease	$11,877

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

We did not incur any non-cash investing or financing activities during the years ended December 31, 2007 and 2006, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial statements taken as a whole.

We entered into a license agreement in June 1999 with Parsons Technology, Inc., a subsidiary of TLC, a copy of which has since been assigned to Riverdeep, Inc., the latest licensor-assignee in a succession of assignments that have occurred since the original agreement. The license, as we acquired it in 1999, provided us with the right, for a term of ten years, to publish, use, distribute, sublicense and sell, exclusively worldwide in non-secular channels and non-exclusively in secular channels, a collection of top-selling Christian-related software titles and content owned by Parsons Technology.  In October 2003, we reached settlement in a dispute with The Zondervan Corporation and TLC which extended indefinitely the term of the software license agreement.

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our net operating income (4% total). We accrue this bonus on a quarterly basis. Our management team consists of our Chief Executive Officer (with a base annual salary of $150,000), our Chief Financial Officer (with a base annual salary of $110,000), our Chief Technical Officer (with a base annual salary of $150,000) and our Vice President of Sales (with a base annual salary of $110,000). In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of all accrued base salaries ($23,898 included in accrued payroll at December 31, 2007), bonuses ($12,874 included in accrued payroll at December 31, 2007), and any vested deferred vacation compensation ($34,650 included in accrued payroll at December 31, 2007) for termination by reason of disability. The agreements also provide for severance compensation equal to the then base salary until the later of (i) the expiration of the term of the agreement as set forth therein or (ii) one year, when the termination is other than for cause (including termination by reason of disability). There is no severance compensation in the event of voluntary termination or termination for cause.

In 2003 and 2004, we reduced our reserve for rebates payable based, in part, on our ability to meet the financial obligation of claims carried forward from our last rebate program in 2001. As such, we may have a legal obligation to pay rebates in excess of the liability recorded.

We have included content in QuickVerse, our flagship software product, under contracts with publisher providers that have expired.  We are currently pursuing resolution, however, there is no guarantee that we will be able to secure a new agreement, or an extension, and should any of the publishers demand we cease and desist including their content, the unknown potential negative impact could be material.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

Our executive officers and employees, from time to time, make purchases of materials and various expense items (including business related travel) in the ordinary course of business via their personal credit cards in lieu of a corporate check for COD orders and/or prior to establishment of a line of credit with a vendor. We do not provide our employees or executive officers with corporate credit cards and reimburse these purchases promptly. Accounts payable, related parties, on our Consolidated Balance Sheets, represents these unpaid expense accounts.  These were paid subsequent to year end.

On March 6, 2007, we entered into an agreement for business development advisory services with a consultant who was appointed to fill a vacancy on our Board of Directors on December 14, 2007.  This agreement provides for monthly cash compensation of $5,000, reimbursement for all pre-approved travel expenses related to meetings or work related to service under the agreement, cash compensation of $1,500 per day for any special project work or meetings that require the consultant to travel, and annual compensation of 5% of our fiscal 2007 earnings before interest, taxes, depreciation and amortization (EBITDA) in excess of $500,000 (excluding all non-cash charges).  This agreement was amended on July 9, 2007 to extend the expiration to June 30, 2008 (from March 15, 2008), extend the annual EBITDA bonus to include fiscal 2008, and provide for additional compensation consisting of warrants to purchase up to 2,300,000 shares of common stock at $0.032 per share.  We have accrued $40,784, included in Accounts payable, related parties on our Consolidated Balance Sheets, related to the additional annual compensation provision. See Note 7.

On April 7, 2006, we signed a 2-year, $336,000, 8% promissory note with the New York based institutional investor for payment of unpaid registration rights penalties.  See Notes 5, 9 and 16.

On February 25, 2008, we acquired the FormTool software product line from ORG Professional, LLC, in which one of our outside directors currently has a 5% equity interest.  Despite the ownership interest, the director agreed to forego any direct personal economic benefit to which he would otherwise be entitled as a result of the transaction.  See Note 16.

We had no other transactions with related parties during the years ended December 31, 2007 and 2006.

NOTE 15 – RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We are dependent upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to us, operations could be adversely affected.

NOTE 16 – SUBSEQUENT EVENTS

On February 25, 2008, we acquired the FormTool software product line from ORG Professional, LLC, for 1,000,000 restricted shares of our common stock at the closing price as of February 22, 2008 ($0.04), $100,000 in cash, and $100,000 payable in the form of a 24-month promissory note (monthly installments of $4,166.67), inclusive of simple interest at a 15% annual rate.  One of our outside directors currently owns a 5% equity interest in ORG Professional, LLC, and agreed to forego any direct personal economic benefit to which he would otherwise be entitled, including the restricted shares of our common stock issuable as part of the consideration.

On March 6, 2008, we consummated an agreement with the New York based institutional investor which canceled the outstanding common stock purchase warrants in exchange for a single cash payment of $150,000, resulting in a one-time gain totaling approximately $750,000.  Prior to this transaction, the subject warrants would have permitted the holder to purchase (i) up to 10,937,500 shares of our common stock at a price of $0.18 per share until November 9, 2009, and (ii) up to 10,937,500 shares of our common stock at a price of $0.60 per share.  These warrants were originally issued in July 2004 as part of a private placement transaction and have been accounted for as derivatives according to the guidance of EITF 00-19 and EITF 00-19-2.  As a result of this transaction, these warrants are now null and void for all purposes.  See Note 4.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no previously unreported events under this Item 8 during the fiscal year ended December 31, 2007.

ITEM 8A(T). CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB December 31, 2007, and have determined that such disclosure controls and procedures are effective.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Our Annual Meeting of the Stockholders of Findex.com, Inc. has been rescheduled for August 5, 2008.

There were no reportable events under this Item 8B during the fiscal quarter ended December 31, 2007.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and executive officers and their ages as of April 15, 2008 were as follows:

Name	Age	Position
Steven Malone	41	Director, Chairman of the Board and President
Kirk R. Rowland, CPA	48	Director and Chief Financial Officer
John A. Kuehne, CA	50	Director
Gordon A. Landies	51	Director
William J. Bush, CPA	43	Director
William Terrill	51	Chief Technology Officer
Brittian Edwards	45	Vice President, CBA Sales and Licensing

Steven Malone — Chairman of the Board of Directors, President and Chief Executive Officer

Mr. Malone has served as our President and Chief Executive Officer since March 2001 and as a director and Chairman of the Board since February 2002. Between July 2000 and March 2001, Mr. Malone was Senior Vice President and between June 1999 and July 2000 he was a Vice President. Mr. Malone possesses over twenty years of experience in the computer industry, with the last fourteen focused on software sales. As a National Account Manager from 1992 to 1996 for Grolier Interactive, he was responsible for their largest retail and distribution accounts. As Director of Corporate Sales from 1996 to 1998 for Software Publishing Corporation, he was responsible for the on-going sales growth of premiere corporate products, such as the award winning Harvard Graphics, as well as the introduction of several new products to the corporate marketplace. As Director of Sales from 1998 to1999 for InfoUSA, he was responsible for sales and marketing of InfoUSA’s products to retail, distribution, OEM and corporate accounts.

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

John A. Kuehne, CA – Director

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

Gordon A. Landies – Director

Mr. Landies has served as one of our directors since December 2007.  With over twenty-five years in the computer software industry, Mr. Landies was most recently President of International Microcomputer Software, Incorporated (IMSI).  Mr. Landies helped manage the re-establishment of IMSI from insolvency and a $2 million value to a company with a value of over $120 million when he left in 2006.  Prior to that, Mr. Landies was part of the executive management team of The Learning Company, which had over $850 million in revenue and was owned by Mattel Corporation.  Mr. Landies has successfully engineered numerous mergers, acquisitions, and company spin-offs.

William J. Bush, CPA – Director

Mr. Bush has served as one of our directors since December 2007.  He brings over twenty years of experience in accounting, financial support and business development and he has been actively involved with several early stage internet businesses assisting in company formation, financing and regulatory matters.  Mr. Bush was Chief Financial Officer of ZVUE Corporation from January 2006 through December 2007 (NASDAQ: ZVUE), a leading distributor of user generated content in January 2006.  From 2002 to 2006, Mr. Bush was the Chief Financial Officer and Secretary for International Microcomputer Software, Inc. (OTCBB: IMSI), a developer and distributor of precision design software, content and on-line services. Prior to that he was a Director of Business Development and Corporate Controller for Buzzsaw.com. Mr. Bush was one of the founding members of Buzzsaw.com, a privately held company spun off from Autodesk, Inc. in 1999, focusing on online collaboration, printing and procurement applications.  From 1997 to 1999, Mr. Bush worked as Corporate Controller at Autodesk, Inc. (NASDAQ: ADSK), the fourth largest software applications company in the world.  Mr. Bush began his career in public accounting with Ernst & Young, and later with Price Waterhouse in Munich, Germany.  He received a B.S. in Business Administration from U.C. Berkeley and is a Certified Public Accountant.  He is also a director and chairman of the Audit Committee of Towerstream Corporation (NASDAQ:  TWER), a leading provider of WIMAX services.

William Terrill – Chief Technology Officer

Mr. Terrill rejoined us in July 2002 as our Chief Technology Officer after having been involved with us from July 1999 to July 2000. He has over twenty eight years of experience managing software divisions and technology efforts for us, The Learning Company, Mindscape, and The Software Toolworks. As Vice President of the Parsons Church Division for The Learning Company, from January 1999 to July 1999, Mr. Terrill managed a 30% annual revenue increase and shared responsibilities in the transaction that resulted in our acquiring that division. Mr. Terrill was the Senior Vice President Reference Products Division for Mindscape from 1989 to 1995 managing revenues exceeding $14 million. He has extensive experience managing international software development teams in China, Singapore, United Kingdom, India, and Russia. Mr. Terrill has experience with joint ventures, spin-offs, mergers, IPOs, and corporate acquisitions. In addition, Mr. Terrill has lead software product marketing teams and content/media acquisition efforts for over ten years. As a consultant from 1996 to 1998, Mr. Terrill has extensive experience leading large-scale product development and information technology efforts for Navistar, Nalco Chemical, American Express, Motorola, and IBM Global Services.  From July 2000 to July 2002, Mr. Terrill served as the IT Integration Program Manager for Blue Diamond Joint Venture between Ford Motor Company and International Truck and Engine Corporation.

Brittian Edwards – Vice President of CBA Sales and Licensing

Mr. Edwards has served as our Vice President of CBA Sales and Licensing since July 2004. Mr. Edwards served as our Vice President of Sales from April 2002 to July 2004 and director of Christian Booksellers Association Sales from July 1999 to April 2002. Mr. Edwards has been in the Christian Booksellers Association marketplace for more than twenty years. He began his career in 1988 with LifeWay Christian Resources as LifeWay Christian Stores retail manager. He then worked successfully for Genesis Marketing Group from 1994 to 1995 as a Sales Manager for Texas, Oklahoma, Louisiana and New Mexico. From there he served as a Product Manager for the largest Christian distributor, Spring Arbor, which is now owned by Ingram Book Group. He left Spring Arbor as National Sales Manager in 1998 to become the National Sales Manager for Parsons Technology, then owned by Broderbund.

Board of Directors Committees

On December 14, 2007, our board of directors voted unanimously to fill two existing vacancies on our board of directors. The individuals named to our board of directors included William J. Bush and Gordon A. Landies.  Further, at this time, Mr. Bush and Mr. Landies were each named to serve on one of our two standing committees. Currently our two standing committees comprised of members of our board of directors are our audit committee and our compensation committee.

Since December 2000, our board of directors has maintained an audit committee.  As of April 15, 2008, the audit committee consisted of two members, John Kuehne and William J. Bush.  Mr. Kuehne and Mr. Bush each are considered to be a “financial expert” within the meaning of Item 407(d)(5) of Regulation S-B and each qualifies as an “independent” under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

Since July 2003, we have maintained a compensation committee. We currently have two members, John A. Kuehne and Gordon A. Landies, serving on our compensation committee.

Except as may be provided in our bylaws (incorporated by reference into this Form 10-KSB as Exhibt 3(ii)), we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Code of Ethics

We have adopted the Code of Ethics incorporated by reference as Exhibit 14.1 to this Form 10-KSB for our senior financial officers and the principal executive officer.

Compliance with Section 16(a)

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Officers, directors and greater than ten percent stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they filed. We prepare the Section 16(a) forms on behalf of our executive officers and directors based on the information provided by them.

Based on the information supplied to us and filings made with the SEC, we believe that during the year ended December 31, 2007, no reporting person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation awarded to, earned or paid, for each of the last two fiscal years to our Chief Executive Officer and each of our executive officers earning a total compensation of $100,000 or more during any such fiscal year. Steven Malone has served as our President and Chief Executive Officer since March 2001. William Terrill has served as our Chief Technology Officer since July 2002. Kirk R. Rowland has served as our Chief Financial Officer and director since April 2002. Brittian Edwards has served as our Vice President of CBA Sales and Licensing since July 2004. No other individuals employed by us earned a total compensation in excess of $100,000 during the fiscal year ended December 31, 2007.

Summary Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards($) (a)		Non-equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($) (b)		All Other Compensation ($) (c)	Total ($)
Steven Malone,	2007	$150,000	$3,219	$	---	$	---	$	---		$1,625	$6,044	$160,888
President and Chief Executive Officer	2006	$150,000	$6,632	$	---	$	---	$	---		$650	$5,041	$162,323

William Terrill,	2007	$150,000	$3,219	$	---	$	---	$	---		$5,023	$13,425	$171,667
Chief Technology Officer	2006	$150,000	$6,632	$	---	$	---	$	---		$4,680	$10,872	$172,184

Kirk R. Rowland,	2007	$110,000	$3,219	$	---	$	---	$	---	$	---	$8,783	$122,002
Chief Financial Officer	2006	$110,000	$6,632	$	---	$	---	$	---	$	---	$10,283	$126,915

Brittian Edwards,	2007	$110,000	$3,219	$	---	$	---	$	---		$2,723	$6,397	$122,339
Vice President of CBA Sales and Licensing	2006	$80,000	$3,000	$	---		$2,509	$	---		$2,400	$6,651	$94,560

(a) Represents stock options granted in October 2006. The options carry an exercise price of $0.10 per share with a 3-year life and vested immediately.
(b) Represents accrued deferred compensation from our Simple IRA retirement plan, which allows for those employees who participate to receive an employer's match in contribution funds up to 3% of the employee's annual gross pay.

(c) Represents earnings accrued at the end of each fiscal year for vacation hours earned that would be required to be paid in connection with any termination, including without limitation through retirement, resignation, severance or constructive termination of any such executive officer's employment.

The following table sets forth the outstanding equity awards, specifically unexercised options, stock that has not vested, and equity incentive plan awards, held by the executive officers named in the Summary Compensation Table as of fiscal year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Number of Securities Underlying Unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights that have not Vested ($)
Steven Malone	250,000	---	---	$0.11	July 17, 2011	---	$	---	---	$	---
William Terrill	500,000	---	---	$0.05	June 6, 2012	---	$	---	---	$	---
William Terrill	500,000	---	---	$0.05	June 7, 2013	---	$	---	---	$	---
Kirk R. Rowland	150,000	---	---	$0.11	July 17, 2011	---	$	---	---	$	---
Brittian Edwards	200,000	---	---	$0.11	July 17, 2011	---	$	---	---	$	---
Brittian Edwards	100,000	---	---	$0.10	October 25, 2009	---	$	---	---	$	---

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

We did not grant stock options to our executive officers during the fiscal year ended December 31, 2007. No executive exercised any stock options during the fiscal year 2007.

EMPLOYMENT AGREEMENTS

Mr. Malone is employed by us pursuant to a two-year employment agreement extension, which extension commenced on April 14, 2008, and which is a term extension to the previous employment agreement originally dated July 25, 2003. The original agreement, as amended on April 13, 2007, provided for a base annual salary equal to $150,000 and an annual bonus equal to 1% of income from operations adjusted for other income and interest expense for 2007 and beyond. In the event Mr. Malone is terminated by us for reason other than cause, we are required to pay him his then base salary until the later of (i) the expiration of the employment agreement or (ii) one year. Mr. Malone has agreed to refrain from competing with us for a period of one year following the termination of his employment.

Mr. Terrill is employed by us pursuant to a two-year employment agreement extension, which extension commenced on April 14, 2008, and which is a term extension to the previous employment agreement originally dated June 7, 2002.  The original agreement, as amended on April 13, 2007, provided for a base annual salary equal to $150,000, an annual bonus equal to 1% of income from operations adjusted for other income and interest expense for 2007 and beyond, 500,000 stock options upon his start date at an exercise price of $0.05 per share, and an additional 500,000 stock options upon the one year anniversary of his start date based on performance criteria outlined in a separate agreement. The agreement also included a signing cash bonus of $10,000, which was converted on July 25, 2003 into 250,000 common shares at the market price of $0.04 per share, the quoted trading price on the date the agreement was reached. In the event Mr. Terrill is terminated by us for reason other than cause, we are required to pay him his then base salary until the later of (i) the expiration of the employment agreement or (ii) one year. Mr. Terrill has agreed to refrain from competing with us for a period of one year following the termination of his employment.

Mr. Rowland is employed by us pursuant to a two-year employment agreement extension, which extension commenced on April 14, 2008, and which is a term extension to the previous employment agreement originally dated July 25, 2003.  The original agreement, as amended on April 13, 2007, provided for a base annual salary equal to $110,000 and an annual bonus equal to 1% of income from operations adjusted for other income and interest expense for 2007 and beyond. In the event Mr. Rowland is terminated by us for reason other than cause, we are required to pay him his then base salary until the later of (i) the expiration of the employment agreement or (ii) one year. Mr. Rowland has agreed to refrain from competing with us for a period of one year following the termination of his employment.

DIRECTOR COMPENSATION

Pursuant to authority granted under Article III, Section 13 of our bylaws, non-officer directors are entitled to such compensation as our board of directors shall from time to time determine. On June 29, 2007, we resolved to issue our outside director, John Kuehne, a total of 562,500 shares of common stock valued at $0.032 per share in lieu of cash and meeting fees accrued and earned for the period of October 1, 2006 through June 30, 2007.  On December 14, 2007, our board of directors voted unanimously to fill two existing vacancies on our board of directors. The individuals named to our board of directors included William J. Bush and Gordon A. Landies.

As of the date hereof, we have accrued approximately $13,000 in director’s fees for our outside directors for the period of July 1, 2007 through December 31, 2007.

The following table sets forth the compensation of our outside directors for the fiscal year ended December 31, 2007.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
John Kuehne	$24,000	$	---	$	---	$	---	$	---	$	---	$24,000
Gordon A. Landies (a)	$500	$	---	$	---	$	---	$	---		$138,944	$139,444
William J. Bush	$500	$	---	$	---	$	---	$	---	$	---	$500

(a) All other compensation arises from a consulting agreement which provides for (1) monthly cash compensation that totaled $50,000 earned, (2) $48,160 compensation earned in the form of warrants to purchase up to 2,300,000 shares of our common stock at $0.032 per share and (3) annual compensation of 5% of our fiscal 2007 earnings before interest, taxes, depreciation and amortization (EBITDA) in excess of $500,000 (excluding all non-cash charges) that totaled $40,784 earned.

Mr. Kuehne has served as one of our directors since December 2000. Mr. Kuehne's compensation agreement currently provides for a monthly fee of $1,000 for committee services and a monthly fee of $1,000 for services as a “financial expert” (as defined in Regulation 228.401(e)(1)(i)(A) of Regulation S-B). We currently accrue $2,000 a month for Mr. Kuehne’s services.

Mr. Landies was unanimously voted to serve as one of our directors as of December 14, 2007.  At December 31, 2007, Mr. Landies’ compensation agreement provides for a monthly fee of $1,000 for committee services. We currently accrue $1,000 a month for Mr. Landies’ services.

Mr. Bush was unanimously voted to serve as one of our directors as of December 14, 2007.  At December 31, 2007, Mr. Bush’s compensation agreement provides for a monthly fee of $1,000 for committee services. We currently accrue $1,000 a month for Mr. Bush’s services.

Please refer to Part III, Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters as reported in this annual report on Form 10-KSB for the aggregate number of stock awards and option awards outstanding at fiscal year end 2007 for all of our directors listed above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The tables below set forth information regarding the beneficial ownership of our common stock as of April 15, 2008.  The information in these tables provides the ownership information for:

▪	each person known by us to be the beneficial owner of more than 5% of our common stock;
▪	each of our directors and executive officers; and
▪	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 53,250,817 shares of common stock currently outstanding (reflects a 1-for-50 reverse stock-split of our common stock that occurred in 1997 and a 1-for-20 reverse stock-split of our common stock that occurred on March 18, 1998) and 2,850,000 additional shares potentially acquired within sixty days, for a total of 56,100,817 shares. The address of each person listed is in care of Findex.com, Inc., 620 North 129th Street, Omaha, Nebraska 68154.

Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Barron Partners, LP (1)	20,875,000	37.21%
Common Stock	John A. Kuehne (2)	3,026,657	5.40%
Common Stock	Gordon A. Landies (3)	4,300,000	7.66%

(1) Consists 20,875,000 shares of common stock directly owned.

(2) Consists of stock options to acquire up to 175,000 shares of common stock, all of which are presently exercisable and 2,851,657 shares of common stock directly owned.

(3) Consists of warrants to acquire up to 2,300,000 shares of common stock, all of which are presently exercisable, 1,600,000 shares of common stock directly owned, and 400,000 shares of common stock indirectly owned through children.

Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Steven Malone (1)	2,203,111	3.93%
Common Stock	Kirk R. Rowland (2)	1,819,111	3.24%
Common Stock	John A. Kuehne (3)	3,026,657	5.40%
Common Stock	Gordon A. Landies (4)	4,300,000	7.66%
Common Stock	William J. Bush (5)	150,000	0.27%
Common Stock	William Terrill (6)	1,751,127	3.12%
Common Stock	Brittian Edwards (7)	560,000	1.00%
Common Stock	All officers and directors as a group (7 persons)	13,810,006	24.62%

(1) Consists of stock options to acquire up to 250,000 shares of common stock, all of which are presently exercisable, 1,719,111 shares of common stock directly owned, and stock options to acquire up to 110,000 shares of common stock all of which are presently exercisable and 124,000 shares of common stock indirectly owned through spouse.

(2) Consists of stock options to acquire up to 150,000 shares of common stock, all of which are presently exercisable and 1,669,111 shares of common stock directly owned.

(3) Consists of stock options to acquire up to 175,000 shares of common stock, all of which are presently exercisable and 2,851,657 shares of common stock directly owned.

(4) Consists of warrants to acquire up to 2,300,000 shares of common stock, all of which are presently exercisable, 1,600,000 shares of common stock directly owned, and 400,000 shares of common stock indirectly owned through children.

(5) Consists of 150,000 shares of common stock directly owned.

(6) Consists of stock options to acquire up to 1,000,000 shares of common stock, all of which are presently exercisable and 751,127 shares of common stock directly owned.

(7) Consists of stock options to acquire up to 300,000 shares of common stock, all of which are presently exercisable and 260,000 shares of common stock directly owned.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On March 6, 2008, we entered into and consummated an agreement with Barron Partners, L.P. pursuant to which the outstanding common stock purchase warrants (referenced above) held by Barron Partners, L.P. were immediately canceled in exchange for a single cash payment that was made by us to Barron Partners, L.P. in the amount of $150,000.  As a result of this transaction, these warrants are now null and void for all purposes.

As of the date hereof, Barron Partners, LP owns 39.2% of our outstanding common stock and, subject to the restrictions contained in Article VII, subsection B of our Articles of Incorporation, controls the vote associated with such shares.

On March 6, 2007, we entered into an agreement for business development advisory services with GL Ventures, LLC, which is owned by Gordon Landies and who was appointed to fill a vacancy on our Board of Directors on December 14, 2007.  This agreement provides for monthly cash compensation of $5,000, reimbursement for all pre-approved travel expenses related to meetings or work related to service under the agreement, cash compensation of $1,500 per day for any special project work or meetings that require the consultant to travel, and annual compensation of 5% of our fiscal 2007 earnings before interest, taxes, depreciation and amortization (EBITDA) in excess of $500,000 (excluding all non-cash charges).  This agreement was amended on July 9, 2007 to extend the expiration to June 30, 2008 (from March 15, 2008), extend the annual EBITDA bonus to include fiscal 2008, and provide for additional compensation consisting of warrants to purchase up to 2,300,000 shares of common stock at $0.032 per share.  For the year ended December 31, 2007, we have accrued $40,784 related to the annual EBITDA bonus.

On February 25, 2008 we acquired the FormTool® software product line from ORG Professional, LLC.  Our director, Mr. Landies, currently has a 5% equity interest in ORG Professional, LLC, which ownership interest pre-dated the Asset Acquisition.  Despite the ownership interest, Mr. Landies agreed to forego any direct personal economic benefit to which he would otherwise be entitled as a result of the transaction.

DIRECTOR INDEPENDENCE

We currently have five directors serving on our Board of Directors, Mr. Malone, Mr. Rowland, Mr. Kuehne, Mr. Landies and Mr. Bush.  We are not a listed issuer and, as such, are not subject to any director independence standards.  Using the definition of independence set forth in the rules of the American Stock Exchange, Mr. Kuehne and Mr. Bush would be considered independent directors of the Company.

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

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28
Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008. FILED HEREWITH.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008. FILED HEREWITH.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008. FILED HEREWITH.

14.1	Code of Ethics, adopted by Board of Directors April 15, 2008. FILED HEREWITH.

21.1	Subsidiaries of Findex.com, Inc. as of December 31, 2007. FILED HEREWITH.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated April 15, 2008. FILED HEREWITH.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated April 15, 2008. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated April 15, 2008. FILED HEREWITH.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal independent accountants, Brimmer, Burek & Keelan LLP, for our last two fiscal years.

	2007		2006
Audit Fees (1)		$68,798.00		$57,955.00
Audit-Related Fees	$	---	$	---
Tax Fees	$	---	$	---
All Other Fees (2)		$4,403.00	$	---

(1) Consists of fees for professional services rendered in connection with the audit of our financial statements included in our annual report on Form 10-KSB for the year-ending 2006, and the review of our financial statements included in our quarterly reports on Form 10-QSB for the periods ending March 31, 2007, June 30, 2007, and September 30, 2007.

(2) Consists of fees for professional services rendered in connection with a resale registration statement on Form SB-2 that required updating in order to remain effective.

All audit fees are approved by our audit committee and board of directors.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

By: /s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: April 15, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President and Chief	April 15, 2008
Steven Malone	Executive Officer (principal executive officer)

/s/ Kirk R. Rowland	Director and Chief Financial Officer	April 15, 2008
Kirk R. Rowland	(principal financial and accounting officer)

/s/ John A. Kuehne	Director	April 15, 2008
John A. Kuehne

/s/ Gordon A. Landies	Director	April 15, 2008
Gordon A. Landies

/s/ William J. Bush	Director	April 15, 2008
William J. Bush