Form 10-Q
period 2008-03-31
FINDEX COM INC
filed 2008-05-15
CIK 1089061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-29963

FINDEX.COM, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0379462
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

620 North 129th Street, Omaha, Nebraska	68154
(Address of principal executive offices)	(Zip Code)

(402) 333-1900
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

                                Large accelerated filer [_]                                          Accelerated filer [_]
                                Non-accelerated filer [_] (Do not check if a smaller reporting company)               Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [_] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [_] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 15, 2008, the registrant had outstanding 54,072,725 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED MARCH 31, 2008

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$724,097	$1,134,547
Accounts receivable, trade, net	109,194	236,301
Inventories	93,047	93,852
Other current assets	88,976	135,626
Total current assets	1,015,314	1,600,326
Property and equipment, net	47,928	56,214
Intangible assets, net	1,050,567	979,011
Other assets	106,620	92,860
Total assets	$2,220,429	$2,728,411

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$619,767	$627,720
Accounts payable, related party	51,607	75,302
Accrued royalties	565,859	587,692
Derivative liabilities	---	906,274
Other current liabilities	378,120	417,903
Total current liabilities	1,615,353	2,614,891
Long-term debt, net	51,337	11,877
Deferred income taxes, net	27,775	34,800
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively	---	---
Common stock, $.001 par value
120,000,000 shares authorized,
53,250,817 and 52,250,817 shares issued and outstanding, respectively	53,251	52,251
Paid-in capital	7,754,081	7,715,081
Retained (deficit)	(7,281,368)	(7,700,489)
Total stockholders’ equity	525,964	66,843
Total liabilities and stockholders’ equity	$2,220,429	$2,728,411

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues, net of reserves and allowances	$611,531	$1,155,493
Cost of sales	254,909	495,358
Gross profit	356,622	660,135
Operating expenses:
Sales and marketing	188,143	196,489
General and administrative	510,526	489,866
Total operating expenses	698,669	686,355
Loss from operations	(342,047)	(26,220)
Other income (expenses), net	4,894	(8,830)
Gain on fair value adjustment of derivatives	305,620	26,544
Gain on settlement of derivative liabilities	450,654	---
Income (loss) before income taxes	419,121	(8,506)
Income tax benefit	---	2,825
Net income (loss)	419,121	(5,681)
Retained deficit at beginning of year	(7,700,489)	(7,098,397)
Retained deficit at end of period	$(7,281,368)	$(7,104,078)

Net earnings (loss) per share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted average shares outstanding:
Basic	52,635,432	49,788,317
Diluted	52,635,432	49,788,317

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,	2008	2007

Cash flows from operating activities:
Cash received from customers	$681,510		$1,099,252
Cash paid to suppliers and employees	(784,502)		(899,692)
Other operating activities, net	10,157		(6,996)
Net cash (used) provided by operating activities	(92,835)		192,564
Cash flows from investing activities:
Software development costs	(47,890)		(109,705)
FormTool purchase	(100,000)		---
Deposits paid	---		(40,000)
Other investing activities, net	(13,860)		(4,568)
Net cash used by investing activities	(161,750)		(154,273)
Cash flows from financing activities:
Payment made for settlement of derivative liabilities	(150,000)		---
Payments made on long-term notes payable	(5,865)		(32,469)
Net cash used by financing activities	(155,865)		(32,469)
Net (decrease) increase in cash and cash equivalents	(410,450)		5,822
Cash and cash equivalents, beginning of year	1,134,547		48,672
Cash and cash equivalents, end of period	$724,097		$54,494

Reconciliation of net loss to cash flows from operating activities:
Net income (loss)	$419,121		$(5,681)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Software development costs amortized	90,215		107,419
Depreciation & amortization	109,140		144,538
Bad debts provision	---		5,785
Gain on fair value adjustment of derivatives	(305,620)		(26,544)
Gain on settlement of derivative liabilities	(450,654)		---
Change in assets and liabilities:
Decrease (increase) in accounts receivable	127,108		(92,557)
Decrease (increase) in inventories	805		(12,779)
Decrease in prepaid expenses	50,920		42,956
(Decrease) increase in accrued royalties	(21,833)		96,705
(Decrease) in accounts payable	(31,648)		(95,092)
Increase in income taxes payable	---		2,050
(Decrease) in deferred taxes	---		(2,825)
(Decrease) increase in other liabilities	(80,389)		28,589
Net cash (used) provided by operating activities	$(92,835)		$192,564

Schedule of Noncash Investing and Financing Activities:
Long-term note payable issued for FormTool purchase	$85,934	$	---

Equity issued for FormTool purchase	$40,000	$	---

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The December 31, 2007 condensed consolidated balance sheet was derived from our audited financial statements at that date.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in our Form 10-KSB for the fiscal year ended December 31, 2007.

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

INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives, generally three to ten years.

SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $873,190, less accumulated amortization of $523,343 at March 31, 2008.

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

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $69,038 and $29,581 for the three months ended March 31, 2008 and 2007, respectively, included in general and administrative expenses.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in other assets on our condensed consolidated balance sheets, were $136,211, less accumulated amortization of $84,733 at March 31, 2008.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during the three months ended March 31, 2008 and 2007 and maintain a reserve for rebate claims remaining unpaid from 2000 and 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated financial statements.

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

Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to improve financial reporting about derivative instruments and hedging activities.  The standard requires enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Management is currently evaluating the potential impact, if any, of the provisions of SFAS No. 161

RECLASSIFICATIONS

Certain accounts in our 2007 financial statements have been reclassified for comparative purposes to conform with the presentation in our 2008 financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of March 31, 2008, we had a year-to-date net income of $419,121, and negative working capital of $600,039 and $1,014,565, and an accumulated deficit of $7,281,368 and $7,700,489 as of March 31, 2008 and December 31, 2007, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2008, we have taken several actions to mitigate against this risk. These actions include relying on the approximately $700,000 cash reserve from the sale of our Membership Plus product line and pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 3 – INVENTORIES

At March 31, 2008, inventories consisted of the following:

Raw materials	$57,611
Finished goods	47,836
Less reserve for obsolete inventory	(12,400)
Inventories	$93,047

NOTE 4 – PRODUCT LINE ACQUISITION

On February 25, 2008, we acquired the FormTool software product line from ORG Professional, LLC.  The purchase price of approximately $226,000 was comprised as follows:

Description	Amount
Fair value of common stock	$40,000
Cash	100,000
Promissory note	85,934
Total	$225,934

The fair value of our common stock was determined based on 1,000,000 restricted shares of our common stock issued and priced at the closing price as of February 22, 2008 ($0.04).  See Note 8.

The allocation of the purchase price to the assets acquired based on their estimated fair values was as follows:

Description	Amount
Trademark/Tradename	$67,780
Internet domain names	33,890
Customer list	22,594
Copyrights	67,780
Computer software code	22,594
Distribution agreements	11,296
Total	$225,934

The assets will be amortized over a period of years as follows:

Description	Estimated Remaining Life (years)
Trademark/Tradename/Copyrights	10
Internet domain names	5
Customer list/Computer software code	3
Distribution agreements (remaining contract term)	.33

One of our outside directors currently owns a 5% equity interest in ORG Professional, LLC, and agreed to forego any direct personal economic benefit to which he would otherwise be entitled, including the restricted shares of our common stock issuable as part of the consideration.

NOTE 5 – RESERVES AND ALLOWANCES

At March 31, 2008, the allowance for doubtful accounts included in Accounts receivable, trade, net, consisted of the following:

Balance December 31, 2007	$2,000
Bad debts provision (included in Other operating expenses)	---
Accounts written off	---
Collection of accounts previously written off	230
Balance March 31, 2008	$2,230

At March 31, 2008, the reserve for obsolete inventory included in Inventories consisted of the following:

Balance December 31, 2007	$14,400
Provision for obsolete inventory	3,200
Obsolete inventory written off	(5,200)
Balance March 31, 2008	$12,400

At March 31, 2008, the reserve for sales returns included in Other current liabilities consisted of the following:

Balance December 31, 2007	$95,009
Return provision – sales	60,700
Return provision – cost of sales	(9,105)
Returns processed	(96,809)
Balance March 31, 2008	$49,795

NOTE 6 – DERIVATIVE LIABILITIES

In November 2004, we issued two five-year warrants to purchase up to an aggregate of 21,875,000 shares of our common stock in connection with a certain Stock Purchase Agreement completed with a New York-based private investment partnership on July 19, 2004. The first warrant entitled the holder to purchase up to 10,937,500 shares of our common stock at a price of $0.18 per share, and the second warrant entitled the holder to purchase up to 10,937,500 additional shares of our common stock at a price of $0.60 per share. Each warrant was subject to standard adjustment provisions and each provided for settlement in registered shares of our common stock and may have been, at the option of the holder, settled in a cashless, net-share settlement. These warrants were accounted for as a liability according to the guidance of EITF 00-19 and the fair value of each warrant was determined using the Black-Scholes valuation method.

The warrants were revalued at each measurement date by using parameters existing thereon, reducing the expected term to reflect the passing of time, and using the stock price at the measurement date. Net fair value adjustments included on the condensed consolidated statements of operations were income adjustments of $305,620 and $26,544 for the three months ended March 31, 2008 and 2007, respectively.  Income adjustments generally reflect a decrease in the market price of our common stock between measurement dates whereas expense adjustments would generally reflect an increase in the market price of our common stock between measurement dates.  The income adjustment recorded for the three months ended March 31, 2008 reflects the difference between measurement parameters that existed on March 5, 2008 and December 31, 2007.

On March 6, 2008, we entered into and consummated an agreement with the holder pursuant to which the outstanding common stock purchase warrants held by them, which were subject to derivative treatment, were immediately canceled in exchange for a single cash payment in the amount of $150,000.  As a result of this transaction, these warrants are now null and void for all purposes (See Note 8).  Pursuant to this cancellation, we recorded a gain on the settlement of derivative liabilities in the amount of $450,654, which represents the difference between the cash payment and the Black-Scholes calculated liability as of March 5, 2008.  The warrant cancellation has eliminated 21,875,000 potentially dilutive shares and eliminated the future non-cash effects associated with the volatility of our stock price.

NOTE 7 – DEBT

At March 31, 2008, long-term debt consisted of the following:

Capital lease obligation payable to a corporation due November 2009 in monthly installments of $1,144, including interest at 11.7%. Secured by telephone equipment.	$20,695

Unsecured term note payable to a shareholder due March 2008 in monthly installments of $10,000, plus interest at 8%, through April 2007, and monthly installments of $20,000, plus interest at 8%, beginning May 2007.	56,000

Unsecured term note payable to a limited liability company due February 2010 in monthly installments of $4,167, including simple interest at 15%. See Note 4.	82,842
Total Long-term debt	159,537
Less: Current maturities	(108,200)
Long-term debt, net	$51,337

NOTE 8 – STOCKHOLDERS’ EQUITY

COMMON STOCK

In February 2008, we issued a total of 1,000,000 restricted shares of common stock to a third party, at the closing price as of February 25, 2008 ($0.04), as part of the acquisition of the FormTool software product line. This issuance was valued at $40,000.

COMMON STOCK WARRANTS

In February 2008, warrants to purchase up to 125,000 restricted shares of our common stock with an exercise price of $0.148 per share expired unexercised.

In March 2008, a warrant to purchase up to 10,937,500 shares of our common stock with an exercise price of $0.18 per share and a warrant to purchase up to 10,937,500 shares of our common stock with an exercise price of $0.60 per share were canceled in exchanged for a single cash payment of $150,000.  These warrants are now null and void for all purposes as a result of this transaction.  See Note 6.

NOTE 9 – INCOME TAXES

The provision (benefit) for taxes on net income (loss) for the three months ended March 31, 2008 and 2007 consisted of the following:

For the Three Months Ended March 31,	2008		2007
Federal	$	---	$	---
State		---		---
Net current income tax expense (benefit)		---		---
Federal		---		(2,850)
State		---		25
Net deferred income tax expense (benefit)		---		(2,825)
Total tax provision (benefit)		---		$(2,825)

NOTE 10 – EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing earnings per common share and the average number of shares of dilutive potential common stock:

For the Three Months Ended March 31,	2008	2007
Net income (loss)	$419,121	$(5,681)
Preferred stock dividends	---	---
Net income (loss) available to common shareholders	$419,121	$(5,681)

Basic weighted average shares outstanding	52,635,432	49,788,317
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	52,635,432	49,788,317

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our income from operations adjusted for other income and interest expense (4% total). We accrue this bonus on a quarterly basis. Our management team consists of our Chief Executive Officer (with a base annual salary of $150,000), our Chief Financial Officer (with a base annual salary of $110,000), our Chief Technology Officer (with a base annual salary of $150,000) and our Vice President of Sales (with a base annual salary of $110,000). In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of all accrued base salaries ($13,133 included in Other current liabilities at March 31, 2008), bonuses ($12,874 included in other current liabilities at March 31, 2008), and any vested deferred vacation compensation ($41,652 included in other current liabilities at March 31, 2008) for termination by reason of disability. The agreements also provide for severance compensation equal to the then base salary until the later of (i) the expiration of the term of the agreement as set forth therein or (ii) one year, when the termination is other than for cause (including termination by reason of disability). There is no severance compensation in the event of voluntary termination or termination for cause.  See Note 13.

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

NOTE 12 – RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We depend upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making materials available to us, operations could be adversely affected.

NOTE 13 – SUBSEQUENT EVENTS

In April 2008, we committed to issue a total of 678,571 restricted shares of common stock to our outside directors, at the closing price as of April 14, 2008 ($0.042), in lieu of cash payments of amounts accrued for their services as members of our board from the period of July 1, 2007 through March 31, 2008. This issuance was valued at $28,500.

In April 2008, we committed to issue a total of 143,337 restricted shares of common stock to three members of our management team, at the closing price as of April 14, 2008 ($.042), in lieu of cash payment, net of appropriate tax withholdings, of the amounts accrued for their 2007 bonus.  This issuance was valued at $6,020.  See Note 11.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Findex.com, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

This information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this quarterly report, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

Description of Business

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

Management Overview

During the first quarter of 2008, we continued to concentrate on our core product, QuickVerse®. While there were no new products or content releases related to our QuickVerse® product line during the first quarter of 2008, our development team continued to work on a number of projects which, although there can be no assurance, are scheduled to be released during the second quarter of 2008.  In addition, we continued to move forward with our new strategy on building a significantly more diverse line of product titles as well as our technology platform and infrastructure in order to become a principally Webcentric provider of software solutions, content, and online products.  During February 2008, we acquired FormTool.com and the FormTool® line of products.  The FormTool® product line offers quality, professionally designed forms for business, accounting, construction, sales, real estate, human resources and personal organization needs.  Although there can be no assurance, during the second quarter of 2008, we expect to re-launch the FormTool.com website as an online marketplace for purchasing the FormTool® product line, as well as a one-stop shop for finding, purchasing and downloading customizable forms for a wide range of business and consumer needs.

Results of Operations for Quarters Ending March 31, 2008 and March 31, 2007

Statements of Operations for Quarters Ending March 31,	2008	2007	Change
Net revenues	$611,531	$1,155,493	$(543,962)
Cost of sales	(254,909)	(495,358)	240,449
Gross profit	$356,622	$660,135	$(303,513)
Sales, marketing and general and administrative expenses	(698,669)	(686,355)	(12,314)
Loss from operations	$(342,047)	$(26,220)	$(315,827)
Other income (expenses)	4,894	(8,830)	13,724
Gain on fair value adjustment of derivatives	305,620	26,544	279,076
Gain on settlement of derivative liabilities	450,654	---	450,654
Income (loss) before income taxes	$419,121	$(8,506)	$427,627
Income tax benefit	---	2,825	(2,825)
Net income (loss)	$419,121	$(5,681)	$424,802

The differing results of operations are primarily attributable to the following:

▪	a decrease in net revenues for the three months ended March 31, 2008 partly attributable to the following:
▪
an overall net decrease in unit sales of our QuickVerse® product line due to a reduction in the perceived value on the part of customers of certain upgrades based on the relative frequency thereof; and

▪ the sale of our Membership Plus® product line during October 2007;
▪	a decrease in cost of sales for the three months ended March 31, 2008 due primarily to decreased royalty costs; and
▪	most notably for the three months ended March 31, 2008:
▪ the recognition of a gain related to the fair value adjustment of derivatives up to the settlement date of March 6, 2008 due to the fluctuation of our stock price; and
▪
the recognition of a gain on settlement of derivative liabilities in relation to warrants issued in November 2004 and which were canceled on March 6, 2008 in exchange for a single cash payment ($150,000) that was less than the fair value of the derivatives on such date.

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating less than 30% of our annual sales.

Revenues

The following table presents our revenues for the three months ended March 31, 2008 and March 31, 2007 and dollar and percentage changes from the prior year.

					Change
Revenues for Three Months Ending March 31,	2008	% to Sales	2007	% to Sales	$	%
Gross revenues	$671,932	100%	$1,270,003	100%	$(598,071)	47%
Less estimated sales returns and allowances	(60,401)	9%	(114,510)	9%	54,109	47%
Net revenues	$611,531	91%	$1,155,493	91%	$(543,962)	47%

During each of the three months ended March 31, 2007 and 2008, our sales efforts were focused on directly targeting end-users through telemarketing and Internet sales.  Our decrease in gross revenues for the three months ended March 31, 2008 was primarily attributed to the sale of our Membership Plus® product line in October 2007. By way of comparison, Membership Plus® product revenue was approximately $360,000 from January through March 2007.  In addition, during the three months ended March 31, 2007 we released an upgrade to our QuickVerse® Macintosh product line whereas there were no new releases during the three months ended March 31, 2008.  Finally, due to increased frequency and consistency in our development schedule, and the annual releases of our flagship product, QuickVerse®, upgrade sales have not been increasing at as rapid a rate as they have in previous years.  Although there can be no assurance, we anticipate that our revenues related to the QuickVerse® product line will increase in the future at rates generally consistent with our industry sector as we continue to expand the content available for our QuickVerse® products, develop new products for multiple platforms, offer our products at a range of price points intended to appeal to various market sub-segments and offer new venues to gain access to the expanded content available for our QuickVerse® customers.

During the three months ended March 31, 2008, we did recognize approximately $4,000 in revenue from the FormTool® product line, which we acquired in February 2008.  We do anticipate our revenues in relation to the FormTool® product line to increase in the near-term based on our anticipated launch of the new and enhanced FormTool.com website during the second quarter of 2008 and our release of an upgrade to the FormTool® desktop product line in late summer 2008.

Due to the sale of our Membership Plus® product line, we anticipate that our reported revenues will experience a substantial decline in the near term.  However, and although there can be no assurance, we are currently pursuing opportunities for strategic product line acquisitions, such as FormTool®, which we are hopeful will enable us to achieve more favorable results of operations than we have historically achieved throughout the period in which we owned the Membership Plus® product line.  Our divestiture of the Membership Plus® product line was driven by a combination of our need to raise cash and a strategic determination to begin a long-term shift in our product lines away from those within the faith-based vertical market and more towards those that extend across business-to-business and consumer segments more generally.

As a percentage of gross revenues, our sales returns and allowances remained stable for the three months ended March 31, 2008 compared to March 31, 2007.  Typically, product returns trend upward after a new version is released as distributors and retail stores return old product in exchange for the new version release. It is our objective release enhanced versions of our biggest-selling products on an annual basis generally going forward, and we anticipate sales returns and allowances as a percentage of gross revenues to decrease over time as a result of increased stability in the functionality of our products, decreasing reliance on retail sales and increasing reliance on direct sales, which have historically resulted in fewer returns, and improved planning in the timing of new product version releases.

Cost of Sales

The following table presents our cost of sales for the three months ended March 31, 2008 and March 31, 2007 and dollar and percentage changes from the prior year.

					Change
Cost of Sales for Three Months Ending March 31,	2008	% to Sales	2007	% to Sales	$	%
Direct costs	$75,742	11%	$138,943	11%	$(63,201)	45%
Less estimated cost of sales returns and allowances	(9,105)	1%	(17,265)	1%	8,160	47%
Amortization of software development costs	90,215	13%	107,419	8%	(17,204)	16%
Royalties	45,222	7%	182,800	14%	(137,578)	75%
Freight-out	34,036	5%	55,415	4%	(21,379)	39%
Fulfillment	18,799	3%	28,046	2%	(9,247)	33%
Cost of sales	$254,909	38%	$495,358	39%	$(240,449)	49%

Cost of sales consists primarily of direct costs, amortization of capitalized software development costs, non-capitalized technical support wages, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, fulfilling and shipping our products.

The net decrease in cost of sales between the three months ended March 31, 2008 and the corresponding period during 2007 is predominately attributable to decreased direct costs resulting from the sale of Membership Plus® and royalties.  As a percentage of gross revenues, direct costs remained stable and we anticipate the same for the future as we continue to keep pace with a more intensive development schedule than we had generally maintained in the past.

Royalties decreased significantly as a percentage of gross revenues for the three months ended March 31, 2008.  Through a realignment of our content mix in the QuickVerse® 2008 versions, we have managed to decrease the royalty rates on our higher end editions (i.e. Deluxe and Platinum). However, our royalty accruals are expected to increase in the future in real terms as sales to new customers increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products. Upgrade sales will remain only subject to royalties on their content additions.

Freight, fulfillment and direct costs as a percentage of gross revenues remained relatively stable and decreased in real terms as a result of our decreased sales volume.  We do anticipate freight costs to increase in the future as a percentage of gross revenues due to the escalating per unit freight costs attributable to industry-wide rising fuel costs.  As a percentage of gross revenues, fulfillment costs should remain relatively stable in the future due in large part to the establishment of our own fulfillment center in June 2007.

The amortization recognized during the three months ended March 31, 2008 resulted mainly from the following software releases:

▪	QuickVerse® 2007 (released August 2006),
▪	QuickVerse® 2007 Mobile (released December 2006),
▪	QuickVerse® 2007 Macintosh (released March 2007),
▪	QuickVerse® 2008 (released November 2007) and
▪	Multiple new content additions for QuickVerse® products (released April through October 2007).

Comparatively, during the three months ended March 31, 2007, the amortization recognized resulted mainly from the following software releases:

▪	QuickVerse 2006 Macintosh (released June 2005),
▪	QuickVerse 2006 (released September 2005),
▪	QuickVerse® 2007 (released August 2006),
▪	Membership Plus® 2007 (released October 2006),
▪	QuickVerse® 2007 Mobile (released December 2006) and
▪	QuickVerse® 2007 Macintosh (released March 2007).

The shorter timeframes between our product upgrades along with the increased amount of product releases during the fiscal year 2007 led to the increased amount of amortization as a percentage of gross revenues for the three months ended March 31, 2008.

In the future, our objective is to realize overall increases in revenues due to aggressive product development and release schedules as well as the acquisitions of new product lines. We expect an increase in real terms, therefore, despite the sale of our Membership Plus® product line.

Software Development Costs For Three Months Ending March 31,	2008	2007
Beginning balance	$392,172	$491,695
Capitalized	47,890	109,705
Amortized (Cost of sales)	(90,215)	(107,419)
Ending Balance	$349,847	$493,981
Research and development expense (General and administrative)	$69,038	$29,581

The relative decrease in capitalized costs is a result of our development staff having been faced with greater maintenance challenges than anticipated in connection with the new layout and engine design within the QuickVerse® 2008 product line. The maintenance challenges also led to the relative increase in research and development expense.  Despite these challenges, we have experienced increased efficiency in our development output (both internal and external) as evidenced by our development project pace for the three months ended March 31, 2008 in relation to new content additions for our QuickVerse products.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Three Months Ending March 31,	2008	% to Sales	2007	% to Sales	$	%
Selected expenses:
Commissions	$43,260	6%	$61,186	5%	$(17,926)	29%
Advertising and direct marketing	46,180	7%	55,519	4%	(9,339)	17%
Sales and marketing wages, reclassified	98,703	15%	73,999	6%	24,704	33%
Other sales and marketing costs	---	0%	5,785	0%	(5,785)	100%
Total sales and marketing	$188,143	28%	$196,489	15%	$(8,346)	4%
Personnel costs	$133,495	20%	$164,404	13%	$(30,909)	19%
Amortization and depreciation	109,140	16%	144,538	11%	(35,398)	24%
Research and development	69,038	10%	29,581	2%	39,457	133%
Corporate services	34,240	5%	5,000	0%	29,240	585%
Other general and administrative costs	164,613	24%	146,343	12%	18,270	12%
Total general and administrative	$510,526	76%	$489,866	39%	$20,660	4%
Total sales, marketing, general and administrative	$698,669	104%	$686,355	54%	$12,314	2%

For the three months ended March 31, 2008, total sales and marketing costs remained relatively stable but increased as a percentage of gross revenues due to the overall decrease in gross revenues.  Commissions decreased for this period as we continue to become less dependent on a third party for telemarketing services.  We anticipate third party commissions to further decrease in the future as we expand our in-house direct telemarketing sales team; however, as a consequence of expanding our in-house direct telemarketing sales team, we anticipate our sales and marketing wages to increase in the future periods.  Advertising and direct marketing costs also decreased as we managed to cut our costs due to the decreased gross revenues.  However, we anticipate advertising and direct marketing costs to increase in future periods as we continue to enhance our product visibility online, increase and focus more on our direct marketing efforts, and increase the scope and frequency of our print advertising campaigns in order to maximize sales associated with new products, product enhancements and potential new product lines.

In addition to the decrease in total net personnel costs, gross direct salaries and wages, before adjustments of capitalized wages and reclassifications, decreased approximately $23,000, from approximately $339,000 for the three months ended March 31, 2007 to approximately $316,000 for the three months ended March 31, 2008. The decrease in direct salaries and wages was a result of the departure of our marketing manager and the reduction in our technical support staff in relation to the sale of our Membership Plus® product line. We do anticipate direct salaries and wages to increase nonetheless in the future given our continued focus on expanding our direct telemarketing sales team, marketing staff and product development staff.

The decrease in the amortization and depreciation expense is mainly attributable to the decrease in amortization. The software license we acquired in 1999, from which we derive our base intellectual property rights associated with the products that are responsible for generating the overwhelming majority of our revenues (the “1999 license”), is being amortized over a 10 year useful life and will have been fully amortized by the close of the year ending December 31, 2009. Amortization expense for the three months ended March 31, 2008 and 2007 reflect the continual amortization of the 1999 license.  However, due to the sale of the Membership Plus® product line, we no longer carry on our books the net value associated with the Membership Plus® product in relation to the 1999 license and, as a result, we no longer had the corresponding amortization expense as of mid-October 2007.  In addition, the amortization expense for 2007 reflects the amortization of our website, www.quickverse.com, the most recent version of which we launched during the second quarter of 2004.  However, the decrease in the amortization expense for the three months ended March 31, 2008 also reflects the discontinuation/conclusion of the amortization of our www.quickverse.com website.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). The increase in software development costs related to third-party developers and direct labor expensed as research and development reflects less capitalization of research and development costs for the three months ended March 31, 2008. Furthermore, our development staff was faced with greater maintenance issues than anticipated due to a new layout and engine design within the QuickVerse® 2008 product line which ultimately resulted in an increase in research and development costs expensed.  In future periods, we anticipate research and development expenses to increase as we expand our internal development team and add new products and product versions, platforms and product lines.

Corporate service fees increased for the three months ended March 31, 2008 from engaging the services of a consultant for business development related advisory services in March 2007.  The consultant’s contract continues through June 2008, and we anticipate engaging additional business development consultants in the future.

Gain on Fair Value Adjustment of Derivatives

In connection with the warrants issued in November 2004, a non-cash fair value adjustment of approximately $306,000 and $27,000 has been included in other income for the three months ended March 31, 2008 and 2007, respectively. These warrants were accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and the guidance of EITF 00-19-2, Accounting for Registration Payment Arrangements.  As noted above, these warrants were canceled on March 6, 2008 and there is no recognition, therefore, of a derivative liability on our March 31, 2008 balance sheet.  Furthermore, we will not experience a non-cash fair value adjustment related to these warrants which would be included in other expenses or other income beyond the date of March 6, 2008.

Gain on Settlement of Derivative Liabilities

On March 6, 2008, we entered into and consummated an agreement with Barron Partners, LP in which warrants issued to that entity in November 2004 were immediately canceled in exchange for a single cash payment to Barron Partners, LP in the amount of $150,000.  As a result of this transaction, these warrants are now null and void for all purposes.  We recorded a one time gain during the three months ended March 31, 2008 due to the agreement calling for a cash payment that was less than the Black-Scholes calculated fair value of the derivatives on such date.

Income Tax Benefit

We did not record an income tax provision or benefit for the three months ended March 31, 2008. Based upon available evidence, there is uncertainty regarding our ability to realize our deferred tax assets and we have therefore recorded a full valuation allowance against the net deferred tax assets in our condensed consolidated financial statements. Based on our estimates for 2009 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where the recognition of our deferred tax assets may be warranted in the future. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

For the three months ended March 31, 2007, we recorded an income tax benefit based upon our estimate of realization of deferred tax assets arising primarily from net operating loss carryforwards for federal income tax purposes. We based our estimate of realization upon a number of factors, including cumulative taxable income from two of the prior four years and the expectation of significant taxable income before net operating loss carryforwards for 2007.

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

The divestiture of our Membership Plus® product line in October 2007 was driven by a combination of our need to raise cash and a strategic determination to begin a long-term shift in our product lines away from those within the faith-based vertical market and more towards those that extend across the business-to-business and consumer segments more generally.  With a portion of the funds we realized from the sale of our Membership Plus® product line, we purchased FormTool® in February 2008 which was our first product line acquisition outside of the faith-based market.  Although there can be no assurance, we anticipate acquiring additional product lines and/or companies which will either replace or increase the revenue and free cash flow previously produced by the Membership Plus® product line.

Working Capital	March 31, 2008	December 31, 2007
Current assets	$1,015,314	$1,600,326
Current liabilities	$1,615,353	$2,614,891
Retained deficit	$7,281,368	$7,700,489

While liquidity for our day-to-day continued operations remains an ongoing concern for us, and while there can be no continuing assurance, given the fact that a substantial portion of our net sales – 54% of which we collected during our last fiscal year through credit card processing transactions – are able to be collected in a much shorter timeframe (several days) than that in which we must generally pay our trade payables (30 days) and our accrued royalties (quarterly, semi-annually, or annually), the situation suggested by our notably and consistently low ratio of current assets to current liabilities has historically been manageable.

Cash Flows for Three Months Ending March 31,	2008	2007	Change	%
Cash flows (used) provided by operating activities	$(92,835)	$192,564	$(285,399)	148%
Cash flows (used) by investing activities	$(161,750)	$(154,273)	$(7,477)	5%
Cash flows (used) by financing activities	$(155,865)	$(32,469)	$(123,396)	380%

Net cash used by operating activities increased for the three months ended March 31, 2008 primarily due to a reduction in cash collections, from reduced net revenues, and increased payments made to content providers and vendors.

The increase in net cash used by investing activities for the three months ended March 31, 2008 was a result of the purchase of FormTool® in February 2008.  Offsetting this to some extent, however, was the fact that, during the three months ended March 31, 2008 we capitalized fewer costs associated with software development as compared to the three months ended March 31, 2007.

The increase in net cash used by financing activities for the three months ended March 31, 2008 was the result of our settlement payment to Barron Partners, LP in the amount of $150,000 in exchange for the cancellation of the warrants issued in November 2004.

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

At March 31, 2008, the total future minimum rental payments required under these leases is approximately $288,000 through the year 2012.

We lease telephone equipment under a capital lease due to expire in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life. Total minimum future lease payments under capital leases as of March 31, 2008 is approximately $23,000 through the year 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q March 31, 2008, and have determined that such disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2008, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated.  There can be no assurance, however, that we will not be made a party to litigation in the future.  Although we currently maintain liability insurance coverage in an amount equal to $6,000,000, there can be no assurance that such coverage will prove adequate to cover all liabilities arising out of any claims that may be initiated against us in the future. Any finding of liability imposed against us coupled with a lack of corresponding insurance coverage is likely to have an adverse effect on our business, our financial condition, and including liquidity and profitability, and our results of operations.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration*
Common Stock Issuances
Issued for compensation to independent board of directors
4/14/2008	Common Stock	William J. Bush	166,667	$7,000
4/14/2008	Common Stock	John A. Kuehne	428,571	$18,000
4/14/2008	Common Stock	Gordon A. Landies	83,333	$3,500

Issued for compensation to executive officers
4/14/2008	Common Stock	Steven Malone	47,779	$2,007
4/14/2008	Common Stock	Kirk R. Rowland	47,779	$2,007
4/14/2008	Common Stock	William Terrill	47,779	$2,007

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended March 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the quarterly period ended March 31, 2008.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended March 31, 2008.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-K.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated May 15, 2008. FILED HEREWITH.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated May 15, 2008. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 15, 2008. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: May 15, 2008	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: May 15, 2008	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer (Principal Financial & Accounting Officer)