Form 10-Q
period 2008-06-30
FINDEX COM INC
filed 2008-08-19
CIK 1089061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

At August 19, 2008, the registrant had outstanding 54,072,725 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED JUNE 30, 2008

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$523,751	$1,134,547
Accounts receivable, trade, net	149,217	236,301
Inventories	87,541	93,852
Other current assets	97,000	135,626
Total current assets	857,509	1,600,326
Property and equipment, net	47,037	56,214
Intangible assets, net	996,397	979,011
Other assets	133,324	92,860
Total assets	$2,034,267	$2,728,411

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, trade	$654,308	$627,720
Accounts payable, related party	75,098	75,302
Accrued royalties	646,129	587,692
Derivative liabilities	---	906,274
Other current liabilities	377,151	417,903
Total current liabilities	1,752,686	2,614,891
Long-term debt, net	38,050	11,877
Deferred income taxes, net	20,825	34,800
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively	---	---
Common stock, $.001 par value
120,000,000 shares authorized,
54,072,725 and 52,250,817 shares issued and outstanding, respectively	54,073	52,251
Paid-in capital	7,787,780	7,715,081
Retained (deficit)	(7,619,147)	(7,700,489)
Total stockholders’ equity	222,706	66,843
Total liabilities and stockholders’ equity	$2,034,267	$2,728,411

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues, net of reserves and allowances	$520,984	$602,838	$1,132,515	$1,758,331
Cost of sales	235,306	281,517	490,215	776,875
Gross profit	285,678	321,321	642,300	981,456
Operating expenses:
Sales and marketing	153,382	158,476	341,525	354,965
General and administrative	471,048	534,427	981,574	1,024,294
Total operating expenses	624,430	692,903	1,323,099	1,379,259
Loss from operations	(338,752)	(371,582)	(680,799)	(397,803)
Other income (expenses), net	972	(6,445)	5,866	(15,275)
Gain on fair value adjustment of derivatives	---	27,201	305,620	53,745
Gain on settlement of derivative liabilities	---	---	450,654	---
Income (loss) before income taxes	(337,780)	(350,826)	81,341	(359,333)
Income tax benefit	---	7,275	---	10,100
Net income (loss)	$(337,780)	$(343,551)	$81,341	$(349,233)

Net earnings (loss) per share:
Basic	$(0.01)	$(0.01)	$0.00	$(0.01)
Diluted	$(0.01)	$(0.01)	$0.00	$(0.01)

Weighted average shares outstanding:
Basic	53,946,278	49,794,498	53,290,855	49,791,425
Diluted	53,946,278	49,794,498	54,103,693	49,791,425

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,	2008		2007

Cash flows from operating activities:
Cash received from customers	$1,186,281		$1,835,864
Cash paid to suppliers and employees	(1,368,073)		(1,580,906)
Other operating activities, net	11,937		(11,195)
Net cash (used) provided by operating activities	(169,855)		243,763
Cash flows from investing activities:
Software development costs	(125,091)		(191,451)
FormTool purchase	(100,000)		---
Deposits refunded (paid)	2,700		(41,189)
Other investing activities, net	(51,280)		(11,334)
Net cash used by investing activities	(273,671)		(243,974)
Cash flows from financing activities:
Payment made for settlement of derivative liabilities	(150,000)		---
Payments made on long-term notes payable	(17,270)		(45,009)
Net cash used by financing activities	(167,270)		(45,009)
Net (decrease) increase in cash and cash equivalents	(610,796)		(45,220)
Cash and cash equivalents, beginning of year	1,134,547		48,672
Cash and cash equivalents, end of period	$523,751		$3,452

Reconciliation of net loss to cash flows from operating activities:
Net income (loss)	$81,341		$(349,233)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Software development costs amortized	157,128		160,433
Depreciation & amortization	224,703		286,485
Bad debts provision	2,293		17,164
Noncash operating expenses	34,521		---
Gain on fair value adjustment of derivatives	(305,620)		(53,745)
Gain on settlement of derivative liabilities	(450,654)		---
Gain on sale of property and equipment	---		(551)
Change in assets and liabilities:
Decrease (increase) in accounts receivable	84,791		15,892
Decrease (increase) in inventories	6,311		34,631
Decrease in other current assets	35,947		3,569
(Decrease) increase in accrued royalties	58,437		43,706
(Decrease) in accounts payable	26,384		45,606
(Decrease) increase in other liabilities	(125,437)		39,806
Net cash (used) provided by operating activities	$(169,855)		$243,763

Schedule of Noncash Investing and Financing Activities:
Long-term note payable issued for FormTool purchase	$85,934	$	---

Equity issued for FormTool purchase	$40,000	$	---

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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

SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $992,587, less accumulated amortization of $590,255 at June 30, 2008.

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

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $103,955 and $60,569 for the six months ended June 30, 2008 and 2007, respectively, included in general and administrative expenses.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in other assets on our condensed consolidated balance sheets, were $167,171, less accumulated amortization of $86,289 at June 30, 2008.

RESTRICTED CASH

Restricted cash represents cash held in reserve by our merchant banker to allow for a potential increase in credit card charge backs from increased consumer purchases.  Total restricted cash at June 30, 2008 included in Other assets on the condensed consolidated balance sheets was $40,000.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during the three and six months ended June 30, 2008 and 2007 and maintain a reserve for rebate claims remaining unpaid from 2000 and 2001.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of June 30, 2008, we had a year-to-date net income of $81,341, and negative working capital of $895,177 and $1,014,565, and an accumulated deficit of $7,619,147 and $7,700,489 as of June 30, 2008 and December 31, 2007, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2008, we have taken several actions to mitigate against this risk. These actions include relying on the approximately $509,000 cash reserve from the sale of our Membership Plus product line and pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 3 – INVENTORIES

At June 30, 2008, inventories consisted of the following:

Raw materials	$55,664
Finished goods	44,277
Less reserve for obsolete inventory	(12,400)
Inventories	$87,541

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

During the three and six months ended June 30, 2008, sales from the FormTool software product line were approximately 1% and 2%, respectively, of our gross sales.

NOTE 5 – RESERVES AND ALLOWANCES

At June 30, 2008, the allowance for doubtful accounts included in Accounts receivable, trade, net, consisted of the following:

Balance December 31, 2007	$2,000
Bad debts provision (included in Other operating expenses)	2,293
Accounts written off	(726)
Collection of accounts previously written off	633
Balance June 30, 2008	$4,200

At June 30, 2008, the reserve for obsolete inventory included in Inventories consisted of the following:

Balance December 31, 2007	$14,400
Provision for obsolete inventory	11,800
Obsolete inventory written off	(13,800)
Balance June 30, 2008	$12,400

At June 30, 2008, the reserve for sales returns included in Other current liabilities consisted of the following:

Balance December 31, 2007	$95,009
Return provision – sales	118,300
Return provision – cost of sales	(17,745)
Returns processed	(115,179)
Balance June 30, 2008	$80,385

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

The warrants were revalued at each measurement date by using parameters existing thereon, reducing the expected term to reflect the passing of time, and using the stock price at the measurement date. Net fair value adjustments included on the condensed consolidated statements of operations were income adjustments of $305,620 and $53,745 for the six months ended June 30, 2008 and 2007, respectively.  Income adjustments generally reflect a decrease in the market price of our common stock between measurement dates whereas expense adjustments would generally reflect an increase in the market price of our common stock between measurement dates.  The income adjustment recorded for the six months ended June 30, 2008 reflects the difference between measurement parameters that existed on March 5, 2008 and December 31, 2007.

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

NOTE 7 – DEBT

At June 30, 2008, long-term debt consisted of the following:

Capital lease obligation payable to a corporation due November 2009 in monthly installments of $1,144, including interest at 11.7%. Secured by telephone equipment.	$18,802

Unsecured term note payable to a shareholder due March 2008 in monthly installments of $10,000, plus interest at 8%, through April 2007, and monthly installments of $20,000, plus interest at 8%, beginning May 2007.	56,000

Unsecured term note payable to a limited liability company due February 2010 in monthly installments of $4,167, including simple interest at 15%. See Note 4.	73,330
Total Long-term debt	148,132
Less: Current maturities	(110,082)
Long-term debt, net	$38,050

At June 30, 2008, we were current on the capital lease obligation and the unsecured term note payable to a limited liability company.  We remain in arrears for the final three payments of the unsecured term note payable to a shareholder.

NOTE 8 – STOCKHOLDERS’ EQUITY

COMMON STOCK

In February 2008, we issued a total of 1,000,000 restricted shares of common stock to a third party, at the closing price as of February 25, 2008 ($0.04), as part of the acquisition of the FormTool software product line. This issuance was valued at $40,000.

In April 2008, we committed to issue a total of 143,337 restricted shares of common stock to three members of our management team, at the closing price as of April 14, 2008 ($0.042), in lieu of cash payment, net of appropriate tax withholdings, of the amounts accrued for their 2007 bonus.  This issuance was valued at $6,020.

In April 2008, we committed to issue a total of 678,571 restricted shares of common stock to our outside directors, at the closing price as of April 14, 2008 ($0.042) in lieu of cash payments of amounts accrued for service as members of our board from the period of July 1, 2007 through March 31, 2008.  This issuance was valued at $28,500.

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

NOTE 9 – EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing earnings per common share and the average number of shares of dilutive potential common stock:

For the Three Months Ended June 30,	2008	2007
Net loss	$(337,780)	$(343,551)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(337,780)	$(343,551)

Basic weighted average shares outstanding	53,946,278	49,794,498
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	53,946,278	49,794,498

For the Six Months Ended June 30,	2008	2007
Net income (loss)	$81,341	$(349,233)
Preferred stock dividends	---	---
Net income (loss) available to common shareholders	$81,341	$(349,233)

Basic weighted average shares outstanding	53,290,855	49,791,425
Dilutive effect of:
Stock options	---	---
Warrants	812,838	---
Diluted weighted average shares outstanding	54,103,693	49,791,425

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our income from operations adjusted for other income and interest expense (4% total). We accrue this bonus on a quarterly basis. Our management team consists of the following:

	Chief Executive Officer	Chief Financial Officer	Chief Technology Officer	Vice President of Sales
Base Annual Salary	$150,000	$110,000	$150,000	$110,000

In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of the following for termination by reason of disability.

	Accrued Base Salary	Accrued Management Bonus		Vested Deferred Vacation Compensation
Included in other current liabilities at June 30, 2008	$23,898	$	---	$39,282

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

NOTE 11 – RISKS AND UNCERTAINTIES

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

Description of Business

We develop, publish, market, distribute and directly sell off-the-shelf consumer and organizational software products for PC, Macintosh® and PDA platforms. We develop our software products through in-house initiatives supplemented by outside developers. We market and distribute our software products principally through direct marketing and Internet sales programs, but also through secular and non-secular wholesale retailers.

We are in the early stages of a defining transformative period in our development. In recent years, we have come to be recognized as a consumer desktop software company that serves a demographic defined largely by an interest in Christianity and faith-based “inspirational” values. The nature of our products historically, and the fact that our product lines have not extended materially beyond the boundaries of this affinity group, have fostered this perception. Indeed, as the publisher of one of the industry-leading Bible study desktop software products, QuickVerse®, we are known to many users of that product only as “QuickVerse”, not Findex. While we believe that the QuickVerse® brand is among our most valuable assets, and we greatly value the goodwill that our reputation in this regard has engendered, we also believe that working to expand that reputation into one which is more closely associated with providing high quality branded software and content products generally – and ones that extend across both consumer and business segments – will afford us significantly greater opportunities in both the near and long term to steadily increase revenues and earnings, and, ultimately, to enhance shareholder value. We believe, moreover, that coupling this strategic diversification with a commitment to an increasing reliance on a sales and distribution model through which our products are sold on a subscription basis and can be purchased and downloaded directly from us online will be instrumental in furthering these financial objectives. Consequently, while we expect to continue for the indefinite future to invest substantially in the growth and development of our existing primary software titles and content, we also expect as we go forward to invest substantially in not only building a significantly more diverse line of product titles, but also in building our technology platform and infrastructure so as to enable our evolution over time into a principally Webcentric provider of software solutions, content, and online products.

As part of that objective, we acquired FormTool.com and the FormTool® line of products in February of this year. In the third quarter of 2008, we expect to re-launch the FormTool.com website as an online marketplace for purchasing the FormTool® line of form creation and form filler products, and also a one-stop shop for finding, purchasing and downloading customizable forms for a wide range of business and consumer needs. Our model will include the ability to purchase forms on an individual basis, in bulk packs, or on a subscription basis. Further, and in partnership with a third party, through FormTool.com, we will offer secure data storage for all types of documents, forms and other media on a subscription basis. This service will allow for data backup and security as well as remote access to critical data from anywhere via the Internet. This service will be targeted to both the business and consumer markets.

Management Overview

During the second quarter of 2008, we continued to concentrate on our core product, QuickVerse®, and its technological features in order to meet our development schedule and our annual upgrade release for this product line.  Our development team worked on a number of projects which resulted in four new content collections for our QuickVerse® product line.  These collections include:

▪	H. A. Ironside Collection with a retail price of $199.95,
▪	Timothy Dwight Collection with a retail price of $49.95,
▪	John Calvin Collection with a retail price of $49.95; and
▪	Arthur W. Pink Collection with a retail price of $49.95.

In addition, we launched a new feature on our website, www.quickverse.com, called the Books tab which enables our QuickVerse® customers to purchase additional content and immediately download that content for use within their QuickVerse® software.  Our Books tab currently features over 180 individual books and/or collections with a range in retail price from $4.95 to $249.95. In June 2008, we released a free downloadable version of QuickVerse® 2008, which allows new customers to get a look and feel of our QuickVerse® product line at no charge.  Over time, we anticipate the number of downloadable options to grow substantially as we continue to expand our technology platform and build our infrastructure in order to become a principally Webcentric provider of software solutions, content and online products.  Furthermore, and although there can be no assurance, we anticipate the annual upgrade release of QuickVerse® to take place during the fourth quarter of 2008.

During February 2008, we acquired FormTool.com and the FormTool® line of products.  The FormTool® product line offers quality, professionally designed forms for business, accounting, construction, sales, real estate, human resources and personal organization needs.  Although there can be no assurance, during the third quarter of 2008, we expect to re-launch the FormTool.com website as an online marketplace for purchasing the FormTool® product line, as well as a “one-stop” shop for finding, purchasing and downloading customizable forms for a wide range of business and consumer needs.

Results of Operations for Six Months Ending June 30, 2008 and June 30, 2007

Statement of Operations for Six Months Ending June 30	2008	2007	Change
Net revenues	$1,132,515	$1,758,331	$(625,816)
Cost of sales	(490,215)	(776,875)	286,660
Gross profit	$642,300	$981,456	$(339,156)
Sales, marketing and general and administrative expenses	(1,323,099)	(1,379,259)	56,160
Loss from operations	$(680,799)	$(397,803)	$(282,996)
Other income (expenses)	5,866	(15,275)	21,141
Gain on fair value adjustment of derivatives	305,620	53,745	251,875
Gain on settlement of derivative liabilities	450,654	---	450,654
Income (loss) before income taxes	$81,341	$(359,333)	$440,674
Income tax benefit	---	10,100	(10,100)
Net income (loss)	$81,341	$(349,233)	$430,574

The differing results of operations are primarily attributable to the following:

▪	a decrease in net revenues for the six months ended June 30, 2008 partly attributable to the following:
	▪	an overall net decrease in unit sales of our QuickVerse® product line due to a reduction in the perceived value on the part of customers of certain upgrades based on the relative frequency thereof;
	▪	the sale of our Membership Plus® product line during October 2007; and
	▪	the decreased number of product releases;
▪	a decrease in cost of sales for the six months ended June 30, 2008 due primarily to decreased direct and royalty costs; and
▪	most notably for the six months ended June 30, 2008:
	▪	the recognition of a gain related to the fair value adjustment of derivatives up to the settlement date of March 6, 2008 due to the fluctuation of our stock price; and
▪
the recognition of a gain on settlement of derivative liabilities in relation to warrants issued in November 2004 and which were canceled on March 6, 2008 in exchange for a single cash payment ($150,000) that was less than the calculated fair value of the derivatives on such date.

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating less than 30% of our annual sales.

Revenues

The following table presents our revenues for the six months ended June 30, 2008 and June 30, 2007 and dollar and percentage changes from the prior year.

					Change
Revenues for Six Months Ending June 30	2008	% to Sales	2007	% to Sales	$	%
Gross revenues	$1,249,932	100%	$1,980,108	100%	$(730,176)	37%
Less estimated sales returns and allowances	(117,417)	9%	(221,777)	11%	104,360	47%
Net revenues	$1,132,515	91%	$1,758,331	89%	$(625,816)	36%

During each of the six months ended June 30, 2008 and 2007, our sales efforts were focused on directly targeting end-users through telemarketing and Internet sales.  Our decrease in gross revenues for the six months ended June 30, 2008 was primarily attributed to the sale of our Membership Plus® product line in October 2007. By way of comparison, Membership Plus® product revenue was approximately $511,000 from January through June 2007.  In addition, during the six months ended June 30, 2007 we released an upgrade to our QuickVerse® Macintosh product line and had liquidation sales of our QuickVerse® 2006 product line (Windows and Macintosh editions).  In comparison, during the six months ended June 30, 2008 we released four new content collections for our QuickVerse® customers but had no new upgrade releases on our current QuickVerse® platforms. Finally, due to increased frequency and consistency in our development schedule, and the annual releases of our flagship product, QuickVerse®, upgrade sales have not been increasing at as rapid a rate as they have in previous years.  Although there can be no assurance, we anticipate that our revenues related to the QuickVerse® product line will increase in the future at rates generally consistent with our industry sector as we continue to expand the content available for our QuickVerse® products, develop new products for multiple platforms, offer our products at a range of price points intended to appeal to various market sub-segments and offer new venues to gain access to the expanded content available for our QuickVerse® customers.

During the six months ended June 30, 2008, we did recognize approximately $15,000 in revenue from the FormTool® product line, which we acquired in February 2008.  We do anticipate our revenues in relation to the FormTool® product line to increase in the near-term based on our anticipated launch of the new and enhanced FormTool.com website during the third quarter of 2008 and our release of an upgrade to the FormTool® desktop product line in the third quarter of 2008.

Due to the sale of our Membership Plus® product line, we anticipate that our reported revenues will continue to experience a substantial decline in the near term.  However, and although there can be no assurance, we are currently pursuing opportunities for strategic product line acquisitions, such as FormTool®, which we are hopeful will enable us to achieve more favorable results of operations than we have historically achieved throughout the period in which we owned the Membership Plus® product line.  Our divestiture of the Membership Plus® product line was driven by a combination of our need to raise cash and a strategic determination to begin a long-term shift in our product lines away from those within the faith-based vertical market and more towards those that extend across business-to-business and consumer segments more generally.

As a percentage of gross revenues, our sales returns and allowances decreased for the six months ended June 30, 2008 compared to June 30, 2007 due to the increased stability of our products. Typically, product returns trend upward after a new version is released as distributors and retail stores return old product in exchange for the new version release. Due to our upcoming annual release of QuickVerse®, we do anticipate our sales returns and allowances to follow this upward trend within the fourth quarter of 2008. It is our objective to release enhanced versions of our biggest-selling products on an annual basis generally going forward, and as a percentage of gross revenues we anticipate sales returns and allowances to decrease over time as a result of increased stability in the functionality of our products, decreasing reliance on retail sales and increasing reliance on direct sales, which have historically resulted in fewer returns, and improved planning in the timing of new product version releases.

Cost of Sales

The following table presents our cost of sales for the six months ended June 30, 2008 and June 30, 2007 and dollar and percentage changes from the prior year.

					Change
Cost of Sales for Six Months Ending June 30	2008	% to Sales	2007	% to Sales	$	%
Direct costs	$154,123	12%	$267,051	13%	$(112,928)	42%
Less estimated cost of sales returns and allowances	(17,745)	1%	(33,465)	2%	15,720	47%
Amortization of software development costs	157,128	13%	160,433	8%	(3,305)	2%
Royalties	109,485	9%	254,800	13%	(145,315)	57%
Freight-out	54,081	4%	79,840	4%	(25,759)	32%
Fulfillment	33,143	3%	48,216	2%	(15,073)	31%
Cost of sales	$490,215	39%	$776,875	39%	$(286,660)	37%

The decrease in direct costs for the six months ended June 30, 2008 is predominately attributable to the sale of Membership Plus®.  As a percentage of gross revenues, direct costs decreased slightly and we anticipate the same for the future as we continue to keep pace with a more intensive development schedule than we had generally maintained in the past.

Royalties decreased significantly in real terms and as a percentage of gross revenues for the six months ended June 30, 2008 due to the following:

▪	decreased royalty rates on our higher end QuickVerse® editions (i.e. Deluxe and Platinum) through a realignment of our content mix in the QuickVerse® 2008 versions and
▪
a change in our sales mix for the six months ended June 30, 2008 which resulted in more sales of our lower end QuickVerse® edition, QuickVerse® 2008 Bible Suite, compared to those sales of our top of the line QuickVerse® edition, QuickVerse® 2008 Platinum.

However, our royalty accruals are expected to increase in the future in real terms as sales to new customers increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products. Upgrade sales will remain only subject to royalties on their content additions.

Freight and fulfillment costs decreased in real terms as a result of our decreased sales volume.  We do anticipate freight costs to increase in the future as a percentage of gross revenues due to the escalating per unit freight costs attributable to industry-wide rising fuel costs. Furthermore, due in large part to the establishment of our own fulfillment center in June 2007, fulfillment costs should remain relatively stable in the future as a percentage of gross revenues.

The amortization recognized during the six months ended June 30, 2008 resulted mainly from the following software releases:

▪	QuickVerse® 2007 (released August 2006),
▪	QuickVerse® 2007 Mobile (released December 2006),
▪	QuickVerse® 2007 Macintosh (released March 2007),
▪	QuickVerse® 2008 (released November 2007) and
▪	Multiple new content additions for QuickVerse® products (released April 2007 through May 2008).

Comparatively, during the six months ended June 30, 2007, the amortization recognized resulted mainly from the following software releases:

▪	QuickVerse 2006 Macintosh (released June 2005),
▪	QuickVerse 2006 (released September 2005),
▪	QuickVerse® 2007 (released August 2006),
▪	Membership Plus® 2007 (released October 2006),
▪	QuickVerse® 2007 Mobile (released December 2006) and
▪	QuickVerse® 2007 Macintosh (released March 2007).

The shorter timeframes between our product upgrades along with the increased amount of product releases during the fiscal year 2007 led to the increased amount of amortization as a percentage of gross revenues for the six months ended June 30, 2008.

In the future, our objective is to realize overall increases in revenues due to aggressive product development and release schedules as well as the acquisitions of new product lines. We expect an increase in real terms, therefore, despite the sale of our Membership Plus® product line. Furthermore, as we implement our strategy to become a principally Webcentric provider of online products we anticipate to experience a decrease in cost of sales, specifically direct costs, freight and fulfillment, as more of our products will become available for download.

Software Development Costs For	Three Months Ending June 30,		Six Months Ending June 30,
	2008	2007	2008	2007
Beginning balance	$349,847	$493,981	$392,172	$491,695
Capitalized	119,398	81,745	167,288	191,450
Amortized (Cost of sales)	(66,913)	(53,014)	(157,128)	(160,433)
Ending Balance	$402,332	$522,712	$402,332	$522,712
Research and development expense (General and administrative)	$34,917	$30,988	$103,955	$60,569

The overall decrease in capitalized costs for the six months ended June 30, 2008 is a result of the sale of our Membership Plus® product line and our development staff having been faced with greater maintenance challenges than anticipated, primarily in the first quarter of 2008, in connection with the new layout and engine design within the QuickVerse® 2008 product line. The maintenance challenges also led to the relative increase in research and development expense.  Despite these challenges, during the three months ended June 30, 2008 our development team focused their efforts on our upcoming annual release of QuickVerse®, as well as several new content additions for our QuickVerse® products, and we have experienced increased efficiency in our development output (both internal and external).

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Six Months Ending June 30	2008	% to Sales	2007	% to Sales	$	%
Selected expenses:
Commissions	$66,959	5%	$109,723	6%	$(42,764)	39%
Advertising and direct marketing	91,515	7%	92,802	5%	(1,287)	1%
Sales and marketing wages, reclassified	180,758	14%	135,276	7%	45,482	34%
Other sales and marketing costs	2,293	0%	17,164	1%	(14,871)	87%
Total sales and marketing	$341,525	26%	$354,965	19%	$(13,440)	4%
Personnel costs	$272,060	22%	$354,448	18%	$(82,388)	23%
Amortization and depreciation	224,702	18%	286,485	14%	(61,783)	22%
Research and development	103,955	8%	60,569	3%	43,386	72%
Corporate services	64,280	5%	20,000	1%	44,280	221%
Other general and administrative costs	316,577	25%	302,792	15%	13,785	5%
Total general and administrative	$981,574	78%	$1,024,294	51%	$(42,720)	4%
Total sales, marketing, general and administrative	$1,323,099	104%	$1,379,259	70%	$(56,160)	4%

For the six months ended June 30, 2008, total sales and marketing costs slightly decreased but increased as a percentage of gross revenues due to the overall decrease in gross revenues.  Commissions decreased for this period as we continue to become less dependent on a third party for telemarketing services.  We anticipate third party commissions to further decrease in the future as we expand our in-house direct telemarketing sales team; however, as a consequence of expanding our in-house direct telemarketing sales team, we anticipate our sales and marketing wages to increase in the future periods.  Advertising and direct marketing costs remained steady; although we anticipate advertising and direct marketing costs to increase in future periods as we continue to enhance our product visibility online, increase and focus more on our direct marketing efforts, and increase the scope and frequency of our print advertising campaigns in order to maximize sales associated with new products, product enhancements and potential new product lines.  During the six months ended June 30, 2008, sales and marketing wages, reclassified, increased as we began to transform our customer service department and its representatives into our in-house direct telemarketing sales team in late 2007.

In addition to the decrease in total net personnel costs, gross direct salaries and wages, before adjustments of capitalized wages and reclassifications, decreased approximately $53,000, from approximately $661,000 for the six months ended June 30, 2007 to approximately $608,000 for the six months ended June 30, 2008. The decrease in direct salaries and wages was a result of the departure of our marketing manager, a customer service representative and the further reduction in our technical support staff in relation to the sale of our Membership Plus® product line. We do anticipate direct salaries and wages to increase nonetheless in the future given our continued focus on expanding our direct telemarketing sales team, marketing staff and product development staff.

The decrease in the amortization and depreciation expense is mainly attributable to the decrease in amortization. The software license we acquired in 1999, from which we derive our base intellectual property rights associated with the products that are responsible for generating the overwhelming majority of our revenues (the “1999 license”), is being amortized over a 10 year useful life and will have been fully amortized by the close of the year ending December 31, 2009. Amortization expense for the six months ended June 30, 2008 and 2007 reflect the continual amortization of the 1999 license as well as the amortization of the FormTool® assets we acquired in February 2008. The FormTool® assets are amortized over a period of years that range from less than one year to ten years and calculate to approximately $3,000 of amortization expense each month.  Due to the sale of the Membership Plus® product line, we no longer carry on our books the net value associated with the Membership Plus® product in relation to the 1999 license and, as a result, we no longer had the corresponding amortization expense as of mid-October 2007. Finally, the amortization expense for 2007 reflects the amortization of our website, www.quickverse.com, the most recent version of which we launched during the second quarter of 2004.  However, the decrease in the amortization expense for the six months ended June 30, 2008 also reflects the discontinuation/conclusion of the amortization of our www.quickverse.com website.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). The increase in software development costs related to third-party developers and direct labor expensed as research and development reflects less capitalization of research and development costs for the six months ended June 30, 2008. During the first quarter of 2008, our development staff was faced with greater maintenance issues than anticipated due to a new layout and engine design within the QuickVerse® 2008 product line which ultimately resulted in an increase in research and development costs expensed.  In future periods, we anticipate research and development expenses to increase as we expand our internal development team and add new products and product versions, platforms and product lines.

Corporate service fees increased for the six months ended June 30, 2008 from engaging the services of a consultant for business development related advisory services in March 2007.  The consultant’s contract continues through June 2008, and we anticipate renewing the consultant’s contract for another period of six to twelve months as well as engaging additional business development consultants in the future.

Gain on Fair Value Adjustment of Derivatives

In connection with the warrants issued in November 2004, a non-cash fair value adjustment of approximately $306,000 and $54,000 has been included in other income for the six months ended June 30, 2008 and 2007, respectively. These warrants were accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and the guidance of EITF 00-19-2, Accounting for Registration Payment Arrangements.  As noted above, these warrants were canceled on March 6, 2008 and there is no recognition, therefore, of a derivative liability on our June 30, 2008 balance sheet.  Furthermore, we will not experience a non-cash fair value adjustment related to these warrants which would be included in other expenses or other income beyond the date of March 6, 2008.

Gain on Settlement of Derivative Liabilities

On March 6, 2008, we entered into and consummated an agreement with Barron Partners, LP in which warrants issued to that entity in November 2004 were immediately canceled in exchange for a single cash payment to Barron Partners, LP in the amount of $150,000.  As a result of this transaction, these warrants are now null and void for all purposes.  We recorded a one time gain during the six months ended June 30, 2008 due to the agreement calling for a cash payment that was less than the Black-Scholes calculated fair value of the derivatives on such date.

Income Tax Benefit

We did not record an income tax provision or benefit for the six months ended June 30, 2008. Based upon available evidence, there is uncertainty regarding our ability to realize our deferred tax assets and we have therefore recorded a full valuation allowance against the net deferred tax assets in our condensed consolidated financial statements. Based on our estimates for 2009 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where the recognition of our deferred tax assets may be warranted in the future. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

For the six months ended June 30, 2007, we recorded an income tax benefit based upon our estimate of realization of deferred tax assets arising primarily from net operating loss carryforwards for federal income tax purposes. We based our estimate of realization upon a number of factors, including cumulative taxable income from two of the prior four years and the expectation of significant taxable income before net operating loss carryforwards for 2007.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes the ongoing internal development of new products, expansion and upgrade of existing products, and marketing and sales, as well as funding for the acquisition of new product lines and/or companies. Despite the seasonality of our main product line and although there can be no assurance, we believe cash generated through our continuing operations will be at least minimally sufficient to sustain our continuing operations, albeit with very limited growth. However, our pursuit of an aggressive growth plan, whether based on internally developed products, licensing opportunities, or strategic product line and/or company acquisitions, will likely require funding from outside sources or the divestiture of one or more existing product lines (as recently occurred with respect to our Membership Plus® product line). Funding from outside sources may include but is not limited to the exercise of outstanding warrants and pursuit of other financing options such as commercial loans, common stock and/or preferred stock issuances and convertible notes. At this time, we have no legally committed funds for future capital expenditures.

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

Working Capital	June 30, 2008	December 31, 2007
Current assets	$857,509	$1,600,326
Current liabilities	$1,752,686	$2,614,891
Retained deficit	$7,619,147	$7,700,489

While liquidity for our day-to-day continued operations remains an ongoing concern for us, and while there can be no continuing assurance, given the fact that a substantial portion of our net sales – 54% of which we collected during our last fiscal year through credit card processing transactions – are able to be collected in a much shorter timeframe (several days) than that in which we must generally pay our trade payables (30 days) and our accrued royalties (quarterly, semi-annually, or annually), the situation suggested by our consistently and significantly negative ratio of current assets to current liabilities has historically been manageable.

Cash Flows for Six Months Ending June 30	2008	2007	Change	%
Cash flows (used) provided by operating activities	$(169,855)	$243,763	$(413,618)	170%
Cash flows (used) by investing activities	$(273,671)	$(243,974)	$(29,697)	12%
Cash flows (used) by financing activities	$(167,270)	$(45,009)	$(122,261)	272%

Net cash used by operating activities increased for the six months ended June 30, 2008 primarily due to a reduction in cash collections, from reduced net revenues, and continued payments made to employees, content providers and vendors.

The increase in net cash used by investing activities for the six months ended June 30, 2008 was primarily a result of the purchase of FormTool® in February 2008. In connection to the FormTool® purchase, we have increased our cash use for the development and re-launch of the FormTool.com website.  Offsetting this to some extent, however, was the fact that, during the six months ended June 30, 2008 we capitalized fewer costs associated with software development as compared to the six months ended June 30, 2007 due to maintenance issues as described above as well as the lack of development work for the Membership Plus® product line.

The increase in net cash used by financing activities for the six months ended June 30, 2008 was the result of our settlement payment to Barron Partners, LP in the amount of $150,000 in exchange for the cancellation of the warrants issued in November 2004.

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

At June 30, 2008, the total future minimum rental payments required under these leases is approximately $266,000 through the year 2012.

We lease telephone equipment under a capital lease due to expire in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life. Total minimum future lease payments under capital leases as of June 30, 2008 is approximately $19,000 through the year 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q June 30, 2008, and have determined that such disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2008, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated.  There can be no assurance, however, that we will not be made a party to litigation in the future.  Although we currently maintain liability insurance coverage in an amount equal to $5,000,000, there can be no assurance that such coverage will prove adequate to cover all liabilities arising out of any claims that may be initiated against us in the future. Any finding of liability imposed against us coupled with a lack of corresponding insurance coverage is likely to have an adverse effect on our business, our financial condition, and including liquidity and profitability, and our results of operations.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the quarterly period ended June 30, 2008.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended June 30, 2008.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated August 19, 2008. FILED HEREWITH.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated August 19, 2008. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 19, 2008. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: August 19, 2008	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: August 19, 2008	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer (Principal Financial & Accounting Officer)