Form 10-Q
period 2008-09-30
FINDEX COM INC
filed 2008-11-14
CIK 1089061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At November 14, 2008, the registrant had outstanding 54,072,725 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED SEPTEMBER 30, 2008

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:	1

Balance Sheets – September 30, 2008 (unaudited) and December 31, 2007	F-1

Statement of Operations (unaudited) for the three and nine months ending September 30, 2008 and for the three and nine months ending September 30, 2007	F-2

Statement of Cash Flows (unaudited) for the nine months ending September 30, 2008 and for the nine months ending September 30, 2007	F-3

Notes to Unaudited Financial Statements	F-4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T. Controls and Procedures	10

PART II - OTHER INFORMATION:	11

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits	11

Signatures	14

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$432,768	$1,134,547
Accounts receivable, trade, net	80,348	236,301
Inventories	72,066	93,852
Other current assets	63,875	135,626
Total current assets	649,057	1,600,326
Property and equipment, net	41,721	56,214
Intangible assets, net	930,419	979,011
Other assets	155,574	92,860
Total assets	$1,776,771	$2,728,411

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable, trade	$599,038	$627,720
Accounts payable, related party	104,111	75,302
Accrued royalties	662,137	587,692
Derivative liabilities	---	906,274
Other current liabilities	379,129	417,903
Total current liabilities	1,744,415	2,614,891
Long-term debt, net	22,329	11,877
Deferred income taxes, net	14,263	34,800
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively	---	---
Common stock, $.001 par value
120,000,000 shares authorized,
54,072,725 and 52,250,817 shares issued and outstanding, respectively	54,073	52,251
Paid-in capital	7,787,780	7,715,081
Retained (deficit)	(7,846,089)	(7,700,489)
Total stockholders’ equity (deficit)	(4,236)	66,843
Total liabilities and stockholders’ equity (deficit)	$1,776,771	$2,728,411

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues, net of reserves and allowances	$425,541	$476,359	$1,558,056	$2,234,690
Cost of sales	161,290	192,726	651,505	969,601
Gross profit	264,251	283,633	906,551	1,265,089
Operating expenses:
Sales and marketing	125,695	181,417	467,220	536,382
General and administrative	362,250	400,668	1,343,824	1,424,962
Total operating expenses	487,945	582,085	1,811,044	1,961,344
Loss from operations	(223,694)	(298,452)	(904,493)	(696,255)
Other income (expenses), net	(3,247)	(9,580)	2,619	(24,855)
Gain (loss) on fair value adjustment of derivatives	---	(139,809)	305,620	(86,064)
Gain on settlement of derivative liabilities	---	---	450,654	---
Loss before income taxes	(226,941)	(447,841)	(145,600)	(807,174)
Income tax benefit	---	140,899	---	150,999
Net loss	$(226,941)	$(306,942)	$(145,600)	$(656,175)

Net loss per share - Basic & Diluted:	$0.00	$(0.01)	$0.00	$(0.01)

Weighted average shares used in computing basic and diluted loss per share:	54,072,725	51,632,339	53,553,381	50,411,806

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,	2008		2007

Cash flows from operating activities:
Cash received from customers	$1,674,610		$2,417,172
Cash paid to suppliers and employees	(1,832,408)		(2,085,968)
Other operating activities, net	11,149		(17,282)
Net cash (used) provided by operating activities	(146,649)		313,922
Cash flows from investing activities:
Software development costs	(201,073)		(316,086)
FormTool purchase	(100,000)		---
Deposits refunded (paid)	2,700		(41,189)
Other investing activities, net	(80,035)		(13,182)
Net cash used by investing activities	(378,408)		(370,457)
Cash flows from financing activities:
Proceeds from issuance of common stock	---		32,500
Cash overdraft	---		22,988
Payment made for settlement of derivative liabilities	(150,000)		---
Payments made on long-term notes payable	(26,722)		(47,625)
Net cash (used) provided by financing activities	(176,722)		7,863
Net decrease in cash and cash equivalents	(701,779)		(48,672)
Cash and cash equivalents, beginning of year	1,134,547		48,672
Cash and cash equivalents, end of period	$432,768	$	---

Reconciliation of net loss to cash flows from operating activities:
Net loss	$(145,600)		$(656,175)
Adjustments to reconcile net loss to net cash (used) provided by operating activities
Software development costs amortized	192,433		248,455
Depreciation & amortization	343,178		423,042
Bad debts provision	3,212		17,164
Noncash operating expenses	34,521		73,600
(Gain) loss on fair value adjustment of derivatives	(305,620)		86,064
(Gain) on settlement of derivative liabilities	(450,654)		---
(Gain) on sale of property and equipment	---		(1,361)
Change in assets and liabilities:
Decrease in accounts receivable	152,741		166,796
Decrease in inventories	21,786		33,709
Decrease (increase) in other current assets	62,509		(45,775)
Increase in accrued royalties	74,445		19,006
Increase in accounts payable	127		118,595
(Decrease) in other liabilities	(129,727)		(169,198)
Net cash (used) provided by operating activities	$(146,649)		$313,922

Schedule of Noncash Investing and Financing Activities:
Long-term note payable issued for FormTool purchase	$85,934	$	---

Equity issued for FormTool purchase	$40,000	$	---

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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

SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $1,068,570, less accumulated amortization of $625,560 at September 30, 2008.

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

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $143,147 and $76,198 for the nine months ended September 30, 2008 and 2007, respectively, included in general and administrative expenses.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in “Other assets” on our condensed consolidated balance sheets, were $109,500, less accumulated amortization of $6,368 at September 30, 2008.

RESTRICTED CASH

Restricted cash represents cash held in reserve by our merchant banker to allow for a potential increase in credit card charge backs from increased consumer purchases.  Total restricted cash at September 30, 2008 included in “Other assets” on the condensed consolidated balance sheets was $40,000.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during the three and nine months ended September 30, 2008 and 2007 and maintain a reserve for rebate claims remaining unpaid from 2000 and 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contract-and Interpretation of FASB Statement No. 60 to clarify how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities.  SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts.  SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the potential impact, if any, of the provisions of SFAS No. 163 on our consolidated financial statements.

GAAP Hierarchy

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS no. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  We do not expect SFAS No. 162 to have a material impact on our consolidated financial statements.

Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to improve financial reporting about derivative instruments and hedging activities.  The standard requires enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Management is currently evaluating the potential impact, if any, of the provisions of SFAS No. 161 on our consolidated financial statements.

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

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to provide enhanced guidance for using fair value to measure assets and liabilities.  The standard also expands disclosure requirements for assets and liabilities measured at fair value, how fair value is determined, and the effect of fair value measurements on earnings.  The standard applies whenever other authoritative literature requires, or permits, certain assets or liabilities to be measured at fair value, but does not expand the use of fair value.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. Our adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements. We are currently evaluating the potential impact, if any, of the provisions of SFAS No. 157 on our consolidated financial statements when adopted for nonfinancial assets and liabilities.

RECLASSIFICATIONS

Certain accounts in our 2007 financial statements have been reclassified for comparative purposes to conform with the presentation in our 2008 financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of September 30, 2008, we had a year-to-date net loss of $145,600, and negative working capital of $1,095,358 and $1,014,565, and an accumulated deficit of $7,846,089 and $7,700,489 as of September 30, 2008 and December 31, 2007, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2008, we have taken several actions to mitigate against this risk. These actions include relying on the approximately $433,000 cash reserve from the sale of our Membership Plus product line and pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 3 – INVENTORIES

At September 30, 2008, inventories consisted of the following:

Raw materials	$53,337
Finished goods	32,029
Less reserve for obsolete inventory	(13,300)
Inventories	$72,066

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

The allocation of the purchase price to the assets acquired based on their estimated fair values was as follows:

Description	Amount
Trademark/Trade name	$67,780
Internet domain names	33,890
Customer list	22,594
Copyrights	67,780
Computer software code	22,594
Distribution agreements	11,296
Total	$225,934

The assets will be amortized over a period of years as follows:

Description	Estimated Remaining Life (years)
Trademark/Trade name/Copyrights	10
Internet domain names	5
Customer list/Computer software code	3
Distribution agreements (remaining contract term)	.33

One of our outside directors currently owns a 5% equity interest in ORG Professional, LLC, and agreed to forego any direct personal economic benefit to which he would otherwise be entitled, including the restricted shares of our common stock issuable as part of the consideration.

During the three and nine months ended September 30, 2008, sales from the FormTool software product line were approximately 5% and 2%, respectively, of our gross sales.

NOTE 5 – RESERVES AND ALLOWANCES

At September 30, 2008, the allowance for doubtful accounts included in Accounts receivable, trade, net, consisted of the following:

Balance December 31, 2007	$2,000
Bad debts provision (included in Other operating expenses)	3,212
Accounts written off	(2,845)
Collection of accounts previously written off	633
Balance September 30, 2008	$3,000

At September 30, 2008, the reserve for obsolete inventory included in Inventories consisted of the following:

Balance December 31, 2007	$14,400
Provision for obsolete inventory	12,700
Obsolete inventory written off	(13,800)
Balance September 30, 2008	$13,300

At September 30, 2008, the reserve for sales returns included in Other current liabilities consisted of the following:

Balance December 31, 2007	$95,009
Return provision – sales	160,400
Return provision – cost of sales	(24,060)
Returns processed	(149,823)
Balance September 30, 2008	$81,526

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

The warrants were revalued at each measurement date by using parameters existing thereon, reducing the expected term to reflect the passing of time, and using the stock price at the measurement date. Net fair value adjustments included on the condensed consolidated statements of operations were income adjustments of $305,620 and ($86,064) for the nine months ended September 30, 2008 and 2007, respectively.  Income adjustments generally reflect a decrease in the market price of our common stock between measurement dates whereas expense adjustments would generally reflect an increase in the market price of our common stock between measurement dates.  The income adjustment recorded for the nine months ended September 30, 2008 reflects the difference between measurement parameters that existed on March 5, 2008 and December 31, 2007.

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

NOTE 7 – DEBT

At September 30, 2008, long-term debt consisted of the following:

Capital lease obligation payable to a corporation due November 2009 in monthly installments of $1,144, including interest at 11.7%. Secured by telephone equipment.	$15,891

Unsecured term note payable to a shareholder due March 2008 in monthly installments of $10,000, plus interest at 8%, through April 2007, and monthly installments of $20,000, plus interest at 8%, beginning May 2007.	56,000

Unsecured term note payable to a limited liability company due February 2010 in monthly installments of $4,167, including simple interest at 15%. See Note 4.	66,790
Total Long-term debt	138,681
Less: Current maturities	(116,352)
Long-term debt, net	$22,329

At September 30, 2008, we were current on the capital lease obligation and the unsecured term note payable to a limited liability company.  We remain in arrears for the final three payments of the unsecured term note payable to a shareholder.

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

NOTE 9 – EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing earnings per common share and the average number of shares of dilutive potential common stock:

For the Three Months Ended September 30,	2008	2007

Net loss	$(226,941)	$(306,942)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(226,941)	$(306,942)

Basic weighted average shares outstanding	54,072,725	51,632,339
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	54,072,725	51,632,339

For the Nine Months Ended September 30,	2008	2007

Net loss	$(145,600)	$(656,175)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(145,600)	$(656,175)

Basic weighted average shares outstanding	53,553,381	50,411,806
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	53,553,381	50,411,806

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

	Accrued Base Salary	Accrued Management Bonus		Vested Deferred Vacation Compensation
Included in Other current liabilities at September 30, 2008	$25,115	$	---	$30,240

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

As part of that objective, we acquired FormTool.com and the FormTool® line of products in February of this year. In September 2008, we re-launched the FormTool.com website as an online marketplace for purchasing the FormTool® line of form creation and form filler products, and also a one-stop shop for finding, purchasing and downloading customizable forms for a wide range of business and consumer needs. Our website includes the ability to purchase forms on an individual basis or in bulk packs. In the future, our website will also offer forms to be purchased on a subscription basis. Further, and in partnership with a third party, through FormTool.com, we plan to offer secure data storage for all types of documents, forms and other media on a subscription basis. This service will allow for data backup and security as well as remote access to critical data from anywhere via the Internet. This service will be targeted to both the business and consumer markets.

Management Overview

During the third quarter of 2008, we focused on our two product lines, QuickVerse® and FormTool®, and their individual technological features in order to meet our development schedule and our annual upgrade release for both product lines.  The annual upgrade release of FormTool®, FormTool® 7.0, was released in September 2008 and the annual upgrade release of QuickVerse®, QuickVerse® 2009, was released in October 2008. Furthermore, we concentrated on building our technology platform and infrastructure in order to become a more Webcentric provider of online products.

QuickVerse®

During the third quarter of 2008, our development team worked on a number of projects which resulted in five new content collections for our QuickVerse® product line.  These collections include:

▪	H. A. Ironside Collection with a retail price of $199.95,
▪	Timothy Dwight Collection with a retail price of $49.95,
▪	John Calvin Collection with a retail price of $49.95,
▪	Arthur W. Pink Collection with a retail price of $49.95; and
▪	John Bunyan Collection with a retail price of $49.95.

In addition, we launched a new feature on our website, www.quickverse.com, called the Books page which enables our QuickVerse® customers to purchase additional content and immediately download that content for use within their QuickVerse® software.  Our Books page currently features over 180 individual books and/or collections with a range in retail price from $4.95 to $249.95. In June 2008, we released a free downloadable version of QuickVerse® 2008, which allows new customers to get a look and feel of our QuickVerse® product line at no charge. Furthermore, in September 2008 we released an online tutorial for our QuickVerse® product line, which guides customers through a movie presentation on how to navigate and use QuickVerse® to its fullest potential.

Over time, we anticipate the number of downloadable options to grow substantially as we continue to expand and build upon our website technology.  Along with the annual upgrade release of QuickVerse® in October 2008, we also offered the upgrade to QuickVerse® 2009 as a download for the first time; and therefore, providing instantaneous delivery to the customer.

FormTool®

During February 2008, we acquired FormTool.com and the FormTool® line of products.  The FormTool® product line offers quality, professionally designed forms for business, accounting, construction, sales, real estate, human resources and personal organization needs.  In September 2008, we re-launched the FormTool.com website as an online marketplace for purchasing the FormTool® product line, as well as a “one-stop” shop for finding, purchasing and downloading customizable forms for a wide range of business and consumer needs. In addition, FormTool® 7.0, the annual upgrade release of the FormTool® product line, was released in September 2008.  FormTool.com now offers the FormTool® product line in four downloadable editions that range in retail price from $24.99 to $199.99 as well as downloadable forms on an individual basis or in bulk groups.

Results of Operations for Nine Months Ending September 30, 2008 and September 30, 2007

Statements of Operations for Nine Months Ending September 30	2008	2007	Change
Net revenues	$1,558,056	$2,234,690	$(676,634)
Cost of sales	(651,505)	(969,601)	318,096
Gross profit	$906,551	$1,265,089	$(358,538)
Sales, marketing and general and administrative expenses	(1,811,044)	(1,961,344)	150,300
Loss from operations	$(904,493)	$(696,255)	$(208,238)
Other income (expenses)	2,619	(24,855)	27,474
Gain (loss) on fair value adjustment of derivatives	305,620	(86,064)	391,684
Gain on settlement of derivative liabilities	450,654	---	450,654
Loss before income taxes	$(145,600)	$(807,174)	$661,574
Income tax benefit	---	150,999	(150,999)
Net loss	$(145,600)	$(656,175)	$510,575

The differing results of operations are primarily attributable to the following:

▪	a decrease in net revenues for the nine months ended September 30, 2008 partly attributable to the following:
	▪	an overall net decrease in unit sales of our QuickVerse® product line due to a reduction in the perceived value on the part of customers of certain upgrades based on the relative frequency thereof;
	▪	the sale of our Membership Plus® product line during October 2007; and
	▪	the decreased number of product releases;
▪	a decrease in cost of sales for the nine months ended September 30, 2008 due primarily to decreased direct and royalty costs; and
▪	most notably for the nine months ended September 30, 2008:
	▪	the recognition of a gain related to the fair value adjustment of derivatives up to the settlement date of March 6, 2008 due to the fluctuation of our stock price; and
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

Revenues

The following table presents our revenues for the nine months ended September 30, 2008 and September 30, 2007 and dollar and percentage changes from the prior year.

					Change
Revenues for Nine Months Ending September 30	2008	% to Sales	2007	% to Sales	$	%
Gross revenues	$1,716,965	100%	$2,614,382	100%	$(897,417)	34%
Less estimated sales returns and allowances	(158,909)	9%	(379,692)	15%	220,783	58%
Net revenues	$1,558,056	91%	$2,234,690	85%	$(676,634)	30%

During each of the nine months ended September 30, 2008 and 2007, our sales efforts were focused on directly targeting end-users through telemarketing and Internet sales.  Our decrease in gross revenues for the nine months ended September 30, 2008 was primarily attributed to the sale of our Membership Plus® product line in October 2007. By way of comparison, Membership Plus® product revenue was approximately $638,000 from January through September 2007.  In addition, during the nine months ended September 30, 2007 we released an upgrade to our QuickVerse® Macintosh product line and had liquidation sales of our QuickVerse® 2006 product line (Windows and Macintosh editions).  In comparison, during the nine months ended September 30, 2008 we released four new content collections for our QuickVerse® customers but had no new upgrade releases on our current QuickVerse® platforms. Finally, due to increased frequency and consistency in our development schedule, and the annual releases of our flagship product, QuickVerse®, upgrade sales have not been increasing at as rapid a rate as they have in previous years.  Although there can be no assurance, we anticipate that our revenues related to the QuickVerse® product line will increase in the future at rates generally consistent with our industry sector as we continue to expand the content available for our QuickVerse® products, develop new products for multiple platforms, offer our products at a range of price points intended to appeal to various market sub-segments and offer new venues to gain access to the expanded content available for our QuickVerse® customers.

During the nine months ended September 30, 2008, we did recognize approximately $42,000 in revenue from the FormTool® product line, which we acquired in February 2008.  We do anticipate our revenues in relation to the FormTool® product line to increase in the near-term based on our launch of the new and enhanced FormTool.com website and our annual upgrade release of the FormTool® desktop product line in September 2008.

Due to the sale of our Membership Plus® product line, we anticipate that our reported revenues will continue to experience a substantial decline in the near term.  However, and although there can be no assurance, we are currently pursuing opportunities for strategic product line acquisitions, as we did with FormTool®, which we are hopeful will enable us to achieve more favorable results of operations than we have historically achieved throughout the period in which we owned the Membership Plus® product line.  Our divestiture of the Membership Plus® product line was driven by a combination of our need to raise cash and a strategic determination to begin a long-term shift in our product lines away from those within the faith-based vertical market and more towards those that extend across business-to-business and consumer segments more generally.

As a percentage of gross revenues, our sales returns and allowances decreased for the nine months ended September 30, 2008 compared to September 30, 2007 due to the increased stability of our products. Further, for the nine months ended September 30, 2007, we experienced a significant increase in actual returns due to the return of liquidated product sold during the first and second quarter of 2007. Typically, product returns trend upward after a new version is released as distributors and retail stores return old product in exchange for the new version release. Due to our annual release of QuickVerse® in October 2008, we do anticipate our sales returns and allowances to follow this upward trend within the fourth quarter of 2008. It is our objective to release enhanced versions of our biggest-selling products on an annual basis generally going forward, and as a percentage of gross revenues we anticipate sales returns and allowances to decrease over time as a result of increased stability in the functionality of our products, decreasing reliance on retail sales and increasing reliance on direct sales, which have historically resulted in fewer returns, and improved planning in the timing of new product version releases.

Cost of Sales

The following table presents our cost of sales for the nine months ended September 30, 2008 and September 30, 2007 and dollar and percentage changes from the prior year.

					Change
Cost of Sales for Nine Months Ending September 30	2008	% to Sales	2007	% to Sales	$	%
Direct costs	$220,125	13%	$339,813	13%	$(119,688)	35%
Less estimated cost of sales returns and allowances	(24,060)	1%	(57,255)	2%	33,195	58%
Amortization of software development costs	192,433	11%	248,455	10%	(56,022)	23%
Royalties	142,522	8%	261,100	10%	(118,578)	45%
Freight-out	72,001	4%	113,470	4%	(41,469)	37%
Fulfillment	48,484	3%	64,018	2%	(15,534)	24%
Cost of sales	$651,505	38%	$969,601	37%	$(318,096)	33%

The decrease in direct costs for the nine months ended September 30, 2008 is predominately attributable to the sale of Membership Plus®.  As a percentage of gross revenues, direct costs remained steady and we anticipate relatively the same for the future as we continue to review our hard costs and seek out those vendors that provide the most competitive prices.

Royalties decreased significantly in real terms and as a percentage of gross revenues for the nine months ended September 30, 2008 due to the following:

▪	decreased royalty rates on our higher end QuickVerse® editions (i.e. Deluxe and Platinum) through a realignment of our content mix in the QuickVerse® 2008 versions and
▪
a change in our sales mix for the nine months ended September 30, 2008 which resulted in more sales of our lower end QuickVerse® edition, QuickVerse® 2008 Bible Suite, compared to those sales of our top of the line QuickVerse® edition, QuickVerse® 2008 Platinum.

However, our royalty accruals are expected to increase in the future in real terms as sales to new customers increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products. Upgrade sales will remain only subject to royalties on their content additions.

Freight and fulfillment costs decreased in real terms as a result of our decreased sales volume.  We do anticipate freight costs to increase in the future as a percentage of gross revenues as retail sales tend to increase in the fourth quarter, which carry higher shipping costs for us than direct and/or upgrade sales. Furthermore, due in large part to the establishment of our own fulfillment center in June 2007, fulfillment costs should remain relatively stable in the future as a percentage of gross revenues.

The amortization recognized during the nine months ended September 30, 2008 resulted mainly from the following software releases:

▪	QuickVerse® 2007 Mobile (released December 2006),
▪	QuickVerse® 2007 Macintosh (released March 2007),
▪	QuickVerse® 2008 (released November 2007),
▪	Multiple new content additions for QuickVerse® products (released April 2007 through September 2008) and
▪	FormTool® 7.0 (released September 2008).

Comparatively, during the nine months ended September 30, 2007, the amortization recognized resulted mainly from the following software releases:

▪	QuickVerse 2006 Macintosh (released June 2005),
▪	QuickVerse 2006 (released September 2005),
▪	QuickVerse® 2007 (released August 2006),
▪	Membership Plus® 2007 (released October 2006),
▪	QuickVerse® 2007 Mobile (released December 2006) and
▪	QuickVerse® 2007 Macintosh (released March 2007).

The shorter timeframes between our product upgrades along with the increased amount of product releases during the fiscal year 2007 led to the increased amount of amortization as a percentage of gross revenues for the nine months ended September 30, 2008.

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

Software Development Costs For	Three Months Ending September 30,		Nine Months Ending September 30,
	2008	2007	2008	2007
Beginning balance	$402,332	$522,712	$392,173	$491,695
Capitalized	75,983	124,636	243,270	316,086
Amortized (Cost of sales)	(35,305)	(88,022)	(192,433)	(248,455)
Ending Balance	$443,010	$559,326	$443,010	$559,326
Research and development expense (General and administrative)	$39,192	$15,630	$143,147	$76,198

The overall decrease in capitalized costs for the nine months ended September 30, 2008 is a result of the sale of our Membership Plus® product line and our development staff having been faced with greater maintenance challenges than anticipated, primarily in the first quarter of 2008, in connection with the new layout and engine design within the QuickVerse® 2008 product line. The maintenance challenges also led to the relative increase in research and development expense.  Despite these challenges, during the three months ended September 30, 2008 our development team focused their efforts on our annual upgrade releases of QuickVerse® and FormTool®, several new content additions for our QuickVerse® products, as well as the enhanced technology and infrastructure on our websites www.quickverse.com and www.formtool.com, and we have experienced increased efficiency in our development output (both internal and external).The increase in research and development expense for the three months ended September 30, 2008 is the result of two development projects no longer being pursued and therefore, all capitalized costs were expensed.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Nine Months Ending September 30	2008	% to Sales	2007	% to Sales	$	%
Selected expenses:
Commissions	$66,959	4%	$146,930	6%	$(79,971)	54%
Advertising and direct marketing	131,638	8%	144,175	6%	(12,537)	9%
Sales and marketing wages - reclassified	265,411	15%	228,113	9%	37,298	16%
Other sales and marketing costs	3,212	0%	17,164	1%	(13,952)	81%
Total sales and marketing	$467,220	27%	$536,382	22%	$(69,162)	13%
Personnel costs	$370,268	22%	$463,213	18%	$(92,945)	20%
Amortization and depreciation	343,178	20%	423,042	16%	(79,864)	19%
Research and development	143,147	8%	76,198	3%	66,949	88%
Corporate services	74,280	4%	54,400	2%	19,880	37%
Other general and administrative costs	412,951	24%	408,109	16%	4,842	1%
Total general and administrative	$1,343,824	78%	$1,424,962	55%	$(81,138)	6%
Total sales, marketing, general and administrative	$1,811,044	105%	$1,961,344	75%	$(150,300)	8%

For the nine months ended September 30, 2008, total sales and marketing costs decreased but increased as a percentage of gross revenues due to the overall decrease in gross revenues.  Commissions decreased for this period as we have discontinued our contract with a third party for telemarketing services.  Although there can be no assurance, we do not anticipate relying on a third party for telemarketing services in the future, and therefore, we anticipate third party commissions to further decrease in the future.  Advertising and direct marketing costs decreased; although we anticipate advertising and direct marketing costs to increase in future periods as we continue to enhance our product visibility online, increase and focus more on our direct marketing efforts, and increase the scope and frequency of our print advertising campaigns in order to maximize sales associated with new products, product enhancements and potential new product lines.  During the nine months ended September 30, 2008, sales and marketing wages - reclassified, increased as we began to transform our customer service department and its representatives into our in-house direct telemarketing sales team in late 2007. As we expand our in-house direct telemarketing sales team, we anticipate our sales and marketing wages to increase in future periods.

In addition to the decrease in total net personnel costs, gross direct salaries and wages, before adjustments of capitalized wages and reclassifications, decreased approximately $89,000, from approximately $969,000 for the nine months ended September 30, 2007 to approximately $880,000 for the nine months ended September 30, 2008. The decrease in direct salaries and wages was a result of the departure of our marketing manager, a customer service representative and the further reduction in our technical support staff in relation to the sale of our Membership Plus® product line. We do anticipate direct salaries and wages to increase nonetheless in the future given our continued focus on expanding our direct telemarketing sales team, marketing staff and product development staff.

The decrease in the amortization and depreciation expense is mainly attributable to the decrease in amortization. The software license we acquired in 1999, from which we derive our base intellectual property rights associated with the products that are responsible for generating the overwhelming majority of our revenues (the “1999 license”), is being amortized over a 10 year useful life and will have been fully amortized by the close of the year ending December 31, 2009. Amortization expense for the nine months ended September 30, 2008 and 2007 reflect the continual amortization of the 1999 license as well as the amortization of the FormTool® assets we acquired in February 2008. The FormTool® assets are amortized over a period of years that range from less than one year to ten years and approximate $3,000 of amortization expense each month.  Due to the sale of the Membership Plus® product line, we no longer carry on our books the net value associated with the Membership Plus® product in relation to the 1999 license and, as a result, we no longer had the corresponding amortization expense as of mid-October 2007. Finally, the amortization expense for 2007 reflects the amortization of our website, www.quickverse.com, the most recent version of which we launched during the second quarter of 2004.  However, the decrease in the amortization expense for the nine months ended September 30, 2008 reflects the discontinuation of this amortization item following full recognition.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). The increase in software development costs related to third-party developers and direct labor expensed as research and development reflects less capitalization of research and development costs for the nine months ended September 30, 2008. During the first quarter of 2008, our development staff was faced with greater maintenance issues than anticipated due to a new layout and engine design within the QuickVerse® 2008 product line which ultimately resulted in an increase in research and development costs expensed. During the third quarter of 2008, we determined that two of our development projects were no longer viable and therefore, approximately $10,000 of capitalized costs were expensed. In future periods, we anticipate research and development expenses to increase as we expand our internal development team and add new products and product versions, platforms and product lines.

Corporate service fees increased for the nine months ended September 30, 2008 from engaging the services of a consultant for business development related advisory services in March 2007.  The consultant’s contract expired in June 2008, at which time we extended the contract on a month by month basis.  We anticipate continuing to renew the consultant’s contract on a month by month basis for another period of six to twelve months as well as engaging additional business development consultants in the future.

Gain on Fair Value Adjustment of Derivatives

In connection with the warrants issued in November 2004, a non-cash fair value adjustment of approximately $306,000 and ($86,000) has been included in other income (expenses) for the nine months ended September 30, 2008 and 2007, respectively. These warrants were accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and the guidance of EITF 00-19-2, Accounting for Registration Payment Arrangements.  As described more fully below, these warrants were canceled on March 6, 2008 and there is no recognition, therefore, of a derivative liability on our September 30, 2008 balance sheet.  Furthermore, there will not be a non-cash fair value adjustment related to these warrants included in other income or other expenses beyond the date of March 6, 2008.

Gain on Settlement of Derivative Liabilities

On March 6, 2008, we entered into and consummated an agreement with Barron Partners, LP in which warrants issued to that entity in November 2004 were immediately canceled in exchange for a single cash payment to Barron Partners, LP in the amount of $150,000.  As a result of this transaction, these warrants are now null and void for all purposes.  We recorded a one time gain during the nine months ended September 30, 2008 due to the agreement calling for a cash payment that was less than the Black-Scholes calculated fair value of the derivatives on such date.

Income Tax Benefit

We did not record an income tax provision or benefit for the nine months ended September 30, 2008. Based upon available evidence, there is uncertainty regarding our ability to realize our deferred tax assets and we have therefore recorded a full valuation allowance against the net deferred tax assets in our condensed consolidated financial statements. Based on our estimates for 2009 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where the recognition of our deferred tax assets may be warranted in the future. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

For the nine months ended September 30, 2007, we recorded an income tax benefit based upon our estimate of realization of deferred tax assets arising primarily from net operating loss carryforwards for federal income tax purposes. We based our estimate of realization upon a number of factors, including cumulative taxable income from two of the prior four years and the expectation of significant taxable income before net operating loss carryforwards for 2007.

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

The divestiture of our Membership Plus® product line in October 2007 was driven by a combination of our need to raise cash and a strategic determination to begin a long-term shift in our product lines away from those within the faith-based vertical market and more towards those that extend across the business-to-business and consumer segments more generally.  With a portion of the funds we realized from the sale of our Membership Plus® product line, we purchased FormTool® in February 2008 which was our first product line acquisition outside of the faith-based market.  Although there can be no assurance, we anticipate acquiring additional product lines and/or entering into business combinations which will either replace or increase the revenue and free cash flow previously produced by the Membership Plus® product line.

Working Capital	September 30, 2008	December 31, 2007
Current assets	$649,057	$1,600,326
Current liabilities	$1,744,415	$2,614,891
Retained deficit	$7,846,089	$7,700,489

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

Cash Flows for Nine Months Ending September 30	2008	2007	Change	%
Cash flows (used) provided by operating activities	$(146,649)	$313,922	$(460,571)	147%
Cash flows (used) by investing activities	$(378,408)	$(370,457)	$(7,951)	2%
Cash flows (used) provided by financing activities	$(176,722)	$7,863	$(184,585)	2,348%

Net cash used by operating activities increased for the nine months ended September 30, 2008 primarily due to a reduction in cash collections, from reduced net revenues, and continued payments made to employees, content providers and vendors.

The increase in net cash used by investing activities for the nine months ended September 30, 2008 was primarily a result of the purchase of FormTool® in February 2008. Specifically, and in connection with FormTool®, we increased our cash investment for the development and re-launch of the FormTool.com website.  Offsetting this to some extent, however, was the fact that, during the nine months ended September 30, 2008 we capitalized fewer costs associated with software development as compared to the nine months ended September 30, 2007 due to maintenance issues (as previously described) as well as the curtailment of development work associated with the now-divested Membership Plus® product line.

The increase in net cash used by financing activities for the nine months ended September 30, 2008 was the result of our settlement payment to Barron Partners, LP in the amount of $150,000 in exchange for the cancellation of the warrants issued in November 2004 along with continued payments made on long-term notes payable.

Financing

We have been unable to secure bank financing due to our internal financial ratios and negative working capital position and do not expect that we will be successful in securing any such financing unless and until our ratios in this regard improve. However, it may be possible to secure financing on our open accounts receivable in order to satisfy our future financing needs. Equity financing, too, remains an option for us, though no definitive prospects for any such financing have been specifically identified.

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

At September 30, 2008, the total future minimum rental payments required under these leases is approximately $243,000 through the year 2012.

We lease telephone equipment under a capital lease due to expire in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life. Total minimum future lease payments under capital leases as of September 30, 2008 is approximately $16,000 through the year 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, September 30, 2008, and have determined that such disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2008, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated.  There can be no assurance, however, that we will not be made a party to litigation in the future.  Although we currently maintain liability insurance coverage in an amount equal to $5,000,000, there can be no assurance that such coverage will prove adequate to cover all liabilities arising out of any claims that may be initiated against us in the future. Any finding of liability imposed against us coupled with a lack of corresponding insurance coverage is likely to have an adverse effect on our business, our financial condition, and including liquidity and profitability, and our results of operations.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the quarterly period ended September 30, 2008.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended September 30, 2008.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated November 14, 2008. FILED HEREWITH.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated November 14, 2008. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 14, 2008. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: November 14, 2008	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: November 14, 2008	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer (Principal Financial & Accounting Officer)