Form 10-K
period 2008-12-31
FINDEX COM INC
filed 2009-04-15
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period for ________________________ to __________________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                                         Large accelerated filer [_]                                                                                     Accelerated filer [_]
                                         Non-accelerated filer [_] (Do not check if a smaller reporting company)     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [_] No [X]

As of April 14, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $512,000.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes [_] No [_]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At April 14, 2009, the registrant had outstanding 59,572,725 shares of common stock, of which there is only a single class.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements.  These statements appear in a number of places in this Form 10-K and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources, (ii) our financing opportunities and plans, (iii) our ability to attract customers to generate revenues, (iv) competition in our business segment, (v) market and other trends affecting our future financial condition or results of operations, (vi) our growth strategy and operating strategy, and (vii) the declaration and/or payment of dividends.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that might cause such differences include, among others, those set forth in Part II, Item 7 of this annual report on Form 10-K, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and including without limitation the “Risk Factors” section contained in Part I, Item 1A.  Except as required by law, we undertake no obligation to update any of the forward-looking statements in this annual report on Form 10-K after the date hereof.

ITEM 1. BUSINESS.

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

As part of that objective, we acquired FormTool.com and the FormTool® line of products in February 2008.  In September 2008, we re-launched the FormTool.com website as an online marketplace for purchasing the FormTool® line of form creation and form filler products, and also a one-stop shop for finding, purchasing and downloading customizable forms for a wide range of business and consumer needs.  Our model includes the ability to purchase forms on an individual basis, in bulk packs, or on a subscription basis.

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

We develop our titles and title versions using a strategic combination of our internal development group and external, independently contracted developers, a team of which are located in the Russian Federation and several others of which are located in the United States, India, and Ghana.

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

We maintain an in-house development team in Naperville, Illinois, and we also maintain development and technical staff at our Omaha, Nebraska headquarters.

We select our external developers based on their track record and expertise in producing titles and title versions within certain categories. This selection process allows us to strengthen and leverage the particular expertise of our internal and external development resources, as well as to scale up and down as necessary, to maximize the productivity of our development budget.

Our total product development costs incurred during the years ended December 31, 2008 and 2007, were approximately $494,000 and approximately $421,000, respectively, of which capitalized costs accounted for approximately $257,000 and approximately $282,000, respectively, and expensed costs accounted for $237,000 and approximately $139,000, respectively.

OUR PRODUCTS

Faith-Based Software

Bible Study

For the fiscal year ended December 31, 2008, approximately 86% of our revenues were derived from sales of our flagship product, QuickVerse®, an industry-leading Bible-study software now in its 20th year and 13th version. Originally introduced into the market in 1989, QuickVerse® has sold over one million copies since its introduction and is currently believed by us to be the market leader in its category.

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

QuickVerse® 2009, our latest version, is currently available in six CD-Rom editions for PC with a range in retail price from $39.95 to $799.95. Each edition and platform of QuickVerse® contains several Bible translations (e.g., the King James Version, the American Standard Version, etc.) along with numerous reference titles (e.g., dictionaries, commentaries, encyclopedias, etc.).  Furthermore, each QuickVerse® purchase includes access to additional books and content, which can be unlocked or downloaded and made accessible for an additional fee.

QuickVerse® Mobile is compatible on both Pocket PC® and Palm OS® operating systems.  QuickVerse® 4.0 Mobile, our latest version, is currently available in two editions as a download and in CD-Rom with a range in retail price from $39.95 to $69.95.  QuickVerse® Macintosh is compatible with Macintosh® OS X 10.3 or higher operating systems.  QuickVerse® 2.0 Macintosh, our latest version, is currently available in three editions with a range in retail price from $59.95 to $349.95. QuickVerse® Mobile and QuickVerse® Macintosh each provide the same simplified access and many of the personal Bible study features found in the QuickVerse® PC versions.

QuickVerse® customers include (i) individuals devoted to or otherwise interested in studying Christianity and (ii) religious and other spiritual organizations including schools, churches and other faith-based ministries.

For our QuickVerse® customers, we also develop and market certain other Bible study software packages such as the Vine’s® Complete Collection, the Nelson’s® Reference Collection, the Warren Wiersbe® Collection, the John MacArthur® Collection and many others.  These titles currently range in retail price from $19.95 to $249.95 per unit.

In addition, our website, www.quickverse.com, offers additional content which can be downloaded into the QuickVerse® software for immediate use.  The content offered includes over 180 individual books and/or collections with a range in retail price from $4.95 to $249.95.

Other Faith-Based Products

Our faith-based software titles and title versions also include those categorized as Print and Graphic, Financial, Pastoral, Children’s and Language products. These categories include titles such as ClickArt Christian Publishing® Suite III, Sermon Builder® 5.0, Ministry Notebook® 2.0, Jonah and the Whale®, Greek Tutor® and Hebrew Tutor®. These titles currently range in retail price from $5.97 to $69.95.  For the fiscal year ended December 31, 2008, approximately 11% or our revenues were derived from sales of our other faith-based software titles.

Form Creation

Our form creation titles currently consist of the FormTool® software product line. On February 25, 2008 we acquired the FormTool® software product line from ORG Professional, LLC.  FormTool.com and the FormTool® product line offers quality, professionally designed forms for business, accounting, construction, sales, real estate, human resource and personal organization needs. FormTool® 7.0, our latest version, is currently available in four editions that range in retail price from $29.99 to $199.99.  Furthermore, in September 2008, we re-launched the FormTool.com website as an online marketplace for purchasing the FormTool® product line, as well as a “one-stop” shop for finding, purchasing, and downloading customizable forms for a wide range of business and consumer needs. For the year ended December 31, 2008, approximately 3% of our revenues were derived from sales of FormTool® products and forms.

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

MARKETING AND ADVERTISING

In developing a marketing strategy for our products, we seek brands or titles that we believe will appeal to the interests of our target users. We strive to create marketing campaigns which are consistent with this strategy and generally market our software through:

▪	our Websites (www.quickverse.com/www.formtool.com) and the Internet sites of others;
▪	print advertising;
▪	opt-in e-mail campaigns;
▪	affiliate merchants;
▪	product sampling through trial and limited content software versions;
▪	in-store promotions, displays and retailer assisted co-operative advertising;
▪	publicity activities; and
▪	trade shows.

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

Direct Marketing / Online Sales

Direct sales accounted for approximately 57% of our 2008 fiscal year revenue and approximately 54% of our 2007 fiscal year revenue. Over the past six years, we have devoted significant and increasing resources to the development of our direct-marketing program. Through this program, we market our products directly to consumers through a combination of direct-mailings and opt-in e-mailings of our product title catalogs and brochures. An important aspect of this initiative is our online sales. We maintain a full-service online store with many of the kinds of features and capabilities that online shoppers have come to expect from cutting-edge Internet retailers. Furthermore, we have made technological advancements to our Website in order to provide more downloadable products and/or content.  We are currently marketing our products online through multiple sources including our own www.quickverse.com and www.formtool.com Internet Websites, other Internet Websites such as www.amazon.com, as well as several widely used search engines such as Google® and Yahoo®.  Furthermore, in October of 2005 we joined an affiliate network through www.shareasale.com and have gained approximately 570 affiliate merchants that market our products through their Websites.

We anticipate online orders will continue to increase as we expand our software and content product base and enhance our marketing efforts in this area.

Retail Sales

Retail sales accounted for approximately 43% of our 2008 fiscal year revenue and approximately 46% of our 2007 fiscal year revenue. Our domestic retail sales involve thousands of retail stores across the United States through which our products are sold, many of which are members of the CBA. These stores vary from small, family-owned Christian bookstores to large chain bookstores such as LifeWay Christian Stores and Family Christian Stores®.  We face the continuing challenge of reaching these stores on a consistent basis to keep them informed of new releases, promotional offers, etc.  In addition to advertising in trade publications and maintaining visibility at CBA trade shows and events, we believe that it is critical to be in direct personal contact with each customer routinely, in order to maintain or increase our market position.  Towards that end, our sales representatives are expected to contact each of our customers as well as each of the independent stores that are not yet our customers regularly and present them with the latest in our products and promotions. We believe our personalized approach to marketing provides us with an edge over our competition, which we believe rely predominantly on advertising to maintain and develop their relations with CBA customers.

The secular retail market includes chains such as Best Buy™, Sam’s Club, Frys, OfficeMax™ and Apple® Stores. We have also partnered with Avanquest USA, a major publisher and distributor of software in the secular market, to distribute our products.

International Sales

International sales accounted for approximately 2% of our 2008 fiscal year revenue and approximately 3% of our 2007 fiscal year revenue. We currently sell to distributors and retailers in Africa, Australia, Canada, Faroe Island, Korea, New Zealand, Philippines, Singapore, and the United Kingdom. These distributors and retailers, in turn, sell our products into both Christian and large, secular retail outlets that sell off-the-shelf consumer software packages.

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

We give all of our distributors and retail customers a written product return policy providing for returns, upon written request, within nine months of the invoice date for credit only.  If a new title or title version release falls within that nine month time span, a distributor has 60 days from the announced release date to return the old title or title version in exchange for the new title or title version only.  We provide our end-user consumers with a 30 day satisfaction guarantee, allowing them to return a title or title version within that time frame if for any reason unsatisfied. Our warranty policy for defective software is to provide replacement or repair for a period of 30 days from the invoice date. We believe that these measurement dates provide a consistent period for assessment and the opportunity to adequately estimate channel inventory levels for appropriately estimating our return reserves.

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

MANUFACTURING AND FULFILLMENT

We prepare a set of master program copies, documentation and packaging materials for each platform on which a title or title version is available. Most of our software products are manufactured through third-party subcontractors while a small number is produced in-house.  Orders for master program copies and documentation for our PC, Macintosh and Mobile based titles and title versions generally take seven to ten days, and reorders take three to five days. Orders for packaging materials for similar titles and title versions generally take fourteen to twenty-one days, and reorders take seven to fourteen days.  To date, we have not experienced any material returns due to product defects.

We currently fulfill all of our direct-to-consumer sales and all of our retail sales out of our own warehouse located in Omaha, Nebraska.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

During the fiscal years ended December 31, 2008 and 2007, we had one customer, Lifeway Christian Resources, that individually accounted for 10% or more of annual sales.  As we introduce new and enhanced software titles into the market and increase our focus on direct sales, we anticipate our sales to a single customer, as a percentage of gross consolidated revenue, will remain below 10%.

Also for the fiscal years ended December 31, 2008 and 2007, product and material purchases from Midlands Packaging Corporation accounted for 37% and 22%, respectively, IsoDisc accounted for 15% and 15%, respectively, Omaha Box Company accounted for 12% and 7%, respectively, and Frogs Copy and Graphics accounted for 8% and 20%, respectively, of the total product and material purchases made by us.  We currently have no long-term written agreements with any of these suppliers. The payment terms are generally net 30 days, and we are not substantially dependent upon any one or more of them; all are easily replaceable with any locally available supplier.

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

In relation to our faith-based products, we face competition from other software publishers, all of which generally sell through the same combination of channels that we do, including chain store, secular, CBA, direct and online sales.

Specifically, and in relation to our QuickVerse® family of products, we believe we are the market leader in our category.  We currently compete with the following companies and products, among others, in the PC, Macintosh and Mobile categories:

▪	Logos Research Systems, Inc. – Logos Bible Software®
▪	Biblesoft, Inc. – PC Study Bible® Version
▪	Thomas Nelson, Inc. – Nelson eBible® for PC and Mobile devices
▪	WordSearch Bible Publishers – WordSearch®
▪	Zondervan – Zondervan Bible Study Library® for PC and Macintosh
▪	Oak Tree Software, Inc. – Accordance Bible Software®
▪	Laridian – PocketBible®
▪	WordSearch Bible Publishers – Life Application Bible Pocket Library®
▪	Zondervan – NIV Bible Study Suite PDA®
▪	Olive Tree Bible Publishers – Olive Tree Bible Software®

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

We entered into a license agreement in June 1999 with Parsons Technology, Inc. which forms the basis of our copyright protection for products that accounted for approximately 97% of our revenues in 2008, including those generated from sales of QuickVerse®, by far our largest selling software title.  A copy of the license that we obtained from Parsons Technology, which has since been assigned to Riverdeep, Inc., the latest licensor-assignee in a succession of assignments by Parsons Technology that have occurred since June 1999, is incorporated by reference into this annual report on Form 10-K for the year ended December 31, 2008 as Exhibit 10.3.  At the time, it was acquired as part of a combination of related transactions involving ourselves, Parsons Technology, then a wholly owned subsidiary of Mattel, Inc. ®, and TLC Multimedia Inc., then also a wholly owned subsidiary of Mattel, Inc.®  Aside from the license, the transactions involved an asset sale, a product distribution agreement, and a related services agreement.  Taken as a whole, and essentially, we had acquired from TLC Multimedia a software publishing and sales division (known and referred to by many then as the “Parsons Church Group”).  In accordance with its terms, we agreed to pay a one-time non-recurring fee of $5 million to obtain the license, which fee was payable over a subsequent approximate one year period.  The related asset sale involved separate consideration.

The license that we acquired in 1999 provided us with the right, originally for a term of ten years, to publish, use, distribute, sublicense and sell, exclusively worldwide in non-secular channels and non-exclusively (with the continuing right retained by Riverdeep, Inc., successor to Parsons Technology) on an unrestricted basis in secular channels, a collection of 65 individual top-selling Christian-related software titles owned by Parsons Technology, including QuickVerse®, among others.  The license covered a variety of other add-on content titles (e.g., various Bible translations, study guides and sermon preparation tools).  The license also included the right for us to modify the programs (including the source code) in order to prepare derivative works and future versions of the programs, and stated that we would exclusively own all rights associated with any such modifications.

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

In October 2001, due to being in arrears with respect to certain royalty payments owed to The Zondervan Corporation, then a content provider to QuickVerse®, we became party to a second mediation ultimately resulting in a multi-party settlement agreement, on October 20, 2003, the terms of which provided for our payment to Zondervan of $500,000 plus 5% simple interest in installments, as well as for our destruction of all inventory containing Zondervan-owned content, all of which we satisfied within months thereafter. As part of the settlement agreement, we received a covenant in perpetuity with respect to our rights under the 1999 license, effectively extending it indefinitely with no continuing financial obligations owed by us. A copy of the settlement agreement which resulted in the effective extension is incorporated by reference into this annual report on Form 10-K for the fiscal year ended December 31, 2008 as Exhibit 10.14.

Since 1999, the developments, including modifications and improvements, that we have made to the originally acquired copyrighted programs covered by the license have been extensive.  We have used both in-house developers and third-party contractors in these modifications and improvements over which we retain the exclusive ownership. Given these developments, which have been made through nine subsequent versions, eight different editions and three new platforms of QuickVerse®, and various subsequent versions of some of the other titles to which we acquired rights under the license (including those in each of the print and graphics, pastoral, children’s, and language tutorial product categories), we believe that the real value of the copyrights associated with these titles lay almost exclusively at this point in the improvements that we own rather than the base copyrights that we were originally granted and that continue to be owned by Riverdeep, Inc.  Moreover, it is our belief that the original source code covered by the license has been effectively rendered valueless by virtue of these subsequent modifications and improvements.  Although we do not believe that any third parties have been granted any rights to date in addition to our own to publish or sell these titles into secular channels, and do believe that, even if this has occurred or should occur in the future, the barriers to entry created by the extensive developments that we have made and now own to these otherwise licensed titles would make it practically infeasible for any third party to effectively compete with us in relation to these products in any market, there can be no assurance that one or more competitors will not emerge at some point or that they will not impact on our sales and revenues.

As noted above, our largest-selling title, QuickVerse®, is one from which we originally derived our rights under the 1999 license.  One of the features that make QuickVerse® such a popular title is its breadth of content.  A very significant percentage of this content is licensed by us from various third-party content providers for inclusion in QuickVerse®.  We are therefore responsible for paying royalties on a regular basis to these providers in connection with our sales of QuickVerse®.  In total, we currently have content licensing agreements with 47 different publishers for approximately 924 individual Bible translations and other biblical or related scholarly works which are incorporated in various editions of our QuickVerse® products, or in some cases sold as stand-alone or add-on content.  These licensing agreements are typically non-exclusive and for a fixed duration (e.g., a term of 3 or 5 years).  Royalties are calculated as a percentage of net sales from a work (e.g., ranging from 3% to 10% according to the licensing agreements), based upon factors such as value as a stand-alone product as compared to, for example, value when bundled with other titles within a collective work.  These license agreements typically cover content in the context of both stand-alone products and as bundled works.  For example, consumers who purchase QuickVerse® pay the suggested retail price and are in part paying for the technology within the program along with the content.  QuickVerse® titles sold to new consumers or new users are subject to royalties on all content within each specific QuickVerse® title.  However, upgrade sales to existing users are only subject to royalties on new content additions of the upgraded version.

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

Trademarks

As part of the 1999 license, we acquired the unlimited right to use the registered trademarks associated with the various titles licensed thereunder exclusively worldwide in non-secular channels and non-exclusively in secular channels.  Because of the fact that QuickVerse® has been on the market for approximately ten years by the time we acquired the license, and had a substantial existing user base, the trademark for this product alone was deemed at the time to be of great importance and value.  We believe that our initiatives in introducing subsequent versions, editions and platforms of this title since then, as well as our having maintained extremely high publishing standards throughout the period that we have been publishing this title, have served to sustain and enhance the importance and value of this trademark.

Following our acquisition of FormTool®, we filed a trademark application for the FormTool® name with the United States Patent and Trademark Office.  On September 30, 2008, this trademark was approved and registered to the Company.

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

EMPLOYEES

As of April 15, 2009, we had fourteen full-time employees and two part-time employees.  Of those sixteen, three were part of the senior-level executive and financial management team, three were in the product development team, five were on the sales team, and five were in fulfillment, administration, and related support positions.  For the fiscal year ended December 31, 2008, our annual employee costs (including gross wages, related payroll taxes and benefits) totaled approximately $1,447,000, equivalent to 53% of gross revenues. In addition, we have engaged the services of several consulting firms who are working full or part-time for us in the area of product development.

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

ITEM 1A. RISK FACTORS.

Several of the matters discussed in this annual report on Form 10-K for the fiscal year ended December 31, 2008 contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this annual report, readers should carefully consider the following cautionary statements and risk factors.

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

Our audited financial statements for the period ending December 31, 2008, including the footnotes thereto, call into question our ability to continue as a going concern. This conclusion was drawn from the fact that, as of the date of those financial statements, we had a negative current ratio and total liabilities in excess of total assets. Those factors, as well as questions surrounding our ability to secure additional financing for continued operations, have resulted in uncertainty regarding our ability to continue as a going concern. See Note 2 in the Notes to the Consolidated Financial Statements for the year ended December 31, 2008.

Our accumulated deficit makes it harder for us to borrow funds.

As of December 31, 2008, and as a result of historical losses in prior years, our accumulated deficit was $8,057,377. The fact that we maintain an accumulated deficit, as well as the extent of our accumulated deficit relative to recent earnings, negatively affects our ability to borrow funds because lenders generally view an accumulated deficit as a negative factor in evaluating creditworthiness.  Any inability on our part to borrow funds if and when required, or any reduction in the favorability of the terms upon which we are able to borrow funds if and when required, including amount, applicable interest rate and collateralization, would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

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

We face competition from other software publishers, all of which generally sell through the same combination of channels that we do.  In relation to our faith-based titles, these channels include chain store, secular, CBA, direct and online sales, and our competitors include Logos Research Systems, Inc., Biblesoft, Inc., Thomas Nelson, Inc., WordSearch Bible Publishers and The Zondervan Corporation, among others.   In relation to our form creation, these channels also include retail chain stores, direct and online sale and our competitors include FormDocs, LLC and Nuance Communications, Inc.

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

In fiscal year 2008, approximately 86% of our total revenue was derived from one software title, QuickVerse®, compared to 72% of our total revenue for fiscal year 2007. We expect that QuickVerse® will continue to produce a disproportionately large percentage of our revenue for the foreseeable future and that such percentage will be significantly higher going forward than it has been in recent years. Due to this dependence on a single title, the failure of such title, or individual versions of such title, to achieve anticipated results would have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Description of Business – Our Products”.

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

Our costs for product development for the fiscal year ended December 31, 2008 were higher than the fiscal year ended December 31, 2007. We anticipate our product development costs will increase in the future as a result of the higher costs associated with releasing more software titles or new title versions across multiple user interface platforms, and the complexity of developing such titles and title versions for next-generation systems, among other reasons. We anticipate that our profitability will continue to be impacted by the levels of research and development expenditures relative to revenue and by fluctuations relating to the timing of development in anticipation of future user interface platforms.

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

Approximately 97% of our revenues in 2008, including those generated from sales of QuickVerse®, by far our largest selling software title, was derived from the publication and sale of software titles to which we have only the exclusive license to publish and sell into non-secular channels. Although, as of the date hereof, we do not believe that any third parties have been granted rights in addition to our own to publish or sell these titles into secular channels, and we believe that, even if this has occurred or should occur in the future, the barriers to entry created by the extensive developments that we have made and now own to these otherwise licensed titles would make it practically infeasible for any third party to effectively compete with us in relation to these products in any market, there can be no assurance that one or more competitors will not emerge at some point or that they will not adversely impact our sales and revenues. See “Description of Business – Intellectual Property”.

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

Our common stock is considered a “penny stock”, which generally is a stock trading under $5.00 and not registered on any national securities exchanges. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. This regulation generally has the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares. Prior to a transaction in a penny stock, a broker-dealer is required to:

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

As an issuer of “penny stock,” we do not currently benefit from the protection provided by the federal securities laws relating to forward-looking statements.

Although, generally, federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks.  As a result, and since our common stock has consistently traded in recent years at a level at which it is considered to constitute a “penny stock”, we do not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that any material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.  Such an action could hurt our financial condition.

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

The volatility of our common stock is illustrated by reference to the fact that, during fiscal year 2008, our trading price fluctuated from a low of $0.02 to a high of $0.065 per share.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

There were no reportable events under this Item 1B during the fiscal year ended December 31, 2008.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 620 North 129th Street, Omaha, Nebraska. We lease this 4,000 square foot premises under a five year lease agreement with Metro Realty. Our monthly rent is $5,480.33 and, as of April 15, 2009, there were approximately thirty-seven months remaining under the lease.  In addition, our warehouse facility is located at 4437 South 134th Street, Omaha, Nebraska.  We lease this 5,000 square foot facility under a three year lease agreement with Dock High, LLC.  Our monthly rent is $2,500.00 and, as of April 15, 2009, there were approximately fourteen months remaining under the lease.  In accordance with the terms of these leasehold agreements, we are responsible for all associated taxes, insurance, and utility expenses.

As of April 15, 2009, two of our full-time employees work at their homes in Naperville, Illinois. We do not pay for any space associated with these operations.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the year fiscal year ended December 31, 2008, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Common Stock
2007	High	Low
First Quarter	$0.050	$0.030
Second Quarter	$0.050	$0.030
Third Quarter	$0.050	$0.030
Fourth Quarter	$0.080	$0.040

2008	High	Low
First Quarter	$0.065	$0.035
Second Quarter	$0.060	$0.027
Third Quarter	$0.040	$0.020
Fourth Quarter	$0.030	$0.021

STOCKHOLDERS

As of April 15, 2009, there were approximately 750 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

DIVIDENDS

Since inception, no dividends have been paid on our common stock and we do not anticipate paying any dividends in the foreseeable future.  Although it is our intention to utilize all available funds for the development of our business, no restrictions are in place that would limit or restrict our ability to pay dividends.

EQUITY COMPENSATION PLAN INFORMATION

Please refer to Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters as reported in this annual report on Form 10-K for the information regarding our equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

There were no previously unreported sales of unregistered securities during the fourth quarter of the fiscal year ended December 31, 2008.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of equity securities by the Company itself, or any affiliated purchaser during the fourth quarter of the fiscal year ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read together with our consolidated financial statements for the period ended December 31, 2008 and the Notes to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies, including the assumptions and judgments underlying them, are more fully described in the Notes to the Consolidated Financial Statements. We have consistently applied these policies in all material respects. These policies primarily address matters of expense recognition and revenue recognition, including amortization of software development cost and the calculation of reserve for returns. Investors are cautioned that these policies are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially.  Below are the accounting policies that we believe are the most critical in order to gain an understanding of our financial results and condition.

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

Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a “beta” version for testing.  Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers.  We amortize capitalized costs on a product-by-product basis.  Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months, but up to 60 months), or (ii) the ratio of current revenues to total projected product revenues.

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

Product returns from distributors and Christian bookstores are allowed primarily in exchange for new products or for credit towards purchases as part of a stock-balancing program.  These returns are subject to certain limitations provided for in the contract between us and the corresponding distributor/retailer. Returns from sales made directly to consumers are accepted within 30 days of purchase and involve a cash refund.  Product returns, price protections or price concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results.

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

Derivatives

We account for warrants issued with shares of common stock in a private placement according to EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and the guidance of EITF 00-19-2, Accounting for Registration Payment Arrangements.  In accordance with the accounting mandate, the derivative liability associated with the warrants is to be adjusted to fair value (calculated using the Black Scholes method) at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The corresponding fair value adjustment is included in the consolidated statements of operations as other expenses as the value of the warrants increases from an increase in our stock price at the balance sheet date and as other income as the value of the warrants decreases from a decrease in our stock price.

MANAGEMENT OVERVIEW

During the year ended December 31, 2008, we focused on our two product lines, QuickVerse® and FormTool®. Specifically, we focused on their individual technological features in order to meet our development schedule and our annual upgrade release for both product lines as well as focusing on expanding the content for both product lines.  The annual upgrade release of FormTool®, FormTool® 7.0, was released in September 2008 and the annual upgrade release of QuickVerse®, QuickVerse® 2009, was released in October 2008.  For the fourth consecutive year, QuickVerse® 2009 reached retail stores prior to the beginning of the holiday season.  Furthermore, for the year ended December 31, 2008, we concentrated on building our technology platform and infrastructure in order to become a more Webcentric provider of online products.

QuickVerse®

During the year ended December 31, 2008, our development team worked on a number of projects which resulted in five new content collections for our QuickVerse® product line, an upgrade to our QuickVerse® Windows platform, and an upgrade to our QuickVerse® Mobile platform.  These titles, along with their corresponding retail prices, include:

▪	H. A. Ironside Collection with a retail price of $199.95,
▪	Timothy Dwight Collection with a retail price of $49.95,
▪	John Calvin Collection with a retail price of $49.95,
▪	Arthur W. Pink Collection with a retail price of $49.95,
▪	John Bunyan Collection with a retail price of $49.95,
▪	QuickVerse® 2009 (Windows) in six different editions with a range in retail price from $39.95 to $799.95; and
▪	QuickVerse® Mobile 4.0 in two different editions with a range in retail price from $39.95 to $69.95.

Additionally, in June 2008 we released a free downloadable version of QuickVerse® 2008, which allows new customers to get a look and feel of our QuickVerse® product line at no cost. In September 2008, we released an online tutorial for our QuickVerse® product line, which guides customers through a movie presentation on how to navigate and use QuickVerse® to its fullest potential.

In May 2008, we launched a new feature on our website, www.quickverse.com, called the Books page which enables our QuickVerse® customers to purchase additional content and immediately download that content for use within their QuickVerse® software.  Our Books page currently features over 180 individual books and/or collections with a range in retail price from $4.95 to $249.95. Furthermore, in December 2008 we updated our QuickVerse® website, which resulted in the creation of a new front-end, flash-enabled page viewing feature and streamlined our shopping cart process.

Over time, we anticipate the number of downloadable options to grow substantially as we continue to expand and build upon our website technology.  Along with the annual upgrade release of QuickVerse® in October 2008, we also offered the upgrade to QuickVerse® 2009 as a download for the first time; and therefore, providing instantaneous delivery to the customer.

Comparatively, during the year ended December 31, 2007, we released the following:

▪	QuickVerse® 2007 Macintosh, in three different editions with a range in retail price from $59.95 to $349.95,
▪	Theological Dictionary of the New Testament: Abridged®, commonly known as “Little Kittel”, with a retail price of $59.95,
▪	Word Studies in the Greek New Testament® Collection with a retail price of $59.95,
▪	The Pulpit Commentary® Collection with a retail price of $99.95,
▪	The Biblical Illustrator® Collection with a retail price of $99.95,
▪	NIV Family® package, which includes access to all currently offered software platforms with a retail price of $39.95,
▪	QuickVerse® Bible Suite Hybrid, which includes access to all currently offered software platforms with a retail price of $39.95; and
▪	QuickVerse® 2008 (Windows), in seven different editions with a range in retail price from $39.95 to $799.95.

During October 2007, we sold all of the assets and liabilities associated with our Membership Plus® product line for $1,675,000 in cash. The Membership Plus® product line had accounted for approximately 25% of our 2007 aggregate revenues through the date of the sale.

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

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

Statements of Operations for Years Ended December 31	2008	2007	Change
Net revenues	$2,414,427	$3,165,401	$(750,974)
Cost of sales	(1,005,781)	(1,352,794)	347,013
Gross profit	$1,408,646	$1,812,607	$(403,961)
Sales, marketing and general and administrative expenses	(2,557,475)	(2,783,435)	225,960
Gain on sale of software product line	---	1,300,349	(1,300,349)
Income (loss) from operations	$(1,148,829)	$329,521	$(1,478,350)
Gain (loss) on fair value adjustment of derivatives	305,620	(379,406)	685,026
Gain on debt settlement	491,931	16,000	475,931
Other income	20,950	13,040	7,910
Interest expense	(26,560)	(39,947)	13,387
Loss before income taxes	$(356,888)	$(60,792)	$(296,096)
Income tax provision	---	(541,300)	541,300
Net loss	$(356,888)	$(602,092)	$245,204

The differing results of operations are primarily attributable to the following:

▪	a decrease in net revenues for the year ended December 31, 2008 partly attributable to the following:
	▪	an overall net decrease in unit sales of our QuickVerse® product line due to a reduction in the perceived value on the part of customers of certain upgrades based on the relative frequency thereof;
	▪	the sale of our Membership Plus® product line during October 2007;
	▪	the decreased number of product releases; and
	▪	the current economic downturn;
▪	a decrease in cost of sales for the year ended December 31, 2008 due primarily to decreased direct costs, amortization of software development costs and royalty costs;
▪	a decrease in sales and marketing and general and administrative expenses for the year ended December 31, 2008 arising from our continuous efforts to cut costs; and
▪	most notably for the year ended December 31, 2008:
	▪	the recognition of a gain related to the fair value adjustment of derivatives up to the settlement date of March 6, 2008 due to the fluctuation of our stock price; and
▪
the recognition of a gain on debt settlement which is mainly attributed to the settlement of derivative liabilities in relation to warrants issued in November 2004 and which were canceled on March 6, 2008 in exchange for a single cash payment ($150,000) that was less than the calculated fair value of the derivatives on such date.

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating less than 30% of our annual sales.

Revenues

The following table presents our revenues for 2008 and 2007 and dollar and percentage changes from the prior year.

					Change
Revenues for Years Ended December 31	2008	% to Sales	2007	% to Sales	$	%
Gross revenues	$2,720,930	100%	$3,674,514	100%	$(953,584)	26%
Less estimated sales returns and allowances	(306,503)	11%	(509,113)	14%	202,610	40%
Net revenues	$2,414,427	89%	$3,165,401	86%	$(750,974)	24%

During each of the years ended December 31, 2008 and 2007, our sales efforts were focused on directly targeting end-users through telemarketing and Internet sales.  Our decrease in gross revenues for the year ended December 31, 2008 was primarily attributed to the sale of our Membership Plus® product line in October 2007. By way of comparison, Membership Plus® product revenue was approximately $768,000 for the year ended December 31, 2007.  In addition, during the year ended December 31, 2007 we released an upgrade to our QuickVerse® Macintosh product line and had liquidation sales of our QuickVerse® 2006 product line (Windows and Macintosh editions) whereas for the year ended December 31, 2008 we did not have an upgrade to the Macintosh platform nor liquidation sales. Furthermore, during 2008, our retail sales consisted of more QuickVerse® Bible Suite editions (which is the least expensive edition of our QuickVerse® products with a retail price of $39.95) and less of QuickVerse® Platinum (which is the most expensive edition of our QuickVerse® products with a retail price of $799.95). Finally, due to increased frequency and consistency in our development schedule, and the annual releases of our flagship product, QuickVerse®, upgrade sales have not been increasing at as rapid a rate as they have in previous years.  Although there can be no assurance, we anticipate that our revenues in the future related to the QuickVerse® product line will remain consistent with the 2008 figures as we continue to expand the content available for our QuickVerse® products, develop new products for multiple platforms, offer our products at a range of price points intended to appeal to various market sub-segments and offer new venues to gain access to the expanded content available for our QuickVerse® customers.

During the year ended December 31, 2008, we did recognize approximately $78,000 in revenue from the FormTool® product line, which we acquired in February 2008.  We do anticipate our revenues in relation to the FormTool® product line to increase in the near-term based on our launch of the new and enhanced FormTool.com website and our annual upgrade release of the FormTool® desktop product line in September 2008.

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

As a percentage of gross revenues, our sales returns and allowances decreased for the year ended December 31, 2008 compared to December 31, 2007 due to the increased stability of our products. Further, for the year ended December 31, 2007, we experienced a significant increase in actual returns due to the return of liquidated product sold during the first and second quarter of 2007. Typically, product returns trend upward after a new version is released as distributors and retail stores return old product in exchange for the new version release. Due to our annual release of QuickVerse® in October 2008, we did experience this upward trend of product returns within the fourth quarter of 2008. We also anticipate that this trend will carryover to the first quarter of 2009 as the distributors and retail stores finalize their old product exchange for the new version release.  It is our objective to release enhanced versions of our biggest-selling products on an annual basis generally going forward, and as a percentage of gross revenues we anticipate sales returns and allowances to decrease over time as a result of increased stability in the functionality of our products, decreasing reliance on retail sales and increasing reliance on direct sales, which have historically resulted in fewer returns, and improved planning in the timing of new product version releases.

Cost of Sales

The following table presents our cost of sales for 2008 and 2007 and dollar and percentage changes from the prior year.

					Change
Cost of Sales for Years Ended December 31	2008	% to Sales	2007	% to Sales	$	%
Direct costs	$324,814	12%	$492,446	13%	$(167,632)	34%
Less estimated cost of sales returns and allowances	(45,900)	2%	(76,665)	2%	30,765	40%
Amortization of software development costs	318,880	12%	381,941	10%	(63,061)	17%
Royalties	233,680	9%	324,328	9%	(90,648)	28%
Freight-out	108,316	4%	152,770	4%	(44,454)	29%
Fulfillment	65,991	2%	77,974	2%	(11,983)	15%
Cost of sales	$1,005,781	37%	$1,352,794	37%	$(347,013)	26%

Cost of sales consists primarily of direct costs, amortization of capitalized software development costs, non-capitalized technical support wages, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, fulfilling and shipping our products.

The decrease in direct costs for the year ended December 31, 2008 is predominately attributable to the sale of Membership Plus®.  As a percentage of gross revenues, direct costs decreased slightly and we anticipate relatively the same for the future as we continue to review our hard costs and seek out those vendors that provide the most competitive prices.

Royalties decreased significantly in real terms for the year ended December 31, 2008 due to the following:

▪	decreased royalty rates on our higher end QuickVerse® editions (i.e. Deluxe and Platinum) through a realignment of our content mix in the QuickVerse® 2008 and 2009 versions and
▪
a change in our sales mix for the year ended December 31, 2008 which resulted in more sales of our lower end QuickVerse® edition, QuickVerse® Bible Suite, compared to those sales of our top of the line QuickVerse® edition, QuickVerse® Platinum.

However, our royalty accruals are expected to increase in the future in real terms as sales to new customers increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products. Upgrade sales will remain only subject to royalties on their content additions.

Freight and fulfillment costs decreased in real terms as a result of our decreased sales volume but remained steady as a percentage of gross revenues.  Although there can be no assurance, we anticipate freight costs to decrease in the future as a percentage of gross revenues as we continue to focus our sales efforts on direct and/or upgrade sales, of which our preferred method of delivery is via a download from our website. Furthermore, due in large part to the establishment of our own fulfillment center in June 2007, fulfillment costs should remain relatively stable in the near future as a percentage of gross revenues.

The amortization recognized during the year ended December 31, 2008 resulted mainly from the following software releases:

▪	QuickVerse® 2007 Mobile (released December 2006),
▪	QuickVerse® 2007 Macintosh (released March 2007),
▪	QuickVerse® 2008 (released November 2007),
▪	Multiple new content additions for QuickVerse® products (released April 2007 through September 2008),
▪	FormTool® 7.0 (released September 2008) and
▪	QuickVerse 2009 (released October 2008).

Comparatively, during the year ended December 31, 2007, the amortization recognized resulted mainly from the following software releases:

▪	QuickVerse 2006 Macintosh (released June 2005),
▪	QuickVerse 2006 (released September 2005),
▪	QuickVerse® 2007 (released August 2006),
▪	Membership Plus® 2007 (released October 2006),
▪	QuickVerse® 2007 Mobile (released December 2006),
▪	QuickVerse® 2007 Macintosh (released March 2007) and
▪	QuickVerse® 2008 (released November 2007).

The decreased amount of new and/or enhanced product releases during the fiscal year 2008 led to the decreased amount of amortization in real terms.  However, overall decreased revenues as well as shorter timeframes between our product upgrades led to the increased amount of amortization as a percentage of gross revenues for the year ended December 31, 2008.

In the future, as we continue to implement our strategy to become a principally Webcentric provider of online products, we anticipate experiencing a decrease in cost of sales, specifically direct costs, freight and fulfillment, as more of our products will become available for download.

Software Development Costs For Years Ended December 31	2008	2007
Beginning balance	$392,173	$491,695
Capitalized	256,725	282,419
Amortized (cost of sales)	(318,880)	(381,941)
Ending balance	$330,018	$392,173
Research and development expense (General and administrative)	$237,619	$139,281

The overall decrease in capitalized costs for the year ended December 31, 2008 is a result of the sale of our Membership Plus® product line and our development staff having been faced with greater maintenance challenges than anticipated, primarily in the first quarter of 2008, in connection with the new layout and engine design within the QuickVerse® 2008 product line. The maintenance challenges also led to the relative increase in research and development expense.  Despite these challenges in 2008, our development team focused their efforts on our annual upgrade releases of QuickVerse® and FormTool®, several new content additions for our QuickVerse® products, as well as the enhanced technology and infrastructure on our websites www.quickverse.com and www.formtool.com, and we have experienced increased efficiency in our development output (both internal and external).The significant increase in research and development expense for the year ended December 31, 2008 is mainly the result of abandoning three development projects and therefore, all capitalized costs were expensed plus the maintenance challenges mentioned above.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Years Ended December 31	2008	% to Sales	2007	% to Sales	$	%
Selected expenses:
Commissions	$67,709	2%	$183,522	5%	$(115,813)	63%
Advertising and direct marketing	190,274	7%	245,274	7%	(55,000)	22%
Sales and marketing wages	358,129	13%	321,964	9%	36,165	11%
Other sales and marketing costs	15,932	1%	26,250	1%	(10,318)	39%
Total sales and marketing	$632,044	23%	$777,010	21%	$(144,966)	19%
Personnel costs	$601,763	22%	$622,037	17%	$(20,274)	3%
Amortization and depreciation	466,225	17%	537,023	15%	(70,798)	13%
Research and development	237,619	9%	139,281	4%	98,338	71%
Corporate services	80,180	3%	127,864	3%	(47,684)	37%
Other general and administrative costs	539,644	20%	580,220	16%	(40,576)	7%
Total general and administrative	$1,925,431	71%	$2,006,425	55%	$(80,994)	4%
Total sales, marketing, general and administrative	$2,557,475	94%	$2,783,435	76%	$(225,960)	8%

As gross revenues decreased for the year ended December 31, 2008, total sales, marketing, general and administrative costs also decreased.  For the year ended December 31, 2008, total sales and marketing costs decreased in real terms but increased as a percentage of gross revenues due to the overall decrease in gross revenues.  Commissions decreased significantly as we have discontinued our contract with a third party for telemarketing services.  Although there can be no assurance, we do not anticipate relying on a third party for telemarketing services in the future, and therefore, we anticipate third party commissions to further decrease in the future.  Advertising and direct marketing costs also decreased as we were more selective in our advertising venues during the fourth quarter of 2008 when we usually increase advertising due to the annual upgrade release of QuickVerse®. We anticipate advertising and direct marketing costs to stay in line with the 2008 figures in future periods while we continue to enhance our product visibility online, increase and focus more on our direct marketing efforts, yet limit the scope and frequency of our print advertising campaigns to those that we can capitalize on the most in order to maximize sales associated with new products, product enhancements and potential new product lines.  During the year ended December 31, 2008, sales and marketing wages - reclassified, increased as we began to transform our customer service department and its representatives into our in-house direct telemarketing sales team in late 2007. While we would like to expand our in-house direct-telemarketing sales team in relation to our current and potential new product lines, we may not be able to do so in the immediate future due to the current economic climate.  Therefore, we anticipate our sales and marketing wages to remain relatively steady in future periods.

In addition to the decrease in total net personnel costs, gross direct salaries and wages, before adjustments of capitalized wages and reclassifications, decreased approximately $60,000, from approximately $1,313,000 for the year ended December 31, 2007 to approximately $1,253,000 for the year ended December 31, 2008. The decrease in direct salaries and wages was a result of the departure of a customer service representative, a member of the product development team as we have streamlined this department with external, independently contracted developers, and the further reduction in our technical support staff in relation to the sale of our Membership Plus® product line. However, as a percentage of gross revenues, gross direct salaries and wages increased approximately 10% from approximately 36% for the year ended December 31, 2007 to approximately 46% for the year ended December 31, 2008. Due to this significant increase as well as the current economic climate, we anticipate direct salaries and wages to decrease slightly in the future.

The decrease in the amortization and depreciation expense is mainly attributable to the decrease in amortization. The software license we acquired in 1999, from which we derive our base intellectual property rights associated with the products that are responsible for generating the overwhelming majority of our revenues (the “1999 license”), is being amortized over a 10 year useful life and will have been fully amortized by the close of the year ending December 31, 2009. Amortization expense for the year ended December 31, 2008 and 2007 reflect the continual amortization of the 1999 license as well as the amortization of the FormTool® assets we acquired in February 2008. The FormTool® assets are amortized over a period of years that range from less than one year to ten years and approximate $3,000 of amortization expense each month.  Due to the sale of the Membership Plus® product line, we no longer carry on our books the net value associated with the Membership Plus® product in relation to the 1999 license and, as a result, we no longer had the corresponding amortization expense as of mid-October 2007. Finally, the amortization expense for 2007 reflects the amortization of our website, www.quickverse.com, the most recent version of which we launched during the second quarter of 2004 and which such amortization was fully recognized as of March 2007.  However, for the year ended December 31, 2008 we recognized amortization expense for our FormTool® website, www.formtool.com, which was successfully re-launched in September 2008.  Overall, we anticipate amortization and depreciation expense to decrease in future periods.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). The increase in software development costs related to third-party developers and direct labor expensed as research and development reflects less capitalization of research and development costs for the year ended December 31, 2008. During the first quarter of 2008, our development staff was faced with greater maintenance issues than anticipated due to a new layout and engine design within the QuickVerse® 2008 product line which ultimately resulted in an increase in research and development costs expensed. Furthermore, during the year ended December 31, 2008 we determined that three of our development projects were no longer viable and therefore, approximately $47,000 of capitalized costs were expensed. In future periods, we anticipate research and development expenses to slightly decrease as we have experienced increased efficiency in our development output (both internal and external).

In March 2007, we engaged the services of a consultant for business development related advisory services. The consultant’s contract expired in June 2008, at which time we extended the contract on a month by month basis.  Corporate service fees decreased for the year ended December 31, 2008, due to the following items related to the contract noted above, that took place in the year ended December 31, 2007:

▪
in July 2007, we provided for additional compensation consisting of warrants to purchase up to 2,300,000 shares of common stock at $0.032 per share and therefore, the related expense was recognized over the remaining term of the contract (June 2008) and

▪
we recognized approximately $41,000 related to the annual compensation provision within the agreement noted above, which provided for annual compensation of 5% of our fiscal 2007 earnings before interest, taxes, depreciation and amortization (EBITDA) in excess of $500,000 (excluding all non-cash charges).

In December 2008, we entered into a new contract with the consultant for additional business development related advisory services and such agreement is scheduled to expire in December 2010.

Gain on Sale of Software Product Line

On October 18, 2007, we sold all of the assets and liabilities associated with our Membership Plus® product line for $1,675,000 in cash.  The Membership Plus® product line had accounted for approximately 25% of our 2007 aggregate revenues through the date of the sale. The specific assets conveyed in the transaction included, among others, underlying software source code, existing product inventories, online marketing channels, registered trade names, and accounts receivable.  The Membership Plus® product line did not qualify as a component as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and therefore has been included in income (loss) from operations on our Consolidated Statements of Operations.

Gain (Loss) on Fair Value Adjustment of Derivatives

In connection with warrants issued in November 2004, a non-cash fair value adjustment of approximately $306,000 and ($379,000) has been included in other income (expenses) for the years ended December 31, 2008 and 2007, respectively. These warrants have been accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and the guidance of EITF 00-19-2, Accounting for Registration Payment Arrangements.  In accordance with the accounting mandate, the derivative liability associated with these warrants has been adjusted to fair value at each balance sheet date and was accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. Under EITF 00-19, a decrease in our stock price results in a decrease in the fair value of the derivative liability and a valuation gain to be recognized in our income statement whereas an increase in our stock price results in an increase in the fair value of the derivative liability and a valuation loss to be recognized in our income statement. At December 31, 2008 and 2007, the fair value of the derivative liability was approximately $0 and $906,000, respectively.

On March 6, 2008, we entered into and consummated an agreement with Barron Partners, LP in which the warrants issued in November 2004 were immediately canceled in exchange for a single cash payment to Barron Partners, LP in the amount of $150,000.  As a result of this transaction, these warrants are now null and void for all purposes.

Gain on Debt Settlement

We recorded a one time gain of approximately $451,000 in the year ended December 31, 2008 due to the agreement with Barron Partners, LP noted above calling for a cash payment that was less than the fair value of the derivatives on such date. In the future, we do not anticipate the recognition of a derivative liability or a non-cash fair value adjustment which would be included in other expenses or other income.  Furthermore, for the year ended December 31, 2008 we recorded a gain of approximately $41,000 related to settlements of debt owed to two vendors whom we no longer do business with. Comparatively, for the year ended December 31, 2007, we recorded a gain of $16,000 related to a debt extinguishment settlement with a consultant.

Provision for Income Taxes

For the year ended December 31, 2008, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. During the year ended December 31, 2007, our provision for income taxes included a net deferred tax expense of approximately $541,000 primarily related to a substantial reversal of our deferred income tax valuation allowance.

As of December 31, 2008, we have net operating loss carryforwards, for federal income tax purposes, of approximately $8,562,000. These carryforwards are the result of income tax losses generated in 2000 ($873,000 expiring in 2020), 2001 ($5,191,000 expiring in 2021), 2002 ($235,000 expiring in 2022), 2005 ($956,000 expiring in 2025), 2006 ($584,000 expiring in 2026), and 2008 ($723,000 expiring in 2028). We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $505,000 to fully utilize the current loss carryforwards. See Note 7, Income Taxes, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2008 for further information regarding the components of our income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes the ongoing internal development of new products, expansion and upgrade of existing products, and marketing and sales, as well as funding for the acquisition of new product lines and/or companies. At this time it is unlikely that cash generated through our continuing operations will be sufficient to sustain our continuing operations. Furthermore, our pursuit of an aggressive growth plan, whether based on internally developed products, licensing opportunities, or strategic product line and/or company acquisitions, will likely require funding from outside sources or the divestiture of one or more existing product lines (as recently occurred with respect to our Membership Plus® product line). Funding from outside sources may include but is not limited to the pursuit of other financing options such as commercial loans, common stock and/or preferred stock issuances and convertible notes. At this time, we have no legally committed funds for future capital expenditures.

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

Working Capital at December 31	2008	2007
Current assets	$712,066	$1,600,326
Current liabilities	$1,815,561	$2,614,891
Retained deficit	$8,057,377	$7,700,489

While liquidity for our day-to-day continued operations remains an ongoing concern for us, and while there can be no continuing assurance, given the fact that a substantial portion of our net sales – 57% of which we collected during the year ended December 31, 2008 through credit card processing transactions – are able to be collected in a much shorter timeframe (several days) than that in which we must generally pay our trade payables (30 days) and our accrued royalties (quarterly, semi-annually, or annually), the situation suggested by our consistently and significantly negative ratio of current assets to current liabilities has historically been manageable.

Cash Flows for Years Ended December 31	2008	2007	Change	%
Cash flows (used) provided by operating activities	$(113,023)	$77,172	$(190,195)	246%
Cash flows (used) provided by investing activities	$(403,838)	$1,186,517	$(1,590,355)	134%
Cash flows (used) by financing activities	$(194,315)	$(177,814)	$(16,501)	9%

Net cash used by operating activities increased for the year ended December 31, 2008 primarily due to a reduction in cash collections, from reduced net revenues, and continued payments made to employees, content providers and vendors.

The increase in net cash used by investing activities for the year ended December 31, 2008 was primarily a result of the purchase of FormTool® in February 2008. Specifically, and in connection with FormTool®, we increased our cash investment for the development and re-launch of the FormTool.com website.  Offsetting this to some extent, however, was the fact that, during the year ended December 31, 2008 we capitalized fewer costs associated with software development as compared to the year ended December 31, 2007 due to maintenance issues (as previously described) as well as the curtailment of development work associated with the now-divested Membership Plus® product line. Furthermore, in the year ended December 31, 2007 cash provided by investing activities was primarily attributable to the sale of our Membership Plus® product line.

The increase in net cash used by financing activities for the year ended December 31, 2008 was the result of our settlement payment to Barron Partners, LP in the amount of $150,000 in exchange for the cancellation of the warrants issued in November 2004 along with continued payments made on long-term notes payable.

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

At December 31, 2007, the total future minimum rental payments required under these leases is approximately $221,000 through the year 2012. See Note 12, Rental and Lease Information, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2008 for more detailed information.

We lease telephone equipment under a capital lease due to expire in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life. Total minimum future lease payments under capital leases as of December 31, 2008 is approximately $13,000 through the year 2009. See Note 12, Rental and Lease Information, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2008 for more detailed information.

The Potential Impact of Known Facts, Commitments, Events and Uncertainties on Future Operating Results or Future Liquidity Requirements

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2008 for information regarding the potential effects of new accounting pronouncements on our results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
FindEx.com Inc.

We have audited the accompanying consolidated balance sheets of FindEx.com Inc. and subsidiaries as of December 31, 2008 & 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended.  Findex.com Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FindEx.com Inc. and subsidiaries as of December 31, 2008 & 2007 and the results of operations and cash flows for the years ended December 31, 2008 & 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $356,888 during the year ended December 31, 2008, and, as of that date, had a working capital deficiency of $1,103,495 and a retained deficit of $8,057,377. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BRIMMER, BUREK & KEELAN LLP

Brimmer, Burek & Keelan LLP

Tampa, Florida
April 15, 2009

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$423,371	$1,134,547
Accounts receivable, trade, net	148,880	236,301
Inventories	81,545	93,852
Deferred income taxes, net	7,500	34,800
Other current assets	50,770	100,826
Total current assets	712,066	1,600,326
Property and equipment, net	37,347	56,214
Intangible assets, net	710,771	979,011
Restricted cash	40,000	40,000
Other assets	115,532	52,860
Total assets	$1,615,716	$2,728,411

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt	$112,908	$67,591
Accrued royalties	720,305	587,692
Accounts payable, trade	496,957	627,720
Accounts payable, related parties	97,200	75,302
Derivatives	---	906,274
Other current liabilities	388,191	350,312
Total current liabilities	1,815,561	2,614,891
Long-term debt, net	8,180	11,877
Deferred income taxes, net	7,500	34,800
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively	---	---
Common stock, $.001 par value
120,000,000 shares authorized,
54,072,725 and 52,250,817 shares issued and outstanding, respectively	54,073	52,251
Paid-in capital	7,787,779	7,715,081
Retained (deficit)	(8,057,377)	(7,700,489)
Total stockholders’ equity (deficit)	(215,525)	66,843
Total liabilities and stockholders’ equity (deficit)	$1,615,716	$2,728,411

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2008	2007

Revenues, net of reserves and allowances	$2,414,427	$3,165,401
Cost of sales	1,005,781	1,352,794
Gross profit	1,408,646	1,812,607
Other operating income and expenses:
Sales and marketing expenses	632,044	777,010
General and administrative expenses	1,925,431	2,006,425
Gain on sale of software product line	---	(1,300,349)
Total other operating income and expenses	2,557,475	1,483,086
Income (loss) from operations	(1,148,829)	329,521
Gain (loss) on fair value adjustment of derivatives	305,620	(379,406)
Gain on debt settlement	491,931	16,000
Other income	20,950	13,040
Interest expense	(26,560)	(39,947)
Loss before income taxes	(356,888)	(60,792)
Income tax (provision)	---	(541,300)
Net loss	$(356,888)	$(602,092)

Net loss per share - Basic & Diluted:	$(0.01)	$(0.01)

Weighted average shares used in computing basic & diluted net loss per share:	53,683,926	50,861,639

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2006	49,788,317	$49,788	$7,592,884	$(7,098,397)	$544,275
Common stock issued for services	1,162,500	1,163	42,837	---	44,000
Common stock issued for cash	1,300,000	1,300	31,200	---	32,500
Common stock warrant issued for services	---	---	48,160	---	48,160
Net loss, December 31, 2007	---	---	---	(602,092)	(602,092)
Balance, December 31, 2007	52,250,817	$52,251	$7,715,081	$(7,700,489)	$66,843
Common stock issued for services	821,908	822	33,698	---	34,520
Common stock issued for asset acquisition	1,000,000	1,000	39,000	---	40,000
Net loss, December 31, 2008	---	---	---	(356,888)	(356,888)
Balance, December 31, 2008	54,072,725	$54,073	$7,787,779	$(8,057,377)	$(215,525)

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2008	2007

Cash flows from operating activities:
Cash received from customers	$2,473,389		$3,219,742
Cash paid to suppliers and employees	(2,591,094)		(3,128,184)
Other operating receipts	5,375		19,130
Interest paid	(20,459)		(39,579)
Interest received	19,766		4,013
Taxes refunded	---		2,050
Net cash (used) provided by operating activities	(113,023)		77,172
Cash flows from investing activities:
Acquisition of property and equipment	(11,651)		(16,639)
FormTool purchase	(100,000)		---
Proceeds from sale of property and equipment	---		4,334
Proceeds from sale of software product line	---		1,675,000
Cash paid for tradename	---		(25,000)
Software development costs	(214,528)		(396,220)
Website development costs	(80,359)		(13,769)
Deposits refunded (paid)	2,700		(41,189)
Net cash (used) provided by investing activities	(403,838)		1,186,517
Cash flows from financing activities:
Payments made on long-term notes payable	(44,315)		(210,314)
Proceeds from issuance of common stock	---		32,500
Payment made for settlement of derivative liabilities	(150,000)		---
Net cash (used) by financing activities	(194,315)		(177,814)
Net (decrease) increase in cash and cash equivalents	(711,176)		1,085,875
Cash and cash equivalents, beginning of year	1,134,547		48,672
Cash and cash equivalents, end of year	$423,371		$1,134,547

Reconciliation of net loss to cash flows from operating activities:
Net loss	$(356,888)		$(602,092)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Software development costs amortized	318,880		381,941
Stock and warrants issued for services	34,520		72,160
Provision for (recovery of) bad debts	15,933		26,250
Depreciation & amortization	466,225		537,023
(Gain) on debt settlement	(491,931)		---
(Gain) on sale of software product line	---		(1,300,349)
(Gain) on disposal of property and equipment	---		(1,361)
(Gain) loss on fair value adjustment of derivatives	(305,620)		379,406
Change in assets and liabilities:
Decrease in accounts receivable	71,488		34,683
Decrease in inventories	12,307		41,669
Decrease in prepaid expenses	61,351		13,538
Increase (decrease) in accrued royalties	132,613		(62,071)
(Decrease) in accounts payable	(67,588)		(11,021)
Increase (decrease) in income taxes payable	---		2,050
Increase (decrease) in deferred taxes	---		541,300
(Decrease) increase in other liabilities	(4,313)		24,046
Net cash (used) provided by operating activities	$(113,023)		$77,172

Schedule of Noncash Investing and Financing Activities:
Long-term note payable issued for FormTool purchase	$85,934	$	---

Equity issued for FormTool purchase	$40,000	$	---

See accompanying notes.

Findex.com, Inc.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

CONCENTRATIONS

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents at well-known, quality financial institutions. We currently maintain our cash balances in one financial institution located in Omaha, Nebraska. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. The maximum loss that would have resulted from that risk totaled $117,554 and $1,119,557 at December 31, 2008 and 2007, respectively, for the excess of the deposit liabilities reported by the bank over the amount that would have been covered by federal insurance.

We sell a majority of our products to consumers through distributors, Christian bookstores, Internet and direct marketing efforts. Although we attempt to prudently manage and control accounts receivable and perform ongoing credit evaluations in the normal course of business, we generally require no collateral on our product sales. During 2008, we incurred sales transactions with approximately 19,000 consumers and 450 retail bookstores and distributors.  Our top five retail customers in aggregate accounted for 29% and 33% of gross sales for the years ended December 31, 2008 and 2007, respectively, as indicated below.

Sales to Top 5 Retail Customers – Percent to Total Sales
	Customers
	A	B – E Combined	Total
2008	17%	12%	29%
2007	11%	22%	33%

Accounts receivable relating to customer A was $-0- for both December 31, 2008 and 2007, respectively.

During the years ended December 31, 2008 and 2007, we derived our total revenue from the following sales breakdown:

	2008	2007
QuickVerse®	86%	72%
Membership Plus®	-0-%	21%
FormTool®	3%	-0-%
Other software titles	11%	7%
Total	100%	100%

During the years ended December 31, 2008 and 2007, four vendors provided purchases individually of 10% or more of the total product and material purchases as follows:

Major Vendors – Percent to Total Product and Material Purchases
	Vendors
	A	B	C	D	Total
2008	37%	15%	12%	8%	72%
2007	22%	15%	7%	20%	64%

Major Vendors – Accounts Payable Balances in Dollars
	Vendors
	A	B	C	D	Total
2008	$11,412	$4,257	$-0-	$2,001	$17,670
2007	$18,312	$1,650	$5,975	$13,418	$39,355

ROYALTY AGREEMENTS

We have entered into certain agreements whereby we are obligated to pay royalties for content of software published. We generally pay royalties based on a percentage of sales on respective products or on a fee per unit sold basis. We expense software royalties as product costs during the period in which the related revenues are recorded. See Note 13.

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

SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a “beta” version for testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months, but up to 60 months), or (ii) the ratio of current revenues to total projected product revenues.

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

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $237,619 and $139,281 for the years ended December 31, 2008 and 2007, respectively.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in other assets on our consolidated balance sheets, were $118,661 and $122,351, less accumulated amortization of $15,571 and $84,635 at December 31, 2008 and 2007, respectively.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during 2008 or 2007 and maintain a reserve for rebate claims remaining unpaid from 2000 and 2001.

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

Discounts on Future Purchases

In connection with the licensing of an existing product, we sometimes offer a discount on additional licenses of the same product or on other products.  We apply a proportionate amount of the discount to each element covered by the arrangement based on each element’s fair value.  If the future elements are unknown at the time of the original sale, we apply the discount to the current product(s) purchased, defer the discount amount to be recognized pro rata over the estimated period during which additional purchases will be made (typically one year), and recognize current revenue on the remainder.

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

ADVERTISING

Advertising costs, including direct response advertising costs, are charged to operations as incurred. We have determined that direct response advertising costs are insignificant. Total advertising costs included in “Sales and marketing expenses” in the Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 were approximately $143,000 and $175,000, respectively.

STOCK-BASED COMPENSATION

We recognize share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, using the modified prospective method. SFAS No. 123(R) requires that we measure the cost of the employee services received in exchange for an award for equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period. It also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) will be presented in the Consolidated Statements of Cash Flows as a financing (rather than as operating) cash flow.  Realized windfall tax benefits are credited to paid-in capital in the Consolidated Balance Sheets.  Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense.

The fair value of each warrant is estimated on the date of grant using the Black-Scholes option-pricing model that used the assumptions noted in the following table. Expected volatilities are based on implied volatilities from historical volatility of our stock.  We use historical data to estimate warrant exercise within the valuation model.  The expected term of warrants granted is derived from the output of the valuation model and represents the period of time that warrants granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of the grant.

2007
Expected volatility	110%
Expected dividend yield	0.00%
Expected term (in years)	3.00
Risk-free interest rate	4.85%

No options or warrants were issued during the year ended December 31, 2008.

We maintain a policy of issuing authorized but unissued shares of common stock to satisfy share option and warrant exercises.

LEGAL COSTS RELATED TO LOSS CONTINGENCIES

We accrue legal costs expected to be incurred in connection with a loss contingency as they occur.  We did not accrue any legal costs related to a loss contingency during the years ended December 31, 2008 and 2007.

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

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

For the Year Ended December 31	2008	2007

Numerator:
Net loss	$(356,888)	$(602,092)

Denominator:
Denominator for basic per share amounts – weighted average shares	53,683,926	50,861,639
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Denominator for diluted per share amounts - weighted average shares	53,683,926	50,861,639

The calculations of earnings (loss) per share for 2008 and 2007 excluded the impact of the following potential common shares as their inclusion would be anit-dilutive:

For the Year Ended December 31	2008	2007

Stock options	2,930,000	3,060,000
Warrants	2,850,000	23,850,000
Total weighted average anti-dilutive potential common shares	5,780,000	26,910,000

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

DERIVATIVES

We account for warrants issued with shares of common stock in a private placement according to EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and the guidance of EITF 00-19-2, Accounting for Registration Payment Arrangements. In accordance with the accounting mandate, the derivative liability associated with the warrants is to be adjusted to fair value (calculated using the Black-Scholes method) at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The corresponding fair value adjustment is included in the consolidated statements of operations as other expenses as the value of the warrants increases from an increase in our stock price at the balance sheet date and as other income as the value of the warrants decreases from a decrease in our stock price. During the year ended December 31, 2008, we canceled the warrants subject to derivative treatment in exchange for a single cash payment of $150,000.  See Notes 5 and 8.

RECENT ACCOUNTING PRONOUNCEMENTS

Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contract-and Interpretation of FASB Statement No. 60 to clarify how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities.  SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts.  SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We do not expect SFAS No. 163 to have a material impact on our consolidated financial statements.

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

Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to improve financial reporting about derivative instruments and hedging activities.  The standard requires enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We do not expect SFAS No. 161 to have a material impact on our consolidated financial statements.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not expect SFAS No. 160 to have a material impact on our consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will apply the guidance of SFAS No. 141(R) to business combinations completed on or after January 1, 2009.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to provide enhanced guidance for using fair value to measure assets and liabilities.  The standard also expands disclosure requirements for assets and liabilities measured at fair value, how fair value is determined, and the effect of fair value measurements on earnings.  The standard applies whenever other authoritative literature requires, or permits, certain assets or liabilities to be measured at fair value, but does not expand the use of fair value.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. Our adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements. The impact of adoption of SFAS No. 157 on non-financial assets and liabilities is not expected to have a significant impact on our financial position, results of operations and cash flows.

RECLASSIFICATIONS

Certain accounts in our 2007 financial statements have been reclassified for comparative purposes to conform with the presentation in our 2008 financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. However, as of December 31, 2008 and 2007, we had negative working capital of $1,103,495 and $1,014,565, respectively, and had an accumulated deficit of $8,057,377 and $7,700,489, respectively. Although these factors raise substantial doubt about our ability to continue as a going concern, we have taken several actions in an attempt to mitigate the risk that we will be unable to continue as a going concern through December 31, 2008. These actions include relying on the approximately $423,000 cash reserve from the 2007 sale of our Membership Plus product line and pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 3 – BALANCE SHEET DETAILS

Details of certain balance sheet captions are as follows:

Year ended December 31,	2008	2007

Accounts receivable, trade, net:
Gross trade accounts receivable	$165,180	$238,301
Less: allowance for doubtful accounts	(16,300)	(2,000)
Net accounts receivable, trade	$148,880	$236,301

Allowance for doubtful accounts:
Beginning balance	$2,000	$11,000
Bad debts provision (included in Sales and marketing expenses)	16,572	26,250
Accounts written off	(2,905)	(35,965)
Collection of accounts previously written off	633	715
Ending balance	$16,300	$2,000

Inventories, net:
Raw materials	$61,583	$66,022
Finished goods	35,462	42,230
Less: reserve for obsolete inventory	(15,500)	(14,400)
Net inventories	$81,545	$93,852

Reserve for obsolete inventory:
Beginning balance	$14,400	$	---
Provision for obsolete inventory	14,900		19,121
Obsolete inventory written off	(13,800)		(4,721)
Ending balance	$15,500		$14,400

Other current assets:
Interest income receivable	$345	$4,536
Prepaid expenses	50,425	96,290
Total other current assets	$50,770	$100,826

Property and equipment, net
Computer equipment	$88,392	$84,477
Computer software	75,374	83,082
Office equipment	70,198	70,198
Office furniture and fixtures	42,687	43,655
Warehouse equipment	5,958	5,958
Total property and equipment	282,609	287,370
Less: accumulated depreciation	(245,262)	(231,156)
Net property and equipment	$37,347	$56,214

At December 31, 2008 and 2007, Office equipment contained telephone equipment under a capital lease obligation with a cost basis of $51,788. See Notes 6 and 12.

Intangible assets, net
Software license agreements, net
Cost	$4,227,390	$4,012,753
Less: accumulated amortization	(3,846,637)	(3,425,915)
Net software license agreement	$380,753	$586,838
Capitalized software development costs, net
Capitalized costs	$1,082,025	$1,997,301
Less: accumulated amortization	(752,007)	(1,605,128)
Net capitalized software development costs	$330,018	$392,173
Net intangible assets	$710,771	$979,011

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

Amortization related to the software license agreements, included in General and administrative expenses on our Consolidated Statements of Operations, was $420,722 and $480,870 for the years ended December 31, 2008 and 2007, respectively.

Amortization for the capitalized software development costs, included in Cost of sales on our Consolidated Statements of Operations, was $318,880 and $381,941 for the years ended December 31, 2008 and 2007, respectively.

Other current liabilities:
Accrued payroll	$205,254	$158,598
Reserve for sales returns	119,822	95,009
Other accrued expenses	63,115	96,705
Total other current liabilities	$388,191	$350,312

Reserve for sales returns:
Beginning balance	$95,009	$97,603
Return provision – sales	306,000	511,100
Return provision – cost of sales	(45,900)	(76,665)
Returns processed	(235,287)	(437,029)
Ending balance	$119,822	$95,009

NOTE 4 – PRODUCT LINE ACQUISITION

On February 25, 2008, we acquired the FormTool software product line from ORG Professional, LLC.  The purchase price of $225,934 was comprised as follows:

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

NOTE 5 – DERIVATIVE LIABILITIES

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

The warrants were revalued at each measurement date by using parameters existing thereon, reducing the expected term to reflect the passing of time, and using the stock price at the measurement date. Net fair value adjustments included on the consolidated statements of operations were income (expense) adjustments of $305,620 and ($379,406) for the years ended December 31, 2008 and 2007, respectively.  Income adjustments generally reflect a decrease in the market price of our common stock between measurement dates whereas expense adjustments would generally reflect an increase in the market price of our common stock between measurement dates.  The income adjustment recorded for the year ended December 31, 2008 reflects the difference between measurement parameters that existed on March 5, 2008 and December 31, 2007.

On March 6, 2008, we entered into and consummated an agreement with the holder pursuant to which the outstanding common stock purchase warrants held by them, which were subject to derivative treatment, were immediately canceled in exchange for a single cash payment in the amount of $150,000.  As a result of this transaction, these warrants are now null and void for all purposes (See Note 8).  Pursuant to this cancellation, we recorded a gain on the settlement of derivative liabilities in the amount of $450,654 (included in Gain on debt settlement on our Consolidated Statements of Operations), which represents the difference between the cash payment and the Black-Scholes calculated liability as of March 5, 2008.  The warrant cancellation has eliminated 21,875,000 potentially dilutive shares and eliminated the future non-cash effects associated with the volatility of our stock price.

NOTE 6 – DEBT

At December 31, 2008 and 2007, long-term debt consisted of the following:

	2008	2007

Capital lease obligation payable to a corporation due November 2009 in monthly installments of $1,144, including interest at 11.7%. Secured by telephone equipment. See Notes 3 and 12.	$11,877	$23,468

Unsecured term note payable to a shareholder due March 2008 in monthly installments of $10,000, plus interest at 8%, through April 2007, and monthly installments of $20,000, plus interest at 8%, beginning May 2007. See Note 14.	56,000	56,000

Unsecured term note payable to a limited liability company due February 2010 in monthly installments of $4,167, including simple interest at 15%. See Note 4.	53,211	---
Total Long-term debt	121,088	79,468
Less: Current maturities	(112,908)	(67,591)
Long-term debt, net	$8,180	$11,877

At December 31, 2008, we were current on the capital lease obligation and the unsecured term note payable to a limited liability company.  We remain in arrears for the final three payments of the unsecured term note payable to a shareholder.

Principal maturities at December 31, 2008 are as follows:

2009	$112,908
2010	8,180
Total	$121,088

NOTE 7 – INCOME TAXES

The provision for taxes on income from continuing operations for the years ended December 31, 2008 and 2007 consisted of the following:

	2008		2007

Current:
Federal	$	---	$	---
State		---		---
Net current income tax expense		---		---
Deferred:
Federal		---		542,100
State		---		(800)
Net deferred income tax expense		---		541,300
Total tax provision	$	---		$541,300

The provisions for income taxes differ from the amounts computed by applying the federal statutory rate due to the following:

	2008		2007

Expense (benefit) at Federal statutory rate – 34%		$(121,342)	$(20,669)
State tax effects, net of Federal taxes		(532)	(28)
Nondeductible expenses		1,015	131,004
Nontaxable income		(258,261)	---
Deferred tax asset valuation allowance		379,120	430,993
Income tax expense	$	---	$541,300

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our total and net deferred tax assets, deferred tax asset valuation allowances and deferred tax liabilities at December 31, 2008 and 2007 are as follows:

For the year ended December 31, 2008	Federal	State		Total

Current Deferred Income Taxes
Accrued expenses, reserves, other items	$108,800		$300	$109,100
Operating loss carryforwards	---		---	---
Total current deferred income tax asset	108,800		300	109,100
Less: Valuation allowance	(101,300)		(300)	(101,600)
Deferred income tax asset, net	$7,500	$	---	$7,500

Non-current Deferred Income Taxes
Property and equipment and state deferred tax liabilities	$3,800		$400	$4,200
Operating loss carryforwards	2,904,400		5,500	2,909,900
Total non-current deferred income tax asset	2,908,200		5,900	2,914,100
Less: Valuation allowance	(2,705,100)		(4,500)	(2,709,600)
Deferred income tax asset, net	203,100		1,400	204,500
Capitalized development costs	(112,000)		(750)	(112,750)
Software license fees	(57,800)		(400)	(58,200)
Other items	(40,800)		(250)	(41,050)
Deferred income tax liability	(210,600)		(1,400)	(212,000)
Deferred income tax liability, net	$(7,500)	$	---	$(7,500)

For the year ended December 31, 2007	Federal	State	Total

Current Deferred Income Taxes
Accrued expenses, reserves, other items	$104,600	$200	$104,800
Operating loss carryforwards	169,700	300	170,000
Total current deferred income tax asset	274,300	500	274,800
Less: Valuation allowance	(239,700)	(300)	(240,000)
Deferred income tax asset, net	$34,600	$200	$34,800

Non-current Deferred Income Taxes
Property and equipment and state deferred tax liabilities	$2,700	$4	$2,704
Operating loss carryforwards	2,490,300	4,010	2,494,310
Total non-current deferred income tax asset	2,493,000	4,014	2,497,014
Less: Valuation allowance	(2,177,600)	(2,214)	(2,179,814)
Deferred income tax asset, net	315,400	1,800	317,200
Capitalized development costs	(133,060)	(700)	(133,760)
Software license fees	(196,480)	(1,130)	(197,610)
Other items	(20,460)	(170)	(20,630)
Deferred income tax liability	(350,000)	(2,000)	$(352,000)
Deferred income tax liability, net	$(34,600)	$(200)	$(34,800)

A valuation allowance has been recorded primarily related to tax benefits associated with income tax operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable. The valuation allowance for deferred tax assets was increased by $391,386 and $416,714 during the years ended December 31, 2008 and 2007, respectively.

At December 31, 2008, we had available net operating loss carryforwards of approximately $8,562,000 for federal income tax purposes that expire in 2028. The federal carryforwards resulted from losses generated in 1996 through 2002, 2005, 2006 and 2008. We also had net operating loss carryforwards available from various state jurisdictions ranging from approximately $6,100 to approximately $841,000 that expire in 2023.

We adopted the provisions of FIN No. 48 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. Federal, Nebraska, Iowa and Illinois as our “major” tax jurisdictions. Generally, we remain subject to examination of our 2005 through 2007 U.S. Federal, Nebraska, Iowa and Illinois income tax returns.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

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

In August 2007, pursuant to settlement of an agreement with an individual for business consulting services, we committed to issue 500,000 restricted shares of common stock, valued at $0.04, in lieu of cash.  See Note 10.

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

In September 2008, 40,000 vested stock options with an exercise price of $0.10, related to a former employee, expired unexercised.  We did not grant any options or other stock-based awards to the individual for whom the options expired, during the six months prior to and after the option expirations.

In December 2008, 50,000 vested stock options with an exercise price of $0.11, related to a former employee, expired unexercised.  We did not grant any options or other stock-based awards to the individual for whom the options expired, during the six months prior to and after the option expirations.

In December 2008, 40,000 vested stock options with an exercise price of $0.10, related to a former employee, expired unexercised.  We did not grant any options or other stock-based awards to the individual for whom the options expired, during the six months prior to and after the option expirations.

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

In March 2008, a warrant to purchase up to 10,937,500 shares of our common stock with an exercise price of $0.18 per share and a warrant to purchase up to 10,937,500 shares of our common stock with an exercise price of $0.60 per share were canceled in exchanged for a single cash payment of $150,000.  These warrants are now null and void for all purposes as a result of this transaction.  See Notes 5 and 11.

NOTE 9 – GAIN ON SALE OF SOFTWARE PRODUCT LINE

On October 18, 2007, we sold our Membership Plus software product line to ACS Technologies Group, Inc. for $1,675,000 in cash.  The Membership Plus product line accounted for approximately 25% of our 2007 aggregate revenues through the date of sale.  Membership Plus did not qualify as a component as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and therefore has been included in income (loss) from operations on our Consolidated Statements of Operations.

NOTE 10 – OTHER INCOME AND ADJUSTMENTS

In August 2007, we settled with a consultant for a lump-sum payment of 500,000 restricted shares of our common stock in lieu of cash for approximately 56% of the balance owed. The difference between the balance owed and the settlement amount, totaling $16,000, has been treated as gain from extinguishment of debt and included in Gain on Debt Settlement on our Consolidated Statements of Operations.

In December 2008, we recognized income from debt forgiveness totaling $41,277 resulting from two vendors agreeing to reductions in the balance owed to them.  This has been treated as gain from extinguishment of debt and included in Gain on Debt Settlement on our Consolidated Statements of Operations.

NOTE 11 – STOCK-BASED COMPENSATION

Our 1999 Stock Incentive Plan authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to our directors, officers and other key employees. The plan has been approved by our stockholders and as such, provides certain income tax advantages to employees as provided under Sections 421, 422, and 424 of the Internal Revenue Code. Stock options are granted at an exercise price as determined by our board at the time the option is granted and may not be less than the par value of such shares of common stock. None of the options granted under the plan have been granted with an exercise price less than fair value of the common stock on the date of grant. Stock options vest quarterly over three years and have a term of up to ten years. The plan authorizes an aggregate of 1,500,000 shares of common stock may be issued. We did not grant any options under the plan during 2008 or 2007.

In addition, we issue various forms of stock-based awards including nonqualified stock options and restricted stock awards to directors, officers, other key employees and third-party consultants, outside of the plan. Awards granted outside of the plan have been granted pursuant to equity compensation arrangements that have not been approved by our stockholders. These awards are granted at an exercise price as determined by our board at the time of grant and are not less than the par value of such shares of common stock. None of the options granted outside of the plan have been granted with an exercise price less than fair value of the common stock on the date of grant. Stock options granted outside of the plan vest as determined by our board at the time of grant and have a term of up to ten years. We did not grant any options outside of the plan during 2008 or 2007 to non-executive employees.

Activity under our stock option plans is summarized as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,060,000	$0.09
Granted	---	---
Exercised	---	---
Forfeited or expired	(130,000)	$(0.10)
Canceled	---	---
Outstanding at December 31, 2008	2,930,000	$0.09	2.5	$	---

Exercisable at December 31, 2008	2,930,000	$0.09	2.5	$	---

There were no non-vested equity instruments at the beginning of the year, end of the year, granted or forfeited during the year.

Warrant activity is summarized as follows:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	24,850,000	$0.35
Granted	---	---
Exercised	---	---
Forfeited or expired	(125,000)	$(0.15)
Canceled	(21,875,000)	$(0.39)
Outstanding at December 31, 2008	2,850,000	$0.04	1.28	$1,200

Exercisable at December 31, 2008	2,850,000	$0.04	1.28	$1,200

No other equity instruments were issued during 2008 to acquire goods and services. See Note 8.

NOTE 12 – RENTAL AND LEASE INFORMATION

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

Rental expense for the years ended December 31, 2008 and 2007 amounted to $101,456 and $93,618, respectively. Rental expenses are included in capitalized software development costs. See Note 1.

At December 31, 2008, the future minimum rental payments required under these leases are as follows:

2009	$78,993
2010	63,883
2011	54,339
2012	23,335
Total future minimum rental payments	$220,550

CAPITAL LEASES

We lease telephone equipment under a capital lease expiring in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5-year life. Depreciation of the asset under the capital lease is included in depreciation expense for 2008 and 2007.

The following table summarizes property held under capital leases at December 31, 2008:

Office equipment	$51,788
Less: Accumulated depreciation	(43,158)
Net property and equipment under capital lease	$8,630

Future minimum lease payments under capital leases as of December 31, 2008 are as follows:

2009		$12,582
2010		---
Total minimum lease payments		12,582
Less: Amount representing interest		(705)
Total obligations under capital lease		11,877
Less: Current installments of obligations under capital lease		(11,877)
Long-term obligation under capital lease	$	---

NOTE 13 – COMMITMENTS AND CONTINGENCIES

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial statements taken as a whole.

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our net operating income (4% total). We accrue this bonus on a quarterly basis. Our management team consists of our Chief Executive Officer (with a base annual salary of $150,000), our Chief Financial Officer (with a base annual salary of $110,000), our Chief Technical Officer (with a base annual salary of $150,000) and our Vice President of Sales (with a base annual salary of $110,000). In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of all accrued base salaries ($28,204 included in accrued payroll at December 31, 2008), bonuses ($-0- included in accrued payroll at December 31, 2008), and any vested deferred vacation compensation ($29,450 included in accrued payroll at December 31, 2008) for termination by reason of disability. The agreements also provide for severance compensation equal to the then base salary until the later of (i) the expiration of the term of the agreement as set forth therein or (ii) one year, when the termination is other than for cause (including termination by reason of disability). There is no severance compensation in the event of voluntary termination or termination for cause.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

Our executive officers and employees, from time to time, make purchases of materials and various expense items (including business related travel) in the ordinary course of business via their personal credit cards in lieu of a corporate check for COD orders and/or prior to establishment of a line of credit with a vendor. We do not provide our employees or executive officers with corporate credit cards and reimburse these purchases as quickly as possible. Accounts payable, related parties, on our Consolidated Balance Sheets, represents these unpaid expense accounts.

On March 6, 2007, we entered into an agreement for business development advisory services with a consultant who was appointed to fill a vacancy on our Board of Directors on December 14, 2007.  This agreement provides for monthly cash compensation of $5,000, reimbursement for all pre-approved travel expenses related to meetings or work related to service under the agreement, cash compensation of $1,500 per day for any special project work or meetings that require the consultant to travel, and annual compensation of 5% of our fiscal 2007 earnings before interest, taxes, depreciation and amortization (EBITDA) in excess of $500,000 (excluding all non-cash charges).  This agreement was amended on July 9, 2007 to extend the expiration to June 30, 2008 (from March 15, 2008), extend the annual EBITDA bonus to include fiscal 2008, and provide for additional compensation consisting of warrants to purchase up to 2,300,000 shares of common stock at $0.032 per share.  We have accrued $40,784, included in Accounts payable, related parties on our Consolidated Balance Sheets, related to the additional annual compensation provision. See Note 8.

On December 1, 2008, we entered into an agreement for business development advisory services with the above referenced consultant/board member.  This agreement provides for monthly cash compensation of $2,500, reimbursement for all pre-approved travel expenses related to meetings or work related to service under the agreement, and cash compensation of $1,500 per day for any special project work or meetings that require the consultant to travel.  The agreement may be terminated by either party with 90-day written notice.

On April 7, 2006, we signed a 2-year, $336,000, 8% promissory note with the New York based institutional investor for payment of unpaid registration rights penalties.  See Note 6.

On February 25, 2008, we acquired the FormTool software product line from ORG Professional, LLC, in which one of our outside directors currently has a 5% equity interest.  Despite the ownership interest, the director agreed to forego any direct personal economic benefit to which he would otherwise be entitled as a result of the transaction.

We had no other transactions with related parties during the years ended December 31, 2008 and 2007.

NOTE 15 – RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We are dependent upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to us, operations could be adversely affected.

NOTE 16 – SUBSEQUENT EVENTS

On March 13, 2009, we resolved to issue restricted stock compensation awards to our independent board of directors (2,142,857 shares valued at $45,000) in lieu of cash for services rendered from April 1, 2008 through December 31, 2008, and our executive officers (1,907,143 shares valued at $40,050) and non-executive employees (1,450,000 shares valued at $30,450) in lieu of cash for services rendered from January 1, 2004 through December 31, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K December 31, 2008, and have determined that such disclosure controls and procedures are effective.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, our management identified material weaknesses in our internal control over financial reporting as described below.  Management has concluded that, as a result of these material weaknesses, our internal control over financial reporting was not effective as of December 31, 2008 based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

DESCRIPTION OF MATERIAL WEAKNESSES

1.	Ineffective design of our e-commerce website and inadequate monitoring of the activity from downloaded software.

▪	Allowed unlimited downloads of software purchases resulting in potential lost revenue;
▪
Allowed unlimited distribution of download file link by purchasers to others who were also allowed unlimited downloads of the same software and unlimited distribution of the download file link resulting in potential lost revenue;

▪	Website download activity reports were inadequate for monitoring software download activity to detect unauthorized downloads; and
▪	Design did not provide a safeguard of electronic inventory.

2.	Inadequate controls over sales commissions.

▪	Allowed sales representatives to attach their initials to an order without proper documentation;
▪	Allowed the sales supervisor to attach sales representative initials to an order without proper documentation;
▪	Allowed the sales supervisor to change sales representative initials from one rep to another without supporting documentation; and
▪	Did not provide adequate review and oversight of sales commission activity allowing for overpayment of sales commissions.

Due to the material weaknesses described above, there was a reasonable possibility that material misstatement of our annual or interim financial statements would not have been prevented or detected on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In response to the material weaknesses described above, we have implemented several changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To address the ineffective design and monitoring of our e-commerce website and software download activity:

▪
In January 2009, we modified the functionality of our e-commerce website to limit customers purchasing a software download to one (1) attempt within 48 hours of the purchase.  If an additional attempt is necessary, the customer is required to contact us to request an additional download attempt.  In addition, the web link provided to the customer purchasing the software download is only useable by the purchaser and is ineffective if an unauthorized user attempts to download.

▪	We have accumulated sufficient evidence that the new process and related controls are operating effectively.

To address the inadequate controls over sales commissions:

▪
In February 2009, we initiated an independent review of 100% of the current orders containing sales representative initials to determine if sufficient documentation existed to support earning a commission.

▪
In April 2009, we are eliminating the commission plan based on a sales representative’s initials and will be implementing a bonus plan based on a modified contribution margin determined on a monthly basis.  This bonus compensation plan will remove the opportunity for a sales representative or the sales supervisor to improperly influence the amount and/or recipient of commissions earned.

▪	This material weakness will not be considered remediated until the new process has been fully designed, appropriately controlled and implemented for a sufficient period of time.

ITEM 9B. OTHER INFORMATION.

There were no reportable events under this Item 9B during the fourth quarter of the fiscal year ended December 31, 2008.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers and their ages as of April 15, 2009 were as follows:

Name	Age	Position
Steven Malone	42	Director, Chairman of the Board and President
Kirk R. Rowland, CPA	49	Director and Chief Financial Officer
John A. Kuehne, CA	51	Director
Gordon A. Landies	52	Director
William J. Bush, CPA	44	Director
William Terrill	52	Chief Technology Officer

Steven Malone — Chairman of the Board of Directors, President and Chief Executive Officer

Mr. Malone has served as our President and Chief Executive Officer since March 2001 and as a director and Chairman of the Board since February 2002. Between July 2000 and March 2001, Mr. Malone was Senior Vice President and between June 1999 and July 2000 he was a Vice President. Mr. Malone possesses over twenty years of experience in the computer industry, with the last fifteen focused on software sales. As a National Account Manager from 1992 to 1996 for Grolier Interactive, he was responsible for their largest retail and distribution accounts. As Director of Corporate Sales from 1996 to 1998 for Software Publishing Corporation, he was responsible for the on-going sales growth of premiere corporate products, such as the award winning Harvard Graphics, as well as the introduction of several new products to the corporate marketplace. As Director of Sales from 1998 to1999 for InfoUSA, he was responsible for sales and marketing of InfoUSA’s products to retail, distribution, OEM and corporate accounts.

Kirk R. Rowland, CPA – Chief Financial Officer

Mr. Rowland has served as our Chief Financial Officer and as one of our directors since April 2002. He served as our Vice President of Finance from March 2001 to April 2002, and as our Director of Finance from December 1999 through March 2001. Mr. Rowland has over eighteen years of experience in public accounting working in a multitude of industries, including insurance, manufacturing, and agriculture. Most recently, and from 1992 to 1999 he was a partner in Manning & Associates, P.C. a local Nebraska accounting firm.  From 1984 to 1988, Mr. Rowland was a Senior Staff Accountant with KMG Main Hurdman (now KPMG), an international accounting firm, and from 1988 to 1992 he was an Audit Supervisor with Sommer, Magnuson, & Dawson, P.C.

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

Gordon A. Landies – Director

Mr. Landies has served as one of our directors since December 2007.  With over twenty-five years in the computer software industry, Mr. Landies was most recently President of International Microcomputer Software, Incorporated (IMSI).  Mr. Landies helped manage the re-establishment of IMSI from insolvency and a $2 million value to a company with a valuation of over $120 million.  Prior to that, Mr. Landies was an executive in the software industry for Mindscape, Inc, The Learning Company and Mattel Corporation.

William J. Bush, CPA – Director

Mr. Bush has served as one of our directors since December 2007.  He brings over twenty years of experience in accounting, financial support and business development and he has been actively involved with several early stage internet businesses assisting in company formation, financing and regulatory matters. Since September 2007, Mr. Bush has served as Chief Financial Officer of Solar Semiconductor, Inc. a manufacturer and distributor of solar energy solutions.  Previously, Mr. Bush was Chief Financial Officer of ZVUE Corporation from January 2006 through December 2007 (NASDAQ: ZVUE), a leading distributor of user generated content in January 2006.  From 2002 to 2006, Mr. Bush was the Chief Financial Officer and Secretary for International Microcomputer Software, Inc. (OTCBB: IMSI), a developer and distributor of precision design software, content and on-line services. Prior to that he was a Director of Business Development and Corporate Controller for Buzzsaw.com. Mr. Bush was one of the founding members of Buzzsaw.com, a privately held company spun off from Autodesk, Inc. in 1999, focusing on online collaboration, printing and procurement applications.  From 1997 to 1999, Mr. Bush worked as Corporate Controller at Autodesk, Inc. (NASDAQ: ADSK), the fourth largest software applications company in the world.  Mr. Bush began his career in public accounting with Ernst & Young, and later with Price Waterhouse in Munich, Germany.  He received a B.S. in Business Administration from U.C. Berkeley and is a Certified Public Accountant.  He is also a director and chairman of the Audit Committee of Towerstream Corporation (NASDAQ:  TWER), a leading provider of WIMAX services.

William Terrill – Chief Technology Officer

Mr. Terrill rejoined us in July 2002 as our Chief Technology Officer after having been involved with us from July 1999 to July 2000. He has over twenty nine years of experience managing software divisions and technology efforts for us, The Learning Company, Mindscape, and The Software Toolworks. As Vice President of the Parsons Church Division for The Learning Company, from January 1999 to July 1999, Mr. Terrill managed a 30% annual revenue increase and shared responsibilities in the transaction that resulted in our acquiring that division. Mr. Terrill was the Senior Vice President Reference Products Division for Mindscape from 1989 to 1995 managing revenues exceeding $14 million. He has extensive experience managing international software development teams in China, Singapore, United Kingdom, India, and Russia. Mr. Terrill has experience with joint ventures, spin-offs, mergers, IPOs, and corporate acquisitions. In addition, Mr. Terrill has lead software product marketing teams and content/media acquisition efforts for over ten years. As a consultant from 1996 to 1998, Mr. Terrill has extensive experience leading large-scale product development and information technology efforts for Navistar, Nalco Chemical, American Express, Motorola, and IBM Global Services.  From July 2000 to July 2002, Mr. Terrill served as the IT Integration Program Manager for Blue Diamond Joint Venture between Ford Motor Company and International Truck and Engine Corporation.

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

Since December 2000, our board of directors has maintained an audit committee.  As of April 15, 2009, the audit committee consisted of two members, John Kuehne and William J. Bush.  Mr. Kuehne and Mr. Bush each are considered to be a “financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and each qualifies as an “independent” under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

Since July 2003, we have maintained a compensation committee. We currently have two members, John A. Kuehne and Gordon A. Landies, serving on our compensation committee.

Except as may be provided in our bylaws (incorporated by reference into this Form 10-K as Exhibt 3(ii)), we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Code of Ethics

We have adopted the Code of Ethics incorporated by reference as Exhibit 14.1 to this Form 10-K for our senior financial officers and the principal executive officer.

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

The following table sets forth the compliance reporting under Section 16(a) for the fiscal year ended December 31, 2008.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Steven Malone	1	1	---
Kirk R. Rowland	1	1	---
John A. Kuehne	1	1	---
Gordon A. Landies	1	1	---
William J. Bush	1	1	---
William Terrill	1	1	---
Barron Partners, LP	1	1	---

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation awarded to, earned or paid, for each of the last two fiscal years to our Chief Executive Officer and each of our executive officers earning a total compensation of $100,000 or more during any such fiscal year. Steven Malone has served as our President and Chief Executive Officer since March 2001. William Terrill has served as our Chief Technology Officer since July 2002. Kirk R. Rowland has served as our Chief Financial Officer and director since April 2002. Brittian Edwards served as our Vice President of CBA Sales and Licensing from July 2004 until January 2009. No other individuals employed by us earned a total compensation in excess of $100,000 during the fiscal year ended December 31, 2008.

Summary Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($) (a)		Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($) (b)		All Other Compensation ($) (c)	Total ($)
Steven Malone,	2008	$150,000	$	---	$	---	$	---	$	---		$1,950	$4,883	$156,833
President and Chief Executive Officer	2007	$150,000		$3,219	$	---	$	---	$	---		$1,625	$6,044	$160,888

William Terrill,	2008	$150,000	$	---	$	---	$	---	$	---		$4,597	$14,136	$168,733
Chief Technology Officer	2007	$150,000		$3,219	$	---	$	---	$	---		$5,023	$13,425	$171,667

Kirk R. Rowland,	2008	$110,000	$	---	$	---	$	---	$	---	$	---	$6,147	$116,147
Chief Financial Officer	2007	$110,000		$3,219	$	---	$	---	$	---	$	---	$8,783	$122,002

Brittian Edwards,	2008	$110,000	$	---	$	---	$	---	$	---		$2,265	$4,284	$116,549
Vice President of CBA Sales and Licensing	2007	$110,000		$3,219	$	---	$	---	$	---		$2,723	$6,397	$122,339

(a) In April 2008, Steven Malone, William Terrill and Kirk R. Rowland elected to have the management bonus earned in 2007 to be issued as restricted shares of common stock in lieu of cash payment. The restricted shares of common stock were committed to be issued on April 14, 2008 with a closing price of $0.042 per common share.

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

The following table sets forth the outstanding equity awards, specifically unexercised options, stock that has not vested, and equity incentive plan awards, held by the executive officers named in the Summary Compensation Table as of fiscal year ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Number of Securities Underlying Unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other rights that have not Vested ($)
Steven Malone	250,000	---	---	$0.11	July 17, 2011	---	$	---	---	$	---
William Terrill	500,000	---	---	$0.05	June 6, 2012	---	$	---	---	$	---
William Terrill	500,000	---	---	$0.05	June 7, 2013	---	$	---	---	$	---
Kirk R. Rowland	150,000	---	---	$0.11	July 17, 2011	---	$	---	---	$	---
Brittian Edwards	200,000	---	---	$0.11	July 15, 2009	---	$	---	---	$	---
Brittian Edwards	100,000	---	---	$0.10	July 15, 2009	---	$	---	---	$	---

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

We did not grant stock options to our executive officers during the fiscal year ended December 31, 2008. No executive exercised any stock options during the fiscal year 2008.

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

DIRECTOR COMPENSATION

Pursuant to authority granted under Article III, Section 13 of our bylaws, non-officer directors are entitled to such compensation as our board of directors shall from time to time determine. On April 14, 2008, we resolved to issue our outside director, John Kuehne, a total of 428,571 restricted shares of common stock valued at $0.042 per share in lieu of cash and meeting fees accrued and earned for the period of July 1, 2007 through March 31, 2008.  In addition, on April 14, 2008, we resolved to issue our outside directors, Gordon A. Landies and William J. Bush, 83,333 and 166,667, respectively, restricted shares of common stock valued at $0.042 per share in lieu of cash and meeting fees accrued and earned for the period of December 14, 2007 through March 31, 2008.

As of the date hereof, we have accrued approximately $45,000 in director’s fees for our outside directors for the period of April 1, 2008 through December 31, 2008.

The following table sets forth the compensation of our outside directors for the fiscal year ended December 31, 2008.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
John Kuehne	$24,000	$	---	$	---	$	---	$	---	$	---	$24,000
Gordon A. Landies (a)	$12,000	$	---	$	---	$	---	$	---		$48,300	$60,300
William J. Bush	$24,000	$	---	$	---	$	---	$	---	$	---	$24,000

(a) All other compensation arises from a consulting agreement which provides for monthly cash compensation that totaled $48,300 earned.

Mr. Kuehne has served as one of our directors since December 2000. Mr. Kuehne's compensation agreement currently provides for a monthly fee of $1,000 for committee services and a monthly fee of $1,000 for services as a “financial expert” (as defined in Item 407(d)(5) of Regulation S-K). We currently accrue $2,000 a month for Mr. Kuehne’s services.

Mr. Landies was unanimously voted to serve as one of our directors as of December 14, 2007. Mr. Landies’ compensation agreement currently provides for a monthly fee of $1,000 for committee services. We currently accrue $1,000 a month for Mr. Landies’ services.

Mr. Bush was unanimously voted to serve as one of our directors as of December 14, 2007. Mr. Bush’s compensation agreement currently provides for a monthly fee of $1,000 for committee services and a monthly fee of $1,000 for services as a “financial expert” (as defined in Item 407(d)(5) of Regulation S-K). We currently accrue $2,000 a month for Mr. Bush’s services.

Please refer to Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters as reported in this annual report on Form 10-K for the aggregate number of stock awards and option awards outstanding at fiscal year end 2008 for all of our directors listed above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of all outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	755,000	$0.11	745,000
Equity compensation plans not approved by security holders	4,925,000	$0.06	---
Total	5,680,000	$0.07	745,000

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

The tables below set forth information regarding the beneficial ownership of our common stock as of April 15, 2009.  The information in these tables provides the ownership information for:

▪	each person known by us to be the beneficial owner of more than 5% of our common stock;
▪	each of our directors and executive officers; and
▪	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 59,572,725 shares of common stock currently outstanding (reflects a 1-for-50 reverse stock-split of our common stock that occurred in 1997 and a 1-for-20 reverse stock-split of our common stock that occurred on March 18, 1998) and 2,400,000 additional shares potentially acquired within sixty days, for a total of 61,972,725 shares. The address of each person listed is in care of Findex.com, Inc., 620 North 129th Street, Omaha, Nebraska 68154.

Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Barron Partners, LP (1)	20,875,000	33.68%
Common Stock	Gordon A. Landies (2)	4,811,904	7.76%
Common Stock	John A. Kuehne (3)	4,312,371	6.96%
Common Stock	Steven Malone (4)	3,333,033	5.38%

(1)	Consists 20,875,000 shares of common stock directly owned.

(2)
Consists of warrants to acquire up to 2,300,000 shares of common stock, all of which are presently exercisable, 2,111,904 shares of common stock directly owned, and 400,000 shares of common stock indirectly owned through children.

(3)	Consists of stock options to acquire up to 175,000 shares of common stock, all of which are presently exercisable and 4,137,371 shares of common stock directly owned.

(4)
Consists of stock options to acquire up to 250,000 shares of common stock, all of which are presently exercisable, 2,674,033 shares of common stock directly owned, and stock options to acquire up to 110,000 shares of common stock all of which are presently exercisable and 299,000 shares of common stock indirectly owned through spouse.

Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Steven Malone (1)	3,333,033	5.38%
Common Stock	Kirk R. Rowland (2)	2,366,890	3.82%
Common Stock	William Terrill (3)	2,298,906	3.71%
Common Stock	Gordon A. Landies (4)	4,811,904	7.76%
Common Stock	John A. Kuehne (5)	4,312,371	6.96%
Common Stock	William J. Bush (6)	1,173,810	1.89%
Common Stock	All officers and directors as a group (6 persons)	18,296,914	29.52%

(1)
Consists of stock options to acquire up to 250,000 shares of common stock, all of which are presently exercisable, 2,674,033 shares of common stock directly owned, and stock options to acquire up to 110,000 shares of common stock all of which are presently exercisable and 299,000 shares of common stock indirectly owned through spouse.

(2)	Consists of stock options to acquire up to 150,000 shares of common stock, all of which are presently exercisable and 2,216,890 shares of common stock directly owned.

(3)	Consists of stock options to acquire up to 1,000,000 shares of common stock, all of which are presently exercisable and 1,298,906 shares of common stock directly owned.

(4)
Consists of warrants to acquire up to 2,300,000 shares of common stock, all of which are presently exercisable, 2,111,904 shares of common stock directly owned, and 400,000 shares of common stock indirectly owned through children.

(5)	Consists of stock options to acquire up to 175,000 shares of common stock, all of which are presently exercisable and 4,137,371 shares of common stock directly owned.

(6)	Consists of 1,173,810 shares of common stock directly owned.

As of April 15, 2009, we are not aware of any contract or other arrangement, including a pledge of the company’s securities that could result in a change in the control of the company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

As of the date hereof, Barron Partners, LP owns 35% of our outstanding common stock and, subject to the restrictions contained in Article VII, subsection B of our Articles of Incorporation, controls the vote associated with such shares.

On March 6, 2007, we entered into an agreement for business development advisory services with GL Ventures, LLC, which is owned by Gordon Landies and who was appointed to fill a vacancy on our Board of Directors on December 14, 2007.  This agreement provides for monthly cash compensation of $5,000, reimbursement for all pre-approved travel expenses related to meetings or work related to service under the agreement, cash compensation of $1,500 per day for any special project work or meetings that require the consultant to travel, and annual compensation of 5% of our fiscal 2007 earnings before interest, taxes, depreciation and amortization (EBITDA) in excess of $500,000 (excluding all non-cash charges).  This agreement was amended on July 9, 2007 to extend the expiration to June 30, 2008 (from March 15, 2008), extend the annual EBITDA bonus to include fiscal 2008, and provide for additional compensation consisting of warrants to purchase up to 2,300,000 shares of common stock at $0.032 per share.  In June 2008, this agreement was verbally amended to extend the expiration to August 31, 2008.  For the years ended December 31, 2007 and 2008 we have accrued $40,784 and $0, respectively, related to the annual EBITDA bonus.  On December 1, 2008, we entered into a new agreement for business development advisory services with GL Ventures, LLC.  This agreement provides for monthly cash compensation of $2,500, reimbursement for all pre-approved travel expenses related to meetings or work related to service under the agreement, and cash compensation of $1,500 per day for any special project work or meetings that require the consultant to travel.  This agreement shall continue until December 31, 2010.

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

We rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal independent accountants, Brimmer, Burek & Keelan LLP, for our last two fiscal years.

	2008		2007
Audit Fees (1)		$74,288.00		$68,798.00
Audit-Related Fees	$	---	$	---
Tax Fees (2)		$1,075.00	$	---
All Other Fees (3)		$1,023.00		$4,403.00

(1) Consists of fees for professional services rendered in connection with the audit of our financial statements included in our annual report on Form 10-KSB for the year-ending 2007, and the review of our financial statements included in our quarterly reports on Form 10-Q for the periods ending March 31, 2008, June 30, 2008, and September 30, 2008.

(2) Consists of fees for professional services rendered in connection with research on certain tax issues.

(3) Consists of fees for professional services rendered in connection with a comment letter received from the Securities and Exchange Commission.

All audit fees are approved by our audit committee and board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements: The following financial statements are included in Item 8 herein:

(a)(2)	Financial Statement Schedules:

All other schedules are omitted because they are either not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

(a)(3)	Exhibits:

Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX
No.	Description of Exhibit

2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

14.1	Code of Ethics, adopted by Board of Directors April 15, 2009. FILED HEREWITH.

21.1	Subsidiaries of Findex.com, Inc. as of December 31, 2008. FILED HEREWITH.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated April 15, 2009. FILED HEREWITH.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated April 15, 2009. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated April 15, 2009. FILED HEREWITH.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

By: /s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President and Chief	April 15, 2009
Steven Malone	Executive Officer (principal executive officer)

/s/ Kirk R. Rowland	Director and Chief Financial Officer	April 15, 2009
Kirk R. Rowland	(principal financial and accounting officer)

/s/ John A. Kuehne	Director	April 15, 2009
John A. Kuehne

/s/ William J. Bush	Director	April 15, 2009
William J. Bush