Form 10-Q
period 2009-03-31
FINDEX COM INC
filed 2009-05-20
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 20, 2009, the registrant had outstanding 59,572,725 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED MARCH 31, 2009

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$386,954	$423,371
Accounts receivable, trade, net	83,337	148,880
Inventories	78,562	81,545
Other current assets	31,423	58,270
Total current assets	580,276	712,066
Property and equipment, net	30,505	37,347
Intangible assets, net	608,704	710,771
Other assets	157,212	155,532
Total assets	$1,376,697	$1,615,716

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt	$114,471	$112,908
Accounts payable, trade	476,389	496,957
Accounts payable, related party	102,011	97,200
Accrued royalties	744,116	720,305
Accrued payroll	231,348	205,254
Other current liabilities	127,273	182,937
Total current liabilities	1,795,608	1,815,561
Long-term debt, net	---	8,180
Deferred income taxes, net	6,825	7,500
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively	---	---
Common stock, $.001 par value
120,000,000 shares authorized,
59,572,725 and 54,072,725 shares issued and outstanding, respectively	59,573	54,073
Paid-in capital	7,897,780	7,787,779
Retained (deficit)	(8,383,089)	(8,057,377)
Total stockholders’ equity (deficit)	(425,736)	(215,525)
Total liabilities and stockholders’ equity (deficit)	$1,376,697	$1,615,716

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues, net of reserves and allowances	$578,321	$611,531
Cost of sales	192,009	254,909
Gross profit	386,312	356,622
Operating expenses:
Sales and marketing	164,435	188,143
General and administrative	542,088	510,526
Total operating expenses	706,523	698,669
Loss from operations	(320,211)	(342,047)
Other income (expenses), net	(5,501)	4,894
Gain on fair value adjustment of derivatives	---	305,620
Gain on settlement of derivative liabilities	---	450,654
Income (loss) before income taxes	(325,712)	419,121
Income taxes	---	---
Net income (loss)	$(325,712)	$419,121

Net earnings (loss) per share - Basic & Diluted:	$(0.01)	$0.01

Weighted average shares used in computing basic and diluted earnings (loss) per share:	55,172,725	52,635,432

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,		2009	2008

Cash flows from operating activities:
Cash received from customers		$612,212	$681,510
Cash paid to suppliers and employees		(571,650)	(784,502)
Other operating activities, net		(2,350)	10,157
Net cash provided (used) by operating activities		38,212	(92,835)
Cash flows from investing activities:
Software development costs		(56,233)	(47,890)
FormTool purchase		---	(100,000)
Other investing activities, net		(11,780)	(13,860)
Net cash used by investing activities		(68,013)	(161,750)
Cash flows from financing activities:
Payment made for settlement of derivative liabilities		---	(150,000)
Payments made on long-term notes payable		(6,616)	(5,865)
Net cash used by financing activities		(6,616)	(155,865)
Net decrease in cash and cash equivalents		(36,417)	(410,450)
Cash and cash equivalents, beginning of year		423,371	1,134,547
Cash and cash equivalents, end of period		$386,954	$724,097

Reconciliation of net loss to cash flows from operating activities:
Net income (loss)		$(325,712)	$419,121
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Software development costs amortized		51,645	90,215
Depreciation & amortization		123,696	109,140
Bad debts provision		7,214	---
Noncash operating expenses		70,500	---
Gain on fair value adjustment of derivatives		---	(305,620)
Gain on settlement of derivative liabilities		---	(450,654)
Gain on sale of property and equipment		(99)	---
Change in assets and liabilities:
Decrease in accounts receivable		58,329	127,108
Decrease in inventories		2,983	805
Decrease in other current assets		26,174	50,920
Increase (decrease) in accrued royalties		23,811	(21,833)
(Decrease) in accounts payable		(15,757)	(31,648)
Increase (decrease) in other liabilities		15,428	(80,389)
Net cash provided (used) by operating activities		$38,212	$(92,835)

Schedule of Noncash Investing and Financing Activities:
Long-term note payable issued for FormTool purchase	$	---	$85,934

Equity issued for FormTool purchase	$	---	$40,000

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The December 31, 2008 condensed consolidated balance sheet was derived from our audited financial statements at that date.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in our Form 10-K for the year ended December 31, 2008.

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

SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months, but up to 60 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $894,844, less accumulated amortization of $560,238 at March 31, 2009.

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

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $25,175 and $69,038 for the three months ended March 31, 2009 and 2008, respectively, included in general and administrative expenses.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in “Other assets” on our condensed consolidated balance sheets, were $130,230, less accumulated amortization of $25,460 at March 31, 2009.

RESTRICTED CASH

Restricted cash represents cash held in reserve by our merchant banker to allow for a potential increase in credit card charge backs from increased consumer purchases.  Total restricted cash at March 31, 2009 included in “Other assets” on the condensed consolidated balance sheets was $40,000.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during the three months ended March 31, 2009 and 2008.

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

The following table shows the amounts used in computing earnings per common share and the average number of shares of dilutive potential common stock:

For the Three Months Ended March 31,	2009	2008

Net income (loss)	$(325,712)	$419,121
Preferred stock dividends	---	---
Net income (loss) available to common shareholders	$(325,712)	$419,121

Basic weighted average shares outstanding	55,172,725	52,635,432
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	55,172,725	52,635,432

RECENT ACCOUNTING PRONOUNCEMENTS

Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contract-and Interpretation of FASB Statement No. 60 to clarify how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities.  SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts.  SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Adoption of SFAS No. 163 did not have a material impact on our condensed consolidated financial statements.

GAAP Hierarchy

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  We do not expect SFAS No. 162 to have a material impact on our condensed consolidated financial statements.

Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to improve financial reporting about derivative instruments and hedging activities.  The standard requires enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Adoption of SFAS No. 161 did not have a material impact on our condensed consolidated financial statements.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Adoption of SFAS No. 160 did not have a material impact on our condensed consolidated financial statements.

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

RECLASSIFICATIONS

Certain accounts in our 2008 financial statements have been reclassified for comparative purposes to conform with the presentation in our 2009 financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of March 31, 2009, we had a year-to-date net loss of $325,712, and negative working capital of $1,215,332 and $1,103,495, and an accumulated deficit of $8,383,089 and $8,057,377 as of March 31, 2009 and December 31, 2008, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2009, we have taken several actions to mitigate against this risk. These actions include relying on the approximately $387,000 cash reserve from the sale of our Membership Plus product line and pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 3 – INVENTORIES

At March 31, 2009, inventories consisted of the following:

Raw materials	$62,770
Finished goods	29,592
Less reserve for obsolete inventory	(13,800)
Inventories	$78,562

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

During the three months ended March 31, 2009 and 2008, sales from the FormTool software product line were approximately 5% and 1%, respectively, of our gross sales.

NOTE 5 – RESERVES AND ALLOWANCES

At March 31, 2009, the allowance for doubtful accounts included in Accounts receivable, trade, net, consisted of the following:

Balance December 31, 2008	$16,300
Bad debts provision (included in Other operating expenses)	7,214
Accounts written off	(8,928)
Collection of accounts previously written off	14
Balance March 31, 2009	$14,600

At March 31, 2009, the reserve for obsolete inventory included in Inventories consisted of the following:

Balance December 31, 2008	$15,500
Provision for obsolete inventory	---
Obsolete inventory written off	(1,700)
Balance March 31, 2009	$13,800

At March 31, 2009, the reserve for sales returns included in Other current liabilities consisted of the following:

Balance December 31, 2008	$119,821
Return provision – sales	71,600
Return provision – cost of sales	(10,740)
Returns processed	(85,297)
Balance March 31, 2009	$95,384

NOTE 6 – DEBT

At March 31, 2009, long-term debt consisted of the following:

Capital lease obligation payable to a corporation due November 2009 in monthly installments of $1,144, including interest at 11.7%. Secured by telephone equipment.		$8,762

Unsecured term note payable to a shareholder due March 2008 in monthly installments of $10,000, plus interest at 8%, through April 2007, and monthly installments of $20,000, plus interest at 8%, beginning May 2007. Interest on overdue principal accrues at 15%.		56,000

Unsecured term note payable to a limited liability company due February 2010 in monthly installments of $4,167, including simple interest at 15%. See Note 4.		49,709
Total Long-term debt		114,471
Less: Current maturities		(114,471)
Long-term debt, net	$	---

At March 31, 2009, we were current on the capital lease obligation.  We are in arrears for the final three payments of the unsecured term note payable to a shareholder and the unsecured term note payable to a limited liability company.

NOTE 7 – STOCKHOLDERS’ EQUITY

COMMON STOCK

In March 2009, we committed to issue a total of 3,357,143 restricted shares of common stock consisting of 1,907,143 shares to our executive officers and 1,450,000 shares to our non-executive employees, at the closing price as of March 12, 2009 ($0.021), in lieu of cash for services rendered from January 1, 2004 through December 31, 2008.  This issuance was valued at $70,500.

In March 2009, we committed to issue a total of 2,142,857 restricted shares of common stock to our outside directors, at the closing price as of March 12, 2009 ($0.021) in lieu of cash payments of amounts accrued for service as members of our board from the period of April 1, 2008 through December 31, 2008.  This issuance was valued at $45,000.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial statements taken as a whole.

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our income from operations adjusted for other income and interest expense (3% total). We accrue this bonus on a quarterly basis. Our management team consists of the following:

	Chief Executive Officer	Chief Technology Officer	Chief Financial Officer
Base Annual Salary	$150,000	$150,000	$110,000

In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of the following for termination by reason of disability.

	Accrued Base Salary	Accrued Management Bonus		Vested Deferred Vacation Compensation
Included in Other current liabilities at March 31, 2009	$12,098	$	---	$27,373

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

NOTE 9 – RISKS AND UNCERTAINTIES

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

This information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this quarterly report, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

Management Overview

During the first quarter of 2009, we focused on our two product lines, QuickVerse® and FormTool®. Specifically, for our QuickVerse® product line, we released an upgraded software title as well as a new content collection.  These titles include:

▪	Sermon Builder 5.0 with a retail price of $69.95; and
▪	Charles H. Spurgeon Collection with a retail price of $69.95.

In addition, during the fist quarter of 2009 our development team worked on a new edition to our quickverse.com website which will enable QuickVerse® users to quickly find and navigate through multiple troubleshooting scenarios online versus calling or emailing our technical support department.  Although there can be no assurance, this new addition to our website is scheduled to be launched in the second quarter of 2009.  Furthermore, we began revamping our website for our FormTool® product line in order to add greater functionality to the website.  Although there can be no assurance, this revamped website is scheduled to be launched in the second quarter of 2009. We continue to concentrate on building our technology platform and infrastructure in order to become a more Webcentric provider of online products.

Results of Operations for Quarters Ending March 31, 2009 and March 31, 2008

Statements of Operations for Quarters Ending March 31	2009	2008	Change
Net revenues	$578,321	$611,531	$(33,210)
Cost of sales	(192,009)	(254,909)	62,900
Gross profit	$386,312	$356,622	$29,690
Sales, marketing and general and administrative expenses	(706,523)	(698,669)	(7,854)
Loss from operations	$(320,211)	$(342,047)	$21,836
Other income (expenses), net	(5,501)	4,894	(10,395)
Gain on fair value adjustment of derivatives	---	305,620	(305,620)
Gain on settlement of derivative liabilities	---	450,654	(450,654)
Income (loss) before income taxes	$(325,712)	$419,121	$(744,833)
Income taxes	---	---	---
Net income (loss)	$(325,712)	$419,121	$(744,833)

The differing results of operations are primarily attributable to the following:

▪	a decrease in net revenues for the three months ended March 31, 2009 partly attributable to the current economic downturn;
▪	a decrease in cost of sales for the three months ended March 31, 2009 due primarily to decreased direct costs and amortization of software development costs ; and
▪	most notably for the three months ended March 31, 2008:
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

Revenues

The following table presents our revenues for the three months ended March 31, 2009 and March 31, 2008 and dollar and percentage changes from the prior year.

					Change
Revenues for Three Months Ending March 31	2009	% to Sales	2008	% to Sales	$	%
Gross revenues	$650,061	100%	$671,932	100%	$(21,871)	3%
Less estimated sales returns and allowances	(71,740)	11%	(60,401)	9%	(11,339)	19%
Net revenues	$578,321	89%	$611,531	91%	$(33,210)	5%

During each of the three months ended March 31, 2009 and 2008, our sales efforts were focused on directly targeting end-users through telemarketing and Internet sales.  Due to the increased frequency and consistency in our development schedule, and the annual releases of our flagship product, QuickVerse®, upgrade sales have not been increasing at as rapid a rate as they have in previous years; and therefore, we experienced a decrease in gross revenues for the three months ended March 31, 2009.  Although there can be no assurance, we anticipate that our revenues in the future related to the QuickVerse® product line will remain consistent with our 2008 quarterly and annual figures as we continue to expand the content made available for our QuickVerse® products, develop new products for multiple platforms, offer our products at a range of price points intended to appeal to various market sub-segments and offer new venues to gain access to the expanded content available for our QuickVerse® customers.

During the three months ended March 31, 2009, we did recognize approximately $30,000 in revenue from the FormTool® product line, which we acquired in February 2008.  We do anticipate our revenues in relation to the FormTool® product line to increase in the near-term based on our launch of the new and enhanced FormTool.com website and our annual upgrade release of the FormTool® desktop product line in September 2008.

As a percentage of gross revenues, our sales returns and allowances increased for the three months ended March 31, 2009 compared to March 31, 2008.  Typically, product returns trend upward after a new version is released as distributors and retail stores return old product in exchange for the new version release.  As anticipated for the three months ended March 31, 2009, distributors and retail stores finalized their old product exchange of QuickVerse® 2008 for the new version release QuickVerse® 2009.  Furthermore, for the three months ended March 31, 2009 we increased our reserve of sales returns due to the current economic environment.  Generally going forward, it is our objective to release enhanced versions of our biggest-selling products on an annual basis, and as a percentage of gross revenues we anticipate sales returns and allowances to decrease over time as a result of increased stability in the functionality of our products, decreasing reliance on retail sales and increasing reliance on direct sales, which have historically resulted in fewer returns, and improved planning in the timing of new product version releases.

Cost of Sales

The following table presents our cost of sales for the three months ended March 31, 2009 and March 31, 2008 and dollar and percentage changes from the prior year.

					Change
Cost of Sales for Three Months Ending March 31	2009	% to Sales	2008	% to Sales	$	%
Direct costs	$57,849	9%	$75,742	11%	$(17,893)	24%
Less estimated cost of sales returns and allowances	(10,740)	2%	(9,105)	1%	(1,635)	18%
Amortization of software development costs	51,645	8%	90,215	13%	(38,570)	43%
Royalties	45,620	7%	45,222	7%	398	1%
Freight-out	26,795	4%	34,036	5%	(7,241)	21%
Fulfillment	20,840	3%	18,799	3%	2,041	11%
Cost of sales	$192,009	30%	$254,909	38%	$(62,900)	25%

Cost of sales consists primarily of direct costs, amortization of capitalized software development costs, non-capitalized technical support wages, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, fulfilling and shipping our products.

The net decrease in cost of sales between the three months ended March 31, 2009 and the corresponding period during 2008 is predominately attributable to decreased direct costs and amortization of software development costs.  The decrease in direct costs is a result of scaling down our technical support department as our products continue to become more functionally stable.  Furthermore, the decreased amount of new and/or enhanced product releases during the fiscal year 2008 led to the decreased amount of amortization for the three months ended March 31, 2009.

Royalties remained relatively stable in real terms and as a percentage of gross revenues for the three months ended March 31, 2009.  However, our royalty accruals are expected to increase in the future in real terms as sales to new customers increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products. Upgrade sales will remain only subject to royalties on their content additions.

The decrease in freight costs in real terms and as a percentage of gross revenues is a result of decreased sales volume as well as our internal transformation to provide more of our software products to be delivered via a download from our website. Although there can be no assurance, we anticipate freight costs to continue on a downward trend as we focus our sales efforts on direct and/or upgrade sales and continue to advertise and enhance the ability to offer our software products as downloads from our website.

The amortization recognized during the three months ended March 31, 2009 resulted mainly from the following software releases:

▪	FormTool® 7.0 (released September 2008),
▪	QuickVerse® 2009 (released October 2008),
▪	Charles H. Spurgeon Collection (released February 2009),
▪	Sermon Builder 5.0 (released March 2009) and
▪	Multiple new content additions for QuickVerse® products (released April 2007 through November 2008).

Comparatively, during the three months ended March 31, 2008, the amortization recognized resulted mainly from the following software releases:

▪	QuickVerse® 2007 (released August 2006),
▪	QuickVerse® 2007 Mobile (released December 2006),
▪	QuickVerse® 2007 Macintosh (released March 2007),
▪	QuickVerse® 2008 (released November 2007) and
▪	Multiple new content additions for QuickVerse® products (released April through October 2007).

As stated above, the decrease in amortization for the three months ended March 31, 2009 is the result of fewer development projects that were released during the fiscal year 2008. In the future, our objective is to realize overall increases in revenues due to aggressive product development and release schedules as well as the acquisitions of new product lines.

In the future, as we continue to implement our strategy to become a principally Webcentric provider of online products, we anticipate experiencing a decrease in cost of sales, specifically direct costs, freight and fulfillment, as more of our products will become available for download.

Software Development Costs For Three Months Ending March 31,	2009	2008
Beginning balance	$330,018	$392,172
Capitalized	56,233	47,890
Amortized (Cost of sales)	(51,645)	(90,215)
Ending Balance	$334,606	$349,847
Research and development expense (General and administrative)	$25,175	$69,038

For the three months ended March 31, 2009, the increase in capitalized costs as well as the decrease in research and development expense is the result of our development team focusing their efforts on several new software and website development projects.  We continue to experience increased efficiency in our development output (both internal and external) as evidenced by our development project pace for the three months ended March 31, 2009 in relation to our QuickVerse® product line.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Three Months Ending March 31	2009	% to Sales	2008	% to Sales	$	%
Selected expenses:
Commissions	$1,500	0%	$43,260	6%	$(41,760)	97%
Advertising and direct marketing	38,390	6%	46,180	7%	(7,790)	17%
Sales and marketing wages	117,331	18%	98,703	15%	18,628	19%
Other sales and marketing costs	7,214	1%	---	0%	7,214	0%
Total sales and marketing	$164,435	25%	$188,143	28%	$(23,708)	13%
Personnel costs	$190,714	29%	$133,495	20%	$57,219	43%
Amortization and depreciation	123,696	19%	109,140	16%	14,556	13%
Research and development	25,175	4%	69,038	10%	(43,863)	64%
Other general and administrative costs	202,503	31%	198,853	30%	3,650	2%
Total general and administrative	$542,088	83%	$510,526	76%	$31,562	6%
Total sales, marketing, general and administrative	$706,523	109%	$698,669	104%	$7,854	1%

As gross revenues decreased for the three months ended March 31, 2009, total sales and marketing costs also decreased.  Commissions decreased significantly as we have discontinued our contract with a third party for telemarketing services.  Although there can be no assurance, we do not anticipate relying on a third party for telemarketing services in the future, and therefore, we anticipate third party commissions to further decrease in the future.  Advertising and direct marketing costs also decreased as we managed to cut our costs due to the decreased gross revenues. We anticipate advertising and direct marketing costs to remain relatively stable in future periods while we continue to enhance our product visibility online, increase and focus more on our direct marketing efforts, yet limit the scope and frequency of our print advertising campaigns to those that we can capitalize on the most in order to maximize sales associated with new products, product enhancements and potential new product lines.  During the three months ended March 31, 2009, sales and marketing wages - reclassified, increased as we recognized approximately $21,000 of expense related to 725,000 restricted shares of common stock issued to our sales team employees. While we would like to expand our in-house direct-telemarketing sales team in relation to our current and potential new product lines, we may not be able to do so in the immediate future due to the current economic climate.  Therefore, we anticipate our sales and marketing wages to remain relatively steady in future periods.

In addition to the increase in total net personnel costs, gross direct salaries and wages, before adjustments of capitalized wages and reclassifications, increased approximately $73,000, from approximately $316,000 for the three months ended March 31, 2008 to approximately $389,000 for the three months ended March 31, 2009. For the three months ended March 31, 2009, we recognized approximately $112,000 of expense related to 3,357,143 restricted shares of common stock issued to employees as compensation for services rendered January 1, 2004 through December 31, 2008. However, at the same time we experienced a decrease in regular salaries and wages as a result of the departure of a member of the product development team as we have streamlined this department with external, independently contracted developers and the reduction in our technical support staff as our software products become more stable. As a percentage of gross revenues, gross direct salaries and wages increased approximately 13% from approximately 47% for the three months March 31, 2008 to approximately 60% for the three months ended March 31, 2009. Due to this significant increase as well as the current economic climate, we anticipate direct salaries and wages to decrease slightly in the future.

The increase in the amortization and depreciation expense is mainly attributable to the increase in amortization. The software license we acquired in 1999, from which we derive our base intellectual property rights associated with the products that are responsible for generating the overwhelming majority of our revenues (the “1999 license”), is being amortized over a 10 year useful life and will have been fully amortized by the close of the year ending December 31, 2009. Amortization expense for the three months ended March 31, 2009 and 2008 reflect the continual amortization of the 1999 license as well as the amortization of the FormTool® assets we acquired in February 2008. The FormTool® assets are amortized over a period of years that range from less than one year to ten years and approximate $3,000 of amortization expense each month.  In addition, for the three months ended March 31, 2009 we recognized amortization expense for our FormTool® website, www.formtool.com, which was successfully re-launched in September 2008.  Overall, we anticipate amortization and depreciation expense to decrease in future periods as the amortization related to the 1999 license will cease.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). The decrease in software development costs related to third-party developers and direct labor expensed as research and development reflects more capitalization of research and development costs for the three months ended March 31, 2009. Comparatively, during the three months ended March 31, 2008 our development staff was faced with greater maintenance issues than anticipated due to a new layout and engine design within the QuickVerse® 2008 product line which ultimately resulted in an increase in research and development costs expensed. In future periods, we anticipate research and development expenses to slightly decrease as we have experienced increased efficiency in our development output (both internal and external).

Gain on Fair Value Adjustment of Derivatives

In connection with warrants issued in November 2004, a non-cash fair value adjustment of approximately $306,000 has been included in other income for the three months ended March 31, 2008. These warrants were accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and the guidance of EITF 00-19-2, Accounting for Registration Payment Arrangements.  These warrants were canceled on March 6, 2008 and there is no recognition, therefore, of a derivative liability on our December 31, 2008 balance sheet.  Furthermore, we will not experience a non-cash fair value adjustment related to these warrants which would be included in other expenses or other income beyond the date of March 6, 2008.

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

Income Taxes

For the three months ended March 31, 2009 and 2008, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes the ongoing internal development of new products, expansion and upgrade of existing products, and marketing and sales, as well as funding for the acquisition of new product lines and/or companies. At this time it is unlikely that cash generated through our continuing operations will be sufficient to sustain our continuing operations. Furthermore, our pursuit of an aggressive growth plan, whether based on internally developed products, licensing opportunities, or strategic product line and/or company acquisitions, will likely require funding from outside sources or the divestiture of one or more existing product lines (as occurred with respect to our Membership Plus® product line). Funding from outside sources may include but is not limited to the pursuit of other financing options such as commercial loans, common stock and/or preferred stock issuances and convertible notes. At this time, we have no legally committed funds for future capital expenditures.

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

Working Capital	March 31, 2009	December 31, 2008
Current assets	$580,276	$712,066
Current liabilities	$1,795,608	$1,815,561
Retained deficit	$8,383,089	$8,057,377

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

Cash Flows for Three Months Ending March 31	2009	2008	Change	%
Cash flows provided (used) by operating activities	$38,212	$(92,835)	$131,047	141%
Cash flows (used) by investing activities	$(68,013)	$(161,750)	$93,737	58%
Cash flows (used) by financing activities	$(6,616)	$(155,865)	$149,249	96%

Net cash provided by operating activities increased for the three months ended March 31, 2009 primarily due to a reduction in payments made to content providers and vendors.

The decrease in net cash used by investing activities for the three months ended March 31, 2009 was due to the lack of investing activities. Comparatively, the cash used by investing activities for the three months ended March 31, 2008 was a result of the purchase of FormTool® in February 2008.

The decrease in net cash used by financing activities for the three months ended March 31, 2009 was the result of only having continued payments made on long-term notes payable. Comparatively for the three months ended March 31, 2008, cash used by financing activities included payments made on long term notes payable as well as a settlement payment to Barron Partners, LP in the amount of $150,000 in exchange for the cancellation of the warrants issued in November 2004.

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

Contractual Liabilities

In May 2007, we secured an operating lease with a third-party for our corporate office facility in Omaha, Nebraska with terms extending through May 2012. We also secured an operating lease with a third-party for a warehouse facility in Omaha, Nebraska with terms extending through June 2010. In accordance with the terms of these leasehold agreements, we are responsible for all associated taxes, insurance and utility expenses.

At March 31, 2009, the total future minimum rental payments required under these leases is approximately $198,000 through the year 2012.

We lease telephone equipment under a capital lease due to expire in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life. Total minimum future lease payments under capital leases as of March 31, 2009 is approximately $9,000 through the year 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q March 31, 2009, and have determined that such disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On April 27, 2009, we received a letter from counsel for the plaintiff, Gary Odom, in a civil proceeding that has been commenced in federal district court against Findex, among numerous other co-defendants, notifying us of such proceeding. The action alleges that our QuickVerse® product incorporates certain patented source code owned by the plaintiff and for which no appropriate authorization has been granted to Findex. While we are of the belief that the intellectual property infringement claims asserted against us in this action are without merit, any such claims, whether or not meritorious, could result in costly litigation or require us to enter into royalty or licensing agreements. If we are found to have infringed the proprietary rights of others, we could be required to pay damages, redesign the products or discontinue their sale. Any of these outcomes, individually or collectively, could have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2009, and to the best knowledge of our officers and directors, there were no other pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 3 during the quarterly period ended March 31, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended March 31, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the quarterly period ended March 31, 2009.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended March 31, 2009.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated May 20, 2009. FILED HEREWITH.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated May 20, 2009. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 20, 2009. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: May 20, 2009	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: May 20, 2009	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer (Principal Financial & Accounting Officer)