Form 10-Q
period 2009-06-30
FINDEX COM INC
filed 2009-08-14
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
                                                                                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At August 14, 2009, the registrant had outstanding 59,572,725 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED JUNE 30, 2009

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$261,353	$423,371
Accounts receivable, trade, net	45,419	148,880
Inventories	59,778	81,545
Other current assets	59,484	58,270
Total current assets	426,034	712,066
Property and equipment, net	23,929	37,347
Intangible assets, net	508,047	710,771
Other assets	162,870	155,532
Total assets	$1,120,880	$1,615,716

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current portion of long-term debt	$110,379	$112,908
Accounts payable, trade	463,715	496,957
Accounts payable, related party	98,732	97,200
Accrued royalties	740,847	720,305
Accrued payroll	246,279	205,254
Other current liabilities	130,848	182,937
Total current liabilities	1,790,800	1,815,561
Long-term debt, net	---	8,180
Deferred income taxes, net	6,217	7,500
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively	---	---
Common stock, $.001 par value
120,000,000 shares authorized,
59,572,725 and 54,072,725 shares issued and outstanding, respectively	59,573	54,073
Paid-in capital	7,897,780	7,787,779
Retained (deficit)	(8,633,490)	(8,057,377)
Total stockholders’ equity (deficit)	(676,137)	(215,525)
Total liabilities and stockholders’ equity (deficit)	$1,120,880	$1,615,716

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues, net of reserves and allowances	$458,246	$520,984	$1,036,567	$1,132,515
Cost of sales	165,061	235,306	357,070	490,215
Gross profit	293,185	285,678	679,497	642,300
Operating expenses:
Sales and marketing	98,588	153,382	263,023	341,525
General and administrative	438,406	471,048	980,494	981,574
Total operating expenses	536,994	624,430	1,243,517	1,323,099
Loss from operations	(243,809)	(338,752)	(564,020)	(680,799)
Other income (expenses), net	(6,593)	972	(12,094)	5,866
Gain on fair value adjustment of derivatives	---	---	---	305,620
Gain on settlement of derivative liabilities	---	---	---	450,654
Income (loss) before income taxes	(250,402)	(337,780)	(576,114)	81,341
Income taxes	---	---	---	---
Net income (loss)	$(250,402)	$(337,780)	$(576,114)	$81,341

Net earnings (loss) per share - Basic & Diluted:	$0.00	$(0.01)	$(0.01)	$0.00

Weighted average shares outstanding:
Basic	59,572,725	53,946,278	57,384,880	53,290,855
Diluted	59,572,725	53,946,278	57,384,880	54,103,693

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,		2009	2008

Cash flows from operating activities:
Cash received from customers		$1,093,689	$1,186,281
Cash paid to suppliers and employees		(1,094,108)	(1,368,073)
Other operating activities, net		(7,806)	11,937
Net cash used by operating activities		(8,225)	(169,855)
Cash flows from investing activities:
Software development costs		(98,898)	(125,091)
FormTool purchase		---	(100,000)
Other investing activities, net		(27,978)	(48,580)
Net cash used by investing activities		(126,876)	(273,671)
Cash flows from financing activities:
Payment made for settlement of derivative liabilities		---	(150,000)
Payments made on long-term notes payable		(26,917)	(17,270)
Net cash used by financing activities		(26,917)	(167,270)
Net decrease in cash and cash equivalents		(162,018)	(610,796)
Cash and cash equivalents, beginning of year		423,371	1,134,547
Cash and cash equivalents, end of period		$261,353	$523,751

Reconciliation of net income (loss) to cash flows from operating activities:
Net income (loss)		$(576,114)	$81,341
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Software development costs amortized		88,311	157,128
Depreciation & amortization		247,468	224,703
Bad debts provision		7,398	2,293
Noncash operating expenses		70,500	34,521
Gain on fair value adjustment of derivatives		---	(305,620)
Gain on settlement of derivative liabilities		---	(450,654)
Gain on sale of property and equipment		(99)	---
Change in assets and liabilities:
Decrease in accounts receivable		96,063	84,791
Decrease in inventories		21,767	6,311
Decrease in other current assets		13,715	35,947
Increase in accrued royalties		20,542	58,437
(Decrease) increase in accounts payable		(31,710)	26,384
Increase (decrease) in other liabilities		33,934	(125,437)
Net cash used by operating activities		$(8,225)	$(169,855)

Schedule of Noncash Investing and Financing Activities:
Long-term note payable issued for FormTool purchase	$	---	$85,934

Equity issued for FormTool purchase	$	---	$40,000

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
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

SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months, but up to 60 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $937,509, less accumulated amortization of $596,904 at June 30, 2009.

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

SFAS No. 2, Accounting for Research and Development Costs, established accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $114,059 and $103,955 for the six months ended June 30, 2009 and 2008, respectively, included in general and administrative expenses.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in “Other assets” on our condensed consolidated balance sheets, were $142,711, less accumulated amortization of $36,000 at June 30, 2009.

RESTRICTED CASH

Restricted cash represents cash held in reserve by our merchant banker to allow for a potential increase in credit card charge backs from increased consumer purchases.  Total restricted cash at June 30, 2009 included in “Other assets” on the condensed consolidated balance sheets was $45,000.  See Note 10, Subsequent Events.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during the three and six months ended June 30, 2009 and 2008.

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

INCOME TAXES

We follow SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

The following table shows the amounts used in computing earnings per common share and the average number of shares of dilutive potential common stock:

For the Three Months Ended June 30,	2009	2008

Net loss	$(250,402)	$(337,780)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(250,402)	$(337,780)

Basic weighted average shares outstanding	59,572,725	53,946,278
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	59,572,725	53,946,278

For the Six Months Ended June 30,	2009	2008

Net income (loss)	$(576,114)	$81,341
Preferred stock dividends	---	---
Net income (loss) available to common shareholders	$(576,114)	$81,341

Basic weighted average shares outstanding	57,384,880	53,290,855
Dilutive effect of:
Stock options	---	---
Warrants	---	812,838
Diluted weighted average shares outstanding	57,384,880	54,103,693

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification and GAAP Hierarchy

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM - and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162, to become the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect SFAS No. 168 to have a material impact on our condensed consolidated financial statements.

Amendment to FASB Interpretation No. 46(R)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), to clarify and improve financial reporting by entities involved with variable interest entities. SFAS No. 167 is effective as of the beginning of the annual period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect SFAS No. 167 to have a material impact on our condensed consolidated financial statements.

Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, to clarify information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows.  SFAS No. 166 is effective as of the beginning of the annual period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect SFAS No. 166 to have a material impact on our condensed consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. Adoption of SFAS No. 165 did not have a material impact on our condensed consolidated financial statements.

RECLASSIFICATIONS

Certain accounts in our 2008 financial statements have been reclassified for comparative purposes to conform with the presentation in our 2009 financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of June 30, 2009, we had a year-to-date net loss of $576,114, and negative working capital of $1,364,766, and an accumulated deficit of $8,633,490 and $8,057,377 as of June 30, 2009 and December 31, 2008, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2009, we have taken several actions intended to mitigate against this risk. These actions include relying on the approximately $261,000 cash reserve from the 2007 sale of our Membership Plus product line and pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 3 – INVENTORIES

At June 30, 2009, inventories consisted of the following:

Raw materials	$48,125
Finished goods	20,591
Less reserve for obsolete inventory	(8,938)
Inventories	$59,778

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

During the three months ended June 30, 2009 and 2008, sales from the FormTool software product line were approximately 4% and 2%, respectively, of our gross sales and approximately 5% and 1%, respectively, for the six months then ended.

NOTE 5 – RESERVES AND ALLOWANCES

At June 30, 2009, the allowance for doubtful accounts included in Accounts receivable, trade, net, consisted of the following:

Balance December 31, 2008	$16,300
Bad debts provision (included in Other operating expenses)	7,398
Accounts written off	(9,061)
Collection of accounts previously written off	1,163
Balance June 30, 2009	$15,800

At June 30, 2009, the reserve for obsolete inventory included in Inventories consisted of the following:

Balance December 31, 2008	$15,500
Provision for obsolete inventory	---
Obsolete inventory written off	(6,562)
Balance June 30, 2009	$8,938

At June 30, 2009, the reserve for sales returns included in Other current liabilities consisted of the following:

Balance December 31, 2008	$119,821
Return provision – sales	121,500
Return provision – cost of sales	(18,225)
Returns processed	(144,215)
Balance June 30, 2009	$78,881

NOTE 6 – DEBT

At June 30, 2009, an unsecured short-term note payable to a premium finance company in the amount of $16,211 for the financing of our Directors & Officers liability insurance has been included in Current portion of long-term debt on the condensed consolidated balance sheet.  This term note is due April 2010 in monthly installments of $1,664, including interest at 5.73%.

At June 30, 2009, long-term debt consisted of the following:

Capital lease obligation payable to a corporation due November 2009 in monthly installments of $1,144, including interest at 11.7%. Secured by telephone equipment.		$6,635

Unsecured term note payable to a shareholder due March 2008 in monthly installments of $10,000, plus interest at 8%, through April 2007, and monthly installments of $20,000, plus interest at 8%, beginning May 2007. Interest on overdue principal accrues at 15%.		56,000

Unsecured term note payable to a limited liability company due February 2010 in monthly installments of $4,167, including simple interest at 15%. See Note 4.		31,534
Total Long-term debt		94,169
Less: Current maturities		(94,169)
Long-term debt, net	$	---

At June 30, 2009, we were current on the unsecured term note payable to a limited liability company.  We are in arrears for the final three payments of the unsecured term note payable to a shareholder and the June 2009 installment of the capital lease obligation.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

We are subject to legal proceedings and claims that may arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these potential actions will not materially affect our financial statements taken as a whole.

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our income from operations adjusted for other income and interest expense (3% total). We accrue this bonus on a quarterly basis ($-0- at June 30, 2009). Our management team consists of the following:

	Chief Executive Officer	Chief Technology Officer	Chief Financial Officer
Base Annual Salary	$150,000	$150,000	$110,000

In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of the following for termination by reason of disability.

	Accrued Base Salary	Accrued Retention Bonus	Vested Deferred Vacation Compensation
Included in Other current liabilities at June 30, 2009	$20,586	$30,056	$27,101

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

NOTE 10 – SUBSEQUENT EVENTS

In July and August 2009, we received $20,000 and $10,000, respectively, of the $40,000 cash held in reserve from our former merchant banker as a result of changing merchant bankers in June 2009.

In July 2009, we converted $24,112 of trade accounts payable into an unsecured promissory note.  The terms call for monthly payments of $2,000, including interest at 10% through July 2010.

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

Management Overview

During the first and second quarters of 2009, we focused on our two product lines, QuickVerse® and FormTool®. Specifically, for our QuickVerse® product line, we released an upgraded software title as well as a new content collection during the first quarter of 2009.  These titles include:

▪	Sermon Builder 5.0 with a retail price of $69.95; and
▪	Charles H. Spurgeon Collection with a retail price of $69.95.

During the second quarter of 2009, our development team finalized a new edition to our quickverse.com website, referred to as our QuickVerse® Knowledgebase, which enables users to quickly find and navigate through multiple troubleshooting scenarios online rather than having to call or email our technical support department.  In addition, our development team focused on our upcoming annual releases of QuickVerse® for Windows as well as Macintosh. Although there can be no assurance, the new edition of QuickVerse® Mac is scheduled to be released in the third quarter of 2009, and the new edition of QuickVerse® Windows is scheduled to be released in the early part of fourth quarter of 2009.  Finally, we began revamping our website for our FormTool® product line in order to add greater functionality to the website.  Although there can be no assurance, this revamped website is scheduled to be launched in the third quarter of 2009. We continue to concentrate on building our technology platform and infrastructure in order to become a more Webcentric provider of online products.

Results of Operations for Six Months Ending June 30, 2009 and June 30, 2008

Statements of Operations for Six Months Ending June 30	2009	2008	Change
Net revenues	$1,036,567	$1,132,515	$(95,948)
Cost of sales	(357,070)	(490,215)	133,145
Gross profit	$679,497	$642,300	$37,197
Sales, marketing and general and administrative expenses	(1,243,517)	(1,323,099)	79,582
Loss from operations	$(564,020)	$(680,799)	$116,779
Other income (expenses), net	(12,094)	5,866	(17,960)
Gain on fair value adjustment of derivatives	---	305,620	(305,620)
Gain on settlement of derivative liabilities	---	450,654	(450,654)
Income (loss) before income taxes	$(576,114)	$81,341	$(657,455)
Income taxes	---	---	---
Net income (loss)	$(576,114)	$81,341	$(657,455)

The differing results of operations are primarily attributable to the following:

▪	a decrease in net revenues for the six months ended June 30, 2009 partly attributable to the following:
▪ the decreased number of product releases; and
▪ the current economic downturn.
▪	a decrease in cost of sales for the six months ended June 30, 2009 due primarily to decreased direct costs and amortization of software development costs;
▪	a decrease in sales, marketing and general and administrative expenses for the six months ended June 30, 2009; and
▪	most notably for the six months ended June 30, 2008:
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

Revenues

The following table presents our revenues for the six months ended June 30, 2009 and June 30, 2008 and dollar and percentage changes from the prior year.

					Change
Revenues for Six Months Ending June 30	2009	% to Sales	2008	% to Sales	$	%
Gross revenues	$1,158,651	100%	$1,249,932	100%	$(91,281)	7%
Less estimated sales returns and allowances	(122,084)	11%	(117,417)	9%	(4,667)	4%
Net revenues	$1,036,567	89%	$1,132,515	91%	$(95,948)	8%

During each of the six months ended June 30, 2009 and 2008, our sales efforts were focused on directly targeting end-users through telemarketing and Internet sales.  Due to our increased product stability and the consistency in our development schedule in regards to the annual releases of our flagship product, QuickVerse®, upgrade sales have not been increasing at as rapid a rate as they have in previous years; and therefore, we experienced a decrease in gross revenues for the six months ended June 30, 2009.  Furthermore, we experienced a decrease in our gross revenues due to the decreased number of product releases during the six months ended June 30, 2009. Although there can be no assurance, we anticipate that our revenues in the future related to the QuickVerse® product line will remain consistent with our 2008 quarterly and annual figures as we continue to expand the content made available for our QuickVerse® products, develop new products for multiple platforms, offer our products at a range of price points intended to appeal to various market sub-segments and offer new venues to gain access to the expanded content available for our QuickVerse® customers.

During the six months ended June 30, 2009, we did recognize approximately $52,000 in revenue from the FormTool® product line, which we acquired in February 2008.  We do anticipate our revenues in relation to the FormTool® product line to increase in the near-term based on our launch of the new and enhanced FormTool.com website and our annual upgrade release of the FormTool® desktop product line in September 2008.

As a percentage of gross revenues, our sales returns and allowances increased for the six months ended June 30, 2009 compared to June 30, 2008, which was mainly attributed to a decrease in revenues. Typically, product returns trend upward after a new version is released as distributors and retail stores return old product in exchange for the new version release. As anticipated for the first three months ended June 30, 2009, distributors and retail stores finalized their old product exchange of QuickVerse® 2008 for the new version release QuickVerse® 2009. Furthermore, for the six months ended June 30, 2009 we increased our reserve of sales returns due to the current economic environment.  Generally going forward, it is our objective to release enhanced versions of our biggest-selling products on an annual basis, and as a percentage of gross revenues we anticipate sales returns and allowances to decrease over time as a result of increased stability in the functionality of our products, decreasing reliance on retail sales and increasing reliance on direct sales, which have historically resulted in fewer returns, and improved planning in the timing of new product version releases.

Cost of Sales

The following table presents our cost of sales for the six months ended June 30, 2009 and June 30, 2008 and dollar and percentage changes from the prior year.

					Change
Cost of Sales for Six Months Ending June 30	2009	% to Sales	2008	% to Sales	$	%
Direct costs	$102,895	9%	$154,123	12%	$(51,228)	33%
Less estimated cost of sales returns and allowances	(18,225)	2%	(17,745)	1%	(480)	3%
Amortization of software development costs	88,311	8%	157,128	13%	(68,817)	44%
Royalties	100,140	9%	109,485	9%	(9,345)	9%
Freight-out	48,781	4%	54,081	4%	(5,300)	10%
Fulfillment	35,168	3%	33,143	3%	2,025	6%
Cost of sales	$357,070	31%	$490,215	39%	$(133,145)	27%

Cost of sales consists primarily of direct costs, amortization of capitalized software development costs, non-capitalized technical support wages, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, fulfilling and shipping our products.

The decrease in cost of sales between the six months ended June 30, 2009 and the corresponding period during 2008 is predominately attributable to decreased direct costs and amortization of software development costs.  The decrease in direct costs is a result of scaling down our technical support department as our products continue to become more functionally stable.  The launch of the QuickVerse® Knowledgebase on our website has also helped us reduce our costs associated with the technical support department.  Furthermore, the decreased amount of new and/or enhanced product releases during the fiscal year 2008 led to the decreased amount of amortization for the six months ended June 30, 2009.

Royalties remained stable as a percentage of gross revenues for the six months ended June 30, 2009.  However, our royalty accruals are expected to increase in the future in real terms as sales to new customers increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products. Upgrade sales will remain only subject to royalties on their content additions.

Freight costs and fulfillment costs also remained stable as a percentage of gross revenues for the six months ended June 30, 2009.  The decrease in freight costs in real terms is a result of decreased sales volume as well as our internal transformation to provide more of our software products to be delivered via a download from our website. Although there can be no assurance, we anticipate freight costs to continue on a downward trend as we focus our sales efforts on direct and/or upgrade sales and continue to advertise and enhance the ability to offer our software products as downloads from our website.

The amortization recognized during the six months ended June 30, 2009 resulted mainly from the following software releases:

▪	FormTool® 7.0 (released September 2008),
▪	QuickVerse® 2009 (released October 2008),
▪	Charles H. Spurgeon Collection (released February 2009),
▪	Sermon Builder 5.0 (released March 2009) and
▪	Multiple new content additions for QuickVerse® products (released April 2007 through November 2008).

Comparatively, during the six months ended June 30, 2008, the amortization recognized resulted mainly from the following software releases:

▪	QuickVerse® 2007 (released August 2006),
▪	QuickVerse® 2007 Mobile (released December 2006),
▪	QuickVerse® 2007 Macintosh (released March 2007),
▪	QuickVerse® 2008 (released November 2007) and
▪	Multiple new content additions for QuickVerse® products (released April through October 2007).

As stated above, the decrease in amortization for the six months ended June 30, 2009 is the result of fewer development projects that were released during the fiscal year 2008. In the future, our objective is to realize overall increases in revenues due to aggressive product development and release schedules as well as the acquisitions of new product lines.

In the future, as we continue to implement our strategy to become a principally Webcentric provider of online products, we anticipate experiencing a decrease in cost of sales, specifically direct costs, freight and fulfillment, as more of our products will become available for download.

Software Development Costs For	Three Months Ending June 30,		Six Months Ending June 30,
	2009	2008	2009	2008
Beginning balance	$334,606	$349,847	$330,018	$392,172
Capitalized	42,665	119,398	98,898	167,288
Amortized (Cost of sales)	(36,666)	(66,913)	(88,311)	(157,128)
Ending Balance	$340,605	$402,332	$340,605	$402,332
Research and development expense (General and administrative)	$56,619	$34,917	$114,059	$103,955

For both the three months ended June 30, 2009 and the six months ended June 30, 2009, the decrease in capitalized costs as well as the increase in research and development expense is the result of the following:

▪	our internal development team assisting our external software developers in training sessions for their new employees,
▪	an overall decrease in the number of development projects and
▪	the discontinuation of four development projects and therefore, all capitalized costs were expensed.

We do anticipate an increase in capitalized costs and a decrease in research and development expense in the upcoming three to four months as our development team focuses their efforts on our upcoming annual release of QuickVerse® for both Windows and Macintosh.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Six Months Ending June 30	2009	% to Sales	2008	% to Sales	$	%
Selected expenses:
Commissions	$3,000	0%	$66,959	5%	$(63,959)	96%
Advertising and direct marketing	68,675	6%	91,515	7%	(22,840)	25%
Sales and marketing wages	183,950	16%	180,758	14%	3,192	2%
Other sales and marketing costs	7,398	1%	2,293	0%	5,105	223%
Total sales and marketing	$263,023	23%	$341,525	27%	$(78,502)	23%
Personnel costs	$314,367	27%	$272,060	22%	$42,307	16%
Amortization and depreciation	247,468	21%	224,702	18%	22,766	10%
Research and development	114,059	10%	103,955	8%	10,104	10%
Corporate services	17,500	2%	64,280	5%	(46,780)	73%
Other general and administrative costs	287,100	25%	316,577	25%	(29,477)	9%
Total general and administrative	$980,494	85%	$981,574	79%	$(1,080)	0%
Total sales, marketing, general and administrative	$1,243,517	107%	$1,323,099	106%	$(79,582)	6%

As gross revenues decreased for the six months ended June 30, 2009, total sales and marketing costs also decreased.  Commissions decreased significantly as we have discontinued our contract with a third party for telemarketing services.  Although there can be no assurance, we do not anticipate relying on a third party for telemarketing services in the future, and therefore, we anticipate third party commissions to be a minimal expense in the future.  Advertising and direct marketing costs also decreased as we managed to cut our costs due to the decreased gross revenues. We anticipate advertising and direct marketing costs to remain relatively stable in future periods while we continue to enhance our product visibility online, increase and focus more on our direct marketing efforts, yet limit the scope and frequency of our print advertising campaigns to those that we can capitalize on the most in order to maximize sales associated with new products, product enhancements and potential new product lines.  During the six months ended June 30, 2009, sales and marketing wages - reclassified, increased slightly as we recognized approximately $21,000 of expense related to 725,000 restricted shares of common stock issued to our sales team employees. While we would like to expand our in-house direct-telemarketing sales team in relation to our current and potential new product lines, we may not be able to do so in the immediate future due to the current economic climate.  Furthermore, as a result of streamlining our CBA sales team, we anticipate our sales and marketing wages to decrease in future periods.

In addition to the increase in total net personnel costs, gross direct salaries and wages, before adjustments of capitalized wages and reclassifications, increased approximately $28,000, from approximately $608,000 for the six months ended June 30, 2008 to approximately $636,000 for the six months ended June 30, 2009. However, for the six months ended June 30, 2009, we recognized approximately $112,000 of expense related to 3,357,143 restricted shares of common stock issued to employees as bonus compensation for services rendered January 1, 2004 through December 31, 2008. Conversely, at the same time we experienced a decrease in regular salaries and wages as a result of the departure of a member of the product development team as we have streamlined this department with external, independently contracted developers, the reduction in our technical support staff as our software products become more stable and the loss of our Vice President of Sales as we have restructured our CBA sales team.  As a percentage of gross revenues, gross direct salaries and wages increased approximately 6% from approximately 49% for the six months ended June 30, 2008 to approximately 55% for the six months ended June 30, 2009. Due to this increase as well as the current economic climate, we anticipate direct salaries and wages to decrease in the future.

The increase in the amortization and depreciation expense is mainly attributable to the increase in amortization. The software license we acquired in 1999, from which we derive our base intellectual property rights associated with the products that are responsible for generating the overwhelming majority of our revenues (the “1999 license”), is being amortized over a 10 year useful life and will have been fully amortized by the close of the year ending December 31, 2009. Amortization expense for the six months ended June 30, 2009 and 2008 reflect the continual amortization of the 1999 license as well as the amortization of the FormTool® assets we acquired in February 2008. The FormTool® assets are amortized over a period of years that range from less than one year to ten years and approximate $3,000 of amortization expense each month.  In addition, for the six months ended June 30, 2009 we recognized amortization expense for our FormTool® website, www.formtool.com, which was successfully re-launched in September 2008.  Overall, we anticipate amortization and depreciation expense to decrease in future periods as the amortization related to the 1999 license will cease.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). The increase in software development costs related to third-party developers and direct labor expensed as research and development reflects less capitalization of research and development costs for the six months ended June 30, 2009. Less capitalization of research and development costs occurred for the six months ended June 30, 2009 due to the training of our external developers, fewer development projects and the discontinuation of four development projects. In future periods, we anticipate research and development expenses to decrease as we have experienced an overall increased efficiency in our development output (both internal and external).

Corporate service fees decreased for the six months ended June 30, 2009. The corporate service fees incurred for the six months ended June 30, 2008 were from engaging the services of a consultant for business development related advisory services in March 2007.  While the consultant’s contract ended in June 2008, we renewed the consultant’s contract for another period of twelve to eighteen months at a reduced rate.

Gain on Fair Value Adjustment of Derivatives

In connection with warrants issued in November 2004, a non-cash fair value adjustment of approximately $306,000 has been included in other income for the six months ended June 30, 2008. These warrants were accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and the guidance of EITF 00-19-2, Accounting for Registration Payment Arrangements.  These warrants were canceled on March 6, 2008 and there is no recognition, therefore, of a derivative liability on our December 31, 2008 balance sheet.  Furthermore, we will not experience a non-cash fair value adjustment related to these warrants which would be included in other expenses or other income beyond the date of March 6, 2008.

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

Income Taxes

For the six months ended June 30, 2009 and 2008, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

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

Working Capital	June 30, 2009	December 31, 2008
Current assets	$426,034	$712,066
Current liabilities	$1,790,800	$1,815,561
Retained deficit	$8,633,490	$8,057,377

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

Cash Flows for Six Months Ending June 30	2009	2008	Change	%
Cash flows (used) by operating activities	$(8,225)	$(169,855)	$161,630	95%
Cash flows (used) by investing activities	$(126,876)	$(273,671)	$146,795	54%
Cash flows (used) by financing activities	$(26,917)	$(167,270)	$140,353	84%

Net cash used by operating activities decreased for the six months ended June 30, 2009 primarily due to a reduction in payments made to content providers, vendors and employees.

The decrease in net cash used by investing activities for the six months ended June 30, 2009 was due to the lack of investing activities related to asset purchases and capitalized software development costs. Comparatively, the cash used by investing activities for the six months ended June 30, 2008 was a result of the purchase of FormTool® in February 2008.

The decrease in net cash used by financing activities for the six months ended June 30, 2009 was the result of only having continued payments made on long-term notes payable. Comparatively for the six months ended June 30, 2008, cash used by financing activities included payments made on long term notes payable as well as a settlement payment to Barron Partners, LP in the amount of $150,000 in exchange for the cancellation of the warrants issued in November 2004.

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

At June 30, 2009, the total future minimum rental payments required under these leases is approximately $179,000 through the year 2012.

We lease telephone equipment under a capital lease due to expire in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life. Total minimum future lease payments under capital leases as of June 30, 2009 is approximately $6,000 through the year 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q June 30, 2009, and have determined that such disclosure controls and procedures are effective.

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

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2009, and to the best knowledge of our officers and directors, there were no other pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2009, we are in default under a certain unsecured term note payable to a shareholder in the total amount of approximately $68,000.  The arrearage as of such date was $56,000, plus interest.  In accordance with the terms of the note, our default has triggered an acceleration of the entire balance plus accumulated interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the quarterly period ended June 30, 2009.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended June 30, 2009.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated August 14, 2009. FILED HEREWITH.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated August 14, 2009. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 14, 2009. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: August 14, 2009	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: August 14, 2009	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer (Principal Financial & Accounting Officer)