Form 10-Q
period 2009-09-30
FINDEX COM INC
filed 2009-11-23
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                           (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At November 23, 2009, the registrant had outstanding 59,572,725 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED SEPTEMBER 30, 2009

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:	1

Balance Sheets – September 30, 2009 (unaudited) and December 31, 2008	F-1

Statement of Operations (unaudited) for the three and nine months ending September 30, 2009 and for the three and nine months ending September 30, 2008	F-2

Statement of Cash Flows (unaudited) for the nine months ending September 30, 2009 and for the nine months ending September 30, 2008	F-3

Notes to Unaudited Financial Statements	F-4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T. Controls and Procedures	9

PART II - OTHER INFORMATION:	10

Item 1. Legal Proceedings	10

Item 1A. Risk Factors	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	10

Signatures	13

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$127,341	$423,371
Accounts receivable, trade, net	112,744	148,880
Inventories	55,618	81,545
Other current assets	43,945	58,270
Total current assets	339,648	712,066
Property and equipment, net	17,852	37,347
Intangible assets, net	560,074	710,771
Other assets	116,499	155,532
Total assets	$1,034,073	$1,615,716

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current portion of debt	$109,589	$112,908
Accounts payable, trade	421,986	496,957
Accounts payable, related party	84,908	97,200
Accrued royalties	787,296	720,305
Accrued payroll	214,609	205,254
Other current liabilities	157,048	182,937
Total current liabilities	1,775,436	1,815,561
Long-term debt, net	---	8,180
Deferred income taxes, net	5,558	7,500
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively	---	---
Common stock, $.001 par value
120,000,000 shares authorized,
59,572,725 and 54,072,725 shares issued and outstanding, respectively	59,573	54,073
Paid-in capital	7,897,780	7,787,779
Retained (deficit)	(8,704,274)	(8,057,377)
Total stockholders’ equity (deficit)	(746,921)	(215,525)
Total liabilities and stockholders’ equity (deficit)	$1,034,073	$1,615,716

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues, net of reserves and allowances	$472,596	$425,541	$1,509,163	$1,558,056
Cost of sales	187,695	161,290	544,765	651,505
Gross profit	284,901	264,251	964,398	906,551
Operating expenses:
Sales and marketing	96,756	125,695	359,779	467,220
General and administrative	253,092	362,250	1,233,586	1,343,824
Total operating expenses	349,848	487,945	1,593,365	1,811,044
Loss from operations	(64,947)	(223,694)	(628,967)	(904,493)
Other income (expenses), net	(5,836)	(3,247)	(17,930)	2,619
Gain on fair value adjustment of derivatives	---	---	---	305,620
Gain on settlement of derivative liabilities	---	---	---	450,654
Loss before income taxes	(70,783)	(226,941)	(646,897)	(145,600)
Income taxes	---	---	---	---
Net loss	$(70,783)	$(226,941)	$(646,897)	$(145,600)

Net loss per share - Basic & Diluted:	$0.00	$0.00	$(0.01)	$0.00

Weighted average shares used in computing basic and diluted loss per share	59,572,725	54,072,725	58,122,176	53,553,381

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,		2009	2008

Cash flows from operating activities:
Cash received from customers		$1,507,621	$1,674,610
Cash paid to suppliers and employees		(1,543,286)	(1,832,408)
Other operating activities, net		(11,851)	11,149
Net cash used by operating activities		(47,516)	(146,649)
Cash flows from investing activities:
Software development costs		(204,317)	(201,073)
FormTool purchase		---	(100,000)
Other investing activities, net		7,624	(77,335)
Net cash used by investing activities		(196,693)	(378,408)
Cash flows from financing activities:
Payment made for settlement of derivative liabilities		---	(150,000)
Payments made on term debt		(51,821)	(26,722)
Net cash used by financing activities		(51,821)	(176,722)
Net decrease in cash and cash equivalents		(296,030)	(701,779)
Cash and cash equivalents, beginning of year		423,371	1,134,547
Cash and cash equivalents, end of period		$127,341	$432,768

Reconciliation of net loss to cash flows from operating activities:
Net loss		$(646,897)	$(145,600)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Software development costs amortized		132,853	192,433
Depreciation & amortization		273,584	343,178
Bad debts provision		7,398	3,212
Noncash operating expenses		70,500	34,521
Gain on fair value adjustment of derivatives		---	(305,620)
Gain on settlement of derivative liabilities		---	(450,654)
Gain on sale of property and equipment		(520)	---
Change in assets and liabilities:
Decrease in accounts receivable		28,738	152,741
Decrease in inventories		25,927	21,786
Decrease in other current assets		28,596	62,509
Increase in accrued royalties		66,991	74,445
(Decrease) increase in accounts payable		(63,151)	127
Increase (decrease) in other liabilities		28,465	(129,727)
Net cash used by operating activities		$(47,516)	$(146,649)

Schedule of Noncash Investing and Financing Activities:
Long-term note payable issued for FormTool purchase	$	---	$85,934

Equity issued for FormTool purchase	$	---	$40,000

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009
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

INTANGIBLE ASSETS

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350-30, General Intangibles Other Than Goodwill, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives, generally three to ten years.

SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20-25, Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months, but up to 60 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $1,042,928, less accumulated amortization of $641,446 at September 30, 2009.

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

ASC 730, Research and Development, established accounting and reporting standards for research and development. In accordance with ASC 730-10, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $125,234 and $143,147 for the nine months ended September 30, 2009 and 2008, respectively, included in general and administrative expenses.

We capitalize costs related to the development of computer software developed or obtained for internal use in accordance with the ASC 350-40, Internal-Use Software. Software obtained for internal use has generally been enterprise level business and finance software that we customize to meet our specific operational needs. We have not sold, leased, or licensed software developed for internal use to our customers and have no intention of doing so in the future.

We capitalize costs related to the development and maintenance of our website in accordance with ASC 350-50, Website Development Costs. Accordingly, costs expensed as incurred are as follows:

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in “Other assets” on our condensed consolidated balance sheets, were $144,109, less accumulated amortization of $46,769 at September 30, 2009.

RESTRICTED CASH

Restricted cash represents cash held in reserve by our merchant banker to allow for a potential increase in credit card charge backs from increased consumer purchases.  Total restricted cash at September 30, 2009 included in “Other assets” on the condensed consolidated balance sheets was $8,000.

REVENUE RECOGNITION

We derive revenues from the sale of packaged software products, product support and multiple element arrangements that may include any combination of these items. We recognize software revenue for software products and related services in accordance with ASC 985-605, Software Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists (generally a purchase order), we have delivered the product, the fee is fixed or determinable and collectibility is probable.

In some situations, we receive advance payments from our customers. We defer revenue associated with these advance payments until we ship the products or offer the support.

In accordance with ASC 605-50, Customer Payments and Incentives, we account for cash considerations (such as sales incentives – rebates and coupons) that we give to our customers as a reduction of revenue rather than as an operating expense.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during the three and nine months ended September 30, 2009 and 2008.

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

INCOME TAXES

We follow the guidance of ASC 740, Income Taxes. Accordingly we use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

EARNINGS PER SHARE

We follow the guidance of ASC 260, Earnings Per Share, to calculate and report basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period. For us, dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options and warrants for all periods, convertible notes payable and the incremental shares of common stock issuable upon the conversion of convertible preferred stock.

When discontinued operations, extraordinary items, and/or the cumulative effect of an accounting change are present, income before any of such items on a per share basis represents the “control number” in determining whether potential shares of common stock are dilutive or anti-dilutive. Thus, the same number of potential shares of common stock used in computing diluted EPS for income from continuing operations is used in calculating all other reported diluted EPS amounts. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be anti-dilutive. In addition, certain options and warrants are considered anti-dilutive because the exercise prices were above the average market price during the period. Anti-dilutive shares are not included in the computation of diluted EPS, in accordance with ASC 260-10-45-17.

The following table shows the amounts used in computing earnings per common share and the average number of shares of dilutive potential common stock:

For the Three Months Ended September 30,	2009	2008

Net loss	$(70,783)	$(226,941)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(70,783)	$(226,941)

Basic weighted average shares outstanding	59,572,725	54,072,725
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	59,572,725	54,072,725

For the Nine Months Ended September 30,	2009	2008

Net loss	$(646,897)	$(145,600)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(646,897)	$(145,600)

Basic weighted average shares outstanding	58,122,176	53,553,381
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	58,122,176	53,553,381

RECENT ACCOUNTING PRONOUNCEMENTS

Certain Arrangements That Contain Software Elements

In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 09-3, Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements.  EITF 09-3 amends the scope of AICPA Statement of Position 97-2, Software Revenue Recognition (now codified as ASC 985, Revenue Recognition) to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality.  This issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year.  Early application is not permitted unless early application of EITF 08-1 is also adopted.  We are currently evaluating the potential impact of EITF 09-3 on our condensed consolidated financial statements.

Revenue Arrangements with Multiple Deliverables

In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 08-1, Revenue Arrangements with Multiple Deliverables.  EITF 08-1 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting.  EITF 08-1 is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements.  In addition, early adoption is permitted.  We are currently evaluating the potential impact of EITF 08-1 on our condensed consolidated financial statements.

Accounting Standards Codification and GAAP Hierarchy

In June 2009, the FASB issued Update No. 2009-01, which established the FASB Accounting Standards CodificationTM (“the Codification”) as the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on our condensed consolidated financial statements.

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

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (now codified as ASC 855, Subsequent Events) to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The guidance is effective for interim or annual financial periods ending after June 15, 2009. Adoption of this authoritative guidance did not have a material impact on our condensed consolidated financial statements.

RECLASSIFICATIONS

Certain accounts in our 2008 financial statements have been reclassified for comparative purposes to conform with the presentation in our 2009 financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of September 30, 2009, we had a year-to-date net loss of $646,897, and negative working capital of $1,435,788, and an accumulated deficit of $8,704,274 and $8,057,377 as of September 30, 2009 and December 31, 2008, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2009, we have taken several actions intended to mitigate against this risk. These actions include relying on the approximately $127,000 cash reserve from the 2007 sale of our Membership Plus product line and pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 3 – INVENTORIES

At September 30, 2009, inventories consisted of the following:

Raw materials	$54,889
Finished goods	16,763
Less reserve for obsolete inventory	(16,034)
Inventories	$55,618

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

During the three months ended September 30, 2009 and 2008, sales from the FormTool software product line were approximately 3% and 5%, respectively, of our gross sales and approximately 4% and 2%, respectively, for the nine months then ended.

NOTE 5 – RESERVES AND ALLOWANCES

At September 30, 2009, the allowance for doubtful accounts included in Accounts receivable, trade, net, consisted of the following:

Balance December 31, 2008	$16,300
Bad debts provision (included in Other operating expenses)	7,398
Accounts written off	(9,061)
Collection of accounts previously written off	1,233
Balance September 30, 2009	$15,870

At September 30, 2009, the reserve for obsolete inventory included in Inventories consisted of the following:

Balance December 31, 2008	$15,500
Provision for obsolete inventory	7,096
Obsolete inventory written off	(6,562)
Balance September 30, 2009	$16,034

At September 30, 2009, the reserve for sales returns included in Other current liabilities consisted of the following:

Balance December 31, 2008	$119,821
Return provision – sales	168,300
Return provision – cost of sales	(25,245)
Returns processed	(175,334)
Balance September 30, 2009	$87,542

NOTE 6 – DEBT

At September 30, 2009, the current portion of debt consisted of the following:

Unsecured term note payable to a premium finance company due April 2010 in monthly installments of $1,664, including interest at 5.73%.	$11,428

Unsecured term note payable to a vendor for advertising due July 2010 in monthly installments of $2,000, including interest at 10%.	18,721
Total short-term notes payable	30,149
Add: Current maturities of long-term debt	79,440
Current portion of debt	$109,589

At September 30, 2009, long-term debt consisted of the following:

Capital lease obligation payable to a corporation due November 2009 in monthly installments of $1,144, including interest at 11.7%. Secured by telephone equipment.		$3,366

Unsecured term note payable to a shareholder due March 2008 in monthly installments of $10,000, plus interest at 8%, through April 2007, and monthly installments of $20,000, plus interest at 8%, beginning May 2007. Interest on overdue principal accrues at 15%.		56,000

Unsecured term note payable to a limited liability company due February 2010 in monthly installments of $4,167, including simple interest at 15%. See Note 4.		20,074
Total Long-term debt		79,440
Less: Current maturities		(79,440)
Long-term debt, net	$	---

At September 30, 2009, we were current on the unsecured term notes payable to the premium finance company, the advertising vendor, and the limited liability company.  We were in arrears for the final three payments of the unsecured term note payable to a shareholder and the September 2009 installment of the capital lease obligation.

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

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our income from operations adjusted for other income and interest expense (3% total). We accrue this bonus on a quarterly basis ($-0- at September 30, 2009). Our management team consists of the following:

	Chief Executive Officer	Chief Technology Officer	Chief Financial Officer
Base Annual Salary	$150,000	$150,000	$110,000

In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of the following for termination by reason of disability.

	Accrued Base Salary	Accrued Retention Bonus	Vested Deferred Vacation Compensation
Included in Other current liabilities at September 30, 2009	$13,796	$30,056	$23,838

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

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local taxes and use taxes with respect to sales made over the Internet.  However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s constitutional concerns and result in a reversal of its current position. As a result, we could be required to collect sales and use taxes in additional states.  The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors and decrease our future sales.

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

Management Overview

During the nine months ended September 30, 2009, we focused on our two product lines, QuickVerse® and FormTool®, and their individual technological features.  We also continued to concentrate on building our technology platform and infrastructure in order to become a more Webcentric provider of online products.

QuickVerse®

Our development team worked on several projects during the nine months ended September 30, 2009, which resulted in the release of two upgraded software programs as well as two new content collections for our QuickVerse® product line. These titles include:

▪	QuickVerse® Macintosh 3.0 with retail prices ranging from $59.95 to $349.95;
▪	Early Church Fathers Collection with a retail price of $149.95;
▪	Sermon Builder 5.0 with a retail price of $69.95; and
▪	Charles H. Spurgeon Collection with a retail price of $69.95.

Furthermore, our development team finalized a new edition to our quickverse.com website, referred to as our QuickVerse® Knowledgebase. The QuickVerse® Knowledgebase enables users to quickly find and navigate through multiple troubleshooting scenarios online rather than having to call or email our technical support department.  Finally, our development team focused on our upcoming annual release of QuickVerse® for Windows, which was released in October 2009.

FormTool®

During the nine months ended September 30, 2009, we began revamping our website for our FormTool® product line in order to add greater functionality to the website.  Although there can be no assurance, this revamped website is scheduled to be launched in the fourth quarter of 2009.

Results of Operations for Nine Months Ending September 30, 2009 and September 30, 2008

Statements of Operations for Nine Months Ending September 30	2009	2008	Change
Net revenues	$1,509,163	$1,558,056	$(48,893)
Cost of sales	(544,765)	(651,505)	106,740
Gross profit	$964,398	$906,551	$57,847
Sales, marketing and general and administrative expenses	(1,593,365)	(1,811,044)	217,679
Loss from operations	$(628,967)	$(904,493)	$275,526
Other income (expenses), net	(17,930)	2,619	(20,549)
Gain on fair value adjustment of derivatives	---	305,620	(305,620)
Gain on settlement of derivative liabilities	---	450,654	(450,654)
Loss before income taxes	$(646,897)	$(145,600)	$(501,297)
Income taxes	---	---	---
Net loss	$(646,897)	$(145,600)	$(501,297)

The differing results of operations are primarily attributable to the following:

▪	a decrease in net revenues for the nine months ended September 30, 2009 partly attributable to the following:
	▪	the decreased number of upgrade sales;
	▪	the decreased number of product releases; and
	▪	the current economic downturn.
▪	a decrease in cost of sales for the nine months ended September 30, 2009 due primarily to decreased direct costs and amortization of software development costs;
▪	a decrease in sales, marketing and general and administrative expenses for the nine months ended September 30, 2009; and
▪	most notably for the nine months ended September 30, 2008:
	▪	the recognition of a gain related to the fair value adjustment of derivatives up to the settlement date of March 6, 2008 due to the fluctuation of our stock price; and
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

Revenues

The following table presents our revenues for the nine months ended September 30, 2009 and September 30, 2008 and dollar and percentage changes from the prior year.

					Change
Revenues for Nine Months Ending September 30	2009	% to Sales	2008	% to Sales	$	%
Gross revenues	$1,678,364	100%	$1,716,965	100%	$(38,601)	2%
Less estimated sales returns and allowances	(169,201)	10%	(158,909)	9%	(10,292)	6%
Net revenues	$1,509,163	90%	$1,558,056	91%	$(48,893)	3%

During each of the nine months ended September 30, 2009 and 2008, our sales efforts were focused on directly targeting end-users through telemarketing and Internet sales.  Due to our increased product stability and the consistency in our development schedule in regards to the annual releases of our flagship product, QuickVerse®, upgrade sales have not been increasing at as rapid a rate as they have in previous years; and therefore, we experienced a decrease in gross revenues for the nine months ended September 30, 2009.  Furthermore, we experienced a decrease in our gross revenues due to the decreased number of product releases during the nine months ended September 30, 2009. Although there can be no assurance, we anticipate that our revenues in the future related to the QuickVerse® product line will remain consistent with our 2008 quarterly and annual figures as we continue to expand the content made available for our QuickVerse® products, develop new products for multiple platforms, offer our products at a range of price points intended to appeal to various market sub-segments and offer new venues to gain access to the expanded content available for our QuickVerse® customers.

During the nine months ended September 30, 2009, we did recognize approximately $71,000 in revenue from the FormTool® product line, which we acquired in February 2008.  We do anticipate our revenues in relation to the FormTool® product line to increase in the near-term based on our anticipated enhancements to the FormTool.com website.

As a percentage of gross revenues, our sales returns and allowances increased for the nine months ended September 30, 2009 compared to September 30, 2008. Typically, product returns trend upward after a new version is released as distributors and retail stores return old product in exchange for the new version release. As anticipated for the first three months ended September 30, 2009, distributors and retail stores finalized their old product exchange of QuickVerse® 2008 for the new version release QuickVerse® 2009. This is also is true for the last three months ended September 30, 2009, in relation to the new version release of QuickVerse® Macintosh 3.0.  Furthermore, for the nine months ended September 30, 2009 we increased our reserve of sales returns due to the current economic environment.  Generally going forward, it is our objective to release enhanced versions of our biggest-selling products on an annual basis, and as a percentage of gross revenues we anticipate sales returns and allowances to decrease over time as a result of increased stability in the functionality of our products, decreasing reliance on retail sales and increasing reliance on direct sales, which have historically resulted in fewer returns, and improved planning in the timing of new product version releases.

Cost of Sales

The following table presents our cost of sales for the nine months ended September 30, 2009 and September 30, 2008 and dollar and percentage changes from the prior year.

					Change
Cost of Sales for Nine Months Ending September 30	2009	% to Sales	2008	% to Sales	$	%
Direct costs	$148,426	9%	$220,125	13%	$(71,699)	33%
Less estimated cost of sales returns and allowances	(25,245)	2%	(24,060)	1%	(1,185)	5%
Amortization of software development costs	132,853	8%	192,433	11%	(59,580)	31%
Royalties	166,489	10%	142,522	8%	23,967	17%
Freight-out	74,344	4%	72,001	4%	2,343	3%
Fulfillment	47,897	3%	48,485	3%	(588)	1%
Cost of sales	$544,764	32%	$651,506	38%	$(106,742)	16%

Cost of sales consists primarily of direct costs, amortization of capitalized software development costs, non-capitalized technical support wages, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, fulfilling and shipping our products.

The decrease in cost of sales between the nine months ended September 30, 2009 and the corresponding period during 2008 is predominately attributable to decreased direct costs and amortization of software development costs.  The decrease in direct costs is a result of scaling down our technical support department as our products continue to become more functionally stable.  The launch of the QuickVerse® Knowledgebase on our website has also helped us reduce our costs associated with the technical support department.  Furthermore, the decreased amount of new and/or enhanced product releases during the fiscal years 2008 and 2009 led to the decreased amount of amortization for the nine months ended September 30, 2009.

Royalties increased in real terms and as a percentage of gross revenues for the nine months ended September 30, 2009 due to an increase the sales of the QuickVerse® Platinum editions as well as an increase in QuickVerse® Macintosh 3.0 and Sermon Builder 5.0.  Our royalty accruals are expected to increase in the future in real terms as sales to new customers increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products. Upgrade sales will remain only subject to royalties on their content additions.

Freight costs and fulfillment costs remained stable as a percentage of gross revenues for the nine months ended September 30, 2009.  The increase in freight costs in real terms is a result of the QuickVerse® Macintosh 3.0 release.  We do anticipate freight cost to increase throughout the remainder of the year as retail sales tend to increase in the fourth quarter, which carry higher shipping costs for us than direct and/or upgrade sales.  Although there can be no assurance, we anticipate freight costs related to direct and/or upgrade sales to decrease in the future as we have continue to advertise and enhance the ability to offer our software products as downloads from our website. Furthermore, due in large part to the establishment of our own fulfillment center in June 2007, fulfillment costs should remain relatively stable in the future as a percentage of gross revenues.

The amortization recognized during the nine months ended September 30, 2009 resulted mainly from the following software releases:

▪	FormTool® 7.0 (released September 2008),
▪	QuickVerse® 2009 (released October 2008),
▪	Charles H. Spurgeon Collection (released February 2009),
▪	Sermon Builder 5.0 (released March 2009),
▪	QuickVerse® Macintosh 3.0 (released August 2009),
▪	Early Church Fathers Collection (released August 2009) and
▪	Multiple new content additions for QuickVerse® products (released April 2007 through November 2008).

Comparatively, during the nine months ended September 30, 2008, the amortization recognized resulted mainly from the following software releases:

▪	QuickVerse® 2007 Mobile (released December 2006),
▪	QuickVerse® 2007 Macintosh (released March 2007),
▪	QuickVerse® 2008 (released November 2007),
▪	Multiple new content additions for QuickVerse® products (released April 2007 through September 2008) and
▪	FormTool® 7.0 (released September 2008).

As stated above, the decrease in amortization for the nine months ended September 30, 2009 is the result of fewer development projects that were released during the fiscal year 2008 and 2009. In the future, our objective is to realize overall increases in revenues due to aggressive product development and release schedules as well as the acquisitions of new product lines.

In the future, as we continue to implement our strategy to become a principally Webcentric provider of online products, we anticipate experiencing a decrease in cost of sales, specifically direct costs, freight and fulfillment, as more of our products will become available for download.

Software Development Costs For	Three Months Ending September 30,		Nine Months Ending September 30,
	2009	2008	2009	2008
Beginning balance	$340,605	$402,332	$330,018	$392,173
Capitalized	105,419	75,983	204,317	243,270
Amortized (Cost of sales)	(44,542)	(35,305)	(132,853)	(192,433)
Ending Balance	$401,482	$443,010	$401,482	$443,010
Research and development expense (General and administrative)	$11,175	$39,192	$125,234	$143,147

For the three months ended September 30, 2009, the increase in capitalized costs as well as the decrease in research and development expense is the result of our development team focusing their efforts on the annual upgrade releases of QuickVerse® for both Macintosh and Windows.  The overall decrease of capitalized costs and research and development expense for the nine months ended September 30, 2009 is attributed to the following:

▪	our internal development team assisting our external software developers in training sessions for their new employees,
▪	an overall decrease in the number of development projects and
▪	an overall decrease in the number of third party man hours utilized towards development due to the decrease in the number of development projects.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Nine Months Ending September 30	2009	% to Sales	2008	% to Sales	$	%
Selected expenses:
Commissions	$3,000	0%	$66,959	4%	$(63,959)	96%
Advertising and direct marketing	105,904	6%	131,638	8%	(25,734)	20%
Sales and marketing wages	243,477	15%	265,411	15%	(21,934)	8%
Other sales and marketing costs	7,398	0%	3,212	0%	4,186	130%
Total sales and marketing	$359,779	21%	$467,220	27%	$(107,441)	23%
Personnel costs	$407,119	24%	$370,268	22%	$36,851	10%
Amortization and depreciation	273,583	16%	343,178	20%	(69,595)	20%
Research and development	125,234	7%	143,147	8%	(17,913)	13%
Corporate services	25,338	2%	74,280	4%	(48,942)	66%
Other general and administrative costs	402,312	24%	412,951	24%	(10,639)	3%
Total general and administrative	$1,233,586	73%	$1,343,824	78%	$(110,238)	8%
Total sales, marketing, general and administrative	$1,593,365	95%	$1,811,044	105%	$(217,679)	12%

For the nine months ended September 30, 2009, total sales and marketing costs decreased significantly in real terms as well as a percentage of gross revenues.  Commissions decreased considerably as we have discontinued our contract with a third party for telemarketing services.  Although there can be no assurance, we do not anticipate relying on a third party for telemarketing services in the future, and therefore, we anticipate third party commissions to be a minimal expense in the future.  Advertising and direct marketing costs also decreased as we managed to cut our costs due to the decreased gross revenues. We anticipate advertising and direct marketing costs to remain relatively stable in future periods while we continue to enhance our product visibility online, increase and focus more on our direct marketing efforts, yet limit the scope and frequency of our print advertising campaigns to those that we can capitalize on the most in order to maximize sales associated with new products, product enhancements and potential new product lines.  During the nine months ended September 30, 2009, sales and marketing wages - reclassified, decreased as a result of streamlining our CBA sales team, and therefore, we anticipate a decrease in future periods.  However, we have recognized approximately $21,000 of expense related to 725,000 restricted shares of common stock issued to our sales team employees for the nine months ended September 30, 2009. While we would like to expand our in-house direct-telemarketing sales team in relation to our current and potential new product lines, we may not be able to do so in the immediate future due to the current economic climate.

Net personnel costs increased as a result of capitalizing and reclassifying approximately $101,000 less in 2009 than in 2008.  This increase was offset by a decrease in gross personnel costs of approximately $64,000 (from approximately $933,000 for the nine months ended September 30, 2008 to approximately $869,000 for the nine months ended September 30, 2009) even after recognizing approximately $112,000 of expense related to 3,357,143 restricted shares of common stock issued to employees as bonus compensation for services rendered January 1, 2004 through December 31, 2008. The decrease in gross personnel costs is the result of the departure of a member of the product development team as we have streamlined this department with external, independently contracted developers, the reduction in our technical support staff as our software products become more stable, the loss of our Vice President of Sales as we have restructured our CBA sales team and the restructuring of our employee health care benefits plan.  As a percentage of gross revenues, gross direct salaries and wages remained relatively stable at approximately 51% for the nine months ended September 30, 2009 and 2008. Due to the current economic climate, we anticipate direct salaries and wages to decrease in the future.

The decrease in the amortization and depreciation expense is mainly attributable to the decrease in amortization. The software license we acquired in 1999, from which we derive our base intellectual property rights associated with the products that are responsible for generating the overwhelming majority of our revenues (the “1999 license”), was being amortized over a 10 year useful life and became fully amortized as of June 30, 2009.  Amortization expense for the nine months ended September 30, 2009 and 2008 reflect the continual amortization of the 1999 license as well as the amortization of the FormTool® assets we acquired in February 2008. The FormTool® assets are amortized over a period of years that range from less than one year to ten years and approximate $3,000 of amortization expense each month.  In addition, for the nine months ended September 30, 2009 we recognized amortization expense for our FormTool® website, www.formtool.com, which was successfully re-launched in September 2008.  Overall, we anticipate amortization and depreciation expense to decrease in future periods as the amortization related to the 1999 license has ceased.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). The decrease in software development costs related to third-party developers and direct labor expensed as research and development reflects fewer development projects and therefore; fewer third party man hours needed towards development projects for the nine months ended September 30, 2009. In future periods, we anticipate research and development expenses to either decrease or remain relatively stable as we have experienced an overall increased efficiency in our development output (both internal and external).

Corporate service fees decreased for the nine months ended September 30, 2009. The corporate service fees incurred for the nine months ended September 30, 2008 were from engaging the services of a consultant for business development related advisory services in March 2007.  While the consultant’s contract ended in June 2008, we renewed the consultant’s contract for another period of twelve to eighteen months at a reduced rate.

Gain on Fair Value Adjustment of Derivatives

In connection with warrants issued in November 2004, a non-cash fair value adjustment of approximately $306,000 has been included in other income for the nine months ended September 30, 2008. These warrants were accounted for as a liability according to the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and the guidance of EITF 00-19-2, Accounting for Registration Payment Arrangements.  These warrants were canceled on March 6, 2008 and there is no recognition, therefore, of a derivative liability on our December 31, 2008 balance sheet.  Furthermore, we will not experience a non-cash fair value adjustment related to these warrants which would be included in other expenses or other income beyond the date of March 6, 2008.

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

Income Taxes

For the nine months ended September 30, 2009 and 2008, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

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

Working Capital	September 30, 2009	December 31, 2008
Current assets	$339,648	$712,066
Current liabilities	$1,775,436	$1,815,561
Retained deficit	$8,704,274	$8,057,377

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

Cash Flows for Nine Months Ending September 30	2009	2008	Change	%
Cash flows (used) by operating activities	$(47,516)	$(146,649)	$99,133	68%
Cash flows (used) by investing activities	$(196,693)	$(378,408)	$181,715	48%
Cash flows (used) by financing activities	$(51,821)	$(176,722)	$124,901	71%

Net cash used by operating activities decreased for the nine months ended September 30, 2009 due to a reduction in cash received from customers which was offset in part by a reduction in payments made to content providers, vendors and employees.

The decrease in net cash used by investing activities for the nine months ended September 30, 2009 was due to the lack of investing activities related to asset purchases and capitalized website development costs. Furthermore, we reduced our restricted cash held in reserve by our merchant banker by approximately $32,000 by switching to a new merchant banker service. Comparatively, the cash used by investing activities for the nine months ended September 30, 2008 was a result of the purchase of FormTool® in February 2008.

The decrease in net cash used by financing activities for the nine months ended September 30, 2009 was the result of only having continued payments made on long-term notes payable. Comparatively for the nine months ended September 30, 2008, cash used by financing activities included payments made on long term notes payable as well as a settlement payment to Barron Partners, LP in the amount of $150,000 in exchange for the cancellation of the warrants issued in November 2004.

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

At September 30, 2009, the total future minimum rental payments required under these leases is approximately $160,000 through the year 2012.

We lease telephone equipment under a capital lease due to expire in November 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over a 5 year life. Total minimum future lease payments under capital leases as of September 30, 2009 is approximately $2,000 through the year 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q September 30, 2009, and have determined that such disclosure controls and procedures are effective.

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

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2009, and to the best knowledge of our officers and directors, there were no other pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2009, we are in default under a certain unsecured term note payable to a shareholder in the total amount of approximately $70,000.  The arrearage as of such date was $56,000, plus interest.  In accordance with the terms of the note, our default has triggered an acceleration of the entire balance plus accumulated interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the quarterly period ended September 30, 2009.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended September 30, 2009.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated November 23, 2009. FILED HEREWITH.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated November 23, 2009. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 23, 2009. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: November 23, 2009	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: November 23, 2009	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer (Principal Financial & Accounting Officer)