Form 10-K
period 2009-12-31
FINDEX COM INC
filed 2010-04-07
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of April 7, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $195,000.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At April 7, the registrant had outstanding 59,572,725 shares of common stock, of which there is only a single class.

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

STRATEGY

We are currently in the early stages of a defining transformative period in our development.  In recent years, we have come to be recognized as a consumer desktop software company that serves a demographic defined largely by an interest in Christianity and faith-based “inspirational” values.  The nature of our products historically, and the fact that our product lines have not extended materially beyond the boundaries of this affinity group, have fostered this perception.  Indeed, as the publisher of one of the industry-leading Bible study desktop software products, QuickVerse®, we are known to many users of that product only as “QuickVerse”, not Findex.  While we believe that the QuickVerse® brand has substantial brand recognition, and we greatly value the goodwill that our reputation in this regard has engendered, we also believe that working to expand that reputation into one which is more closely associated with providing high quality branded software and content products generally – and ones that extend across both consumer and business segments – will afford us significantly greater opportunities in both the near and long term to steadily increase revenues and earnings, and, ultimately, to enhance shareholder value.

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

The following summarizes our approximate product development costs incurred for the years ended December 31, 2009 and 2009:

	2009	2008
Total costs incurred	$415,000	$494,000
Total costs capitalized	$236,000	$257,000
Total costs expensed	$179,000	$237,000

OUR PRODUCTS

Faith-Based Software

Bible Study

For the fiscal year ended December 31, 2009, approximately 88% of our revenues were derived from sales of our flagship product, QuickVerse®, an industry-leading Bible-study software now in its 21st year and 14th version. Originally introduced into the market in 1989, QuickVerse® has sold over one million copies since its introduction and is currently believed by us to be the market leader in its category.

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

QuickVerse® 2010, our latest version, is currently available in six CD-Rom editions for PC with a range in retail price from $39.95 to $799.95. Each edition and platform of QuickVerse® contains several Bible translations (e.g., the King James Version, the American Standard Version, etc.) along with numerous reference titles (e.g., dictionaries, commentaries, encyclopedias, etc.).  Furthermore, each QuickVerse® purchase includes access to additional books and content, which can be unlocked or downloaded and made accessible for an additional fee.

QuickVerse® Mobile is compatible on both Pocket PC® and Palm OS® operating systems.  QuickVerse® 4.0 Mobile, our latest version, is currently available in two editions as a download and in CD-Rom with a range in retail price from $39.95 to $69.95.  QuickVerse® Macintosh is compatible with Macintosh® OS X 10.4.11 (Tiger, Leopard, Snow Leopard) or higher operating systems.  QuickVerse® 3.0 Macintosh, our latest version, is currently available in three editions with a range in retail price from $59.95 to $349.95. QuickVerse® Mobile and QuickVerse® Macintosh each provide the same simplified access and many of the personal Bible study features found in the QuickVerse® PC versions.

QuickVerse® customers include (i) individuals devoted to or otherwise interested in studying Christianity and (ii) religious and other spiritual organizations including schools, churches and other faith-based ministries.

For our QuickVerse® customers, we also develop and market certain other Bible study software packages such as the Pulpit Commentary®, the Biblical Illustrator®, the QuickVerse® Commentary Series, the Warren Wiersbe® Collection, the John MacArthur® Collection and many others.  These titles currently range in retail price from $19.95 to $249.95 per unit.

In addition, our website, www.quickverse.com, offers additional content which can be downloaded into the QuickVerse® software for immediate use.  The content offered includes approximately 200 individual books and/or collections with a range in retail price from $4.95 to $249.95.

Other Faith-Based Products

Our faith-based software titles and title versions also include those categorized as Print and Graphic, Financial, Pastoral, Children’s and Language products. These categories include titles such as ClickArt Christian Publishing® Suite III, Sermon Builder® 5.0, Ministry Notebook® 2.0, Jonah and the Whale®, Greek Tutor® and Hebrew Tutor®. These titles currently range in retail price from $5.97 to $69.95.  For the fiscal year ended December 31, 2009, approximately 8% or our revenues were derived from sales of our other faith-based software titles.

Form Creation

Our form creation titles currently consist of the FormTool® software product line. On February 25, 2008 we acquired the FormTool® software product line from ORG Professional, LLC.  FormTool.com and the FormTool® product line offers quality, professionally designed forms for business, accounting, construction, sales, real estate, human resource and personal organization needs. FormTool® 7.0, our latest version, is currently available in three editions that range in retail price from $29.99 to $199.99.  Furthermore, in September 2008, we re-launched the FormTool.com website as an online marketplace for purchasing the FormTool® product line, as well as a “one-stop” shop for finding, purchasing, and downloading customizable forms for a wide range of business and consumer needs. For the year ended December 31, 2009, approximately 4% of our revenues were derived from sales of FormTool® products and forms.

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

MARKETING AND ADVERTISING

In developing a marketing strategy for our products, we seek brands or titles that we believe will appeal to the interests of our target users. We strive to create marketing campaigns which are consistent with this strategy and generally market our software through:

▪	our Websites (www.quickverse.com/www.formtool.com) and the Internet sites of others;
▪	print advertising;
▪	opt-in e-mail campaigns;
▪	fax campaigns;
▪	affiliate merchants;
▪	product sampling through trial and limited content software versions;
▪	in-store promotions, displays and retailer assisted co-operative advertising;
▪	publicity activities; and
▪	trade shows.

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

Direct Marketing / Online Sales

Direct sales accounted for approximately 63% of our 2009 fiscal year revenue and approximately 57% of our 2008 fiscal year revenue. Over the past seven years, we have devoted significant and increasing resources to the development of our direct-marketing program. Through this program, we market our products directly to consumers through a combination of opt-in e-mailings and direct-mailings of our product title catalogs and brochures. An important aspect of this initiative is our online sales. We maintain a full-service online store with many of the kinds of features and capabilities that online shoppers have come to expect from cutting-edge Internet retailers. Furthermore, we have made technological advancements to our Website in order to provide more downloadable products and/or content.  We are currently marketing our products online through multiple sources including our own www.quickverse.com and www.formtool.com Internet Websites, other Internet Websites such as www.amazon.com, as well as several widely used search engines such as Google® and Yahoo®.  Furthermore, in October of 2005 we joined an affiliate network through www.shareasale.com and have gained approximately 570 affiliate merchants that market our products through their Websites.

We anticipate online orders will continue to increase as we expand our software and content product base and enhance our marketing efforts in this area.

Retail Sales

Retail sales accounted for approximately 37% of our 2009 fiscal year revenue and approximately 43% of our 2008 fiscal year revenue. Our domestic retail sales involve thousands of retail stores across the United States through which our products are sold, many of which are members of the CBA. These stores vary from small, family-owned Christian bookstores to large chain bookstores such as LifeWay Christian Stores and Family Christian Stores®.  We face the continuing challenge of reaching these stores on a consistent basis to keep them informed of new releases, promotional offers, etc.  In addition to advertising in trade publications and maintaining visibility at CBA trade shows and events, we believe that it is critical to be in direct personal contact with each customer routinely, in order to maintain or increase our market position.  Towards that end, our sales representatives are expected to contact each of our customers as well as each of the independent stores that are not yet our customers regularly and present them with the latest in our products and promotions. We believe our personalized approach to marketing provides us with an edge over our competition, which we believe rely predominantly on advertising to maintain and develop their relations with CBA customers.

The secular retail market includes chains such as Sam’s Club, Frys, OfficeMax™ and Apple® Stores. We have also partnered with Smith Micro Software, Inc., a major publisher and distributor of software in the secular market, to distribute our products.

International Sales

International sales accounted for approximately 3% of our 2009 fiscal year revenue and approximately 2% of our 2008 fiscal year revenue. We currently sell to distributors and retailers in Africa, Australia, Canada, Korea, New Zealand, Philippines, Singapore and the United Kingdom. These distributors and retailers, in turn, sell our products into both Christian and large, secular retail outlets that sell off-the-shelf consumer software packages.

Returns and Price Concessions

At the time we ship our products we establish reserves, including reserves that estimate the potential for future product returns and price concessions. Management makes these estimates and assumptions based on actual historical experience regarding allowances for estimated price concessions and product returns. In determining the percentage of sales for product return reserves, management considers a number of different statistical factors.  First, it reviews the rate of actual product returns (in total) for the period.  Second, it reviews return rates for the same period(s) of prior years.  Third, it reviews its sales by individual retail customers to assess any unusual return exposure.  Fourth, it reviews actual return rates of specific title and title versions to determine if there are any unusual trends taking place.  Fifth, the potential for an increase in actual returns resulting from upcoming new title or title version releases is reassessed.  Sixth, management reviews the actual returns from the balance sheet date to the date of calculation to determine if anything unexpected has taken place. Seventh, and finally, management reviews outside factors such as general economic conditions that could potentially cause an increase in returns.

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

SIGNIFICANT CUSTOMERS AND SUPPLIERS

During the fiscal years ended December 31, 2009 and 2008, we had one customer, Lifeway Christian Resources, that individually accounted for 10% or more of annual sales.  As we introduce new and enhanced software titles into the market and increase our focus on direct sales, we anticipate our sales to a single customer, as a percentage of gross consolidated revenue, will remain below 10%.

Also for the fiscal years ended December 31, 2009 and 2008, significant product and material purchases were as follows:

	% to Total Product
	2009	2008
Midlands Packaging Corporation (retail boxes)	41%	37%
Sonic Media Solutions Inc. (cd’s)	12%	6%
IsoDisc (cd’s)	10%	15%
Pratt Industries Inc. (corrugated)	10%	1%
Omaha Box Company (corrugated)	2%	12%

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

In relation to our FormTool® products, we currently compete with the following companies and comparable products, among many others:

▪	FormDocs, LLC – FormDocs for Windows
▪	Nuance Communications, Inc. – OmniPage 17

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

We entered into a license agreement in June 1999 with Parsons Technology, Inc. which forms the basis of our copyright protection for products that accounted for approximately 96% of our revenues in 2009, including those generated from sales of QuickVerse®, by far our largest selling software title.  A copy of the license that we obtained from Parsons Technology, which has since been assigned to Riverdeep, Inc., the latest licensor-assignee in a succession of assignments by Parsons Technology that have occurred since June 1999, is incorporated by reference into this annual report on Form 10-K for the year ended December 31, 2009 as Exhibit 10.3.  At the time, it was acquired as part of a combination of related transactions involving ourselves, Parsons Technology, then a wholly owned subsidiary of Mattel, Inc.®, and TLC Multimedia Inc., then also a wholly owned subsidiary of Mattel, Inc.® Aside from the license, the transactions involved an asset sale, a product distribution agreement, and a related services agreement.  Taken as a whole, and essentially, we had acquired from TLC Multimedia a software publishing and sales division (known and referred to by many then as the “Parsons Church Group”).  In accordance with its terms, we agreed to pay a one-time non-recurring fee of $5 million to obtain the license, which fee was payable over a subsequent approximate one year period.  The related asset sale involved separate consideration.

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

In October 2001, due to being in arrears with respect to certain royalty payments owed to The Zondervan Corporation, then a content provider to QuickVerse®, we became party to a second mediation ultimately resulting in a multi-party settlement agreement, on October 20, 2003, the terms of which provided for our payment to Zondervan of $500,000 plus 5% simple interest in installments, as well as for our destruction of all inventory containing Zondervan-owned content, all of which we satisfied within months thereafter. As part of the settlement agreement, we received a covenant in perpetuity with respect to our rights under the 1999 license, effectively extending it indefinitely with no continuing financial obligations owed by us. A copy of the settlement agreement which resulted in the effective extension is incorporated by reference into this annual report on Form 10-K for the fiscal year ended December 31, 2009 as Exhibit 10.14.

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

As noted above, our largest-selling title, QuickVerse®, is one from which we originally derived our rights under the 1999 license.  One of the features that make QuickVerse® such a popular title is its breadth of content.  A very significant percentage of this content is licensed by us from various third-party content providers for inclusion in QuickVerse®.  We are therefore responsible for paying royalties on a regular basis to these providers in connection with our sales of QuickVerse®.  In total, we currently have content licensing agreements with 48 different publishers for approximately 1,350 individual Bible translations and other biblical or related scholarly works which are incorporated in various editions of our QuickVerse® products, or in some cases sold as stand-alone or add-on content.  These licensing agreements are typically non-exclusive and for a fixed duration (e.g., a term of 3 or 5 years).  Royalties are calculated as a percentage of net sales from a work (e.g., ranging from 3% to 10% according to the licensing agreements), based upon factors such as value as a stand-alone product as compared to, for example, value when bundled with other titles within a collective work.  These license agreements typically cover content in the context of both stand-alone products and as bundled works.  For example, consumers who purchase QuickVerse® pay the suggested retail price and are in part paying for the technology within the program along with the content.  QuickVerse® titles sold to new consumers or new users are subject to royalties on all content within each specific QuickVerse® title.  However, upgrade sales to existing users are only subject to royalties on new content additions of the upgraded version.

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

EMPLOYEES

As of April 7, 2010, we had twelve full-time employees and one part-time employee.  Of those thirteen, three were part of the senior-level executive and financial management team, three were in the product development team, four were on the sales team, and three were in fulfillment, administration, and related support positions.  For the fiscal year ended December 31, 2009, our annual employee costs (including gross wages, related payroll taxes and benefits) totaled approximately $1,174,000, equivalent to 48% of gross revenues. In addition, we have engaged the services of several consulting firms who are working full or part-time for us in the area of product development.

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

ITEM 1A. RISK FACTORS.

Several of the matters discussed in this annual report on Form 10-K for the fiscal year ended December 31, 2009 contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this annual report, readers should carefully consider the following cautionary statements and risk factors.

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

Our audited financial statements for the period ending December 31, 2009, including the footnotes thereto, call into question our ability to continue as a going concern. This conclusion was drawn from the fact that, as of the date of those financial statements, we had a negative current ratio and total liabilities in excess of total assets. Those factors, as well as questions surrounding our ability to secure additional financing for continued operations, have resulted in uncertainty regarding our ability to continue as a going concern. See Note 2 in the Notes to the Consolidated Financial Statements for the year ended December 31, 2009.

Our accumulated deficit makes it harder for us to borrow funds.

As of December 31, 2009, and as a result of historical losses in prior years, our accumulated deficit was $8,698,465. The fact that we maintain an accumulated deficit, as well as the extent of our accumulated deficit relative to recent earnings, negatively affects our ability to borrow funds because lenders generally view an accumulated deficit as a negative factor in evaluating creditworthiness.  Any inability on our part to borrow funds if and when required, or any reduction in the favorability of the terms upon which we are able to borrow funds if and when required, including amount, applicable interest rate and collateralization, would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

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

In fiscal year 2009, approximately 88% of our total revenue was derived from one software title, QuickVerse®, compared to 86% of our total revenue for fiscal year 2008. We expect that QuickVerse® will continue to produce a disproportionately large percentage of our revenue for the foreseeable future and that such percentage will be significantly higher going forward than it has been in recent years. Due to this dependence on a single title, the failure of such title, or individual versions of such title, to achieve anticipated results would have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Description of Business – Our Products”.

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

Our costs for product development for the fiscal year ended December 31, 2009 were lower than the fiscal year ended December 31, 2008; however, we anticipate our product development costs will increase in the future as a result of the higher costs associated with releasing more software titles or new title versions across multiple user interface platforms, and the complexity of developing such titles and title versions for next-generation systems, among other reasons. We anticipate that our profitability will continue to be impacted by the levels of research and development expenditures relative to revenue and by fluctuations relating to the timing of development in anticipation of future user interface platforms.

The loss of any of our key executives could have a material adverse effect on our business.

Our success depends to a large degree upon the skills of our three key executives, Steven Malone, Kirk R. Rowland and William Terrill. We presently do not maintain key person life insurance on any of our three key executives. Although we have employment agreements with each of our three key executives, which expire on April 14, 2010, there can be no assurance that we will be able to retain these executives or attract and retain additional key executives.  The loss of any one of our three key executives would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Management – Directors and Executive Officers”.

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

Approximately 96% of our revenues in 2009, including those generated from sales of QuickVerse®, by far our largest selling software title, was derived from the publication and sale of software titles to which we have only the exclusive license to publish and sell into non-secular channels. Although, as of the date hereof, we do not believe that any third parties have been granted rights in addition to our own to publish or sell these titles into secular channels, and we believe that, even if this has occurred or should occur in the future, the barriers to entry created by the extensive developments that we have made and now own to these otherwise licensed titles would make it practically infeasible for any third party to effectively compete with us in relation to these products in any market, there can be no assurance that one or more competitors will not emerge at some point or that they will not adversely impact our sales and revenues. See “Description of Business – Intellectual Property”.

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

The volatility of our common stock is illustrated by reference to the fact that, during fiscal year 2009, our trading price fluctuated from a low of $0.003 to a high of $0.045 per share.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

There were no reportable events under this Item 1B during the fiscal year ended December 31, 2009.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 620 North 129th Street, Omaha, Nebraska. We lease this 4,000 square foot premises under a five year lease agreement with Metro Realty. Our monthly rent is $5,480.33 and, as of April 7, 2010, there were approximately twenty-five months remaining under the lease.  In addition, our warehouse facility is located at 4437 South 134th Street, Omaha, Nebraska.  We lease this 5,000 square foot facility under a three year lease agreement with Dock High, LLC.  Our monthly rent is $2,591.17 and, as of April 7, 2010, there were approximately two months remaining under the lease.  In accordance with the terms of these leasehold agreements, we are responsible for all associated taxes, insurance, and utility expenses.

As of April 7, two of our full-time employees work at their homes in Naperville, Illinois. We do not pay for any space associated with these operations.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2009, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is traded on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “FIND”.

The following table sets forth for the periods indicated the high and low bid prices for our common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board, and as obtained from NASDAQ.com.  The prices are inter-dealer prices, do not include retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Common Stock
2008	High	Low
First Quarter	$0.065	$0.035
Second Quarter	$0.060	$0.027
Third Quarter	$0.040	$0.020
Fourth Quarter	$0.030	$0.021

2009	High	Low
First Quarter	$0.035	$0.010
Second Quarter	$0.029	$0.021
Third Quarter	$0.021	$0.005
Fourth Quarter	$0.045	$0.003

STOCKHOLDERS

As of April 7, 2010, there were approximately 620 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no previously unreported sales of unregistered securities during the fourth quarter of the fiscal year ended December 31, 2009.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of equity securities by the Company itself, or any affiliated purchaser during the fourth quarter of the fiscal year ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read together with our consolidated financial statements for the period ended December 31, 2009 and the Notes to the Consolidated Financial Statements.

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

ASC 730, Research and Development, establishes accounting and reporting standards for research and development.  In accordance with ASC 730, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs.

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

Deferred Tax Asset Valuation Allowance

In accordance with ASC 740-30, Other Considerations or Special Areas, we record deferred tax assets for deductible temporary differences, net of operating loss carryforwards.  To the extent that it is more likely than not that some portion or all of the deferred tax asset will not be realized, a valuation allowance is established.

Derivatives

We account for warrants issued with shares of common stock in a private placement in accordance with ASC 815, Derivatives and Hedging. In accordance with the accounting mandate, the derivative liability associated with the warrants is to be adjusted to fair value (calculated using the Black Scholes method) at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The corresponding fair value adjustment is included in the consolidated statements of operations as other expenses as the value of the warrants increases from an increase in our stock price at the balance sheet date and as other income as the value of the warrants decreases from a decrease in our stock price.

MANAGEMENT OVERVIEW

During the year ended December 31, 2009, we focused on our two product lines, QuickVerse® and FormTool®, and their individual technological features. Specifically, we focused on expanding the content for both product lines in addition to the annual upgrade release for the QuickVerse® product line. The annual upgrade release of QuickVerse®, QuickVerse® 2010, was released in October 2009, and for the fifth consecutive year, QuickVerse® 2010 reached retail stores prior to the beginning of the holiday season.  Furthermore, for the year ended December 31, 2009, we continued to concentrate on building our technology platform and infrastructure in order to become a more Webcentric provider of online products.

QuickVerse®

During the year ended December 31, 2009, our development team worked on a number of projects which resulted in six new content collections for our QuickVerse® product line, an upgrade to our sermon preparation software program, an upgrade to our QuickVerse® Macintosh platform, and an upgrade to our QuickVerse® Windows platform.  These titles, along with their corresponding retail prices, include:

▪	Charles H. Spurgeon Collection with a retail price of $69.95;
▪	Early Church Fathers Collection with a retail price of $149.95;
▪	QuickVerse® Commentary Series in four different editions each with a retail price of $19.95;
▪	Sermon Builder 5.0 with a retail price of $69.95;
▪	QuickVerse® Macintosh 3.0 in three different editions with a range in retail price from $59.95 to $349.95; and
▪	QuickVerse® 2010 (Windows) in six different editions with a range in retail price from $39.95 to $799.95.

Furthermore, our development team finalized a new edition to our quickverse.com website, referred to as our QuickVerse® Knowledgebase. The QuickVerse® Knowledgebase enables users to quickly find and navigate through multiple troubleshooting scenarios online rather than having to call or email our technical support department.

Comparatively, during the year ended December 31, 2008, we released the following:

▪	H. A. Ironside Collection with a retail price of $199.95,
▪	Timothy Dwight Collection with a retail price of $49.95,
▪	John Calvin Collection with a retail price of $49.95,
▪	Arthur W. Pink Collection with a retail price of $49.95,
▪	John Bunyan Collection with a retail price of $49.95,
▪	QuickVerse® 2009 (Windows) in six different editions with a range in retail price from $39.95 to $799.95;
▪	QuickVerse® Mobile 4.0 in two different editions with a range in retail price from $39.95 to $69.95;
▪	a free downloadable version of QuickVerse® along with an online tutorial for our QuickVerse® product line; and
▪
the Books page on our website, www.quickverse.com, which enables our QuickVerse® customers to purchase and immediately download additional content for use within their QuickVerse® software with a range in retail price from $4.95 to $249.95.

As we continue to expand and build upon our website technology, we anticipate the number of downloadable options for our QuickVerse® product line to continue to grow substantially over time.

FormTool®

During February 2008, we acquired FormTool.com and the FormTool® line of products.  The FormTool® product line offers quality, professionally designed forms for business, accounting, construction, sales, real estate, human resources and personal organization needs.  In September 2008, we re-launched the FormTool.com website as an online marketplace for purchasing the FormTool® product line, as well as a “one-stop” shop for finding, purchasing and downloading customizable forms for a wide range of business and consumer needs. In addition, FormTool® 7.0, the upgrade release of the FormTool® product line, was released in September 2008.  FormTool.com now offers the FormTool® product line in three downloadable editions that range in retail price from $29.99 to $199.99 as well as downloadable forms on an individual basis or in bulk groups.

During the year ended December 31, 2009, we began revamping our website for our FormTool® product line in order to add greater functionality to the website.  Although there can be no assurance, this revamped website is scheduled to be launched in the first quarter of 2010.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

Statements of Operations for Years Ended December 31	2009	2008	Change
Net revenues	$2,113,840	$2,414,427	$(300,587)
Cost of sales	(785,840)	(1,005,781)	219,941
Gross profit	$1,328,000	$1,408,646	$(80,646)
Sales, marketing and general and administrative expenses	(1,947,530)	(2,557,475)	609,945
Loss from operations	$(619,530)	$(1,148,829)	$529,299
Gain on fair value adjustment of derivatives	---	305,620	(305,620)
Gain on debt settlement	1,300	491,931	(490,631)
Other income	3,345	20,950	(17,605)
Interest expense	(26,203)	(26,560)	357
Loss before income taxes	$(641,088)	$(356,888)	$(284,200)
Income tax (provision)	---	---	---
Net loss	$(641,088)	$(356,888)	$(284,200)

The differing results of operations are primarily attributable to the following:

▪	a decrease in net revenues for the year ended December 31, 2009 partly attributable to the following:
	▪	the decreased number of upgrade sales;
	▪	the decreased number of product releases; and
	▪	the current economic downturn.
▪	a decrease in cost of sales for the year ended December 31, 2009 due primarily to decreased direct costs and amortization of software development costs;
▪	a decrease in sales, marketing and general and administrative expenses for the year ended December 31, 2009 arising from our continuous efforts to cut costs; and
▪	most notably for the year ended December 31, 2008:
	▪	the recognition of a gain related to the fair value adjustment of derivatives up to the settlement date of March 6, 2008 due to the fluctuation of our stock price; and
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

Revenues

The following table presents our revenues for 2009 and 2008 and dollar and percentage changes from the prior year.

					Change
Revenues for Years Ended December 31	2009	% to Sales	2008	% to Sales	$	%
Gross revenues	$2,428,907	100%	$2,720,930	100%	$(292,023)	11%
Less estimated sales returns and allowances	(315,067)	13%	(306,503)	11%	(8,564)	3%
Net revenues	$2,113,840	87%	$2,414,427	89%	$(300,587)	12%

During each of the years ended December 31, 2009 and 2008, our sales efforts were primarily focused on directly targeting end-users through telemarketing and Internet sales.  Due to our increased product stability and the consistency in our development schedule in regards to the annual release of our flagship product, QuickVerse®, upgrade sales have not been increasing at as rapid a rate as they have in previous years; and therefore, we experienced a decrease in gross revenues for the year ended December 31, 2009.  Furthermore, we experienced a decrease in our gross revenues due to the decreased number of product releases during the year ended December 31, 2009 compared to those released in previous years.  Finally, we believe we experienced a decrease in our retail sales due to the current economic downturn. Although there can be no assurance, we anticipate that our revenues in the future related to the QuickVerse® product line will remain consistent with our 2009 quarterly and annual figures as we continue to expand the content made available for our QuickVerse® products, develop new products for multiple platforms, offer our products at a range of price points intended to appeal to various market sub-segments and offer new venues to gain access to the expanded content available for our QuickVerse® customers.

However, during the year ended December 31, 2009, we did recognize an increase in revenue from the FormTool® product line, which we acquired in February 2008, of approximately $13,000 from approximately $78,000 for the year ended December 31, 2008 to approximately $91,000 for the year ended December 31, 2009.  We do anticipate our revenues in relation to the FormTool® product line to increase in the near-term based on our anticipated enhancements of the revamped FormTool.com website and our continued sales of the upgrade release of the FormTool® 7.0 desktop product line which was released in September 2008.

As a percentage of gross revenues, our sales returns and allowances increased for the year ended December 31, 2009 compared to December 31, 2008. Typically, product returns trend upward after a new version is released as distributors and retail stores return old product in exchange for the new version release. During the first three months of the year ended December 31, 2009, distributors and retail stores finalized a large portion of their old product exchange of QuickVerse® 2008 for the then new version release QuickVerse® 2009. This was also true for the third quarter of the year ended December 31, 2009, in relation to the new version release of QuickVerse® Macintosh 3.0.  Distributors and retail stores then began their old product exchange of QuickVerse® 2009 for the newest version release QuickVerse® 2010 during the last three months of the year ended December 31, 2009, which was generally a bit earlier compared to years past. Finally, for the year ended December 31, 2009 we increased our reserve of sales returns due to the current economic environment.  Generally going forward, it is our objective to release enhanced versions of our biggest-selling products on an annual basis, and as a percentage of gross revenues we anticipate sales returns and allowances to decrease over time as a result of increased stability in the functionality of our products, decreasing reliance on retail sales and increasing reliance on direct sales, which have historically resulted in fewer returns, and improved planning in the timing of new product version releases.

Cost of Sales

The following table presents our cost of sales for 2009 and 2008 and dollar and percentage changes from the prior year.

					Change
Cost of Sales for Years Ended December 31	2009	% to Sales	2008	% to Sales	$	%
Direct costs	$204,804	8%	$324,814	12%	$(120,010)	37%
Less estimated cost of sales returns and allowances	(46,980)	2%	(45,900)	2%	(1,080)	2%
Amortization of software development costs	226,975	9%	318,880	12%	(91,905)	29%
Royalties	226,724	9%	233,680	9%	(6,956)	3%
Freight-out	111,701	5%	108,316	4%	3,385	3%
Fulfillment	62,616	3%	65,991	2%	(3,375)	5%
Cost of sales	$785,840	32%	$1,005,781	37%	$(219,941)	22%

Cost of sales consists primarily of direct costs, amortization of capitalized software development costs, non-capitalized technical support wages, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, fulfilling and shipping our products.

The decrease in cost of sales for the year ended December 31, 2009 is predominately attributable to decreased direct costs and amortization of software development costs.  The decrease in direct costs is a result of scaling down our technical support department as our products continue to become more functionally stable.  The launch of the QuickVerse® Knowledgebase on our website has also helped us reduce our costs associated with the technical support department.  Furthermore, the decreased amount of new and/or enhanced product releases during the fiscal years 2008 and 2009 led to the decreased amount of amortization for the year ended December 31, 2009.

Royalties slightly decreased in real terms for the year ended December 31, 2009 due to the overall decrease in sales. As a percentage of gross revenues, royalties remained steady for the year ended December 31, 2009 as we continue to monitor and align the content mix within our QuickVerse® product line.  Our royalty accruals are expected to increase in the future in real terms as sales to new customers increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products. Upgrade sales will remain only subject to royalties on their content additions.

Freight costs and fulfillment costs increased slightly as a percentage of gross revenues for the year ended December 31, 2009.  The increase in freight costs in real terms is a result of the QuickVerse® Macintosh 3.0 release.  Although there can be no assurance, we anticipate freight costs to decrease in the future as a percentage of gross revenues as we continue to focus our sales efforts on direct and/or upgrade sales, of which our preferred method of delivery is via a download from our website. Furthermore, due in large part to the establishment of our own fulfillment center in June 2007, fulfillment costs should remain relatively stable in the future as a percentage of gross revenues.

The amortization recognized during the year ended December 31, 2009 resulted mainly from the following software releases:

▪	FormTool® 7.0 (released September 2008),
▪	QuickVerse® 2009 (released October 2008),
▪	Charles H. Spurgeon Collection (released February 2009),
▪	Sermon Builder 5.0 (released March 2009),
▪	QuickVerse® Macintosh 3.0 (released August 2009),
▪	Early Church Fathers Collection (released August 2009),
▪	QuickVerse® 2010 (released October 2009),
▪	QuickVerse® Commentary Series (released in December 2009) and
▪	Multiple new content additions for QuickVerse® products (released April 2007 through November 2008).

Comparatively, during the year ended December 31, 2008, the amortization recognized resulted mainly from the following software releases:

▪	QuickVerse® 2007 Mobile (released December 2006),
▪	QuickVerse® 2007 Macintosh (released March 2007),
▪	QuickVerse® 2008 (released November 2007),
▪	Multiple new content additions for QuickVerse® products (released April 2007 through September 2008),
▪	FormTool® 7.0 (released September 2008) and
▪	QuickVerse 2009 (released October 2008).

As stated above, the decrease in amortization for the year ended December 31, 2009 is the result of fewer development projects that were released during the fiscal years 2008 and 2009. Furthermore, during the years ended December 31, 2008 and 2009 our development team had become more efficient (both internal and external); and therefore, we were able to spend less money for the same and/or higher quality of work performed on our development projects. In the future, our objective is to realize overall increases in revenues due to aggressive product development and release schedules as well as the acquisitions of new product lines.

Although there can be no assurance, in the future we anticipate experiencing a decrease in cost of sales, specifically direct cots, freight and fulfillment as we continue to implement our strategy to become a principally Webcentric provider of online products, with more and more of those products to be offered as a download.

Software Development Costs For Years Ended December 31	2009	2008
Beginning balance	$330,018	$392,173
Capitalized	235,904	256,725
Amortized (cost of sales)	(226,975)	(318,880)
Ending balance	$338,947	$330,018
Research and development expense (General and administrative)	$178,705	$237,619

The overall decrease of capitalized costs and research and development expense for the year ended December 31, 2009 is attributed to the following:

▪	our internal development team assisting our external software developers in training sessions for their new employees,
▪	an overall decrease in the number of development projects,
▪	an overall decrease in the number of third party man hours utilized towards development due to:
▪ the increased efficiency in our development output, and
▪ the decrease in the number of development projects, and
▪	the abandonment of three development projects in the year ended December 31, 2008 which resulted in the previous capitalized costs to be expensed.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Years Ended December 31	2009	% to Sales	2008	% to Sales	$	%
Selected expenses:
Commissions	$3,000	0%	$67,709	2%	$(64,709)	96%
Advertising and direct marketing	142,189	6%	190,274	7%	(48,085)	25%
Sales and marketing wages	297,771	12%	358,129	13%	(60,358)	17%
Other sales and marketing costs	8,788	0%	15,932	1%	(7,144)	45%
Total sales and marketing	$451,748	19%	$632,044	23%	$(180,296)	29%
Personnel costs	$468,102	19%	$601,763	22%	$(133,661)	22%
Amortization and depreciation	297,074	12%	466,225	17%	(169,151)	36%
Research and development	178,705	7%	237,619	9%	(58,914)	25%
Corporate services	32,838	1%	80,180	3%	(47,342)	59%
Other general and administrative costs	519,063	21%	539,644	20%	(20,581)	4%
Total general and administrative	$1,495,782	62%	$1,925,431	71%	$(429,649)	22%
Total sales, marketing, general and administrative	$1,947,530	80%	$2,557,475	94%	$(609,945)	24%

As gross revenues decreased for the year ended December 31, 2009, total sales, marketing, general and administrative costs also decreased.  For the year ended December 31, 2009, total sales and marketing costs decreased in real terms as well as a percentage of gross revenues.  Commissions decreased considerably as we have discontinued our contract with a third party for telemarketing services.  Although there can be no assurance, we do not anticipate relying on a third party for telemarketing services in the future, and therefore, we anticipate third party commissions to be a minimal expense in the future.  Advertising and direct marketing costs also decreased as we managed to cut our costs due to the decreased gross revenues.  We also were more selective in our advertising venues during the fourth quarter of 2009 when we usually increase advertising due to the annual upgrade release of QuickVerse®. We anticipate advertising and direct marketing costs to remain relatively stable in future periods while we continue to enhance our product visibility online, increase and focus more on our direct marketing efforts, yet limit the scope and frequency of our print advertising campaigns to those that we can capitalize on the most in order to maximize sales associated with new products, product enhancements and potential new product lines. During the year ended December 31, 2009, sales and marketing wages - reclassified, decreased as a result of streamlining our CBA sales team, and therefore, we anticipate a decrease in future periods.  However, we have recognized approximately $21,000 of expense related to 725,000 restricted shares of common stock issued to our sales team employees for the year ended December 31, 2009. While we would like to expand our in-house direct-telemarketing sales team in relation to our current and potential new product lines, we may not be able to do so in the immediate future due to the current economic climate.  Therefore, we anticipate our sales and marketing wages to remain relatively steady in future periods.

Net personnel costs decreased for the year ended December 31, 2009 even after recognizing approximately $105,000 of expense related to 3,357,143 restricted shares of common stock issued to employees as bonus compensation for services rendered January 1, 2004 through December 31, 2008. In addition to the decrease in total net personnel costs, gross direct salaries and wages, before adjustments of capitalized wages and reclassifications, decreased approximately $216,000, from approximately $1,253,000 for the year ended December 31, 2008 to approximately $1,037,000 for the year ended December 31, 2009. The decrease in gross personnel costs is the result of the departure of a member of the product development team as we have streamlined this department with external, independently contracted developers, the reduction in our technical support staff as our software products become more stable, the loss of our Vice President of Sales as we have restructured our CBA sales team, and the departure of a customer service representative as well as a member of the accounting team. As a percentage of gross revenues, gross direct salaries and wages decreased approximately 3% from approximately 46% for the year ended December 31, 2008 to approximately 43% for the year ended December 31, 2009. Due to the current economic climate, we anticipate direct salaries and wages to decrease in the future.

The decrease in the amortization and depreciation expense is mainly attributable to the decrease in amortization. The software license we acquired in 1999, from which we derive our base intellectual property rights associated with the products that are responsible for generating the overwhelming majority of our revenues (the “1999 license”), was being amortized over a 10 year useful life and became fully amortized as of June 30, 2009.  Amortization expense for the year ended December 31, 2009 and 2008 reflect the continual amortization of the 1999 license as well as the amortization of the FormTool® assets we acquired in February 2008. The FormTool® assets are amortized over a period of years that range from less than one year to ten years and approximate $3,000 of amortization expense each month.  In addition, for the year ended December 31, 2009 we recognized amortization expense for our FormTool® website, www.formtool.com, which was successfully re-launched in September 2008.  Overall, we anticipate amortization and depreciation expense to decrease in future periods as the amortization related to the 1999 license has ceased.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). The decrease in software development costs related to third-party developers and direct labor expensed as research and development reflects fewer development projects.  Also, the increased efficiency of our development team (both internal and external) resulted in fewer third party man hours needed towards development projects for the year ended December 31, 2009. In future periods, we anticipate research and development expenses to either decrease or remain relatively stable as a result of the overall increased efficiency.

Corporate service fees decreased for the year ended December 31, 2009. The corporate service fees incurred for the year ended December 31, 2008 were from engaging the services of a consultant for business development related advisory services in March 2007.  While the consultant’s contract ended in June 2008, we extended the contract on a month by month basis.  In December 2008, we entered into a new contract with the consultant for additional business development related advisory services at a reduced rate and such agreement is scheduled to expire in December 2010.

Gain on Fair Value Adjustment of Derivatives

In connection with warrants issued in November 2004, a non-cash fair value adjustment of approximately $306,000 has been included in other income for the year ended December 31, 2008. These warrants were accounted for as a liability according to the guidance of ASC 840-15, Derivatives and Hedging, Contracts in Entity’s Own Equity.  These warrants were canceled on March 6, 2008 and there is no recognition, therefore, of a derivative liability on our December 31, 2008 balance sheet.  Furthermore, we will not experience a non-cash fair value adjustment related to these warrants which would be included in other expenses or other income beyond the date of March 6, 2008.

Gain on Debt Settlement

We recorded a one time gain of approximately $451,000 in the year ended December 31, 2008 due to the agreement with Barron Partners, LP noted above calling for a cash payment that was less than the fair value of the derivatives on such date. In the future, we do not anticipate the recognition of a derivative liability or a non-cash fair value adjustment which would be included in other expenses or other income.  Furthermore, for the year ended December 31, 2008 we recorded a gain of approximately $41,000 related to settlements of debt owed to two vendors whom we no longer do business with. Comparatively, for the year ended December 31, 2009, we recorded a gain of approximately $1,000 related to a debt extinguishment settlement with a vendor.

Provision for Income Taxes

For the years ended December 31, 2009 and 2008, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

As of December 31, 2009, we have net operating loss carryforwards, for federal income tax purposes, of approximately $8,899,000. These carryforwards are the result of income tax losses generated as follows:

Generated	Loss	Expiration
2000	$873,000	2020
2001	$5,191,000	2021
2002	$235,000	2022
2005	$956,000	2025
2006	$584,000	2026
2008	$694,000	2028
2009	$366,000	2029

We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $505,000 to fully utilize the current loss carryforwards. See Note 7, Income Taxes, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2009 for further information regarding the components of our income tax provision.

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

Working Capital	2009	2008
Current assets	$355,423	$712,066
Current liabilities	$1,696,940	$1,815,561
Retained deficit	$8,698,465	$8,057,377

While liquidity for our day-to-day continued operations remains an ongoing concern for us, and while there can be no continuing assurance, given the fact that a substantial portion of our net sales – 63% of which we collected during the year ended December 31, 2009 through credit card processing transactions – are able to be collected in a much shorter timeframe (several days) than that in which we must generally pay our trade payables (30 days) and our accrued royalties (quarterly, semi-annually, or annually), the situation suggested by our consistently and significantly negative ratio of current assets to current liabilities has historically been manageable.

Cash Flows for Years Ended December 31	2009	2008	Change	%
Cash flows provided (used) by operating activities	$17,660	$(113,023)	$130,683	116%
Cash flows (used) by investing activities	$(224,982)	$(403,838)	$178,856	44%
Cash flows (used) by financing activities	$(77,510)	$(194,315)	$116,805	60%

Net cash provided by operating activities increased for the year ended December 31, 2009 due to a reduction in cash received from customers which was offset in part by a reduction in payments made to content providers, vendors and employees.

The decrease in net cash used by investing activities for the year ended December 31, 2009 was due to the lack of investing activities related to asset purchases and capitalized website development costs. Furthermore, we reduced our restricted cash held in reserve by our merchant banker by approximately $37,000 by switching to a new merchant banker. Comparatively, approximately $100,000 of the cash used by investing activities for the year ended December 31, 2008 was a result of the purchase of FormTool® in February 2008.

The decrease in net cash used by financing activities for the year ended December 31, 2009 was the result of only making scheduled payments on long-term notes payable. Comparatively for the year ended December 31, 2008, cash used by financing activities included payments made on long term notes payable as well as a settlement payment to Barron Partners, LP in the amount of $150,000 in exchange for the cancellation of the warrants issued in November 2004.

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

At December 31, 2009, the total future minimum rental payments required under these leases is approximately $142,000 through the year 2012. See Note 11, Rental and Lease Information, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2009 for more detailed information.

The Potential Impact of Known Facts, Commitments, Events and Uncertainties on Future Operating Results or Future Liquidity Requirements

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2009 for information regarding the potential effects of new accounting pronouncements on our results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
FindEx.com Inc.

We have audited the accompanying consolidated balance sheets of FindEx.com Inc. and subsidiaries as of December 31, 2009 & 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended.  Findex.com Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FindEx.com Inc. and subsidiaries as of December 31, 2009 & 2008 and the results of operations and cash flows for the years ended December 31, 2009 & 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $641,088 during the year ended December 31, 2009, and, as of that date, had a working capital deficiency of $1,341,517 and a retained deficit of $8,698,465. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BRIMMER, BUREK & KEELAN LLP
Brimmer, Burek & Keelan LLP

Tampa, Florida
April 7, 2010

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$138,539	$423,371
Accounts receivable, trade, net	92,515	148,880
Inventories	88,546	81,545
Deferred income taxes, net	4,700	7,500
Other current assets	31,123	50,770
Total current assets	355,423	712,066
Property and equipment, net	13,979	37,347
Intangible assets, net	488,691	710,771
Restricted cash	6,000	40,000
Other assets	96,434	115,532
Total assets	$960,527	$1,615,716

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current portion of term debt	$83,898	$112,908
Accrued royalties	815,687	720,305
Accounts payable, trade	387,082	496,957
Accounts payable, related parties	78,869	97,200
Accrued payroll	125,846	205,254
Other current liabilities	205,558	182,937
Total current liabilities	1,696,940	1,815,561
Long-term debt, net	---	8,180
Deferred income taxes, net	4,700	7,500
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively	---	---
Common stock, $.001 par value
120,000,000 shares authorized,
59,572,725 and 54,072,725 shares issued and outstanding, respectively	59,573	54,073
Paid-in capital	7,897,779	7,787,779
Retained (deficit)	(8,698,465)	(8,057,377)
Total stockholders’ equity (deficit)	(741,113)	(215,525)
Total liabilities and stockholders’ equity (deficit)	$960,527	$1,615,716

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2009	2008

Revenues, net of reserves and allowances	$2,113,840	$2,414,427
Cost of sales	785,840	1,005,781
Gross profit	1,328,000	1,408,646
Other operating income and expenses:
Sales and marketing expenses	451,748	632,044
General and administrative expenses	1,495,782	1,925,431
Total other operating income and expenses	1,947,530	2,557,475
Loss from operations	(619,530)	(1,148,829)
Gain on fair value adjustment of derivatives	---	305,620
Gain on debt settlement	1,300	491,931
Other income	3,345	20,950
Interest expense	(26,203)	(26,560)
Loss before income taxes	(641,088)	(356,888)
Income tax (provision)	---	---
Net loss	$(641,088)	$(356,888)

Net loss per share - Basic & Diluted:	$(0.01)	$(0.01)

Weighted average shares used in computing basic & diluted net loss per share:	58,487,793	53,683,926

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2007	52,250,817	$52,251	$7,715,081	$(7,700,489)	$66,843
Common stock issued for services	821,908	822	33,698	---	34,520
Common stock issued for asset acquisition	1,000,000	1,000	39,000	---	40,000
Net loss, December 31, 2008	---	---	---	(356,888)	(356,888)
Balance, December 31, 2008	54,072,725	$54,073	$7,787,779	$(8,057,377)	$(215,525)
Common stock issued for services	5,500,000	5,500	110,000	---	115,500
Net loss, December 31, 2009	---	---	---	(641,088)	(641,088)
Balance, December 31, 2009	59,572,725	$59,573	$7,897,779	$(8,698,465)	$(741,113)

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31		2009	2008

Cash flows from operating activities:
Cash received from customers		$2,162,760	$2,473,389
Cash paid to suppliers and employees		(2,130,288)	(2,591,094)
Other operating receipts		206	5,375
Interest paid		(17,982)	(20,459)
Interest received		2,964	19,766
Net cash provided (used) by operating activities		17,660	(113,023)
Cash flows from investing activitie
Acquisition of property and equipment		(1,711)	(11,651)
FormTool purchase		---	(100,000)
Proceeds from sale of property and equipment		1,501	---
Software development costs		(235,904)	(214,528)
Website development costs		(26,356)	(80,359)
Deposits refunded, net		37,488	2,700
Net cash (used) by investing activities		(224,982)	(403,838)
Cash flows from financing activities:
Payments made on long-term notes payable		(77,510)	(44,315)
Payment made for settlement of derivative liabilities		---	(150,000)
Net cash (used) by financing activities		(77,510)	(194,315)
Net (decrease) in cash and cash equivalents		(284,832)	(711,176)
Cash and cash equivalents, beginning of year		423,371	1,134,547
Cash and cash equivalents, end of year		$138,539	$423,371

Reconciliation of net loss to cash flows from operating activities:
Net loss		$(641,088)	$(356,888)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Software development costs amortized		226,974	318,880
Stock and warrants issued for services		70,500	34,520
Provision for bad debts		8,788	15,933
Depreciation & amortization		297,073	466,225
(Gain) on debt settlement		(1,300)	(491,931)
(Gain) on disposal of property and equipment		(520)	---
(Gain) on fair value adjustment of derivatives		---	(305,620)
Change in assets and liabilities:
Decrease in accounts receivable		47,577	71,488
(Increase) decrease in inventories		(7,001)	12,307
Decrease in prepaid expenses		35,859	61,351
Increase in accrued royalties		95,382	132,613
(Decrease) in accounts payable		(102,794)	(67,588)
(Decrease) in other liabilities		(11,790)	(4,313)
Net cash provided (used) by operating activities		$17,660	$(113,023)

Schedule of Noncash Investing and Financing Activities:
Long-term note payable issued for FormTool purchase	$	---	$85,934

Equity issued for FormTool purchase	$	---	$40,000

See accompanying notes.

Findex.com, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

CONCENTRATIONS

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents at well-known, quality financial institutions. We currently maintain our cash balances in one financial institution located in Omaha, Nebraska. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. The maximum loss that would have resulted from that risk totaled $-0- and $117,554 at December 31, 2009 and 2008, respectively, for the excess of the deposit liabilities reported by the bank over the amount that would have been covered by federal insurance.

We sell a majority of our products to consumers through distributors, Christian bookstores, Internet and direct marketing efforts. Although we attempt to prudently manage and control accounts receivable and perform ongoing credit evaluations in the normal course of business, we generally require no collateral on our product sales. During 2009, we incurred sales transactions with approximately 15,000 consumers and 300 retail bookstores and distributors.  Our top five retail customers in aggregate accounted for 25% and 29% of gross sales for the years ended December 31, 2009 and 2008, respectively, as indicated below:

Sales to Top 5 Retail Customers – Percent to Total Sales
	Customers
	A	B – E Combined	Total
2009	14%	11%	25%
2008	17%	12%	29%

Accounts receivable relating to customer A was $3,412 and $-0- at December 31, 2009 and 2008, respectively.

During the years ended December 31, 2009 and 2008, we derived our total revenue from the following sales breakdown:

	2009	2008
QuickVerse®	88%	86%
FormTool®	4%	3%
Other software titles	8%	11%
Total	100%	100%

During the years ended December 31, 2009 and 2008, four vendors provided purchases individually of 10% or more of the total product and material purchases as follows:

Major Vendors – Percent to Total Product and Material Purchases
	Vendors
	A	B	C	D	Total
2009	41%	12%	10%	10%	73%
2008	37%	15%	12%	8%	72%

Major Vendors – Accounts Payable Balances in Dollars
	Vendors
	A	B	C	D	Total
2009	$14,630	$3,423	$5,922	$9,282	$33,257
2008	$11,412	$4,257	$-0-	$2,001	$17,670

ROYALTY AGREEMENTS

We have entered into certain agreements whereby we are obligated to pay royalties for content of software published. We generally pay royalties based on a percentage of sales on respective products or on a fee per unit sold basis. We expense software royalties as product costs during the period in which the related revenues are recorded. See Note 12.

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

Our accounts receivable go through a collection process that is based on the age of the invoice and requires attempted contacts with the customer at specified intervals and the assistance from other personnel within the company who have a relationship with the customer. If after a number of days, we have been unsuccessful in our collections efforts, we may turn the account over to a collection agency. We write-off accounts to our allowance when we have determined that collection is unlikely. The factors considered in reaching this determination are (i) the apparent financial condition of the customer, (ii) the success we’ve had in contacting and negotiating with the customer and (iii) the number of days the account has been outstanding. To the extent that our collections do not correspond with historical experience, we may be required to incur additional charges.

INVENTORY

Inventory, including out on consignment, consists primarily of software media and related packaging materials and is recorded at the lower of cost or market value, determined on a first-in, first-out, and adjusted on a per-item basis.

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

INTANGIBLE ASSETS

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350-30, General Intangibles Other Than Goodwill, intangible assets with an indefinite useful life are not amortized.. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives, generally three to ten years. All intangible assets are tested for impairment annually during the fourth quarter.

SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20-25, Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a “beta” version for testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months, but up to 60 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $1,074,514, less accumulated amortization of $735,567 at December 31, 2009.

Capitalized software development costs are stated at the lower of amortized costs or net realizable value. Recoverability of these capitalized costs is determined at each balance sheet date by comparing the forecasted future revenues from the related products, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues. During 2009, we recognized a write-down to net realizable value totaling $4,222, which has been included in Cost of sales on our Consolidated Statements of Operations. See Note 3.

ASC 730, Research and Development, provides accounting and reporting standards for research and development. In accordance with ASC 730-10, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $178,705 and $237,619 for the years ended December 31, 2009 and 2008, respectively.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in other assets on our Consolidated Balance Sheets, were $145,017 and $118,661, less accumulated amortization of $57,537 and $15,571 at December 31, 2009 and 2008, respectively.

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

Some of our software arrangements involve multiple copies or licenses of the same program.  These arrangements generally specify the number of simultaneous users the customer may have (multi-user license), or may allow the customer to use as many copies on as many computers as it chooses (a site license).  Multi-user arrangements, generally sold in networked environments, contain fees that vary based on the number of users that may utilize the software simultaneously.  We recognize revenue when evidence of an order exists and upon delivery of the authorization code to the consumer that will allow them the limited simultaneous access.  Site licenses, generally sold in non-networked environments, contain a fixed fee that is not dependent on the number of simultaneous users.  Revenue is recognized when evidence of an order exists and the first copy is shipped to the consumer.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during 2009 or 2008.

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

ADVERTISING

Advertising costs, including direct response advertising costs, are charged to operations as incurred. We have determined that direct response advertising costs are insignificant. Total advertising costs included in “Sales and marketing expenses” in the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 were approximately $98,000 and $143,000, respectively.

STOCK-BASED COMPENSATION

We recognize share-based compensation in accordance with ASC 718, Compensation – Stock Compensation, using the modified prospective method. ASC 718 requires that we measure the cost of the employee services received in exchange for an award for equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period. It also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) will be presented in the Consolidated Statements of Cash Flows as a financing (rather than as operating) cash flow.  Realized windfall tax benefits are credited to paid-in capital in the Consolidated Balance Sheets.  Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense.

No options or warrants were issued during the year ended December 31, 2009.

We maintain a policy of issuing authorized but unissued shares of common stock to satisfy share option and warrant exercises.

LEGAL COSTS RELATED TO LOSS CONTINGENCIES

We accrue legal costs expected to be incurred in connection with a loss contingency as they occur.  We did not accrue any legal costs related to a loss contingency during the years ended December 31, 2009 and 2008.

INCOME TAXES

We follow the guidance of ASC 740, Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

For the Year Ended December 31	2009	2008

Numerator:
Net loss	$(641,088)	$(356,888)

Denominator:
Denominator for basic per share amounts – weighted average shares	58,487,793	53,683,926
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Denominator for diluted per share amounts - weighted average shares	58,487,793	53,683,926

The calculations of earnings (loss) per share for 2009 and 2008 excluded the impact of the following potential common shares as their inclusion would be anti-dilutive:

For the Year Ended December 31	2009	2008

Stock options	2,080,000	2,930,000
Warrants	2,300,000	2,850,000
Total weighted average anti-dilutive potential common shares	4,380,000	5,780,000

TRANSFER OF FINANCIAL ASSETS

We follow the guidance of ASC 860, Transfers and Servicing. ASC 860 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this standard did not have a material effect on our results of operations or financial position.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise indicated, the fair values of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments because of the short maturity of those instruments.

DERIVATIVES

We account for warrants issued with shares of common stock in a private placement according with ASC 815, Derivatives and Hedging. In accordance with the accounting mandate, the derivative liability associated with the warrants is to be adjusted to fair value (calculated using the Black-Scholes method) at each balance sheet date and is accordingly reassessed at each such time to determine whether the warrants should be classified (or reclassified, as appropriate) as a liability or as equity. The corresponding fair value adjustment is included in the Consolidated Statements of Operations as other expenses as the value of the warrants increases from an increase in our stock price at the balance sheet date and as other income as the value of the warrants decreases from a decrease in our stock price. During the year ended December 31, 2008, we canceled the warrants subject to derivative treatment in exchange for a single cash payment of $150,000.  See Notes 5 and 8.

RECENT ACCOUNTING PRONOUNCEMENTS

Subsequent Events

In February 2010, the FASB issued ASU 2010-09, Subsequent Events, (amendments to ASC 855). ASU 2010-09 removes the requirement to disclose the date through which an entity has evaluated subsequent events.  ASU 2010-09 clarifies that an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market must evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.  ASU 2010-09 is effective for interim annual periods beginning after June 15, 2010. The adoption of ASU 2010-09 is not expected to have a material impact on our consolidated financial statements.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures, (amendments to ASC 820). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2010. We are currently evaluating the potential impact of ASU 2010-06 on our consolidated financial statements.

Certain Revenue Arrangements That Contain Software Elements

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, (amendments to ASC 985). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 is effective for fiscal years beginning after June 15, 2010, with early adoption permitted, and may be applied prospectively for new or materially modified arrangements. We are currently evaluating the potential impact of ASU 2009-14 on our consolidated financial statements.

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of the selling price.  The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is effective for fiscal years beginning after June 15, 2010, with early adoption permitted, and may be applied prospectively for new or materially modified arrangements. We are currently evaluating the potential impact of ASU 2009-13 on our consolidated financial statements.

Accounting Standards Codification and GAAP Hierarchy

In June 2009, the FASB issued Update No. 2009-01, which established the FASB Accounting Standards CodificationTM (“the Codification”) as the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on our consolidated financial statements.

Amendment to FASB Interpretation No. 46(R)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (now codified as ASC 810, Consolidation) to clarify and improve financial reporting by entities involved with variable interest entities. SFAS No. 167 is effective as of the beginning of the annual period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect SFAS No. 167 to have a material impact on our consolidated financial statements.

Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (now codified as ASC 860, Transfers and Servicing) to clarify information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows.  SFAS No. 166 is effective as of the beginning of the annual period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect SFAS No. 166 to have a material impact on our consolidated financial statements.

RECLASSIFICATIONS

Certain accounts in our 2008 financial statements have been reclassified for comparative purposes to conform with the presentation in our 2009 financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. However, as of December 31, 2009 and 2008, we had negative working capital of $1,341,517 and $1,103,495, respectively, and had an accumulated deficit of $8,698,465 and $8,057,377, respectively. Although these factors raise substantial doubt about our ability to continue as a going concern, we have taken several actions in an attempt to mitigate the risk that we will be unable to continue as a going concern through December 31, 2010. These actions include pursuing the sale of product lines and pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 3 – BALANCE SHEET DETAILS

Details of certain balance sheet captions are as follows:

Year ended December 31,	2009	2008

Accounts receivable, trade, net:
Gross trade accounts receivable	$109,215	$165,180
Less: allowance for doubtful accounts	(16,700)	(16,300)
Net accounts receivable, trade	$92,515	$148,880

Allowance for doubtful accounts:
Beginning balance	$16,300	$2,000
Bad debts provision (included in Sales and marketing expenses)	8,788	16,572
Accounts written off	(9,621)	(2,905)
Collection of accounts previously written off	1,233	633
Ending balance	$16,700	$16,300

Inventories, net:
Raw materials	$79,206	$61,583
Finished goods	24,121	35,462
Less: reserve for obsolete inventory	(14,781)	(15,500)
Net inventories	$88,546	$81,545

Reserve for obsolete inventory:
Beginning balance	$15,500	$14,400
Provision for obsolete inventory	7,096	14,900
Obsolete inventory written off	(7,815)	(13,800)
Ending balance	$14,781	$15,500

Other current assets:
Interest income receivable	$	---	$345
Prepaid expenses		31,123	50,425
Total other current assets		$31,123	$50,770

Property and equipment, net
Computer equipment	$76,516	$88,392
Computer software	68,484	75,374
Office equipment	69,789	70,198
Office furniture and fixtures	39,588	42,687
Warehouse equipment	5,958	5,958
Total property and equipment	260,335	282,609
Less: accumulated depreciation	(246,356)	(245,262)
Net property and equipment	$13,979	$37,347

At December 31, 2008, Office equipment contained telephone equipment under a capital lease obligation with a cost basis of $51,788. See Note 6.

Intangible assets, net
Software license agreements, net
Cost	$4,227,390	$4,227,390
Less: accumulated amortization	(4,077,646)	(3,846,637)
Net software license agreement	$149,744	$380,753
Capitalized software development costs, net
Capitalized costs	$1,074,514	$1,082,025
Less: accumulated amortization	(735,567)	(752,007)
Net capitalized software development costs	$338,947	$330,018
Net intangible assets	$488,691	$710,771

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

Amortization related to the software license agreements, included in General and administrative expenses on our Consolidated Statements of Operations, was $231,009 and $420,722 for the years ended December 31, 2009 and 2008, respectively.

Amortization for the capitalized software development costs, included in Cost of sales on our Consolidated Statements of Operations, was $226,974 and $318,880 for the years ended December 31, 2009 and 2008, respectively.

Other current liabilities:
Reserve for sales returns	$121,165	$119,822
Other accrued expenses	84,393	63,115
Total other current liabilities	$205,558	$182,937

Reserve for sales returns (included in Other current liabilities):
Beginning balance	$119,822	$95,009
Return provision – sales	313,200	306,000
Return provision – cost of sales	(46,980)	(45,900)
Returns processed	(264,877)	(235,287)
Ending balance	$121,165	$119,822

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

NOTE 5 – DERIVATIVE LIABILITIES

In November 2004, we issued two five-year warrants to purchase up to an aggregate of 21,875,000 shares of our common stock in connection with a certain Stock Purchase Agreement completed with a New York-based private investment partnership on July 19, 2004. The first warrant entitled the holder to purchase up to 10,937,500 shares of our common stock at a price of $0.18 per share, and the second warrant entitled the holder to purchase up to 10,937,500 additional shares of our common stock at a price of $0.60 per share. Each warrant was subject to standard adjustment provisions and each provided for settlement in registered shares of our common stock and may have been, at the option of the holder, settled in a cashless, net-share settlement. These warrants were accounted for as a liability according to the guidance of ASC 840-15, Derivatives and Hedging, Contracts in Entity’s Own Equity, and the fair value of each warrant was determined using the Black-Scholes valuation method.

The warrants were revalued at each measurement date by using parameters existing thereon, reducing the expected term to reflect the passing of time, and using the stock price at the measurement date. Net fair value adjustments included on the Consolidated Statements of Operations were income adjustments of $305,620 for the year ended December 31, 2008.  Income adjustments generally reflect a decrease in the market price of our common stock between measurement dates whereas expense adjustments would generally reflect an increase in the market price of our common stock between measurement dates.  The income adjustment recorded for the year ended December 31, 2008 reflects the difference between measurement parameters that existed on March 5, 2008 and December 31, 2007.

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

NOTE 6 – DEBT

At December 31, 2009 and 2008, the current portion of term debt consisted of the following:

	2009	2008

Unsecured term note payable to a premium finance company due April 2010 in monthly installments of $1,664, including interest at 5.73%.	$6,577	$	---

Unsecured term note payable to a vendor for advertising due July 2010 in monthly installments of $2,000, including interest at 10%.	13,141		---
Total short-term notes payable	19,718		---
Add: Current maturities of long-term debt	64,180		112,908
Current portion of term debt	$83,898		$112,908

At December 31, 2009 and 2008, long-term debt consisted of the following:

	2009		2008

Capital lease obligation payable to a corporation due November 2009 in monthly installments of $1,144, including interest at 11.7%. Secured by telephone equipment. See Notes 3.	$	---	$11,877

Unsecured term note payable to a shareholder due March 2008 in monthly installments of $10,000, plus interest at 8%, through April 2007, and monthly installments of $20,000, plus interest at 8%, beginning May 2007. See Note 13.		56,000	56,000

Unsecured term note payable to a limited liability company due February 2010 in monthly installments of $4,167, including simple interest at 15%. See Note 4.		8,180	53,211
Total Long-term debt		64,180	121,088
Less: Current maturities		(64,180)	(112,908)
Long-term debt, net	$	---	$8,180

At December 31, 2009, we were current on the unsecured term notes payable to the premium finance company, the advertising vendor, and the limited liability company.  We were in arrears for the final three payments of the unsecured term note payable to a shareholder.

NOTE 7 – INCOME TAXES

The provision for taxes on income from continuing operations for the years ended December 31, 2009 and 2008 consisted of the following:

	2009		2008

Current:
Federal	$	---	$	---
State		---		---
Net current income tax expense		---		---
Deferred:
Federal		---		---
State		---		---
Net deferred income tax expense		---		---
Total tax provision	$	---	$	---

The provisions for income taxes differ from the amounts computed by applying the federal statutory rate due to the following:

	2009		2008

Expense (benefit) at Federal statutory rate – 34%		$(217,970)		$(121,342)
State tax effects, net of Federal taxes		(1,717)		(532)
Nondeductible expenses		382		1,015
Nontaxable income		---		(258,261)
Deferred tax asset valuation allowance		219,305		379,120
Income tax expense	$	---	$	---

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our total and net deferred tax assets, deferred tax asset valuation allowances and deferred tax liabilities at December 31, 2009 and 2008 are as follows:

For the year ended December 31, 2009	Federal	State		Total

Current Deferred Income Taxes
Accrued expenses, reserves, other items	$109,100		$400	$109,500
Operating loss carryforwards	---		---	---
Total current deferred income tax asset	109,100		400	109,500
Less: Valuation allowance	(104,400)		(400)	(104,800)
Deferred income tax asset, net	$4,700	$	---	$4,700

Non-current Deferred Income Taxes
Property and equipment and state deferred tax liabilities	$4,500		$1,000	$5,500
Operating loss carryforwards	3,013,500		7,500	3,021,000
Total non-current deferred income tax asset	3,018,000		8,500	3.026.500
Less: Valuation allowance	(2,887,200)		(6,900)	(2,894,100)
Deferred income tax asset, net	130,800		1,600	132,400
Capitalized development costs	(115,000)		(1,400)	(116,400)
Other items	(20,500)		(200)	(20,700)
Deferred income tax liability	(135,500)		(1,600)	(137,100)
Deferred income tax liability, net	$(4,700)	$	---	$(4,700)

For the year ended December 31, 2008	Federal	State		Total

Current Deferred Income Taxes
Accrued expenses, reserves, other items	$108,800		$300	$109,100
Operating loss carryforwards	---		---	---
Total current deferred income tax asset	108,800		300	109,100
Less: Valuation allowance	(101,300)		(300)	(101,600)
Deferred income tax asset, net	$7,500	$	---	$7,500

Non-current Deferred Income Taxes
Property and equipment and state deferred tax liabilities	$3,800		$400	$4,200
Operating loss carryforwards	2,904,400		5,500	2,909,900
Total non-current deferred income tax asset	2,908,200		5,900	2,914,100
Less: Valuation allowance	(2,705,100)		(4,500)	(2,709,600)
Deferred income tax asset, net	203,100		1,400	204,500
Capitalized development costs	(112,000)		(750)	(112,750)
Software license fees	(57,800)		(400)	(58,200)
Other items	(40,800)		(250)	(41,050)
Deferred income tax liability	(210,600)		(1,400)	(212,000)
Deferred income tax liability, net	$(7,500)	$	---	$(7,500)

A valuation allowance has been recorded primarily related to tax benefits associated with income tax operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable. The valuation allowance for deferred tax assets was increased by $187,700 and $391,386 during the years ended December 31, 2009 and 2008, respectively.

At December 31, 2009, we had available net operating loss carryforwards of approximately $8,899,000 for federal income tax purposes that expire in 2029. The federal carryforwards resulted from losses generated in 1996 through 2002, 2005, 2006, 2008 and 2009. We also had net operating loss carryforwards available from various state jurisdictions ranging from approximately $35,500 to approximately $841,000 that expire in 2024.

We adopted the provisions of FIN No. 48 (now codified as ASC 740) as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. Federal, Nebraska, Iowa, Texas and Illinois as our “major” tax jurisdictions. Generally, we remain subject to examination of our 2006 through 2008 U.S. Federal, Nebraska, Iowa, Texas and Illinois income tax returns.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

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

In March 2009, we committed to issue a total of 3,357,143 restricted shares of common stock consisting of 1,907,143 shares to our executive officers and 1,450,000 shares to our non-executive employees, at the closing price as of March 13, 2009 ($0.021), in lieu of cash for services rendered from January 1, 2004 through December 31, 2008.  This issuance was valued at $70,500.

In March 2009, we committed to issue a total of 2,142,857 restricted shares of common stock to our outside directors, at the closing price as of March 13, 2009 ($0.021) in lieu of cash payments of amounts accrued for service as members of our board from the period of April 1, 2008 through December 31, 2008.  This issuance was valued at $45,000.

COMMON STOCK OPTIONS

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

In July 2009, 200,000 vested stock options with an exercise price of $0.11, related to a former employee, expired unexercised.  We did not grant any options or other stock-based awards to the individual for whom the options expired, during the six months prior to and after the option expirations.

In July 2009, 190,000 vested stock options with an exercise price of $0.10, related to former employees, expired unexercised.  We did not grant any options or other stock-based awards to the individuals for whom the options expired, during the six months prior to and after the option expirations.

In October 2009, 460,000 vested stock options with an exercise price of $0.10, related to current employees, expired unexercised.  We did not grant any options or other stock-based awards to the individuals for whom the options expired, during the six months prior to and after the option expirations.

COMMON STOCK WARRANTS

In February 2008, warrants to purchase up to 125,000 restricted shares of our common stock with an exercise price of $0.148 per share expired unexercised.

In March 2008, a warrant to purchase up to 10,937,500 shares of our common stock with an exercise price of $0.18 per share and a warrant to purchase up to 10,937,500 shares of our common stock with an exercise price of $0.60 per share were canceled in exchanged for a single cash payment of $150,000.  These warrants are now null and void for all purposes as a result of this transaction.  See Notes 5 and 10.

In March 2009, warrants to purchase up to 300,000 restricted shares of our common stock with an exercise price of $0.13 per share expired unexercised.

In April 2009, warrants to purchase up to 150,000 restricted shares of our common stock with an exercise price of $0.022 per share expired unexercised.

In July 2009, warrants to purchase up to 100,000 restricted shares of our common stock with an exercise price of $0.07 per share expired unexercised.

NOTE 9 – OTHER INCOME AND ADJUSTMENTS

In December 2008, we recognized income from debt forgiveness totaling $41,277 resulting from two vendors agreeing to reductions in the balance owed to them.  This has been treated as gain from extinguishment of debt and included in Gain on Debt Settlement on our Consolidated Statements of Operations.

In December 2009, we recognized income from debt forgiveness totaling $1,300 resulting from one vendor agreeing to a reduction in the balance owed to them.  This has been treated as gain from extinguishment of debt and included in Gain on Debt Settlement on our Consolidated Statements of Operations.

NOTE 10 – STOCK-BASED COMPENSATION

Our 1999 Stock Incentive Plan authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to our directors, officers and other key employees. The plan has been approved by our stockholders and as such, provides certain income tax advantages to employees as provided under Sections 421, 422, and 424 of the Internal Revenue Code. Stock options are granted at an exercise price as determined by our board at the time the option is granted and may not be less than the par value of such shares of common stock. None of the options granted under the plan have been granted with an exercise price less than fair value of the common stock on the date of grant. Stock options vest quarterly over three years and have a term of up to ten years. The plan authorizes an aggregate of 1,500,000 shares of common stock may be issued. We did not grant any options under the plan during 2009 or 2008.

In addition, we issue various forms of stock-based awards including nonqualified stock options and restricted stock awards to directors, officers, other key employees and third-party consultants, outside of the plan. Awards granted outside of the plan have been granted pursuant to equity compensation arrangements that have not been approved by our stockholders. These awards are granted at an exercise price as determined by our board at the time of grant and are not less than the par value of such shares of common stock. None of the options granted outside of the plan have been granted with an exercise price less than fair value of the common stock on the date of grant. Stock options granted outside of the plan vest as determined by our board at the time of grant and have a term of up to ten years. We did not grant any options outside of the plan during 2009 or 2008 to non-executive employees.

Activity under our stock option plans is summarized as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,930,000	$0.09
Granted	---	---
Exercised	---	---
Forfeited or expired	(850,000)	$(0.10)
Canceled	---	---
Outstanding at December 31, 2009	2,080,000	$0.08	2.23	$	---

Exercisable at December 31, 2009	2,080,000	$0.08	2.23	$	---

There were no non-vested equity instruments at the beginning of the year, end of the year, granted or forfeited during the year.

Warrant activity is summarized as follows:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,850,000	$0.04
Granted	---	---
Exercised	---	---
Forfeited or expired	(550,000)	$(0.09)
Canceled	---	---
Outstanding at December 31, 2009	2,300,000	$0.03	.52	$	---

Exercisable at December 31, 2009	2,300,000	$0.03	.52	$	---

No other equity instruments were issued during 2009 to acquire goods and services. See Note 8.

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

Rental expense for the years ended December 31, 2009 and 2008 amounted to $86,901 and $101,456, respectively. Rental expenses are included in capitalized software development costs. See Note 1.

At December 31, 2009, the future minimum rental payments required under these leases are as follows:

2010	$63,883
2011	54,339
2012	23,335
Total future minimum rental payments	$141,557

NOTE 12 – COMMITMENTS AND CONTINGENCIES

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial statements taken as a whole.

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our income from operations adjusted for other income and interest expense (3% total). We accrue this bonus on a quarterly basis ($-0- at December 31, 2009). Our management team consists of the following:

	Chief Executive Officer	Chief Technology Officer	Chief Financial Officer
Base Annual Salary	$150,000	$150,000	$110,000

In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of the following for termination by reason of disability.

	Accrued Base Salary	Vested Deferred Vacation Compensation
Aggregate included in Accrued payroll at December 31, 2009	$23,981	$26,327

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

We do not collect sales/use taxes or other taxes with respect to shipments of most of our goods into most states in the U.S.  Our fulfillment center and customer service center networks, and any future expansion of those networks, along with other aspects of our evolving business, may result in additional sales/use and other tax obligations.  One or more states may seek to impose sales/use or other tax collection obligations on out-of-jurisdiction companies that engage in e-commerce.  A successful assertion by one or more states that we should collect sales/use or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers, and otherwise harm our business.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local taxes and use taxes with respect to sales made over the Internet.  However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s constitutional concerns and result in a reversal of its current position, we could be required to collect sales and use taxes in additional states.  The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors and decrease our future sales.

NOTE 13 – RELATED PARTY TRANSACTIONS

Our executive officers and employees, from time to time, make purchases of materials and various expense items (including business related travel) in the ordinary course of business via their personal credit cards in lieu of a corporate check for COD orders and/or prior to establishment of a line of credit with a vendor. We do not provide our employees or executive officers with corporate credit cards and reimburse these purchases as quickly as possible. The unpaid expense account balances are included in Accounts payable, related parties on our Consolidated Balance Sheets.

On March 6, 2007, we entered into an agreement for business development advisory services with a consultant who was appointed to fill a vacancy on our Board of Directors on December 14, 2007.  This agreement provided for monthly cash compensation of $5,000, reimbursement for all pre-approved travel expenses related to meetings or work related to service under the agreement, cash compensation of $1,500 per day for any special project work or meetings that require the consultant to travel, and annual compensation of 5% of our fiscal 2007 earnings before interest, taxes, depreciation and amortization (EBITDA) in excess of $500,000 (excluding all non-cash charges).  This agreement was amended on July 9, 2007 to extend the expiration to June 30, 2008 (from March 15, 2008), extend the annual EBITDA bonus to include fiscal 2008, and provide for additional compensation consisting of warrants to purchase up to 2,300,000 shares of common stock at $0.032 per share.  We have accrued $40,784, included in Accounts payable, related parties on our Consolidated Balance Sheets, related to the additional annual compensation provision. See Note 8.

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

We had no other transactions with related parties during the years ended December 31, 2009 and 2008.

NOTE 14 – RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We are dependent upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to us, operations could be adversely affected.

NOTE 15 – SUBSEQUENT EVENTS

Management has reviewed and evaluated material subsequent events from the balance sheet date of December 31, 2009 through the financial statements issue date of April 7, 2010.  All appropriate subsequent disclosures, if any, have been made in the Notes to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K December 31, 2009, and have determined that such disclosure controls and procedures are effective.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

There were no reportable events under this Item 9B during the fourth quarter of the fiscal year ended December 31, 2009.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers and their ages as of April 7, 2010 were as follows:

Name	Age	Position
Steven Malone	43	Director, Chairman of the Board and President
Kirk R. Rowland, CPA	50	Director and Chief Financial Officer
John A. Kuehne, CA	52	Director
Gordon A. Landies	53	Director
William J. Bush, CPA	45	Director
William Terrill	53	Chief Technology Officer

Steven Malone — Chairman of the Board of Directors, President and Chief Executive Officer

Mr. Malone has served as our President and Chief Executive Officer since March 2001 and as a director and Chairman of the Board since February 2002. Between July 2000 and March 2001, Mr. Malone was Senior Vice President and between June 1999 and July 2000 he was a Vice President. Mr. Malone possesses over twenty years of experience in the computer industry, with the last sixteen focused on software sales. As a National Account Manager from 1992 to 1996 for Grolier Interactive, he was responsible for their largest retail and distribution accounts. As Director of Corporate Sales from 1996 to 1998 for Software Publishing Corporation, he was responsible for the on-going sales growth of premiere corporate products, such as the award winning Harvard Graphics, as well as the introduction of several new products to the corporate marketplace. As Director of Sales from 1998 to1999 for InfoUSA, he was responsible for sales and marketing of InfoUSA’s products to retail, distribution, OEM and corporate accounts.

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

John A. Kuehne, CA – Director

Mr. Kuehne has served as one of our directors since December 2000. He is also currently an independent management consultant.  Mr. Kuehne was the President of SmallCap Corporate Partners Inc., (www.smallcap.ca), a venture capital and management consulting firm for microcap public companies from August 2003 to January 2009.  Prior to SmallCap, Mr. Kuehne served as a management consultant with Alliance Corporate Services Inc. from July 2000 through to June 2003. Mr. Kuehne worked in finance and accounting for Deloitte & Touche for eight years. He also has industry experience, including over seven years with Doman Industries Limited (1990 to 1999), a large private Canadian forest products company, where he eventually became Chief Financial Officer. As the CFO of Doman Industries, Mr. Kuehne gained practical experience in corporate finance and mergers and acquisitions, completing a $125 million senior note issue through Bear Stearns and the $140 million acquisition of Pacific Forest Products. Mr. Kuehne holds a Bachelor of Commerce degree from the University of Alberta (1984) and a Masters of Management from the J.L.Kellogg Graduate School of Management at Northwestern University (1990).  From June 2000 to May 2004 he served as a director of Prospector Consolidated Resources Inc., a Canadian public company.  From January 2003 to November 2004 he served as a director of Beau Pre Explorations Ltd., also a Canadian public company.  Mr. Kuehne qualified as a Canadian Chartered Accountant in 1983 and as an American Certified Public Accountant in 1985.

Gordon A. Landies – Director

Mr. Landies has served as one of our directors since December 2007. With over twenty-five years in the computer software industry, Mr. Landies is currently a full time business consultant.  Before consulting, he was the President of International Microcomputer Software, Incorporated (IMSI), and prior to that Mr. Landies was an executive in the software industry for Mindscape, Inc, The Learning Company and Mattel Corporation.

William J. Bush, CPA – Director

Mr. Bush has served as one of our directors since December 2007.  He brings over twenty years of experience in accounting, financial support and business development and he has been actively involved with several early stage internet businesses assisting in company formation, financing and regulatory matters. Since January 2010, Mr. Bush has served as Chief Financial Officer of Borrego Solar System, Inc., a leading engineering, procurement and construction company focused on the installation of solar power systems.  From September 2007 to December 2009, Mr. Bush was Chief Financial Officer of Solar Semiconductor, Inc., a manufacturer and distributor of solar energy solutions. Previously, Mr. Bush was Chief Financial Officer of ZVUE Corporation from January 2006 through December 2007 (NASDAQ: ZVUE), a leading distributor of user generated content in January 2006. From 2002 to 2006, Mr. Bush was the Chief Financial Officer and Secretary for International Microcomputer Software, Inc. (OTCBB: IMSI), a developer and distributor of precision design software, content and on-line services. He received a B.S. in Business Administration from U.C. Berkeley and is a Certified Public Accountant. He is also a director and chairman of the Audit Committee of Towerstream Corporation (NASDAQ: TWER), a leading provider of WIMAX services, and ThinIdentity, Inc., a private developer and distributor of virtualization solutions for the medical industry.

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

Since December 2000, our board of directors has maintained an audit committee.  As of April 7, 2010, the audit committee consisted of two members, John Kuehne and William J. Bush.  Mr. Kuehne and Mr. Bush each are considered to be a “financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and each qualifies as an “independent” under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

Since July 2003, we have maintained a compensation committee. We currently have two members, John A. Kuehne and Gordon A. Landies, serving on our compensation committee.

Except as may be provided in our bylaws (incorporated by reference into this Form 10-K as Exhibit 3(ii)), we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

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

The following table sets forth the compliance reporting under Section 16(a) for the fiscal year ended December 31, 2009.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Steven Malone	---	---	---
Kirk R. Rowland	---	---	---
John A. Kuehne	---	---	---
Gordon A. Landies	---	---	---
William J. Bush	1	1	---
William Terrill	---	---	---
Barron Partners, LP	---	---	---

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation awarded to, earned or paid, for each of the last two fiscal years to our Chief Executive Officer and each of our executive officers earning a total compensation of $100,000 or more during any such fiscal year. Steven Malone has served as our President and Chief Executive Officer since March 2001. William Terrill has served as our Chief Technology Officer since July 2002. Kirk R. Rowland has served as our Chief Financial Officer and director since April 2002. No other individuals employed by us earned a total compensation in excess of $100,000 during the fiscal year ended December 31, 2009.

Summary Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($) (a)		Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($) (b)		All Other Compensation ($) (c)	Total ($)
Steven Malone,	2009	$150,000		$31,263	$	---	$	---	$	---		$1,950	$2,357	$185,570
President and Chief Executive Officer	2008	$150,000	$	---	$	---	$	---	$	---		$1,950	$4,883	$156,833

William Terrill,	2009	$150,000		$15,032	$	---	$	---	$	---		$4,951	$14,069	$184,052
Chief Technology Officer	2008	$150,000	$	---	$	---	$	---	$	---		$4,597	$14,136	$168,733

Kirk R. Rowland,	2009	$110,000		$16,252	$	---	$	---	$	---	$	---	$9,901	$136,153
Chief Financial Officer	2008	$110,000	$	---	$	---	$	---	$	---	$	---	$6,147	$116,147

(a) In March 2009, our board of directors authorized the issuance of restricted stock compensation awards as a retention bonus to our executive officers, Steven Malone, William Terrill and Kirk R. Rowland, for their services rendered from January 1, 2004 through December 31, 2008. The restricted shares of common stock were committed to be issued on March 13, 2009 with a closing price of $0.021 per common share.

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

The following table sets forth the outstanding equity awards, specifically unexercised options, stock that has not vested, and equity incentive plan awards, held by the executive officers named in the Summary Compensation Table as of fiscal year ended December 31, 2009.

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

We did not grant stock options to our executive officers during the fiscal year ended December 31, 2009. No executive exercised any stock options during the fiscal year 2009.

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

DIRECTOR COMPENSATION

Pursuant to authority granted under Article III, Section 13 of our bylaws, non-officer directors are entitled to such compensation as our board of directors shall from time to time determine. On March 13, 2009, we resolved to issue our outside directors, John Kuehne and William J. Bush, each 857,143 restricted shares of common stock valued at $0.021 per share in lieu of cash and meeting fees accrued and earned for the period of April 1, 2008 through December 31, 2008.  In addition, on March 13, 2009, we resolved to issue our outside director, Gordon A. Landies, 428,571 restricted shares of common stock valued at $0.021 per share in lieu of cash and meeting fees accrued and earned for the period of April 1, 2008 through December 31, 2008.

As of the date hereof, we have accrued approximately $60,000 in director’s fees for our outside directors for the period of January 1, 2009 through December 31, 2009.

The following table sets forth the compensation of our outside directors for the fiscal year ended December 31, 2009.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
John Kuehne (a)	$28,500	$	---	$	---	$	---	$	---	$	---	$28,500
Gordon A. Landies (b)	$12,000	$	---	$	---	$	---	$	---		$32,500	$44,500
William J. Bush	$24,000	$	---	$	---	$	---	$	---	$	---	$24,000

(a) Mr. Kuehne earned an additional $4,500 in fees in relation to his audit committee services and an independent review he performed during the year ended December 31, 2009.

(b) All other compensation arises from a consulting agreement which provides for monthly cash compensation that totaled $32,500 earned.

Mr. Kuehne has served as one of our directors since December 2000. Mr. Kuehne's compensation agreement currently provides for a monthly fee of $1,000 for committee services and a monthly fee of $1,000 for services as a “financial expert” (as defined in Item 407(d)(5) of Regulation S-K). We currently accrue $2,000 a month for Mr. Kuehne’s services.

Mr. Landies has served as one of our directors since December 2007. Mr. Landies’ compensation agreement currently provides for a monthly fee of $1,000 for committee services. We currently accrue $1,000 a month for Mr. Landies’ services.

Mr. Bush has served as one of our directors since December 2007. Mr. Bush’s compensation agreement currently provides for a monthly fee of $1,000 for committee services and a monthly fee of $1,000 for services as a “financial expert” (as defined in Item 407(d)(5) of Regulation S-K). We currently accrue $2,000 a month for Mr. Bush’s services.

Please refer to Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters as reported in this annual report on Form 10-K for the aggregate number of stock awards and option awards outstanding at fiscal year end 2009 for all of our directors listed above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of all outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	555,000	$0.11	945,000
Equity compensation plans not approved by security holders	3,825,000	$0.05	---
Total	4,380,000	$0.06	945,000

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

The tables below set forth information regarding the beneficial ownership of our common stock as of April 7, 2010.  The information in these tables provides the ownership information for:

▪	each person known by us to be the beneficial owner of more than 5% of our common stock;
▪	each of our directors and executive officers; and
▪	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 59,572,725 shares of common stock currently outstanding (reflects a 1-for-50 reverse stock-split of our common stock that occurred in 1997 and a 1-for-20 reverse stock-split of our common stock that occurred on March 18, 1998) and 2,300,000 additional shares potentially acquired within sixty days, for a total of 61,872,725 shares. The address of each person listed is in care of Findex.com, Inc., 620 North 129th Street, Omaha, Nebraska 68154.

Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Gordon A. Landies (1)	13,211,904	21.35%
Common Stock	John A. Kuehne (2)	6,712,371	10.85%
Common Stock	William Terrill (3)	6,298,906	10.18%
Common Stock	Steven Malone (4)	5,032,564	8.13%
Common Stock	Barron Partners, LP (5)	4,315,469	6.97%

(1)
Consists of warrants to acquire up to 2,300,000 shares of common stock, all of which are presently exercisable, 10,511,904 shares of common stock directly owned, and 400,000 shares of common stock indirectly owned through children.

(2)	Consists of stock options to acquire up to 175,000 shares of common stock, all of which are presently exercisable and 6,537,371 shares of common stock directly owned.

(3)	Consists of stock options to acquire up to 1,000,000 shares of common stock, all of which are presently exercisable and 5,298,906 shares of common stock directly owned.

(4)
Consists of stock options to acquire up to 250,000 shares of common stock, all of which are presently exercisable, 4,433,564 shares of common stock directly owned, and stock options to acquire up to 50,000 shares of common stock all of which are presently exercisable and 299,000 shares of common stock indirectly owned through spouse.

(5)	Consists 4,315,469 shares of common stock directly owned.

Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Steven Malone (1)	5,032,564	8.13%
Common Stock	Kirk R. Rowland (2)	2,366,890	3.83%
Common Stock	William Terrill (3)	6,298,906	10.18%
Common Stock	Gordon A. Landies (4)	13,211,904	21.35%
Common Stock	John A. Kuehne (5)	6,712,371	10.85%
Common Stock	William J. Bush (6)	1,173,810	1.90%
Common Stock	All officers and directors as a group (6 persons)	34,796,445	56.24%

(1)
Consists of stock options to acquire up to 250,000 shares of common stock, all of which are presently exercisable, 4,433,564 shares of common stock directly owned, and stock options to acquire up to 50,000 shares of common stock all of which are presently exercisable and 299,000 shares of common stock indirectly owned through spouse.

(2)	Consists of stock options to acquire up to 150,000 shares of common stock, all of which are presently exercisable and 2,216,890 shares of common stock directly owned.

(3)	Consists of stock options to acquire up to 1,000,000 shares of common stock, all of which are presently exercisable and 5,298,906 shares of common stock directly owned.

(4)
Consists of warrants to acquire up to 2,300,000 shares of common stock, all of which are presently exercisable, 10,511,904 shares of common stock directly owned, and 400,000 shares of common stock indirectly owned through children.

(5)	Consists of stock options to acquire up to 175,000 shares of common stock, all of which are presently exercisable and 6,537,371 shares of common stock directly owned.

(6)	Consists of 1,173,810 shares of common stock directly owned.

As of April 7, 2010, we are not aware of any contract or other arrangement, including a pledge of the company’s securities that could result in a change in the control of the company.

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

As of the date hereof, Barron Partners, LP owns 6.97% of our outstanding common stock and, subject to the restrictions contained in Article VII, subsection B of our Articles of Incorporation, controls the vote associated with such shares.

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

	2009		2008
Audit Fees (1)		$79,519.00		$74,288.00
Audit-Related Fees	$	---	$	---
Tax Fees (2)	$	---		$1,075.00
All Other Fees (3)		$585.00		$1,023.00

(1) Consists of fees for professional services rendered in connection with the audit of our financial statements included in our annual report on Form 10-K for the year-ending 2008, and the review of our financial statements included in our quarterly reports on Form 10-Q for the periods ending March 31, 2009, June 30, 2009, and September 30, 2009.

(2) Consists of fees for professional services rendered in connection with research on certain tax issues.

(3) Consists of fees for professional services rendered in connection with periodical filings with the Securities and Exchange Commission.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

14.1	Code of Ethics, adopted by Board of Directors April 7, 2010. FILED HEREWITH.

21.1	Subsidiaries of Findex.com, Inc. as of December 31, 2009. FILED HEREWITH.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated April 7, 2010. FILED HEREWITH.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated April 7, 2010. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated April 7, 2010. FILED HEREWITH.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

By: /s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: April 7, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President and Chief	April 7, 2010
Steven Malone	Executive Officer (principal executive officer)

/s/ Kirk R. Rowland	Director and Chief Financial Officer	April 7, 2010
Kirk R. Rowland	(principal financial and accounting officer)

/s/ John A. Kuehne	Director	April 7, 2010
John A. Kuehne

/s/ William J. Bush	Director	April 7, 2010
William J. Bush