Form 10-Q
period 2010-03-31
FINDEX COM INC
filed 2010-05-17
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 17, 2010, the registrant had outstanding 59,572,725 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED MARCH 31, 2010

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$98,016	$138,539
Accounts receivable, trade, net	97,176	92,515
Inventories	71,042	88,546
Other current assets	24,831	35,823
Total current assets	291,065	355,423
Property and equipment, net	11,339	13,979
Intangible assets, net	414,877	488,691
Other assets	90,691	102,434
Total assets	$807,972	$960,527

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current portion of term debt	$65,077	$83,898
Accounts payable, trade	413,495	387,082
Accounts payable, related party	53,159	78,869
Accrued royalties	849,755	815,687
Accrued payroll	108,930	125,846
Other current liabilities	219,682	205,558
Total current liabilities	1,710,098	1,696,940
Long-term debt, net	---	---
Deferred income taxes, net	4,575	4,700
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively	---	---
Common stock, $.001 par value
120,000,000 shares authorized,
59,572,725 shares issued and outstanding	59,573	59,573
Paid-in capital	7,897,780	7,897,779
Retained (deficit)	(8,864,054)	(8,698,465)
Total stockholders’ equity (deficit)	(906,701)	(741,113)
Total liabilities and stockholders’ equity (deficit)	$807,972	$960,527

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues, net of reserves and allowances	$525,320	$578,321
Cost of sales	204,748	192,009
Gross profit	320,572	386,312
Operating expenses:
Sales and marketing	96,739	164,435
General and administrative	384,706	542,088
Total operating expenses	481,445	706,523
Loss from operations	(160,873)	(320,211)
Other income (expenses), net	(4,717)	(5,501)
Loss before income taxes	(165,590)	(325,712)
Income taxes	---	---
Net loss	$(165,590)	$(325,712)

Net loss per share - Basic & Diluted:	$0.00	$(0.01)

Weighted average shares used in computing basic and diluted loss per share	59,572,725	55,172,725

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,	2010	2009

Cash flows from operating activities:
Cash received from customers	$517,920	$612,212
Cash paid to suppliers and employees	(528,263)	(571,650)
Other operating activities, net	(2,692)	(2,350)
Net cash (used) provided by operating activities	(13,035)	38,212
Cash flows from investing activities:
Software development costs	(9,592)	(56,233)
Other investing activities, net	924	(11,780)
Net cash used by investing activities	(8,668)	(68,013)
Cash flows from financing activities:
Payments made on term debt	(18,820)	(6,616)
Net cash used by financing activities	(18,820)	(6,616)
Net decrease in cash and cash equivalents	(40,523)	(36,417)
Cash and cash equivalents, beginning of year	138,539	423,371
Cash and cash equivalents, end of period	$98,016	$386,954

Reconciliation of net loss to cash flows from operating activities:
Net loss	$(165,590)	$(325,712)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Software development costs amortized	74,557	51,645
Depreciation & amortization	22,308	123,696
Bad debts provision	---	7,214
Noncash operating expenses	---	70,500
Gain on sale of property and equipment	---	(99)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(4,661)	58,329
Decrease in inventories	17,504	2,983
Decrease in other current assets	10,867	26,174
Increase in accrued royalties	34,068	23,811
Increase (decrease) in accounts payable	12,703	(15,757)
(Decrease) increase in other liabilities	(14,791)	15,428
Net cash (used) provided by operating activities	$(13,035)	$38,212

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The December 31, 2009 condensed consolidated balance sheet was derived from our audited financial statements at that date.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in our Form 10-K for the year ended December 31, 2009.

SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20-25, Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months, but up to 60 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $1,084,106, less accumulated amortization of $810,125 at March 31, 2010.

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

ASC 730, Research and Development, established accounting and reporting standards for research and development. In accordance with ASC 730-10, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $71,033 and $25,175 for the three months ended March 31, 2010 and 2009, respectively, included in general and administrative expenses.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in “Other assets” on our condensed consolidated balance sheets, were $150,084, less accumulated amortization of $68,356 at March 31, 2010.

RESTRICTED CASH

Restricted cash represents cash held in reserve by our merchant banker to allow for a potential increase in credit card charge backs from increased consumer purchases.  Total restricted cash included in “Other assets” on the condensed consolidated balance sheets was $ -0- and $6,000 at March 31, 2010 and December 31, 2009, respectively.

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

The following table shows the amounts used in computing earnings per common share and the average number of shares of dilutive potential common stock:

For the Three Months Ended March 31,	2010	2009

Net loss	$(165,590)	$(325,712)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(165,590)	$(325,712)

Basic weighted average shares outstanding	59,572,725	55,172,725
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	59,572,725	55,172,725

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures, (amendments to ASC 820). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2010. Adoption of ASU 2010-06 will not have a material impact on our consolidated financial statements.
.
Certain Revenue Arrangements That Contain Software Elements

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, (amendments to ASC 985). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 is effective for fiscal years beginning after June 15, 2010, with early adoption permitted, and may be applied prospectively for new or materially modified arrangements. Adoption of ASU 2009-14 will not have a material impact on our consolidated financial statements.

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of the selling price.  The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is effective for fiscal years beginning after June 15, 2010, with early adoption permitted, and may be applied prospectively for new or materially modified arrangements. Adoption of ASU 2009-13 will not have a material impact on our consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of March 31, 2010, we had a net loss of $165,590, and negative working capital of $1,419,033, and an accumulated deficit of $8,864,054 and $8,698,465 as of March 31, 2010 and December 31, 2009, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2010, we are taking several actions intended to mitigate against this risk. These actions include pursuing the sale of product lines and pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 3 – INVENTORIES

At March 31, 2010, inventories consisted of the following:

Raw materials	$59,882
Finished goods	20,395
Less reserve for obsolete inventory	(9,235)
Inventories	$71,042

NOTE 4 – RESERVES AND ALLOWANCES

At March 31, 2010, the allowance for doubtful accounts included in Accounts receivable, trade, net, consisted of the following:

Balance December 31, 2009	$16,700
Bad debts provision (included in Other operating expenses)	---
Accounts written off	(2,684)
Collection of accounts previously written off	---
Balance March 31, 2010	$14,016

At March 31, 2010, the reserve for obsolete inventory included in Inventories consisted of the following:

Balance December 31, 2009	$14,781
Provision for obsolete inventory	3,675
Obsolete inventory written off	(9,221)
Balance March 31, 2010	$9,235

At March 31, 2010, the reserve for sales returns included in Other current liabilities consisted of the following:

Balance December 31, 2009	$121,165
Return provision – sales	33,600
Return provision – cost of sales	(5,040)
Returns processed	(31,299)
Balance March 31, 2010	$118,426

NOTE 5 – DEBT

At March 31, 2010, the current portion of debt consisted of the following:

Unsecured term note payable to a premium finance company due April 2010 in monthly installments of $1,664, including interest at 5.73%.	$1,656

Unsecured term note payable to a vendor for advertising due July 2010 in monthly installments of $2,000, including interest at 10%.	7,421

Unsecured term note payable to a shareholder due March 2008 in monthly installments of $10,000, plus interest at 8%, through April 2007, and monthly installments of $20,000, plus interest at 8%, beginning May 2007. Interest on overdue principal accrues at 15%.	56,000
Current portion of debt	$65,077

At March 31, 2010, we were current on the unsecured term notes payable to the premium finance company and the advertising vendor.  We remain in arrears for the final three payments of the unsecured term note payable to a shareholder.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

We are subject to legal proceedings and claims that may arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these potential actions will not materially affect our financial statements taken as a whole.

Our employment agreements with our management team each contain a provision for an annual bonus equal to 1% of our income from operations adjusted for other income and interest expense (3% total). We accrue this bonus on a quarterly basis ($-0- at March 31, 2010). Our management team consists of the following:

	Chief Executive Officer	Chief Technology Officer	Chief Financial Officer
Base Annual Salary	$150,000	$150,000	$110,000

In addition to the bonus provisions and annual base salary, each employment agreement provides for payment of the following for termination by reason of disability.

	Accrued Base Salary	Vested Deferred Vacation Compensation
Included in Other current liabilities at March 31, 2010	$13,796	$30,106

The agreements also provide for severance compensation equal to the then base salary until the later of (i) the expiration of the term of the agreement as set forth therein or (ii) one year, when the termination is other than for cause (including termination by reason of disability). There is no severance compensation in the event of voluntary termination or termination for cause.  See Note 8.

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

NOTE 7 – RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We depend upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making materials available to us, operations could be adversely affected.

NOTE 8 – SUBSEQUENT EVENTS

The employment agreements with our management team each expired on April 14, 2010.  None of the agreements were extended nor are new agreements being considered.  See Note 6.

Management has reviewed and evaluated material subsequent events from the balance sheet date of March 31, 2010 through the financial statements issue date of May 17, 2010.  All appropriate subsequent disclosures, if any, have been made in the Notes to the Condensed Consolidated Financial Statements.

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

This information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this quarterly report, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

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

Management Overview

During the first quarter of 2010, we focused on our two product lines, QuickVerse® and FormTool® and their respective websites.  Specifically, we focused on expanding the content for the QuickVerse® product line and an upgrade to the FormTool® website. Overall, we continued to concentrate on building our technology platform and infrastructure in order to become a more Webcentric provider of online products.

While we did not release any new collections for our QuickVerse® product line during the first quarter of 2010, we did reintroduce, reformat and make available as a downloadable product the following two content collections:

▪	Fisherman Study Guide Series Complete Collection with a retail price of $169.95; and
▪	Spiritual Encounter Guides with a retail price of $29.95.

In addition, during the first quarter of 2010 our development team began working on our annual upgrade release of the QuickVerse® Windows platform. Finally, we continued working on the revamping of our website for our FormTool® product line in order to add greater functionality to the website.  Although there can be no assurance, this revamped website is scheduled to be launched in the second quarter of 2010.

Results of Operations for Quarters Ending March 31, 2010 and March 31, 2009

Statements of Operations for Quarters Ending March 31	2010	2009	Change
Net revenues	$525,320	$578,321	$(53,001)
Cost of sales	(204,748)	(192,009)	(12,739)
Gross profit	$320,572	$386,312	$(65,740)
Sales, marketing and general and administrative expenses	(481,445)	(706,523)	225,078
Loss from operations	$(160,873)	$(320,211)	$159,338
Other income (expenses), net	(4,717)	(5,501)	784
Loss before income taxes	$(165,590)	$(325,712)	$160,122
Income taxes	---	---	---
Net loss	$(165,590)	$(325,712)	$160,122

The differing results of operations are primarily attributable to the following:

▪	a decrease in net revenues for the three months ended March 31, 2010 partly attributable to the following:
	▪	the decreased number of upgrade sales;
	▪	the decreased number of product releases; and
	▪	the current economic downturn; and
▪	a decrease in sales, marketing and general and administrative expenses for the three months ended March 31, 2010 arising from our continuous efforts to cut costs.

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating less than 30% of our annual sales.

Revenues

The following table presents our revenues for the three months ended March 31, 2010 and March 31, 2009 and dollar and percentage changes from the prior year.

					Change
Revenues for Three Months Ending March 31	2010	% to Sales	2009	% to Sales	$	%
Gross revenues	$559,728	100%	$650,061	100%	$(90,333)	14%
Less estimated sales returns and allowances	(34,408)	6%	(71,740)	11%	37,332	52%
Net revenues	$525,320	94%	$578,321	89%	$(53,001)	9%

During each of the three months ended March 31, 2010 and 2009, our sales efforts were focused on directly targeting end-users through telemarketing and Internet sales.  Due to the increased frequency and consistency in our development schedule in regards to the annual release of our flagship product, QuickVerse®, upgrade sales have not been increasing at as rapid a rate as they have in previous years; and therefore, we experienced a decrease in gross revenues for the three months ended March 31, 2010.  The decreased number of product releases for the year ended December 31, 2009 and the three months ended March 31, 2010 were also contributing factors to the decrease in our gross revenues.  Finally, we believe the current economic downturn has had a negative impact on our retail sales as well as our direct sales. Although there can be no assurance, we anticipate that our revenues in the future related to the QuickVerse® product line will remain moderately consistent with our 2009 quarterly and annual figures as we continue to expand the content made available for our QuickVerse® products on multiple platforms, offer our products at a range of price points intended to appeal to various market sub-segments and offer new venues to gain access to the expanded content available for our QuickVerse® customers.

Nonetheless, during the three months ended March 31, 2010, we did recognize approximately $43,000 in revenue from the FormTool® product line, which was an increase of approximately $12,000 from approximately $31,000 for the three months ended March 31, 2009. Although there can be no assurance, we do anticipate our revenues in relation to the FormTool® product line to increase in the near-term based on our anticipated enhancements of the revamped FormTool.com website and our continued sales of the upgrade release of the FormTool® 7.0 desktop product line which was released in September 2008.

As a percentage of gross revenues, our sales returns and allowances decreased significantly for the three months ended March 31, 2010 compared to March 31, 2009.  Typically, product returns trend upward after a new version is released as distributors and retail stores return old product in exchange for the new version release. The decrease for the three months ended March 31, 2010 is attributed to our distributors and retail stores returning a majority of their old product exchange of QuickVerse® 2009 for the newest version release QuickVerse® 2010 during the last three months of the year ended December 31, 2009. In past years, these returns and exchanges generally have taken place in the first quarter of the year. Furthermore, for the three months ended March 31, 2009 we had increased our reserve of sales returns due to the downturn in the economic environment.  Generally going forward, it is our objective to release enhanced versions of our biggest-selling products on an annual basis, and as a percentage of gross revenues we anticipate sales returns and allowances to decrease over time as a result of increased stability in the functionality of our products, decreasing reliance on retail sales and increasing reliance on direct sales, which have historically resulted in fewer returns, and improved planning in the timing of new product version releases.

Cost of Sales

The following table presents our cost of sales for the three months ended March 31, 2010 and March 31, 2009 and dollar and percentage changes from the prior year.

					Change
Cost of Sales for Three Months Ending March 31	2010	% to Sales	2009	% to Sales	$	%
Direct costs	$41,357	7%	$57,849	9%	$(16,492)	29%
Less estimated cost of sales returns and allowances	(5,040)	1%	(10,740)	2%	5,700	53%
Amortization of software development costs	74,557	13%	51,645	8%	22,912	44%
Royalties	54,742	10%	45,620	7%	9,122	20%
Freight-out	24,285	4%	26,795	4%	(2,510)	9%
Fulfillment	14,847	3%	20,840	3%	(5,993)	29%
Cost of sales	$204,748	37%	$192,009	30%	$12,739	7%

Cost of sales consists primarily of direct costs, amortization of capitalized software development costs, non-capitalized technical support wages, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, fulfilling and shipping our products.

The net increase in cost of sales between the three months ended March 31, 2010 and the corresponding period during 2009 is predominately attributable to increased amortization of software development costs and increased royalties. Offsetting to some degree is the decrease in direct costs, which is a result of scaling down our technical support department as our products continue to become more functionally stable.  Furthermore, the releases of QuickVerse® Macintosh 3.0 in August 2009 and the QuickVerse® Commentary Series in December 2009 led to the increased amount of amortization for the three months ended March 31, 2010.  We did not have a Macintosh release during 2008 which led to less amortization during 2009.

Royalties increased in real terms and as a percentage of sales for the three months ended March 31, 2010.  This increase in royalty expense is due to fewer sales returns for the three months ended March 31, 2010 as well as the increased sales in the Macintosh platform of our QuickVerse® product line in relation to the recent upgrade release. Although there can be no assurance, we anticipate our royalty accruals to either remain stable or increase in the future in real terms as sales to new customers increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products. Upgrade sales will remain only subject to royalties on their content additions.

Freight costs remained stable as a percentage of gross revenues as a result of decreased sales volume as well as our internal transformation to provide more of our software products to be delivered via a download from our website. Although there can be no assurance, we anticipate freight costs to remain consistent with this current trend as we focus our sales efforts on direct and/or upgrade sales and continue to advertise and enhance the ability to offer our software products as downloads from our website. Fulfillment costs decreased in real terms as we have reduced our fulfillment workforce due to the decreased sales volume.

The amortization recognized during the three months ended March 31, 2010 resulted mainly from the following software releases:

▪	FormTool® 7.0 (released September 2008),
▪	QuickVerse® 2009 (released October 2008),
▪	QuickVerse® Macintosh 3.0 (released August 2009),
▪	QuickVerse® 2010 (released October 2009),
▪	QuickVerse® Commentary Series (released December 2009) and
▪	Multiple new content additions for QuickVerse® products (released April 2007 through August 2009).

Comparatively, during the three months ended March 31, 2009, the amortization recognized resulted mainly from the following software releases:

▪	FormTool® 7.0 (released September 2008),
▪	QuickVerse® 2009 (released October 2008),
▪	Charles H. Spurgeon Collection (released February 2009),
▪	Sermon Builder 5.0 (released March 2009) and
▪	Multiple new content additions for QuickVerse® products (released April 2007 through November 2008).

As stated above, the increase in amortization for the three months ended March 31, 2010 is the result of fewer development projects that were released during the fiscal year 2008 which ultimately led to less amortization for the year of 2009. In the future, our objective is to realize overall increases in revenues due to aggressive product development and release schedules as well as the acquisitions of new product lines.

In the future, as we continue to implement our strategy to become a principally Webcentric provider of online products, we anticipate experiencing a decrease in cost of sales, specifically direct costs, freight and fulfillment, as more of our products will become available for download.

Software Development Costs For Three Months Ending March 31,	2010	2009
Beginning balance	$338,947	$330,018
Capitalized	9,592	56,233
Amortized (Cost of sales)	(74,557)	(51,645)
Ending Balance	$273,982	$334,606
Research and development expense (General and administrative)	$71,033	$25,175

For the three months ended March 31, 2010, the decrease in capitalized costs as well as the increase in research and development expense is the result of fewer key development projects being worked on by our development team.  Comparatively for the three months ended March 31, 2009 our development team was focusing their efforts on several new software projects, such as QuickVerse® Macintosh 3.0 and Sermon Builder 5.0, as well as website development projects. Overall, we continue to experience increased efficiency in our development output (both internal and external) as evidenced by our development team meeting internal project completion dates in relation to our QuickVerse® product line.

Sales, General and Administrative

						Change
Sales, General and Administrative Costs for Three Months Ending March 31	2010		% to Sales	2009	% to Sales	$	%
Selected expenses:
Commissions	$	---	0%	$1,500	0%	$(1,500)	100%
Advertising and direct marketing		38,472	7%	38,390	6%	82	0%
Sales and marketing wages		58,267	10%	117,331	18%	(59,064)	50%
Other sales and marketing costs		---	0%	7,214	1%	(7,214)	100%
Total sales and marketing		$96,739	17%	$164,435	25%	$(67,696)	41%
Personnel costs		$122,183	22%	$190,714	29%	$(68,531)	36%
Amortization and depreciation		22,308	4%	123,695	19%	(101,387)	82%
Research and development		71,033	13%	25,175	4%	45,858	182%
Other general and administrative costs		169,182	30%	202,504	31%	(33,322)	16%
Total general and administrative		$384,706	69%	$542,088	83%	$(157,382)	29%
Total sales, marketing, general and administrative		$481,445	86%	$706,523	109%	$(225,078)	32%

As gross revenues decreased for the three months ended March 31, 2010, total sales, marketing and general and administrative costs also significantly decreased.  We have discontinued our contract with a third party for telemarketing services, and therefore, no longer incur commission fees. Although there can be no assurance, we do not anticipate relying on a third party for telemarketing services in the future. Advertising and direct marketing costs remained relatively stable, and we anticipate these costs to remain on this current trend in future periods. We continue to focus on enhancing our product visibility online by increasing and focusing more on our direct marketing efforts, while limiting the scope and frequency of our print advertising campaigns to those that we can capitalize on the most in order to maximize sales associated with new products, product enhancements and potential new product lines.  During the three months ended March 31, 2010, sales and marketing wages - reclassified, decreased as a result of streamlining our CBA sales team, and therefore, we anticipate a decrease in future periods. Furthermore, during the three months ended March 31, 2009 we recognized approximately $21,000 of expense related to 725,000 restricted shares of common stock issued to our sales team employees. While we would like to expand our in-house direct-telemarketing sales team in relation to our current and potential new product lines, we may not be able to do so in the immediate future due to budget constraints that we have imposed as a result of our weak working capital position and the current, relatively unfavorable macro-economic climate for non-essential consumer products.

In addition to the decrease in total net personnel costs, gross direct salaries and wages, before adjustments of capitalized wages and reclassifications, decreased approximately $167,000, from approximately $389,000 for the three months ended March 31, 2009 to approximately $222,000 for the three months ended March 31, 2010. For the three months ended March 31, 2009, we recognized approximately $105,000 of expense related to 3,357,143 restricted shares of common stock issued to employees as compensation for services rendered January 1, 2004 through December 31, 2008. The decrease in gross personnel costs is the result of the departure of a member of the product development team as we have streamlined this department with external, independently contracted developers, the reduction in our technical support staff as our software products become more stable, the loss of our Vice President of Sales as we have restructured our CBA sales team, the departure of a customer service representative as well as a member of the accounting team and a member of the fulfillment team. As a percentage of gross revenues, gross direct salaries and wages decreased approximately 20% from approximately 60% for the three months March 31, 2009 to approximately 40% for the three months ended March 31, 2010. Due to workforce reductions attributable to the current, relatively unfavorable macro-economic climate for non-essential consumer products, we anticipate direct salaries and wages to decrease in the future.

The decrease in the amortization and depreciation expense is mainly attributable to the decrease in amortization. The software license we acquired in 1999, from which we derive our base intellectual property rights associated with the products that are responsible for generating the overwhelming majority of our revenues (the “1999 license”), was being amortized over a 10 year useful life and became fully amortized as of June 30, 2009.  Amortization expense for the three months ended March 31, 2009 reflects the continual amortization of the 1999 license.  In addition, for the three months ended March 31, 2010 and March 31, 2009 the amortization expense reflects the amortization of the FormTool® assets we acquired in February 2008. The FormTool® assets are amortized over a period of years that range from less than one year to ten years and approximate $3,000 of amortization expense each month.  Finally, for the three months ended March 31, 2009 we recognized amortization expense for our FormTool® website, www.formtool.com, which was successfully re-launched in September 2008.  Overall, we anticipate amortization and depreciation expense to decrease in future periods as the amortization related to the 1999 license has ceased.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). The increase in software development costs related to third-party developers and direct labor expensed as research and development reflects less capitalization of research and development costs for the three months ended March 31, 2010. Comparatively, during the three months ended March 31, 2009 our development staff was working on several development projects which resulted in greater capitalization of research and development costs and a decrease in research and development costs expensed.  In future periods, we anticipate research and development expenses to either slightly decrease or remain stable as we have experienced increased efficiency in our development output (both internal and external).

Income Taxes

For the three months ended March 31, 2010 and 2009, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

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

Working Capital	March 31, 2010	December 31, 2009
Current assets	$291,065	$355,423
Current liabilities	$1,710,098	$1,696,940
Retained deficit	$8,864,054	$8,698,465

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

Cash Flows for Three Months Ending March 31	2010	2009	Change	%
Cash flows (used) provided by operating activities	$(13,035)	$38,212	$(51,247)	134%
Cash flows (used) by investing activities	$(8,668)	$(68,013)	$59,345	87%
Cash flows (used) by financing activities	$(18,820)	$(6,616)	$(12,204)	184%

Net cash used by operating activities increased for the three months ended March 31, 2010 due to mainly a reduction in cash received from customers which was offset in part by a reduction in payments made to content providers, vendors and employees.

The decrease in net cash used by investing activities for the three months ended March 31, 2010 was due to the lack of investing activities related to capitalized software and website development costs.

The increase in net cash used by financing activities for the three months ended March 31, 2010 was the result of continued payments made on long-term notes payable, which included an additional note payable to an advertising vendor as compared to the three months ended March 31, 2009.

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

At March 31, 2010, the total future minimum rental payments required under these leases is approximately $123,000 through the year 2012.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q March 31, 2010, and have determined that such disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2010, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended March 31, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2010, we are in default under a certain unsecured term note payable to a shareholder in the total amount of approximately $75,000.  The arrearage as of such date was $56,000, plus interest.  In accordance with the terms of the note, our default has triggered an acceleration of the entire balance plus accumulated interest.

ITEM 4. (REMOVED AND RESERVED).

There were no reportable events under this Item 4 during the quarterly period ended March 31, 2010.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended March 31, 2010.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated May 17, 2010. FILED HEREWITH.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated May 17, 2010. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 17, 2010. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: May 17, 2010	By	/s/ Steven Malone
Steven Malone
President and Chief Executive Officer

Date: May 17, 2010	By	/s/ Kirk R. Rowland
Kirk R. Rowland, CPA
Chief Financial Officer (Principal Financial & Accounting Officer)