Form 10-Q
period 2010-06-30
FINDEX COM INC
filed 2010-08-23
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At August 23, 2010, the registrant had outstanding 67,349,153 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED JUNE 30, 2010

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$50,700	$138,539
Accounts receivable, trade, net	46,752	92,515
Inventories	58,612	88,546
Other current assets	45,690	35,823
Total current assets	201,754	355,423
Property and equipment, net	9,349	13,979
Intangible assets, net	421,747	488,691
Other assets	79,855	102,434
Total assets	$712,705	$960,527

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current portion of term debt	$73,088	$83,898
Accounts payable, trade	421,087	387,082
Accounts payable, related party	55,323	78,869
Accrued royalties	867,870	815,687
Accrued payroll	113,207	125,846
Other current liabilities	236,181	205,558
Total current liabilities	1,766,756	1,696,940
Deferred income taxes, net	4,284	4,700
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively	---	---
Common stock, $.001 par value
120,000,000 shares authorized,
59,572,725 shares issued and outstanding	59,573	59,573
Paid-in capital	7,897,779	7,897,779
Retained (deficit)	(9,015,687)	(8,698,465)
Total stockholders’ equity (deficit)	(1,058,335)	(741,113)
Total liabilities and stockholders’ equity (deficit)	$712,705	$960,527

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues, net of reserves and allowances	$379,428	$458,246	$904,748	$1,036,567
Cost of sales	148,550	165,061	353,298	357,070
Gross profit	230,878	293,185	551,450	679,497
Operating expenses:
Sales and marketing	93,066	98,588	189,805	263,023
General and administrative	286,304	438,406	671,010	980,494
Total operating expenses	379,370	536,994	860,815	1,243,517
Loss from operations	(148,492)	(243,809)	(309,365)	(564,020)
Other income (expenses), net	(3,141)	(6,593)	(7,858)	(12,094)
Loss before income taxes	(151,633)	(250,402)	(317,223)	(576,114)
Income taxes	---	---	---	---
Net loss	$(151,633)	$(250,402)	$(317,223)	$(576,114)

Net loss per share - Basic & Diluted:	$0.00	$0.00	$(0.01)	$(0.01)

Weighted average shares used in computing basic and diluted loss per share	59,572,725	59,572,725	59,572,725	57,384,880

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,	2010	2009

Cash flows from operating activities:
Cash received from customers	$947,339	$1,093,689
Cash paid to suppliers and employees	(932,116)	(1,094,108)
Other operating activities, net	(3,814)	(7,806)
Net cash (used) provided by operating activities	11,409	(8,225)
Cash flows from investing activities:
Software development costs	(63,901)	(98,898)
Other investing activities, net	(9,009)	(27,978)
Net cash used by investing activities	(72,910)	(126,876)
Cash flows from financing activities:
Payments made on term debt	(26,338)	(26,917)
Net cash used by financing activities	(26,338)	(26,917)
Net decrease in cash and cash equivalents	(87,839)	(162,018)
Cash and cash equivalents, beginning of year	138,539	423,371
Cash and cash equivalents, end of period	$50,700	$261,353

Reconciliation of net loss to cash flows from operating activities:
Net loss	$(317,223)	$(576,114)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Software development costs amortized	122,979	88,311
Depreciation & amortization	44,159	247,468
Bad debts provision	---	7,398
Noncash operating expenses	---	70,500
Gain on sale of property and equipment	(75)	(99)
Change in assets and liabilities:
Decrease in accounts receivable	45,763	96,063
Decrease in inventories	29,934	21,767
Decrease in other current assets	5,245	13,715
Increase in accrued royalties	52,183	20,542
Increase (decrease) in accounts payable	22,459	(31,710)
Increase in other liabilities	5,985	33,934
Net cash (used) provided by operating activities	$11,409	$(8,225)

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
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

SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20-25, Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months, but up to 60 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $1,138,415, less accumulated amortization of $858,547 at June 30, 2010.

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

ASC 730, Research and Development, established accounting and reporting standards for research and development. In accordance with ASC 730-10, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $95,900 and $114,059 for the six months ended June 30, 2010 and 2009, respectively, included in general and administrative expenses.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in “Other assets” on our condensed consolidated balance sheets, were $150,084, less accumulated amortization of $79,200 at June 30, 2010.

RESTRICTED CASH

Restricted cash represents cash held in reserve by our merchant banker to allow for a potential increase in credit card charge backs from increased consumer purchases.  Total restricted cash included in “Other assets” on the condensed consolidated balance sheets was $ -0- and $6,000 at June 30, 2010 and December 31, 2009, respectively.

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

The following table shows the amounts used in computing earnings per common share and the average number of shares of dilutive potential common stock:

For the Three Months Ended June 30,	2010	2009

Net loss	$(151,633)	$(250,402)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(151,633)	$(250,402)

Basic weighted average shares outstanding	59,572,725	59,572,725
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	59,572,725	59,572,725

For the Six Months Ended June 30,	2010	2009

Net loss	$(317,223)	$(576,114)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(317,223)	$(576,114)

Basic weighted average shares outstanding	59,572,725	57,384,880
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	59,572,725	57,384,880

RECENT ACCOUNTING PRONOUNCEMENTS

Subsequent Events

In February 2010, the FASB issued ASU 2010-09, Subsequent Events, (amendments to ASC 855). ASU 2010-09 removes the requirement to disclose the date through which an entity has evaluated subsequent events and is effective for interim annual periods beginning after June 15, 2010. The adoption of ASU 2010-09 is not expected to have a material impact on our consolidated financial statements.

Certain Revenue Arrangements That Contain Software Elements

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, (amendments to ASC 985). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 is effective for fiscal years beginning after June 15, 2010, with early adoption permitted, and may be applied prospectively for new or materially modified arrangements. Adoption of ASU 2009-14 is not expected to have a material impact on our consolidated financial statements.

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price.  The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is effective for fiscal years beginning after June 15, 2010, with early adoption permitted, and may be applied prospectively for new or materially modified arrangements. Adoption of ASU 2009-13 is not expected to have a material impact on our consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of June 30, 2010, we had a net loss of $317,223, and negative working capital of $1,565,002, and an accumulated deficit of $9,015,687 and $8,698,465 as of June 30, 2010 and December 31, 2009, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2010, we are taking several actions intended to mitigate against this risk. These actions include pursuing the sale of product lines and pursuing mergers and acquisitions that are intended to potentially provide profitable operations and positive operating cash flow over the near- or long-term.

NOTE 3 – INVENTORIES

At June 30, 2010, inventories consisted of the following:

Raw materials	$52,449
Finished goods	17,031
Less reserve for obsolete inventory	(10,868)
Inventories	$58,612

NOTE 4 – RESERVES AND ALLOWANCES

At June 30, 2010, the allowance for doubtful accounts included in Accounts receivable, trade, net, consisted of the following:

Balance December 31, 2009	$16,700
Bad debts provision (included in Other operating expenses)	---
Accounts written off	(3,156)
Collection of accounts previously written off	---
Balance June 30, 2010	$13,544

At June 30, 2010, the reserve for obsolete inventory included in Inventories consisted of the following:

Balance December 31, 2009	$14,781
Provision for obsolete inventory	5,395
Obsolete inventory written off	(9,308)
Balance June 30, 2010	$10,868

At June 30, 2010, the reserve for sales returns included in Other current liabilities consisted of the following:

Balance December 31, 2009	$121,165
Return provision – sales	57,900
Return provision – cost of sales	(8,685)
Returns processed	(52,387)
Balance June 30, 2010	$117,993

NOTE 5 – INTANGIBLE ASSETS

In May 2010, we purchased certain copyrights from Houghton Mifflin Harcourt Publishing Company for $10,000.  The copyrights were related to our 1999 license agreement with Parsons Technology, Inc. in relation to which Houghton Mifflin Harcourt Publishing Company had been the latest licensor-assignee in a succession of assignments dating back to 1999 and originating with Parsons Technology, Inc.  The license that we acquired in 1999 provided us with the right to publish, use, distribute, sublicense and sell, exclusively worldwide in non-secular channels and non-exclusively on an unrestricted basis in secular channels, a collection of 65 individual top-selling Christian-related software titles owned by Parsons Technology, including QuickVerse, among others. The acquired copyrights will be amortized over a 10 year useful life as was the original software license we acquired in 1999.

NOTE 6 – DEBT

At June 30, 2010, the current portion of debt consisted of the following:

Unsecured term note payable to a finance company due March 2011 in monthly installments of $1,775, including interest at 6.84% APR.	$15,529

Unsecured term note payable to a vendor for advertising due July 2010 in monthly installments of $2,000, including interest at 10% APR.	1,559

Unsecured (delinquent) term note payable to a shareholder due March 2008 in monthly installments of $10,000, plus interest at 8% APR, through April 2007, and monthly installments of $20,000, plus interest at 8% APR, beginning May 2007. Interest on overdue principal accruing at 15% APR.	56,000
Current portion of debt	$73,088

At June 30, 2010, we were current on the unsecured term notes payable to the finance company and the advertising vendor.  We remain in arrears for the final three payments of the unsecured term note payable to a shareholder.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

The employment agreements with our management team each expired on April 14, 2010. None of the agreements were extended nor are new agreements being considered. Our management team consists of the following:

	Chief Executive Officer	Chief Technology Officer	Chief Financial Officer
Base Annual Salary	$150,000	$150,000	$110,000

Although the employment agreements have expired, we have accrued the following for our management team as of June 30, 2010:

	Accrued Base Salary	Vested Deferred Vacation Compensation
Included in Other current liabilities at June 30, 2010	$23,319	$28,514

Included in QuickVerse, our flagship software product, is substantial content that we have licensed from various publishers pursuant to agreements that in some cases have since expired in accordance with their stated terms and in relation to which we have, in the aggregate, material outstanding liabilities for unpaid royalties, including arrearages.  Although we are currently pursuing resolution of these matters, there can be no assurance that we will be able to secure new agreements or retroactive extensions of the now-expired agreements, and should any, some, or all of the publishers with which we are in discussions demand that we cease and desist from including their content in our products, the adverse consequences to our business would be highly material.

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

NOTE 8 – RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We depend upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making materials available to us, operations could be adversely affected.

NOTE 9 – SUBSEQUENT EVENTS

In July 2010, Kirk Rowland resigned as our Chief Financial Officer and from our Board of Directors.  Mr. Rowland will continue to assist our company from time to time in connection with various accounting and related financial matters on an independent consulting basis.  See Note 7.

On August 9, 2010, we resolved to issue 3,571,428 restricted shares of common stock valued at $7,500 to our outside board of directors as compensation awards in lieu of cash for services from January 1, 2009 through June 30, 2010 valued at $90,000. Furthermore, the board of directors agreed that the difference between the value of the restricted shares of common stock and their services, which totals $82,500, would be recorded as contributed capital. We also resolved to issue 350,000 restricted shares of common stock valued at $735 to our outside board of directors as compensation for past services rendered in connection with their service on the board of directors.

On August 9, 2010, we resolved to issue 1,400,000 restricted shares of common stock valued at $2,940 to our executive officers, and 155,000 restricted shares of common stock valued at $326 to our non-executive employees for services rendered in connection with their employment.

On August 9, 2010, we resolved to issue 2,300,000 restricted shares of common stock valued at $4,830 to a consultant, whom is a non-independent member of the board of directors, for services rendered in connection with their time as a consultant.

On August 9, 2010, we resolved to cancel warrants to purchase up to 1,000,000 restricted shares of our common stock with an exercise price of $0.032 per share, options to purchase up to 1,000,000 restricted shares of our common stock with an exercise price of $0.05 per share, and options to purchase up to 905,000 restricted shares of our common stock with an exercise price of $0.11 per share.

Management has reviewed and evaluated material subsequent events from the balance sheet date of June 30, 2010 through the financial statements issue date of August 23, 2010.  All appropriate subsequent disclosures, if any, have been made in the Notes to the Condensed Consolidated Financial Statements.

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

Management Overview

During the first and second quarters of 2010, we focused on our two product lines, QuickVerse® and FormTool® and their respective websites.  Specifically, we focused on expanding the content for the QuickVerse® product line and an upgrade to the FormTool® website. Overall, we continued to concentrate on building our technology platform and infrastructure in order to become a more Webcentric provider of online products.

While we did not release any new collections for our QuickVerse® product line during the first and second quarters of 2010, we did reintroduce, reformat and make available as a downloadable product the following two content collections:

▪	Fisherman Study Guide Series Complete Collection with a retail price of $169.95; and
▪	Spiritual Encounter Guides with a retail price of $29.95.

In addition, during the second quarter of 2010 our development team continued to focus on our annual upgrade release of the QuickVerse® Windows platform as well as a new commentary collection for the QuickVerse® product line. Although there can be no assurance, the new edition of QuickVerse® Windows is scheduled to be released in the fourth quarter of 2010, and the new commentary collection is scheduled to be released in the third quarter of 2010. Finally, we continued working on the revamping of our website for our FormTool® product line in order to add greater functionality to the website.  Although there can be no assurance, this revamped website is scheduled to be launched in the third quarter of 2010.

Results of Operations for Six Months Ending June 30, 2010 and June 30, 2009

Statements of Operations for Six Months Ending June 30	2010	2009	Change
Net revenues	$904,748	$1,036,567	$(131,819)
Cost of sales	(353,298)	(357,070)	3,772
Gross profit	$551,450	$679,497	$(128,047)
Sales, marketing and general and administrative expenses	(860,815)	(1,243,517)	382,702
Loss from operations	$(309,365)	$(564,020)	$254,655
Other income (expenses), net	(7,858)	(12,094)	4,236
Loss before income taxes	$(317,223)	$(576,114)	$258,891
Income taxes	---	---	---
Net loss	$(317,223)	$(576,114)	$258,891

The differing results of operations are primarily attributable to the following:

▪	a decrease in net revenues for the six months ended June 30, 2010 partly attributable to the following:
	▪	the decreased number of upgrade sales;
	▪	the decreased number of product releases; and
	▪	the current economic downturn; and
▪	a decrease in sales, marketing and general and administrative expenses for the six months ended June 30, 2010 arising from our continuous efforts to cut costs.

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating less than 30% of our annual sales.

Revenues

The following table presents our revenues for the six months ended June 30, 2010 and June 30, 2009 and dollar and percentage changes from the prior year.

					Change
Revenues for Six Months Ending June 30	2010	% to Sales	2009	% to Sales	$	%
Gross revenues	$963,839	100%	$1,158,651	100%	$(194,812)	17%
Less estimated sales returns and allowances	(59,091)	6%	(122,084)	11%	62,993	52%
Net revenues	$904,748	94%	$1,036,567	89%	$(131,819)	13%

During each of the six months ended June 30, 2010 and 2009, our sales efforts were focused on directly targeting end-users through telemarketing and Internet sales.  Due to the increased frequency and consistency in our development schedule in regards to the annual release of our flagship product, QuickVerse®, upgrade sales have not been increasing at as rapid a rate as they have in previous years; and therefore, we experienced a decrease in gross revenues for the six months ended June 30, 2010.  We’ve also experienced a decrease in the number of product releases for the six months ended June 30, 2010, which is a contributing factor to the decrease in our gross revenues. Finally, we believe the current economic downturn has had a negative impact on our retail sales as well as our direct sales. Although we have experienced decreased revenues for the six months ended June 30, 2010, and although there can be no assurance, we anticipate that revenues will increase for the third and fourth quarters of 2010 as they typically are our strongest quarters of the year as years past have shown.

On the other hand, during the six months ended June 30, 2010, we did recognize approximately $68,000 in revenue from the FormTool® product line, which was an increase of approximately $15,000 from approximately $53,000 for the six months ended June 30, 2009. Although there can be no assurance, we do anticipate our revenues in relation to the FormTool® product line to increase in the near-term based on our anticipated enhancements of the revamped FormTool.com website and our continued sales of the upgrade release of the FormTool® 7.0 desktop product line which was released in September 2008.

As a percentage of gross revenues, our sales returns and allowances decreased significantly for the six months ended June 30, 2010 compared to June 30, 2009.  Typically, product returns trend upward after a new version is released as distributors and retail stores return old product in exchange for the new version release. The decrease for the six months ended June 30, 2010 is a result of our distributors and retail stores returning a majority of their old product exchange of QuickVerse® 2009 for the newest version release QuickVerse® 2010 during the last three months of the year ended December 31, 2009. In past years, these returns and exchanges generally have taken place in the first quarter of the year. Furthermore, for the six months ended June 30, 2009 we had increased our reserve of sales returns due to the downturn in the economic environment.  Generally going forward, it is our objective to release enhanced versions of our biggest-selling products on an annual basis, and as a percentage of gross revenues we anticipate sales returns and allowances to decrease over time as a result of increased stability in the functionality of our products, decreasing reliance on retail sales and increasing reliance on direct sales, which have historically resulted in fewer returns, and improved planning in the timing of new product version releases.

Cost of Sales

The following table presents our cost of sales for the six months ended June 30, 2010 and June 30, 2009 and dollar and percentage changes from the prior year.

					Change
Cost of Sales for Six Months Ending June 30	2010	% to Sales	2009	% to Sales	$	%
Direct costs	$68,733	7%	$102,895	9%	$(34,162)	33%
Less estimated cost of sales returns and allowances	(8,685)	1%	(18,225)	2%	9,540	52%
Amortization of software development costs	122,980	13%	88,311	8%	34,669	39%
Royalties	99,220	10%	100,140	9%	(920)	1%
Freight-out	45,393	5%	48,781	4%	(3,388)	7%
Fulfillment	25,657	3%	35,168	3%	(9,511)	27%
Cost of sales	$353,298	37%	$357,070	31%	$(3,772)	1%

Cost of sales consists primarily of direct costs, amortization of capitalized software development costs, non-capitalized technical support wages, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, fulfilling and shipping our products.

The slight net decrease in cost of sales between the six months ended June 30, 2010 and the corresponding period during 2009 is mainly attributable to the offset of a decrease in direct costs and an increase in amortization of software development costs. The decrease in direct costs is a result of scaling down our technical support department as our products continue to become more functionally stable as well as reducing the costs of our raw materials by producing a majority of our cd’s in house and by offering more of our products as a download from our websites.  The increase in the amount of amortization for the six months ended June 30, 2010 is a result of the releases of QuickVerse® Macintosh 3.0 in August 2009, QuickVerse® 2010 in October 2009 and the QuickVerse® Commentary Series in December 2009.  We did not have a Macintosh release during 2008 which led to less amortization during 2009.

Royalties increased as a percentage of sales for the six months ended June 30, 2010.  This increase for the six months ended June 30, 2010 is due the increased sales in the Macintosh platform of our QuickVerse® product line in relation to the 2009 upgrade release as well as the sales of the QuickVerse® Commentary Series. Although there can be no assurance, we anticipate our royalty obligation accruals to either remain stable or increase in the future in real terms as sales to new customers increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products. Upgrade sales will remain only subject to royalties on their content additions.

Freight costs decreased in real terms as a result of decreased sales volume as well as our internal transformation to provide more of our software products to be delivered via a download from our website. Although there can be no assurance, we anticipate freight costs to remain consistent with this current trend as we focus our sales efforts on direct and/or upgrade sales and continue to advertise and enhance the ability to offer our software products as downloads from our website. Fulfillment costs also decreased in real terms as we have reduced our fulfillment workforce due to the decreased sales volume.

Software development costs continue to put a strain on and consume a very significant, and increasing, portion of our financial, and most notably cash, resources.  Within our highly competitive marketplace, there is a recurring necessity for development advances in our products in order to keep them relevant and desirable to our existing customers, and to draw the interest of potential new customers from among the variety of offerings by our competitors,  While we believe that a significant percentage of the driving force behind the need to consistently improve the quality and functionality of our products, and to expand on the content offered by our products, is attributable to a perceived obsolescence on the part of consumers, we also believe that the developments that we have historically made to our products and continue to make are highly substantive and necessary in order for our customers to be able to take advantage of and benefit from the constant advancements that are being made in terms of both our content and the technological platforms through which they are accessible.

The amortization recognized during the six months ended June 30, 2010 resulted mainly from the following software releases:

▪	FormTool® 7.0 (released September 2008),
▪	QuickVerse® 2009 (released October 2008),
▪	QuickVerse® Macintosh 3.0 (released August 2009),
▪	QuickVerse® 2010 (released October 2009),
▪	QuickVerse® Commentary Series (released December 2009) and
▪	Multiple new content additions for QuickVerse® products (released April 2007 through August 2009).

Comparatively, during the six months ended June 30, 2009, the amortization recognized resulted mainly from the following software releases:

▪	FormTool® 7.0 (released September 2008),
▪	QuickVerse® 2009 (released October 2008),
▪	Charles H. Spurgeon Collection (released February 2009),
▪	Sermon Builder 5.0 (released March 2009) and
▪	Multiple new content additions for QuickVerse® products (released April 2007 through November 2008).

The overall increase in amortization for the six months ended June 30, 2010 is the result of fewer development projects that were released during the fiscal year 2008 which ultimately led to less amortization for the year of 2009. In the future, our objective is to realize overall increases in revenues due to aggressive product development and release schedules as well as the acquisitions of new product lines.

In the future, as we continue to implement our strategy to become a principally Webcentric provider of online products, we anticipate experiencing a decrease in cost of sales, specifically direct costs, freight and fulfillment, as more of our products will become available for download.

Software Development Costs For	Three Months Ending June 30,		Six Months Ending June 30,
	2010	2009	2010	2009
Beginning balance	$273,982	$334,606	$338,947	$330,018
Capitalized	54,308	42,665	63,901	98,898
Amortized (Cost of sales)	(48,422)	(36,666)	(122,980)	(88,311)
Ending Balance	$279,868	$340,605	$279,868	$340,605
Research and development expense (General and administrative)	$24,867	$56,619	$95,900	$114,059

For the three months ended June 30, 2010, the increase in capitalized costs as well as the decrease in research and development expense is the result of our development team shifting their focus to our annual upgrade release of the QuickVerse® Windows platform as well as a new commentary collection for the QuickVerse® product line. However, for the six months ended June 30, 2010 the decrease in capitalized costs is a result of fewer key development projects overall being worked on by our development team.  Comparatively for the six months ended June 30, 2009 our development team focused their efforts on several new software projects, such as QuickVerse® Macintosh 3.0, Sermon Builder 5.0 and QuickVerse® 2010, as well as website development projects. Furthermore, for the six months ended June 30, 2009 we discontinued four development projects and therefore, all capitalized costs were expensed.  Overall, we continue to experience increased efficiency in our development output (both internal and external) as evidenced by our development team meeting internal project completion dates in relation to our QuickVerse® product line.

Sales, General and Administrative

						Change
Sales, General and Administrative Costs for Six Months Ending June 30	2010		% to Sales	2009	% to Sales	$	%
Selected expenses:
Commissions	$	---	0%	$3,000	0%	$(3,000)	100%
Advertising and direct marketing		83,064	9%	68,675	6%	14,389	21%
Sales and marketing wages		106,741	11%	183,950	16%	(77,209)	42%
Other sales and marketing costs		---	0%	7,398	1%	(7,398)	100%
Total sales and marketing		$189,805	20%	$263,023	23%	$(73,218)	28%
Personnel costs		$235,440	24%	$314,367	27%	$(78,927)	25%
Amortization and depreciation		44,159	5%	247,468	21%	(203,309)	82%
Research and development		95,900	10%	114,059	10%	(18,159)	16%
Other general and administrative costs		295,511	31%	304,600	26%	(9,089)	3%
Total general and administrative		$671,010	70%	$980,494	85%	$(309,484)	32%
Total sales, marketing, general and administrative		$860,815	89%	$1,243,517	107%	$(382,702)	31%

As gross revenues decreased for the six months ended June 30, 2010, total sales, marketing and general and administrative costs also significantly decreased.  We have discontinued our contract with a third party for telemarketing services, and therefore, no longer incur commission fees. Although there can be no assurance, we do not anticipate relying on a third party for telemarketing services in the future. Advertising and direct marketing costs increased slightly as we have moved towards advertising plans which allows us to recognize a set amount of expense each month rather than recognize large amounts of advertising expense at the end of the year and during the holiday season. We anticipate advertising and marketing costs to remain consistent with those recognized for the full year of 2009. We continue to focus on enhancing our product visibility online by increasing and focusing more on our direct marketing efforts, while limiting the scope and frequency of our print advertising campaigns to those that we can capitalize on the most in order to maximize sales associated with new products, product enhancements and potential new product lines.  During the six months ended June 30, 2010, sales and marketing wages - reclassified, decreased as a result of streamlining our CBA sales team, and therefore, we anticipate a decrease in future periods. Furthermore, during the six months ended June 30, 2009 we recognized approximately $21,000 of expense related to 725,000 restricted shares of common stock issued to our sales team employees. While we would like to expand our in-house direct-telemarketing sales team in relation to our current and potential new product lines, we may not be able to do so in the immediate future due to budget constraints that we have imposed as a result of our weak working capital position and the current, relatively unfavorable macro-economic climate for non-essential consumer products.

In addition to the decrease in total net personnel costs, gross direct salaries and wages, before adjustments of capitalized wages and reclassifications, decreased approximately $209,000, from approximately $636,000 for the six months ended June 30, 2009 to approximately $427,000 for the six months ended June 30, 2010. For the six months ended June 30, 2009, we recognized approximately $105,000 of expense related to 3,357,143 restricted shares of common stock issued to employees as compensation for services rendered January 1, 2004 through December 31, 2008. The decrease in gross personnel costs is the result of the departure of a member of the product development team as we have streamlined this department with external, independently contracted developers, the reduction in our technical support staff as our software products become more stable, the loss of our Vice President of Sales as we have restructured our CBA sales team, the departure of a customer service representative as well as a member of the accounting team and a member of the fulfillment team. As a percentage of gross revenues, gross direct salaries and wages decreased approximately 11% from approximately 55% for the six months June 30, 2009 to approximately 44% for the six months ended June 30, 2010. Due to workforce reductions attributable to the current, relatively unfavorable macro-economic climate for non-essential consumer products, and the loss in July, 2010 of our Chief Financial Officer, Kirk R. Rowland, who had been receiving an annual salary of $110,000 and who we have no present intentions of replacing in the foreseeable future, we anticipate direct salaries and wages to decrease in the future.

The decrease in the amortization and depreciation expense is mainly attributable to the decrease in the amortization of intellectual property rights and other assets. The software license we acquired in 1999, from which we derive our base intellectual property rights associated with the products that are responsible for generating the overwhelming majority of our revenues, and which has historically been the principal source of amortization expense since 1999, became fully amortized as of June 30, 2009. Currently, amortization expense principally reflects the depreciating book value of the FormTool® assets we acquired in February 2008, which are being written down over periods ranging in each case from less than one year to ten years and which, in the aggregate, total approximately $3,000 per month.  Going forward, and unless and until we acquire additional assets, we anticipate amortization and depreciation expense to trend downward relative to our historic averages in recent years.

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). The decrease in software development costs related to third-party developers and direct labor expensed as research and development reflects a decrease in services from a third-party developer as we had to cut costs due to the decreased revenues we experienced for the six months ended June 30, 2010. Comparatively, during the six months ended June 30, 2009 our development staff was working on several development projects which resulted in greater capitalization of research and development costs and a decrease in research and development costs expensed.  In future periods, we anticipate research and development expenses to either slightly decrease or remain stable as we have experienced increased efficiency in our development output (both internal and external).

Income Taxes

For the six months ended June 30, 2010 and 2009, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes the ongoing internal development of new products, expansion and upgrade of existing products, and marketing and sales, as well as funding for the acquisition of new product lines and/or companies. At this time it is unlikely that cash generated through our continuing operations will be sufficient to sustain our continuing operations. Furthermore, our pursuit of an aggressive growth plan, whether based on internally developed products, licensing opportunities, or strategic product line and/or company acquisitions, will likely require funding from outside sources or the divestiture of one or more existing product lines (as occurred with respect to our Membership Plus® product line). Funding from outside sources may include but is not limited to the pursuit of other financing options such as common stock and/or preferred stock issuances and convertible notes. At this time, we have no legally committed funds for future capital expenditures.

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

Working Capital	June 30, 2010	December 31, 2009
Current assets	$201,754	$355,423
Current liabilities	$1,766,756	$1,696,940
Retained deficit	$9,015,687	$8,698,465

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

Cash Flows for Six Months Ending June 30	2010	2009	Change	%
Cash flows (used) provided by operating activities	$11,409	$(8,225)	$19,634	239%
Cash flows (used) by investing activities	$(72,910)	$(126,876)	$53,966	43%
Cash flows (used) by financing activities	$(26,338)	$(26,917)	$579	2%

Net cash provided by operating activities increased for the six months ended June 30, 2010 due to mainly a reduction in payments made to content providers, vendors and employees which was offset in some part by a slightly less reduction in cash received from customers.

The decrease in net cash used by investing activities for the six months ended June 30, 2010 was due to the lack of investing activities related to capitalized software and website development costs.

Net cash used by financing activities for the six months ended June 30, 2010 and the six months ended June 30, 2009 was relatively stable as we continued to make payments on long-term notes payable.

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

Contractual Liabilities

In May 2007, we secured an operating lease with a third-party for our corporate office facility in Omaha, Nebraska with terms extending through May 2012. We also secured an operating lease with a third-party for a warehouse facility in Omaha, Nebraska with terms extending through June 2010. Due to the expiration of the operating lease for the warehouse facility in Omaha, Nebraska, we continue to lease the facility from the third-party but on a month to month basis. In accordance with the terms of these leasehold agreements, we are responsible for all associated taxes, insurance and utility expenses.

At June 30, 2010, the total future minimum rental payments required under these leases is approximately $104,000 through the year 2012.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q June 30, 2010, and has determined that such disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2010, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended June 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2010, we are in default under a certain unsecured term note payable to a shareholder in the total amount of approximately $77,000.  The arrearage as of such date was $56,000, plus interest.  In accordance with the terms of the note, our default has triggered an acceleration of the entire balance plus accumulated interest.

ITEM 4. (REMOVED AND RESERVED).

There were no reportable events under this Item 4 during the quarterly period ended June 30, 2010.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended June 30, 2010.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated August 23, 2010. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 23, 2010. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: August 23, 2010	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)