Form 10-Q
period 2010-09-30
FINDEX COM INC
filed 2010-11-22
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-29963

FINDEX.COM, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0379462
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4437 South 134th Street, Omaha, Nebraska	68137
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At November 22, 2010, the registrant had outstanding 67,349,153 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED SEPTEMBER 30, 2010

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:	F-1

Balance Sheets – September 30, 2010 (unaudited) and December 31, 2009	F-1

Statements of Operations (unaudited) for the three and nine months ending September 30, 2010 and for the three and nine months ending September 30, 2009	F-2

Statements of Cash Flows (unaudited) for the nine months ending September 30, 2010 and for the nine months ending September 30, 2009	F-3

Notes to Unaudited Financial Statements	F-4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Quantitative and Qualitative Disclosures About Market Risk	8

Item 4T. Controls and Procedures	8

PART II - OTHER INFORMATION:	9

Item 1. Legal Proceedings	9

Item 1A. Risk Factors	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. (Removed and Reserved)	9

Item 5. Other Information	9

Item 6. Exhibits	9

Signatures	11

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$9,594	$138,539
Accounts receivable, trade, net	41,241	92,515
Inventories, net	49,620	88,546
Other current assets	33,977	35,823
Total current assets	134,432	355,423
Property and equipment, net	8,656	13,979
Intangible assets, net	418,964	488,691
Other assets	69,020	102,434
Total assets	$631,072	$960,527

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current portion of term debt	$66,441	$83,898
Accounts payable, trade	452,226	387,082
Accounts payable, related party	51,139	78,869
Accrued royalties	905,224	815,687
Accrued payroll	104,908	125,846
Other current liabilities	144,649	205,558
Total current liabilities	1,724,587	1,696,940
Deferred income taxes, net	3,543	4,700
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively	---	---
Common stock, $.001 par value
120,000,000 shares authorized,
67,349,153 and 59,572,725 shares issued and outstanding, respectively	67,349	59,573
Paid-in capital	7,988,834	7,897,779
Retained (deficit)	(9,153,241)	(8,698,465)
Total stockholders’ equity (deficit)	(1,097,058)	(741,113)
Total liabilities and stockholders’ equity (deficit)	$631,072	$960,527

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues, net of reserves and allowances	$352,543	$472,596	$1,257,291	$1,509,163
Cost of sales	146,484	187,695	499,782	544,765
Gross profit	206,059	284,901	757,509	964,398
Operating expenses:
Sales and marketing	77,746	96,756	267,551	359,779
General and administrative	261,304	253,092	932,314	1,233,586
Total operating expenses	339,050	349,848	1,199,865	1,593,365
Loss from operations	(132,991)	(64,947)	(442,356)	(628,967)
Other income (expenses), net	(4,563)	(5,836)	12,421)	(17,930)
Loss before income taxes	(137,554)	(70,783)	(454,777)	(646,897)
Income taxes	---	---	---	---
Net loss	$(137,554)	$(70,783)	$(454,777)	$(646,897)

Net loss per share - Basic & Diluted:	$0.00	$0.00	$(0.01)	$(0.01)

Weighted average shares used in computing basic and diluted loss per share	63,968,097	59,572,725	61,053,949	58,122,176

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,	2010	2009

Cash flows from operating activities:
Cash received from customers	$1,301,778	$1,507,621
Cash paid to suppliers and employees	(1,349,277)	(1,543,286)
Other operating activities, net	(6,905)	(11,851)
Net cash used by operating activities	(54,404)	(47,516)
Cash flows from investing activities:
Software development costs	(114,598)	(204,317)
Other investing activities, net	(9,457)	7,624
Net cash used by investing activities	(124,055)	(196,693)
Cash flows from financing activities:
Contributed capital	82,500	---
Payments made on term debt	(32,986)	(51,821)
Net cash provided (used) by financing activities	49,514	(51,821)
Net decrease in cash and cash equivalents	(128,945)	(296,030)
Cash and cash equivalents, beginning of year	138,539	423,371
Cash and cash equivalents, end of period	$9,594	$127,341

Reconciliation of net loss to cash flows from operating activities:
Net loss	$(454,777)	$(646,897)
Adjustments to reconcile net loss to net cash used by operating activities:
Software development costs amortized	167,359	132,853
Depreciation & amortization	65,843	273,584
Bad debts provision	---	7,398
Noncash operating expenses	16,331	70,500
Gain on sale of property and equipment	(685)	(520)
Change in assets and liabilities:
Decrease in accounts receivable	51,274	28,738
Decrease in inventories	38,926	25,927
Decrease in other current assets	16,217	28,596
Increase in accrued royalties	89,537	66,991
Increase (decrease) in accounts payable	49,414	(63,151)
(Decrease) increase in other liabilities	(93,843)	28,465
Net cash used by operating activities	$(54,404)	$(47,516)

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2010
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

SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20-25, Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months, but up to 60 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $1,189,112, less accumulated amortization of $902,926 at September 30, 2010.

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

ASC 730, Research and Development, established accounting and reporting standards for research and development. In accordance with ASC 730-10, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $126,468 and $125,234 for the nine months ended September 30, 2010 and 2009, respectively, included in general and administrative expenses.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in “Other assets” on our condensed consolidated balance sheets, were $150,084, less accumulated amortization of $90,044 at September 30, 2010.

RESTRICTED CASH

Restricted cash represents cash held in reserve by our merchant banker to allow for a potential increase in credit card charge backs from increased consumer purchases.  Total restricted cash included in “Other assets” on the condensed consolidated balance sheets was $ -0- and $6,000 at September 30, 2010 and December 31, 2009, respectively.

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

The following table shows the amounts used in computing earnings per common share and the average number of shares of dilutive potential common stock:

For the Three Months Ended September 30,	2010	2009

Net loss	$(137,554)	$(70,783)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(137,554)	$(70,783)

Basic weighted average shares outstanding	63,968,097	59,572,725
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	63,968,097	59,572,725

For the Nine Months Ended September 30,	2010	2009

Net loss	$(454,777)	$(646,897)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(454,777)	$(646,897)

Basic weighted average shares outstanding	61,053,949	58,122,176
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	61,053,949	58,122,176

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of September 30, 2010, we had a net loss of $454,777, and negative working capital of $1,590,155, and an accumulated deficit of $9,153,241 and $8,698,465 as of September 30, 2010 and December 31, 2009, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2010, we are taking several actions intended to mitigate against this risk. These actions include pursuing the sale of product lines and pursuing mergers and acquisitions that are intended to potentially provide profitable operations and positive operating cash flow over the near- or long-term.

NOTE 3 – INVENTORIES

At September 30, 2010, inventories consisted of the following:

Raw materials	$46,892
Finished goods	13,534
Less reserve for obsolete inventory	(10,806)
Inventories	$49,620

NOTE 4 – RESERVES AND ALLOWANCES

At September 30, 2010, the allowance for doubtful accounts included in Accounts receivable, trade, net, consisted of the following:

Balance December 31, 2009	$16,700
Bad debts provision (included in Other operating expenses)	---
Accounts written off	(3,164)
Collection of accounts previously written off	---
Balance September 30, 2010	$13,536

At September 30, 2010, the reserve for obsolete inventory included in Inventories consisted of the following:

Balance December 31, 2009	$14,781
Provision for obsolete inventory	7,120
Obsolete inventory written off	(11,095)
Balance September 30, 2010	$10,806

At September 30, 2010, the reserve for sales returns included in Other current liabilities consisted of the following:

Balance December 31, 2009	$121,165
Return provision – sales	92,900
Return provision – cost of sales	(13,935)
Returns processed	(85,752)
Balance September 30, 2010	$114,378

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

NOTE 6 – DEBT

At September 30, 2010, the current portion of debt consisted of the following:

Unsecured term note payable to a finance company due March 2011 in monthly installments of $1,775, including interest at 6.84% APR.	$10,441

Unsecured (delinquent) term note payable to a shareholder due March 2008 in monthly installments of $10,000, plus interest at 8% APR, through April 2007, and monthly installments of $20,000, plus interest at 8% APR, beginning May 2007. Interest on overdue principal accruing at 15% APR.	56,000
Current portion of debt	$66,441

At September 30, 2010, we were current on the unsecured term notes payable to the finance company.  We remain in arrears for the final three payments of the unsecured term note payable to a shareholder.

NOTE 7 – STOCKHOLDERS’ EQUITY

COMMON STOCK

In August 2010, we committed to issue 3,571,428 restricted shares of common stock to our outside directors, at the closing price as of August 9, 2010 ($0.0021), in lieu of cash for services rendered from January 1, 2009 through June 30, 2010. These services were valued at $90,000; however, the board of directors agreed that the difference between the value of the restricted shares of common stock and their services would be recorded as contributed capital.

In August 2010, we committed to issue 350,000 restricted shares of common stock to our outside directors, at the closing price as of August 9, 2010 ($0.0021), as compensation for services rendered in connection with their service on the board of directors. This issuance was valued at $735.

In August 2010, we committed to issue a total of 1,555,000 restricted shares of common stock consisting of 1,400,000 shares to our executive officers and 155,000 shares to our non-executive employees, at the closing price as of August 9, 2010 ($0.0021), as compensation for services rendered in connection with their employment. This issuance was valued at $3,266.

In August 2010, we committed to issue a total of 2,300,000 restricted shares of common stock to a consultant, at the closing price as of August 9, 2010 ($0.0021), as compensation for services rendered in connection with their time as a consultant to the Company. This issuance was valued at $4,830.

COMMON STOCK OPTIONS

In August 2010, our board of directors authorized the cancellation of a total of 905,000 vested stock options with an exercise price of $0.11 consisting of 350,000 stock options to our outside directors, 400,000 stock options to our executive officers and 155,000 stock options to our non-executive employees. The stock options for our outside directors had an expiration date of August 20, 2011, and the stock options for our executive officers and our non-executive employees had an expiration date of July 17, 2011.

In August 2010, our board of directors authorized the cancellation of a total of 1,000,000 vested stock options with an exercise price of $0.05 consisting of 500,000 stock options to our executive officers with an expiration date of June 6, 2012 and 500,000 stock options to our executive officers with an expiration date of June 5, 2013.

COMMON STOCK WARRANTS

In August 2010, our board of directors authorized the cancellation of a consultant’s warrant to purchase up to 1,300,000 shares of common stock with an exercise price of $0.032.  This warrant was fully vested on August 31, 2007 and had an expiration date of September 13, 2010.

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

The employment agreements with our management team each expired on April 14, 2010. None of the agreements were extended nor are new agreements being considered. Our management team consists of the following:

	Chief Executive Officer	Chief Technology Officer
Base Annual Salary	$150,000	$150,000

Although the employment agreements have expired, we have accrued the following for our management team as of September 30, 2010:

	Accrued Base Salary	Vested Deferred Vacation Compensation
Included in Other current liabilities at September 30, 2010	$26,921	$22,664

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

NOTE 10 – SUBSEQUENT EVENTS

Management has reviewed and evaluated material subsequent events from the balance sheet date of September 30, 2010 through the financial statements issue date of November 22, 2010.  All appropriate subsequent disclosures, if any, have been made in the Notes to the Condensed Consolidated Financial Statements.

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

Management Overview

During the nine months ended September 30, 2010, we focused on our two product lines, QuickVerse® and FormTool® and their respective websites.  Specifically, we focused on expanding the content for the QuickVerse® product line and an upgrade to the FormTool® website. Overall, we continued to concentrate on building our technology platform and infrastructure in order to become a more Webcentric provider of online products.

For the nine months ended September 30, 2010, we reintroduced, reformatted and made available as a downloadable product two content collections for our QuickVerse® product line.  In addition, we released a new commentary collection series as we continue to focus on expanding the library for our QuickVerse® product line. These collections include the following:

▪	Fisherman Study Guide Series Complete Collection with a retail price of $169.95;
▪	Spiritual Encounter Guides with a retail price of $29.95; and
▪	John Phillips Commentary Collection Series with a retail price of $399.95.

Furthermore, during the nine months ended September 30, 2010 our development team continued to focus on our annual upgrade release of the QuickVerse® Windows platform. Although there can be no assurance, the new edition of QuickVerse® Windows is scheduled to be released in the fourth quarter of 2010. Finally, we continued working on the revamping of our website for our FormTool® product line in order to add greater functionality to the website.  Although there can be no assurance, this revamped website is scheduled to be launched in the first quarter of 2011.

Results of Operations for Nine Months Ending September 30, 2010 and September 30, 2009

Statements of Operations for Nine Months Ending September 30	2010	2009	Change
Net revenues	$1,257,291	$1,509,163	$(251,872)
Cost of sales	(499,782)	(544,765)	44,983
Gross profit	$757,509	$964,398	$(206,889)
Sales, marketing and general and administrative expenses	(1,199,865)	(1,593,365)	393,500
Loss from operations	$(442,356)	$(628,967)	$186,611
Other income (expenses), net	(12,421)	(17,930)	5,509
Loss before income taxes	$(454,777)	$(646,897)	$192,120
Income taxes	---	---	---
Net loss	$(454,777)	$(646,897)	$192,120

The differing results of operations are primarily attributable to the following:

▪	a decrease in net revenues for the nine months ended September 30, 2010 partly attributable to the following:
	▪	the decreased number of upgrade sales;
	▪	the overall decreased number of product releases;
	▪	no release of the QuickVerse® Macintosh platform during 2010; and
	▪	the current economic downturn; and
▪	a decrease in sales, marketing and general and administrative expenses for the nine months ended September 30, 2010 arising from our continuous efforts to cut costs.

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating less than 30% of our annual sales.

Revenues

The following table presents our revenues for the nine months ended September 30, 2010 and September 30, 2009 and dollar and percentage changes from the prior year.

					Change
Revenues for Nine Months Ending September 30	2010	% to Sales	2009	% to Sales	$	%
Gross revenues	$1,351,829	100%	$1,678,364	100%	$(326,535)	19%
Less estimated sales returns and allowances	(94,538)	7%	(169,201)	10%	74,663	44%
Net revenues	$1,257,291	93%	$1,509,163	90%	$(251,872)	17%

During each of the nine months ended September 30, 2010 and 2009, our sales efforts were focused on directly targeting end-users through telemarketing and Internet sales.  Due to the increased frequency and consistency in our development schedule in regards to the annual release of our flagship product, QuickVerse®, upgrade sales have not been increasing at as rapid a rate as they have in previous years; and therefore, we experienced a decrease in gross revenues for the nine months ended September 30, 2010.  We’ve also experienced a decrease in the number of product releases for the nine months ended September 30, 2010, which is a large contributing factor to the decrease in our gross revenues. For instance, during the third quarter of 2009, we released an upgrade to the QuickVerse® Macintosh platform; whereas, we had no such release during the third quarter of 2010. Finally, we believe the current economic downturn has had a negative impact on our retail sales as well as our direct sales. Although we have experienced decreased revenues for the nine months ended September 30, 2010, and although there can be no assurance, we anticipate that revenues will increase for the fourth quarter of 2010 as it is typically our strongest quarter of the year as years past have shown.

On the other hand, during the nine months ended September 30, 2010, we did recognize approximately $91,000 in revenue from the FormTool® product line, which was an increase of approximately $20,000 from approximately $71,000 for the nine months ended September 30, 2009. Although there can be no assurance, we do anticipate our revenues in relation to the FormTool® product line to increase in the near-term based on our anticipated enhancements of the revamped FormTool.com website and a greater retail penetration derived from our new partnership with Encore Software, Inc.

As a percentage of gross revenues, our sales returns and allowances decreased significantly for the nine months ended September 30, 2010 compared to September 30, 2009.  Typically, product returns trend upward after a new version is released as distributors and retail stores return old product in exchange for the new version release. The decrease for the nine months ended September 30, 2010 is a result of our distributors and retail stores returning a majority of their old product exchange of QuickVerse® 2009 for the newest version release QuickVerse® 2010 during the last three months of the year ended December 31, 2009. In past years, these returns and exchanges generally have taken place in the first quarter of the year. Although there can be no assurance, we anticipate a majority of our distributors and retail stores to return their old product exchange of QuickVerse® 2010 for the upcoming release of QuickVerse® 2011 during the fourth quarter of 2010. Finally, for the nine months ended September 30, 2009 we had increased our reserve of sales returns due to the downturn in the economic environment.  Generally going forward, it is our objective to release enhanced versions of our biggest-selling products on an annual basis, and as a percentage of gross revenues we anticipate sales returns and allowances to decrease over time as a result of increased stability in the functionality of our products, decreasing reliance on retail sales and increasing reliance on direct sales, which have historically resulted in fewer returns, and improved planning in the timing of new product version releases.

Cost of Sales

The following table presents our cost of sales for the nine months ended September 30, 2010 and September 30, 2009 and dollar and percentage changes from the prior year.

					Change
Cost of Sales for Nine Months Ending September 30	2010	% to Sales	2009	% to Sales	$	%
Direct costs	$95,834	7%	$148,427	9%	$(52,593)	35%
Less estimated cost of sales returns and allowances	(13,935)	1%	(25,245)	2%	11,310	45%
Amortization of software development costs	167,358	12%	132,853	8%	34,505	26%
Royalties	140,445	10%	166,489	10%	(26,044)	16%
Freight-out	72,955	5%	74,344	4%	(1,389)	2%
Fulfillment	37,125	3%	47,897	3%	(10,772)	22%
Cost of sales	$499,782	37%	$544,765	32%	$(44,983)	8%

Cost of sales consists primarily of direct costs, amortization of capitalized software development costs, non-capitalized technical support wages, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, fulfilling and shipping our products.

The net decrease in cost of sales between the nine months ended September 30, 2010 and the corresponding period during 2009 is predominately attributable to the offset of a decrease in direct costs and royalties and an increase in amortization of software development costs. The decrease in direct costs is a result of scaling down our technical support department as our products continue to become more functionally stable as well as reducing the costs of our raw materials by producing a majority of our cd’s in house and by offering more of our products as a download from our websites. In addition, the decrease in royalties is a direct result of the decrease in net revenues.  Although there can be no assurance, we anticipate our royalty obligation accruals to either remain stable or increase in the future in real terms as sales to new customers increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products. Upgrade sales will remain only subject to royalties on their content additions. The increase in the amount of amortization for the nine months ended September 30, 2010 is a result of the releases of QuickVerse® Macintosh 3.0 in August 2009, QuickVerse® 2010 in October 2009, the QuickVerse® Commentary Series in December 2009 and the John Phillips Commentary Collection Series in September 2010.  We did not have a Macintosh release during 2008 which led to less amortization during 2009.

Freight costs remained relatively stable but increased as a percentage of gross revenues due to increased fees from the shipping companies.  We do anticipate freight costs to increase throughout the remainder of the year as retail sales tend to increase in the fourth quarter, which carry higher shipping costs for us than direct and/or upgrade sales.  On an ongoing basis, we anticipate freight costs to decrease in real terms as we continue to focus our sales effort on direct and/or upgrade sales and continue to advertise and enhance the ability to offer our software products as downloads from our website. Fulfillment costs decreased in real terms as we have reduced our fulfillment workforce due to the decreased sales volume.

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

The amortization recognized during the nine months ended September 30, 2010 resulted mainly from the following software releases:

▪	QuickVerse® 2009 (released October 2008),
Sermon Builder 5.0 (released March 2009),
▪	QuickVerse® Macintosh 3.0 (released August 2009),
▪	QuickVerse® 2010 (released October 2009),
▪	QuickVerse® Commentary Series (released December 2009),
John Phillips Commentary Collection Series (released September 2010) and
▪	Multiple new content additions for QuickVerse® products (released April 2007 through August 2009).

Comparatively, during the nine months ended September 30, 2009, the amortization recognized resulted mainly from the following software releases:

▪	FormTool® 7.0 (released September 2008),
▪	QuickVerse® 2009 (released October 2008),
▪	Charles H. Spurgeon Collection (released February 2009),
▪	Sermon Builder 5.0 (released March 2009),
▪	QuickVerse® Macintosh 3.0 (released August 2009),
▪	Early Church Fathers Collection (released August 2009) and
▪	Multiple new content additions for QuickVerse® products (released April 2007 through November 2008).

The overall increase in amortization for the nine months ended September 30, 2010 is the result of fewer development projects that were released during the fiscal year 2008, which ultimately led to less amortization for the year of 2009. In the future, our objective is to realize overall increases in revenues due to aggressive product development and release schedules as well as the acquisitions of new product lines.

In the future, as we continue to implement our strategy to become a principally Webcentric provider of online products, we anticipate experiencing a decrease in cost of sales, specifically direct costs, freight and fulfillment, as more of our products will become available for download.

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
Software Development Costs For	2010	2009	2010	2009
Beginning balance	$279,869	$340,605	$338,947	$330,018
Capitalized	50,696	105,419	114,597	204,317
Amortized (Cost of sales)	(44,379)	(44,542)	(167,358)	(132,853)
Ending Balance	$286,186	$401,482	$286,186	$401,482
Research and development expense (General and administrative)	$30,568	$11,175	$126,468	$125,234

For the three months ended September 30, 2010, the decrease in capitalized costs as well as the increase in research development expense is the result of our development team being focused on only two development projects whereas they were focused on three development projects during the same period in 2009.  As stated above, we did not have an upgrade release for the QuickVerse® Macintosh platform during the quarter ended September 30, 2010 as we did in the quarter ended September 30, 2009. These differences also speak to the decrease in capitalized costs for the nine months ended September 30, 2010. The relative stable research development expense is a result of discontinuing four development projects during the nine months ended September 30, 2009; and therefore, all associated capitalized costs were expensed. Overall, we have continued to experience increased efficiency in our development output both internally and externally.

Sales, General and Administrative

						Change
Sales, General and Administrative Costs for Nine Months Ending September 30	2010		% to Sales	2009	% to Sales	$	%
Selected expenses:
Commissions	$	---	0%	$3,000	0%	$(3,000)	100%
Advertising and direct marketing		109,864	8%	105,904	6%	3,960	4%
Sales and marketing wages		157,687	12%	243,477	15%	(85,790)	35%
Other sales and marketing costs		---	0%	7,398	0%	(7,398)	100%
Total sales and marketing		$267,551	20%	$359,779	21%	$(92,228)	26%
Personnel costs		$316,663	23%	$407,119	24%	$(90,456)	22%
Amortization and depreciation		65,843	5%	273,584	16%	(207,741)	76%
Research and development		126,468	9%	125,234	7%	1,234	1%
Other general and administrative costs		423,340	31%	427,649	25%	(4,309)	1%
Total general and administrative		$932,314	69%	$1,233,586	73%	$(301,272)	24%
Total sales, marketing, general and administrative		$1,199,865	89%	$1,593,365	95%	$(393,500)	25%

As gross revenues decreased for the nine months ended September 30, 2010, total sales, marketing and general and administrative costs also significantly decreased.  We have discontinued our contract with a third party for telemarketing services, and therefore, no longer incur commission fees. Although there can be no assurance, we do not anticipate relying on a third party for telemarketing services in the future. Advertising and direct marketing costs increased slightly as we have moved towards advertising plans which allows us to recognize a set amount of expense each month rather than recognize large amounts of advertising expense at the end of the year and during the holiday season. We anticipate advertising and marketing costs to remain consistent with those recognized for the full year of 2009. We continue to focus on enhancing our product visibility online by increasing and focusing more on our direct marketing efforts, while limiting the scope and frequency of our print advertising campaigns to those that we can capitalize on the most in order to maximize sales associated with new products, product enhancements and potential new product lines.  During the nine months ended September 30, 2010, sales and marketing wages - reclassified, decreased as a result of streamlining our CBA sales team, and therefore, we anticipate a decrease throughout the remainder of the year for 2010. Furthermore, during the nine months ended September 30, 2009 we recognized approximately $21,000 of expense related to 725,000 restricted shares of common stock issued to our sales team employees. While we would like to expand our in-house direct-telemarketing sales team in relation to our current and potential new product lines, we may not be able to do so in the immediate future due to budget constraints that we have imposed as a result of our weak working capital position and the current, relatively unfavorable macro-economic climate for non-essential consumer products.

In addition to the decrease in total net personnel costs, gross direct salaries and wages, before adjustments of capitalized wages and reclassifications, decreased approximately $257,000, from approximately $867,000 for the nine months ended September 30, 2009 to approximately $610,000 for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, we recognized approximately $105,000 of expense related to 3,357,143 restricted shares of common stock issued to employees as compensation for services rendered January 1, 2004 through December 31, 2008. The decrease in gross personnel costs is the result of the departure of a member of the product development team as we have streamlined this department with external, independently contracted developers, the reduction in our technical support staff as our software products become more stable, the loss of our Vice President of Sales as we have restructured our CBA sales team, the departure of a customer service representative as well as a member of the accounting team and a member of the fulfillment team. As a percentage of gross revenues, gross direct salaries and wages decreased approximately 7% from approximately 52% for the nine months September 30, 2009 to approximately 45% for the nine months ended September 30, 2010. Due to workforce reductions attributable to the current, relatively unfavorable macro-economic climate for non-essential consumer products, and the loss in July, 2010 of our Chief Financial Officer, Kirk R. Rowland, who had been receiving an annual salary of $110,000 and who we have no present intentions of replacing in the foreseeable future, we anticipate direct salaries and wages to decrease in the future.

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

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). While research development expense remained relatively stable, we recognized approximately $27,000 in expense for the nine months ended September 30, 2009 due to the discontinuation of four development projects; and therefore, all associated capitalized costs were expensed.  The elevated amount of research development expense for the nine months ended September 30, 2010 is the result of fewer development projects as compared to the same period in 2009. In future periods, we anticipate research and development expenses to either slightly decrease or remain stable as we have experienced increased efficiency in our development output (both internal and external).

Income Taxes

For the nine months ended September 30, 2010 and 2009, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

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

Working Capital	September 30, 2010	December 31, 2009
Current assets	$134,432	$355,423
Current liabilities	$1,724,587	$1,696,940
Retained deficit	$9,153,241	$8,698,465

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

Cash Flows for Nine Months Ending September 30	2010	2009	Change	%
Cash flows (used) by operating activities	$(54,404)	$(47,516)	$(6,888)	14%
Cash flows (used) by investing activities	$(124,055)	$(196,693)	$72,638	37%
Cash flows provided (used) by financing activities	$49,514	$(51,821)	$101,335	196%

Net cash used by operating activities increased for the nine month ended September 30, 2010 due to mainly more cash going out as payments to content providers, vendors and employees than cash received in from customers.

The decrease in net cash used by investing activities for the nine months ended September 30, 2010 was due to the lack of investing activities related to capitalized software and website development costs

Net cash provided by financing activities increased for the nine months ended September 30, 2010 as a result of issuing our board of directors stock for their services from January 1, 2009 to June 30, 2010. These services were previously valued at $90,000; however, the board of directors agreed that the difference between the value of the restricted shares of common stock ($7,500) and their services, which totaled $82,500, would be recorded as contributed capital. Offsetting to a degree to the increase in cash provided by financing activities for the nine months ended September 30, 2010 were the continued payments made on long-term notes payable.

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

Contractual Liabilities

In May 2007, we secured an operating lease with a third-party for our corporate office facility in Omaha, Nebraska with terms extending through May 2012. At September 30, 2010, the total payments required under this lease were approximately $91,000.  At the end of September 2010, we consolidated our corporate offices with our warehouse facility and entered into a lease termination agreement for our corporate office.  We expect to finalize the lease termination agreement on November 30, 2010; and therefore, eliminate the $91,000 liability for the past due sum of approximately $17,000.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q September 30, 2010, and has determined that such disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2010, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended September 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2010, we are in default under a certain unsecured term note payable to a shareholder in the total amount of approximately $79,000.  The arrearage as of such date was $56,000, plus interest.  In accordance with the terms of the note, our default has triggered an acceleration of the entire balance plus accumulated interest.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended September 30, 2010.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated November 22, 2010. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 22, 2010. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: November 22, 2010	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)