Form 10-K
period 2010-12-31
FINDEX COM INC
filed 2011-04-15
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of April 15, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $125,000.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At April 15, 2011, the registrant had outstanding 69,161,238 shares of common stock, of which there is only a single class.

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

We maintain in-house development in Naperville, Illinois, and we also maintain technical staff at our Omaha, Nebraska headquarters.

We select our external developers based on their track record and expertise in producing titles and title versions within certain categories. This selection process allows us to strengthen and leverage the particular expertise of our internal and external development resources, as well as to scale up and down as necessary, to maximize the productivity of our development budget.

The following summarizes our approximate product development costs incurred for the years ended December 31, 2010 and 2009:

	2010	2009
Total costs incurred	$323,000	$415,000
Total costs capitalized	$160,000	$236,000
Total costs expensed	$163,000	$179,000

OUR PRODUCTS

Faith-Based Software

Bible Study

For the fiscal year ended December 31, 2010, approximately 86% of our revenues were derived from sales of our flagship product, QuickVerse®, an industry-leading Bible-study software now in its 22nd year and 15th version. Originally introduced into the market in 1989, QuickVerse® has sold over one million copies since its introduction and is currently believed by us to be the market leader in its category.

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

QuickVerse® 2011, our latest version, is currently available in five DVD-Rom editions for PC with a range in retail price from $39.95 to $799.95. Each edition and platform of QuickVerse® contains several Bible translations (e.g., the King James Version, the American Standard Version, etc.) along with numerous reference titles (e.g., dictionaries, commentaries, encyclopedias, etc.).  Furthermore, each QuickVerse® purchase includes access to additional books and content, which can be unlocked or downloaded and made accessible for an additional fee.

QuickVerse® Mobile is compatible on both Pocket PC® and Palm OS® operating systems.  QuickVerse® 4.0 Mobile, our latest version, is currently available in two editions as a download with a range in retail price from $39.95 to $69.95.  QuickVerse® Macintosh is compatible with Macintosh® OS X 10.4.11 (Tiger, Leopard, Snow Leopard) or higher operating systems.  QuickVerse® 3.0 Macintosh, our latest version, is currently available in three editions with a range in retail price from $59.95 to $349.95. QuickVerse® Mobile and QuickVerse® Macintosh each provide the same simplified access and many of the personal Bible study features found in the QuickVerse® PC versions.

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

Other Faith-Based Products

Our faith-based software titles and title versions also include those categorized as Print and Graphic, Church Management, Pastoral, Children’s and Language products. These categories include titles such as ClickArt Christian Publishing™ Suite III, Sermon Builder™ 5.0, Ministry Notebook™ 2.0, Jonah and the Whale™, Greek Tutor™ and Hebrew Tutor™. These titles currently range in retail price from $5.97 to $69.95.  For the fiscal year ended December 31, 2010, approximately 6% or our revenues were derived from sales of our other faith-based software titles.

Form Creation

Our form creation titles currently consist of the FormTool® software product line. On February 25, 2008 we acquired the FormTool® software product line from ORG Professional, LLC.  FormTool.com and the FormTool® product line offers quality, professionally designed forms for business, accounting, construction, sales, real estate, human resource and personal organization needs. FormTool® 7.0, our latest version, is currently available in three editions that range in retail price from $29.99 to $199.99.  Furthermore, in September 2008, we re-launched the FormTool.com website as an online marketplace for purchasing the FormTool® product line, as well as a “one-stop” shop for finding, purchasing, and downloading customizable forms for a wide range of business and consumer needs. For the year ended December 31, 2010, approximately 8% of our revenues were derived from sales of FormTool® products and forms.

OUR MARKET

Generally

While, historically, we have defined ourselves by virtue of the niche faith-based market we have been focused upon serving, we believe that, going forward, our markets may broaden significantly as we introduce products and content with much wider appeal and which serve not only consumers, but also businesses and other organizations more generally.  Taking a somewhat opportunistic approach to our future growth in this regard, and recognizing consequently that future products and content are likely to be aimed at target demographics that we cannot reasonably predict, an analysis of our market is only meaningful as it relates to our current products and product lines.

Faith-Based Products

According to a 2010 Gallup poll, 45% of Americans identified themselves as Protestant, while 21% identified themselves as Catholic, and 8% identified themselves as “Other Christian”.  According to the same survey, 54% of Americans say that religion is “very” important to them in their own lives, and another 26% say that religion is “fairly” important in their lives. Additionally, 42% describe themselves as “born-again” or “evangelical Christian”.

According to the most recent media information posted on the Christian Bookseller’s Association (“CBA”) website, Christian-product sales through all distribution channels are valued at $4.63 billion. Christian books are purchased 47% in retail, 41% direct-to-consumer, and 12% though other outlets. The 1,700-store CBA segment includes several different chains, Family Christian Stores being the largest with over 300 stores.

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

Direct Marketing / Online Sales

Direct sales accounted for approximately 61% of our 2010 fiscal year revenue and approximately 63% of our 2009 fiscal year revenue. Over the past eight years, we have devoted significant and increasing resources to the development of our direct-marketing program. Through this program, we market our products directly to consumers through a combination of opt-in e-mailings and direct-mailings of our product title catalogs and brochures. An important aspect of this initiative is our online sales. We maintain a full-service online store with many of the kinds of features and capabilities that online shoppers have come to expect from cutting-edge Internet retailers. Furthermore, we have made technological advancements to our Website in order to provide more downloadable products and/or content.  We are currently marketing our products online through multiple sources including our own www.quickverse.com and www.formtool.com Internet Websites, other Internet Websites such as www.amazon.com, as well as several widely used search engines such as Google® and Yahoo®.

Retail Sales

Retail sales accounted for approximately 39% of our 2010 fiscal year revenue and approximately 37% of our 2009 fiscal year revenue. Our domestic retail sales involve thousands of retail stores across the United States through which our products are sold, many of which are members of the CBA. These stores vary from small, family-owned Christian bookstores to large chain bookstores such as LifeWay Christian Stores and Family Christian Stores®.  We face the continuing challenge of reaching these stores on a consistent basis to keep them informed of new releases, promotional offers, etc.  In addition to advertising in trade publications and maintaining visibility at CBA trade shows and events, we believe that it is critical to be in direct personal contact with each customer routinely, in order to maintain or increase our market position.  Towards that end, our sales representatives are expected to contact each of our customers as well as each of the independent stores that are not yet our customers regularly and present them with the latest in our products and promotions. We believe our personalized approach to marketing provides us with an edge over our competition, which we believe rely predominantly on advertising to maintain and develop their relations with CBA customers.

The secular retail market includes chains such as Sam’s Club, Frys, OfficeMax™ and Apple® Stores. We have also partnered with Smith Micro Software, Inc., a major publisher and distributor of software in the secular market, to distribute our products.

International Sales

International sales accounted for approximately 1% of our 2010 fiscal year revenue and approximately 3% of our 2009 fiscal year revenue. We currently sell to distributors and retailers in Africa, Australia, Canada, Philippines, Singapore and the United Kingdom. These distributors and retailers, in turn, sell our products into both Christian and large, secular retail outlets that sell off-the-shelf consumer software packages.

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

MANUFACTURING AND FULFILLMENT

We prepare a set of master program copies, documentation and packaging materials for each platform on which a title or title version is available.  A small number of our software products are manufactured through third-party subcontractors while a majority is produced in-house.  Orders for master program copies and documentation for our PC, Macintosh and Mobile based titles and title versions generally take seven to ten days, and reorders take three to five days. Orders for packaging materials for similar titles and title versions generally take fourteen to twenty-one days, and reorders take seven to fourteen days.  To date, we have not experienced any material returns due to product defects.

We currently fulfill all of our direct-to-consumer sales and all of our retail sales out of our own warehouse located in Omaha, Nebraska.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

During the fiscal years ended December 31, 2010 and 2009, we had one customer, Lifeway Christian Resources, that individually accounted for 10% or more of annual sales.  As we introduce new and enhanced software titles into the market and increase our focus on direct sales, we anticipate our sales to a single customer, as a percentage of gross consolidated revenue, will remain below 10%.

Also for the fiscal years ended December 31, 2010 and 2009, significant product and material purchases were as follows:

	% to Total Product
	2010	2009
Sonic Media Solutions Inc. (cd’s and retail boxes)	47%	12%
Midlands Packaging Corporation (retail boxes)	9%	41%
Omaha Box Company (corrugated)	8%	2%
IsoDisc (cd’s)	7%	10%
TurnKey Solutions (cd’s)	7%	0%

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

We entered into a license agreement in June 1999 with Parsons Technology, Inc. which forms the basis of our copyright protection for products that accounted for approximately 92% of our revenues in 2010, including those generated from sales of QuickVerse®, by far our largest selling software title.  A copy of the license that we obtained from Parsons Technology, which has since been assigned to Houghton Mifflin Harcourt Publishing Company, the latest licensor-assignee in a succession of assignments by Parsons Technology that have occurred since June 1999, is incorporated by reference into this annual report on Form 10-K for the year ended December 31, 2010 as Exhibit 10.3.  At the time, it was acquired as part of a combination of related transactions involving ourselves, Parsons Technology, then a wholly owned subsidiary of Mattel, Inc.®, and TLC Multimedia Inc., then also a wholly owned subsidiary of Mattel, Inc.® Aside from the license, the transactions involved an asset sale, a product distribution agreement, and a related services agreement.  Taken as a whole, and essentially, we had acquired from TLC Multimedia a software publishing and sales division (known and referred to by many then as the “Parsons Church Group”).  In accordance with its terms, we agreed to pay a one-time non-recurring fee of $5 million to obtain the license, which fee was payable over a subsequent approximate one year period.  The related asset sale involved separate consideration.

The license that we acquired in 1999 provided us with the right, originally for a term of ten years, to publish, use, distribute, sublicense and sell, exclusively worldwide in non-secular channels and non-exclusively (with the continuing right retained by Houghton Mifflin Harcourt Publishing Company, successor to Parsons Technology) on an unrestricted basis in secular channels, a collection of 65 individual top-selling Christian-related software titles owned by Parsons Technology, including QuickVerse®, among others.  The license covered a variety of other add-on content titles (e.g., various Bible translations, study guides and sermon preparation tools).  The license also included the right for us to modify the programs (including the source code) in order to prepare derivative works and future versions of the programs, and stated that we would exclusively own all rights associated with any such modifications.

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

In October 2001, due to being in arrears with respect to certain royalty payments owed to The Zondervan Corporation, then a content provider to QuickVerse®, we became party to a second mediation ultimately resulting in a multi-party settlement agreement, on October 20, 2003, the terms of which provided for our payment to Zondervan of $500,000 plus 5% simple interest in installments, as well as for our destruction of all inventory containing Zondervan-owned content, all of which we satisfied within months thereafter. As part of the settlement agreement, we received a covenant in perpetuity with respect to our rights under the 1999 license, effectively extending it indefinitely with no continuing financial obligations owed by us. A copy of the settlement agreement which resulted in the effective extension is incorporated by reference into this annual report on Form 10-K for the fiscal year ended December 31, 2010 as Exhibit 10.14.

Since 1999, the developments, including modifications and improvements, that we have made to the originally acquired copyrighted programs covered by the license have been extensive.  We have used both in-house developers and third-party contractors in these modifications and improvements over which we retain the exclusive ownership. Given these developments, which have been made through nine subsequent versions, eight different editions and three new platforms of QuickVerse®, and various subsequent versions of some of the other titles to which we acquired rights under the license (including those in each of the print and graphics, pastoral, children’s, and language tutorial product categories), we believe that the real value of the copyrights associated with these titles lay almost exclusively at this point in the improvements that we own rather than the base copyrights that we were originally granted and that continue to be owned by Houghton Mifflin Harcourt Publishing Company.  Moreover, it is our belief that the original source code covered by the license has been effectively rendered valueless by virtue of these subsequent modifications and improvements.  Although we do not believe that any third parties have been granted any rights to date in addition to our own to publish or sell these titles into secular channels, and do believe that, even if this has occurred or should occur in the future, the barriers to entry created by the extensive developments that we have made and now own to these otherwise licensed titles would make it practically infeasible for any third party to effectively compete with us in relation to these products in any market, there can be no assurance that one or more competitors will not emerge at some point or that they will not impact on our sales and revenues.

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

While some of our copyrighted software programs are registered with the U.S. Copyright Office, others remain unregistered, including all of the works included in the enhancements that we have made to titles from which we originally derived our rights under the 1999 license.  In the U.S., works afforded the benefit of copyright protection can either be registered with the U.S. Copyright Office or remain unregistered, and, although registration offers certain advantages to the holder in being able to assert its rights (including a rebuttable presumption of ownership and entitlement to statutory damages and attorneys fees), the fact remains that an original work in the U.S. becomes protected by the copyright laws from the moment it is “fixed in a tangible medium,” which, as it relates to software, has long been interpreted to mean when it is stored on a hard drive or removable disk.

Trademarks

As part of the 1999 license, we acquired the unlimited right to use the registered trademarks associated with the various titles licensed thereunder exclusively worldwide in non-secular channels and non-exclusively in secular channels.  Because of the fact that QuickVerse® has been on the market for approximately ten years by the time we acquired the license, and had a substantial existing user base, the trademark for this product alone was deemed at the time to be of great importance and value.  In October 2010, we acquired outright ownership of the QuickVerse® trademark from Houghton Mifflin Harcourt Publishing Company. We believe that our initiatives in introducing subsequent versions, editions and platforms of this title prior to and since then, as well as our having maintained extremely high publishing standards throughout the period that we have been publishing this title, have served to sustain and enhance the importance and value of this trademark.

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

EMPLOYEES

As of April 15, 2011, we had nine full-time employees and one part-time employee.  Of those ten, two were part of the senior-level executive and financial management team, three were in the product development team, four were on the sales team, and one was in fulfillment, administration, and related support positions.  For the fiscal year ended December 31, 2010, our annual employee costs (including gross wages, related payroll taxes and benefits) totaled approximately $900,000, equivalent to 46% of gross revenues. In addition, we have engaged the services of several consulting firms who are working full or part-time for us in the area of product development.

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

ITEM 1A. RISK FACTORS.

Several of the matters discussed in this annual report on Form 10-K for the fiscal year ended December 31, 2010 contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this annual report, readers should carefully consider the following cautionary statements and risk factors.

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

Our audited financial statements for the period ending December 31, 2010, including the footnotes thereto, call into question our ability to continue as a going concern. This conclusion was drawn from the fact that, as of the date of those financial statements, we had a negative current ratio and total liabilities in excess of total assets. Those factors, as well as questions surrounding our ability to secure additional financing for continued operations, have resulted in uncertainty regarding our ability to continue as a going concern. See Note 2 in the Notes to the Consolidated Financial Statements for the year ended December 31, 2010.

Our accumulated deficit makes it harder for us to borrow funds.

As of December 31, 2010, and as a result of historical losses in prior years, our accumulated deficit was $9,193,959. The fact that we maintain an accumulated deficit, as well as the extent of our accumulated deficit relative to recent earnings, negatively affects our ability to borrow funds because lenders generally view an accumulated deficit as a negative factor in evaluating creditworthiness.  Any inability on our part to borrow funds if and when required, or any reduction in the favorability of the terms upon which we are able to borrow funds if and when required, including amount, applicable interest rate and collateralization, would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

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

In fiscal year 2010, approximately 86% of our total revenue was derived from one software title, QuickVerse®, compared to 88% of our total revenue for fiscal year 2009. We expect that QuickVerse® will continue to produce a disproportionately large percentage of our revenue for the foreseeable future. Due to this dependence on a single title, the failure of such title, or individual versions of such title, to achieve anticipated results would have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Description of Business – Our Products”.

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

Our costs for product development for the fiscal year ended December 31, 2010 were lower than the fiscal year ended December 31, 2009; however, we anticipate our product development costs will increase in the future as a result of the higher costs associated with releasing more software titles or new title versions across multiple user interface platforms, and the complexity of developing such titles and title versions for next-generation systems, among other reasons. We anticipate that our profitability will continue to be impacted by the levels of research and development expenditures relative to revenue and by fluctuations relating to the timing of development in anticipation of future user interface platforms.

The loss of any of our key executives could have a material adverse effect on our business.

Our success depends to a large degree upon the skills of our two key executives, Steven Malone and William Terrill. We presently do not maintain key person life insurance on any of our two key executives. There can be no assurance that we will be able to retain these executives or attract and retain additional key executives.  The loss of any one of our two key executives would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Management – Directors and Executive Officers”.

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

The volatility of our common stock is illustrated by reference to the fact that, during fiscal year 2010, our trading price fluctuated from a low of $0.001 to a high of $0.015 per share.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

There were no reportable events under this Item 1B during the fiscal year ended December 31, 2010.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 4437 South 134th Street, Omaha, Nebraska. We lease this 5,000 square foot facility under a month-to-month lease agreement with Dock High, LLC.  Our monthly rent is $2,591.17.  In accordance with the terms of this leasehold agreement, we are responsible for all associated taxes, insurance, and utility expenses.

As of April 15, 2011, four of our full-time employees work at their homes. We do not pay for any space associated with these operations.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2010, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 4. (REMOVED AND RESERVED).

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

Common Stock
2009	High	Low
First Quarter	$0.035	$0.010
Second Quarter	$0.029	$0.021
Third Quarter	$0.021	$0.005
Fourth Quarter	$0.045	$0.003

2010	High	Low
First Quarter	$0.015	$0.005
Second Quarter	$0.008	$0.002
Third Quarter	$0.008	$0.002
Fourth Quarter	$0.010	$0.001

STOCKHOLDERS

As of April 15, 2011, there were approximately 620 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no previously unreported sales of unregistered securities during the fourth quarter of the fiscal year ended December 31, 2010.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of equity securities by the Company itself, or any affiliated purchaser during the fourth quarter of the fiscal year ended December 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read together with our consolidated financial statements for the period ended December 31, 2010 and the Notes to the Consolidated Financial Statements.

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

MANAGEMENT OVERVIEW

During the year ended December 31, 2010, we focused on our two product lines, QuickVerse® and FormTool®, their respective websites and their individual technological features. Specifically, we focused on expanding the content as well as the annual upgrade for the QuickVerse® product line and an upgrade to the FormTool® website. The annual upgrade release of QuickVerse®, QuickVerse® 2011, was released in December 2010. Overall, for the year ended December 31, 2010, we continued to concentrate on building our technology platform and infrastructure in order to become a more Webcentric provider of online products.

QuickVerse®

During the year ended December 31, 2010, our development team mainly worked on projects that focused on expanding the library for the QuickVerse® product line. This resulted in two content collections that were reintroduced, reformatted and made available as a downloadable product as well as a new commentary collection series. Furthermore, our development team focused on our annual upgrade release of the QuickVerse® Windows platform.  Specifically, the QuickVerse® product line releases include the following:

▪	Fisherman Study Guide Series Complete Collection with a retail price of $169.95;
▪	Spiritual Encounter Guides with a retail price of $29.95;
▪	John Phillips Commentary Collection Series with a retail price of $399.95; and
▪	QuickVerse® 2011 (Windows) in five different editions with a range in retail price from $39.95 to $799.95.

Comparatively, during the year ended December 31, 2009, we released the following:

▪	Charles H. Spurgeon Collection with a retail price of $69.95;
▪	Early Church Fathers Collection with a retail price of $149.95;
▪	QuickVerse® Commentary Series in four different editions each with a retail price of $19.95;
▪	Sermon Builder 5.0 with a retail price of $69.95;
▪	QuickVerse® Macintosh 3.0 in three different editions with a range in retail price from $59.95 to $349.95; and
▪	QuickVerse® 2010 (Windows) in six different editions with a range in retail price from $39.95 to $799.95.

For the year ended December 31, 2009, our development team also finalized a new edition to our quickverse.com website, referred to as our QuickVerse® Knowledgebase. The QuickVerse® Knowledgebase enables users to quickly find and navigate through multiple troubleshooting scenarios online rather than having to call or email our technical support department.

As we continue to expand and build upon our website technology, we anticipate the number of downloadable options for our QuickVerse® product line to continue to grow substantially over time.

FormTool®

During February 2008, we acquired FormTool.com and the FormTool® line of products.  The FormTool® product line offers quality, professionally designed forms for business, accounting, construction, sales, real estate, human resources and personal organization needs.  Since acquiring FormTool®, we have re-launched the FormTool.com website as an online marketplace for purchasing the FormTool® product line, as well as a “one-stop” shop for finding, purchasing and downloading customizable forms for a wide range of business and consumer needs. In addition, we released an upgrade of the FormTool® product line, FormTool 7.0.  FormTool.com now offers the FormTool® product line in three downloadable editions that range in retail price from $29.99 to $199.99 as well as downloadable forms on an individual basis or in bulk groups.

During the year ended December 31, 2010, we continued working on the revamping of our website for our FormTool® product line in order to add greater functionality to the website.  Although there can be no assurance, this revamped website is scheduled to be launched in the second quarter of 2011.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

Statements of Operations for Years Ended December 31	2010	2009	Change
Net revenues	$1,781,164	$2,113,840	$(332,676)
Cost of sales	(745,671)	(785,840)	40,169
Gross profit	$1,035,493	$1,328,000	$(292,507)
Sales, marketing and general and administrative expenses	(1,518,557)	(1,947,530)	428,973
Loss from operations	$(483,064)	$(619,530)	$136,466
Other income (expenses), net	(12,430)	(21,558)	9,128
Loss before income taxes	$(495,494)	$(641,088)	$145,594
Income tax (provision)	---	---	---
Net loss	$(495,494)	$(641,088)	$145,594

The differing results of operations are primarily attributable to the following:

▪	a decrease in net revenues for the year ended December 31, 2010 partly attributable to the following:
	▪	the decreased number of upgrade sales;
	▪	the overall decreased number of product releases;
	▪	no release of the QuickVerse® Macintosh platform during 2010; and
	▪	the current economic downturn; and
▪	a decrease in sales, marketing and general and administrative expenses for the year ended December 31, 2010 arising from our continuous efforts to cut costs.

Our software products are highly seasonal. More than 50% of our annual sales are expected to occur in the five months of September through January; the five months of April through August are generally our weakest, generating less than 30% of our annual sales.

Revenues

The following table presents our revenues for 2010 and 2009 and dollar and percentage changes from the prior year.

					Change
Revenues for Years Ended December 31	2010	% to Sales	2009	% to Sales	$	%
Gross revenues	$1,928,591	100%	$2,428,907	100%	$(500,316)	21%
Less estimated sales returns and allowances	(147,427)	8%	(315,067)	13%	167,640	53%
Net revenues	$1,781,164	92%	$2,113,840	87%	$(332,676)	16%

During each of the years ended December 31, 2010 and 2009, our sales efforts were primarily focused on directly targeting end-users through telemarketing and Internet sales.  Due to the increased stability, frequency and consistency in our development schedule in regards to the annual release of our flagship product, QuickVerse®, upgrade sales have not been increasing at as rapid a rate as they have in previous years; and therefore, we experienced a decrease in gross revenues for the year ended December 31, 2010.  We’ve also experienced a decrease in the number of product releases for the year ended December 31, 2010, which is a large contributing factor to the decrease in our gross revenues. For instance, during the year ended December 31, 2009, we released an upgrade to the QuickVerse® Macintosh platform; whereas, we had no such release during the year ended December 31, 2010. Finally, we believe the current economic downturn has had a negative impact on our retail sales as well as our direct sales. Although there can be no assurance, we anticipate that our revenues in the future related to the QuickVerse® product line will remain consistent with our 2010 quarterly and annual figures as we continue to expand the content made available for our QuickVerse® products, develop new products for multiple platforms, offer our products at a range of price points intended to appeal to various market sub-segments and offer new venues to gain access to the expanded content available for our QuickVerse® customers.

Conversely, during the year ended December 31, 2010, we did recognize approximately $150,000 in revenue from the FormTool® product line, which was an increase of approximately $59,000 from approximately $91,000 for the year ended December 31, 2009. Although there can be no assurance, we do anticipate our revenues in relation to the FormTool® product line to increase in the near-term based on our anticipated enhancements of the revamped FormTool.com website and a greater retail penetration derived from our new partnership with Encore Software, Inc.

As a percentage of gross revenues, our sales returns and allowances decreased significantly for the year ended December 31, 2010 compared to December 31, 2009.  Typically, product returns trend upward after a new version is released as distributors and retail stores return old product in exchange for the new version release. The decrease for the year ended December 31, 2010 is a result of our distributors and retail stores returning a majority of their old product exchange of QuickVerse® 2009 for the newest version release QuickVerse® 2010 during the last three months of the year ended December 31, 2009. In past years, these returns and exchanges generally have taken place in the first quarter of the year. While a number of our distributors and retail stores did return their old product exchange of QuickVerse® 2010 for the newly released QuickVerse® 2011 during the fourth quarter of 2010, we do anticipate more returns to be received during the first quarter of 2011. This is partly due to the late release of QuickVerse® 2011 in December 2010.  On the other hand, the late release of QuickVerse® 2011 did allow more time for the distributors and retail stores to sell through their stock of the QuickVerse® 2010 product line. Finally, for the year ended December 31, 2009 we had increased our reserve of sales returns due to the downturn in the economic environment.  Generally going forward, it is our objective to release enhanced versions of our biggest-selling products on an annual basis, and as a percentage of gross revenues we anticipate sales returns and allowances to decrease over time as a result of increased stability in the functionality of our products, decreasing reliance on retail sales and increasing reliance on direct sales, which have historically resulted in fewer returns, and improved planning in the timing of new product version releases.

Cost of Sales

The following table presents our cost of sales for 2010 and 2009 and dollar and percentage changes from the prior year.

					Change
Cost of Sales for Years Ended December 31	2010	% to Sales	2009	% to Sales	$	%
Direct costs	$155,598	8%	$204,804	8%	$(49,206)	24%
Less estimated cost of sales returns and allowances	(21,735)	1%	(46,980)	2%	25,245	54%
Amortization of software development costs	238,153	12%	226,975	9%	11,178	5%
Royalties	199,331	10%	226,724	9%	(27,393)	12%
Freight-out	120,189	6%	111,701	5%	8,488	8%
Fulfillment	54,135	3%	62,616	3%	(8,481)	14%
Cost of sales	$745,671	39%	$785,840	32%	$(40,169)	5%

Cost of sales consists primarily of direct costs, amortization of capitalized software development costs, non-capitalized technical support wages, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, fulfilling and shipping our products.

The net decrease in cost of sales between the years ended December 31, 2010 and the corresponding period during 2009 is predominately attributable to the offset of a decrease in direct costs, cost of sales returns and allowances and royalties and an increase in amortization of software development costs. The decrease in direct costs is a result of scaling down our technical support department as our products continue to become more functionally stable and the QuickVerse® Knowledgebase on our website has decreased our dependency on physical technical support. In addition, we have reduced the costs of our raw materials by producing a majority of our cd’s in house and by offering more of our products as a download from our websites. The decrease in our sales returns and allowances naturally led to a decrease in the cost of those sales returns and allowances.  Furthermore, the decrease in royalties is a direct result of the decrease in net revenues.  As a percentage of gross revenues, royalties remained steady for the year ended December 31, 2010 as we continue to monitor and align the content mix within our QuickVerse® product line.  Although there can be no assurance, we anticipate our royalty obligation accruals to either remain stable or increase in the future in real terms as sales to new customers increase, more development projects are implemented for new and/or enhanced products, and as we continue to expand the content available for our QuickVerse® line of products. Upgrade sales will remain only subject to royalties on their content additions. The increase in the amount of amortization for the year ended December 31, 2010 is a result of the releases of QuickVerse® Macintosh 3.0 in August 2009, QuickVerse® 2010 in October 2009, the QuickVerse® Commentary Series in December 2009, the John Phillips Commentary Collection Series in September 2010 and QuickVerse® 2011 in December 2010.  We did not have a Macintosh release during 2008 which led to less amortization during 2009.

Freight costs increased for the year ended December 31, 2010 due to increased fees from the shipping companies.  In addition, we experienced an increase in freight costs due to the late release of QuickVerse® 2011 and our desire to deliver the product to our customers prior to the Christmas season.  Although there can be no assurance, we anticipate freight costs to decrease in real terms on an ongoing basis as we continue to focus our sales effort on direct and/or upgrade sales and continue to advertise and enhance the ability to offer our software products as downloads from our website. Fulfillment costs decreased in real terms as we have reduced our fulfillment workforce due to the decreased sales volume.

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

The amortization recognized during the year ended December 31, 2010 resulted mainly from the following software releases:

▪	QuickVerse® 2009 (released October 2008),
▪	Sermon Builder 5.0 (released March 2009),
▪	QuickVerse® Macintosh 3.0 (released August 2009),
▪	QuickVerse® 2010 (released October 2009),
▪	QuickVerse® Commentary Series (released December 2009),
▪	John Phillips Commentary Collection Series (released September 2010),
▪	QuickVerse® 2011 (released December 2010) and
▪	Multiple new content additions for QuickVerse® products (released April 2007 through August 2009).

Comparatively, during the year ended December 31, 2009, the amortization recognized resulted mainly from the following software releases:

▪	FormTool® 7.0 (released September 2008),
▪	QuickVerse® 2009 (released October 2008),
▪	Charles H. Spurgeon Collection (released February 2009),
▪	Sermon Builder 5.0 (released March 2009),
▪	QuickVerse® Macintosh 3.0 (released August 2009),
▪	Early Church Fathers Collection (released August 2009),
▪	QuickVerse® 2010 (released October 2009),
▪	QuickVerse® Commentary Series (released in December 2009) and
▪	Multiple new content additions for QuickVerse® products (released April 2007 through November 2008).

The overall increase in amortization for the year ended December 31, 2010 is the result of fewer development projects that were released during the fiscal year 2008, which ultimately led to less amortization for the year of 2009. In the future, our objective is to realize overall increases in revenues due to aggressive product development and release schedules as well as the acquisitions of new product lines.

Although there can be no assurance, in the future, as we continue to implement our strategy to become a principally Webcentric provider of online products, we anticipate experiencing a decrease in cost of sales, specifically direct costs, freight and fulfillment, as more of our products will become available for download.

Software Development Costs For Years Ended December 31	2010	2009
Beginning balance	$338,947	$330,018
Capitalized	160,080	235,904
Amortized (cost of sales)	(238,153)	(226,975)
Ending balance	$260,874	$338,947
Research and development expense (General and administrative)	$162,785	$178,705

For the year ended December 31, 2010, the decrease in capitalized costs is the result of our development team being focused on only four development projects throughout the year, whereas they were focused on six development projects during the year ended December 31, 2009.  As stated above, we did not have an upgrade release for the QuickVerse® Macintosh platform during the year ended December 31, 2010 as we did in the year ended December 31, 2009. Furthermore, we have experienced an overall decrease in the number of third party man hours utilized towards development due to the increased efficiency in our development output. This efficiency also contributes to the decreased amount of research development expense.  Overall, we have continued to experience increased efficiency in our development output both internally and externally.

Sales, General and Administrative

						Change
Sales, General and Administrative Costs for Years Ended December 31	2010		% to Sales	2009	% to Sales	$	%
Selected expenses:
Commissions	$	---	0%	$3,000	0%	$(3,000)	100%
Advertising and direct marketing		142,846	7%	142,189	6%	657	0%
Sales and marketing wages		201,384	10%	297,771	12%	(96,387)	32%
Other sales and marketing costs		8,317	0%	8,788	0%	(471)	5%
Total sales and marketing		$352,547	18%	$451,748	19%	$(99,201)	22%
Personnel costs		$383,811	20%	$468,103	19%	$(84,292)	18%
Amortization and depreciation		88,228	5%	297,073	12%	(208,845)	70%
Research and development		162,785	8%	178,705	7%	(15,920)	9%
Other general and administrative costs		531,186	28%	551,901	23%	(20,715)	4%
Total general and administrative		$1,166,010	60%	$1,495,782	62%	$(329,772)	22%
Total sales, marketing, general and administrative		$1,518,557	79%	$1,947,530	80%	$(428,973)	22%

As gross revenues decreased for the year ended December 31, 2010, total sales, marketing and general and administrative costs also significantly decreased.  We have discontinued our contract with a third party for telemarketing services, and therefore, no longer incur commission fees. Although there can be no assurance, we do not anticipate relying on a third party for telemarketing services in the future. Advertising and direct marketing costs remained relatively steady as we have moved towards advertising plans which allows us to recognize a set amount of expense each month rather than recognize large amounts of advertising expense at the end of the year and during the holiday season. We anticipate advertising and marketing costs to remain consistent with those recognized for the full year of 2010. We continue to focus on enhancing our product visibility online by increasing and focusing more on our direct marketing efforts, while limiting the scope and frequency of our print advertising campaigns to those that we can capitalize on the most in order to maximize sales associated with new products, product enhancements and potential new product lines.  During the year ended December 31, 2010, sales and marketing wages - reclassified, decreased as a result of streamlining our CBA sales team. Furthermore, during the year ended December 31, 2009 we recognized approximately $21,000 of expense related to 725,000 restricted shares of common stock issued to our sales team employees. While we would like to expand our in-house direct-telemarketing sales team in relation to our current and potential new product lines, we may not be able to do so in the immediate future due to budget constraints that we have imposed as a result of our weak working capital position and the current, relatively unfavorable macro-economic climate for non-essential consumer products. Therefore, we anticipate our sales and marketing wages to remain relatively steady in future periods.

In addition to the decrease in total net personnel costs, gross direct salaries and wages, before adjustments of capitalized wages and reclassifications, decreased approximately $258,000, from approximately $1,037,000 for the year ended December 31, 2009 to approximately $779,000 for the year ended December 31, 2010. For the year ended December 31, 2009, we recognized approximately $105,000 of expense related to 3,357,143 restricted shares of common stock issued to employees as compensation for services rendered January 1, 2004 through December 31, 2008. The decrease in gross personnel costs is the result of the departure of a member of the product development team as we have streamlined this department with external, independently contracted developers, the reduction in our technical support and IT staff as our software products become more stable, the loss of our Vice President of Sales as we have restructured our CBA sales team, the departure of a customer service representative as well as a member of the accounting team and a member of the fulfillment team. As a percentage of gross revenues, gross direct salaries and wages decreased approximately 2% from approximately 43% for the year ended December 31, 2009 to approximately 41% for the year ended December 31, 2010. Due to workforce reductions attributable to the current, relatively unfavorable macro-economic climate for non-essential consumer products, and the loss in July, 2010 of our Chief Financial Officer, Kirk R. Rowland, who had been receiving an annual salary of $110,000 and who we have no present intentions of replacing in the foreseeable future, we anticipate direct salaries and wages to decrease in the future.

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

Research and development costs include direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs). While research development expense decreased, we recognized approximately $27,000 in expense for the year ended December 31, 2009 due to the discontinuation of four development projects; and therefore, all associated capitalized costs were expensed. The amount of research development expense for the year ended December 31, 2010 is the result of fewer development projects as compared to the year ended in December 31, 2009.  In future periods, we anticipate research and development expenses to either slightly decrease or remain stable as we have experienced increased efficiency in our development output (both internal and external).

Provision for Income Taxes

For the years ended December 31, 2010 and 2009, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

As of December 31, 2010, we have net operating loss carryforwards, for federal income tax purposes, of approximately $9,191,000. These carryforwards are the result of income tax losses generated as follows:

Generated	Loss	Expiration
2000	$873,000	2020
2001	$5,191,000	2021
2002	$235,000	2022
2005	$956,000	2025
2006	$584,000	2026
2008	$694,000	2028
2009	$366,000	2029
2010	$292,000	2030

We will need to achieve a minimum annual taxable income, before deduction of operating loss carryforwards, of approximately $505,000 to fully utilize the current loss carryforwards. See Note 6, Income Taxes, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2010 for further information regarding the components of our income tax provision.

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

Working Capital	2010	2009
Current assets	$224,349	$355,423
Current liabilities	$1,805,504	$1,696,940
Retained deficit	$9,193,959	$8,698,465

While liquidity for our day-to-day continued operations remains an ongoing concern for us, and while there can be no continuing assurance, given the fact that a substantial portion of our net sales – 61% of which we collected during the year ended December 31, 2010 through credit card processing transactions – are able to be collected in a much shorter timeframe (several days) than that in which we must generally pay our trade payables (30 days) and our accrued royalties (quarterly, semi-annually, or annually), the situation suggested by our consistently and significantly negative ratio of current assets to current liabilities has historically been manageable.

Cash Flows for Years Ended December 31	2010	2009	Change	%
Cash flows provided by operating activities	$2,432	$17,660	$(15,228)	86%
Cash flows (used) by investing activities	$(163,283)	$(224,982)	$61,699	27%
Cash flows provided (used) by financing activities	$44,339	$(77,510)	$121,849	157%

Net cash provided by operating activities decreased for the year ended December 31, 2010 mainly due to a reduction in cash received from customers which was offset in part by a reduction in payments made to content providers, vendors and employees.

The decrease in net cash used by investing activities for the year ended December 31, 2010 was due to the lack of investing activities related to capitalized software and website development costs.

Net cash provided by financing activities increased for the year ended December 31, 2010 as a result of issuing our board of directors stock for their services from January 1, 2009 to June 30, 2010. These services were previously valued at $90,000; however, the board of directors agreed that the difference between the value of the restricted shares of common stock ($7,500) and their services, which totaled $82,500, would be recorded as contributed capital. Offsetting to a degree to the increase in cash provided by financing activities for the year ended December 31, 2010 were the continued payments made on long-term notes payable.

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

Contractual Liabilities

In May 2007, we secured an operating lease with a third-party for our corporate office facility in Omaha, Nebraska with terms extending through May 2012.  In September 2010, we entered into an early lease termination agreement whereas the third-party agreed to accept three months back monthly lease payments.  In December 2010, the lease agreement was considered to be paid in full and a full release had been granted by the third-party. We also secured an operating lease with a third-party for a warehouse facility in Omaha, Nebraska with terms extending through June 2010. Since June 2010, we have continued to lease the warehouse facility under a month-to-month lease agreement. In accordance with the terms of this leasehold agreement, we are responsible for all associated taxes, insurance and utility expenses.

At December 31, 2010, there were no future minimum rental payments required under these lease agreements. See Note 9, Rental and Lease Information, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2010 for more detailed information.

The Potential Impact of Known Facts, Commitments, Events and Uncertainties on Future Operating Results or Future Liquidity Requirements

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2010 for information regarding the potential effects of new accounting pronouncements on our results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of FindEx.com Inc.

We have audited the accompanying consolidated balance sheets of FindEx.com Inc. and subsidiaries as of December 31, 2010 & 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended.  Findex.com Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FindEx.com Inc. and subsidiaries as of December 31, 2010 & 2009 and the results of operations and cash flows for the years ended December 31, 2010 & 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $495,494 during the year ended December 31, 2010, and, as of that date, had a working capital deficiency of $1,581,155 and a retained deficit of $9,193,959. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Brimmer, Burek & Keelan LLP
Tampa, Florida

April 15, 2011

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$22,027	$138,539
Accounts receivable, trade, net	109,243	92,515
Inventories	64,662	88,546
Deferred income taxes, net	2,400	4,700
Other current assets	26,017	31,123
Total current assets	224,349	355,423
Property and equipment, net	7,709	13,979
Intangible assets, net	384,553	488,691
Restricted cash	---	6,000
Other assets	53,516	96,434
Total assets	$670,127	$960,527

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current portion of term debt	$61,265	83,898
Accrued royalties	951,136	815,687
Accounts payable, trade	428,723	387,082
Accounts payable, related parties	75,786	78,869
Accrued payroll	110,476	125,846
Other current liabilities	178,118	205,558
Total current liabilities	1,805,504	1,696,940
Long-term debt, net	---	---
Deferred income taxes, net	2,400	4,700
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively	---	---
Common stock, $.001 par value
120,000,000 shares authorized,
67,349,153 and 59,572,725 shares issued and outstanding, respectively	67,349	59,573
Paid-in capital	7,988,833	7,897,779
Retained (deficit)	(9,193,959)	(8,698,465)
Total stockholders’ equity (deficit)	(1,137,777)	(741,113)
Total liabilities and stockholders’ equity (deficit)	$670,127	$960,527

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2010	2009

Revenues, net of reserves and allowances	$1,781,164	$2,113,840
Cost of sales	745,671	785,840
Gross profit	1,035,493	1,328,000
Other operating income and expenses:
Sales and marketing expenses	352,547	451,748
General and administrative expenses	1,166,010	1,495,782
Total other operating income and expenses	1,518,557	1,947,530
Loss from operations	(483,064)	(619,530)
Gain on fair value adjustment of derivatives	---	-
Other income	6,095	4,645
Interest expense	(18,525)	(26,203)
Loss before income taxes	(495,494)	(641,088)
Income tax (provision)	---	---
Net loss	$(495,494)	$(641,088)

Net loss per share - Basic & Diluted:	$(0.01)	$(0.01)

Weighted average shares used in computing basic & diluted net loss per share:	62,640,686	58,487,793

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2008	54,072,725	$54,073	$7,787,779	$(8,057,377)	$(215,525)
Common stock issued for services	5,500,000	5,500	110,000	---	115,500
Net loss, December 31, 2009	---	---	---	(641,088)	(641,088)
Balance, December 31, 2009	59,572,725	$59,573	$7,897,779	$(8,698,465)	$(741,113)
Common stock issued for services	7,776,428	7,776	91,054	---	98,830
Net loss, December 31, 2010	---	---	---	(495,494)	(495,494)
Balance, December 31, 2010	67,349,153	$67,349	$7,988,833	$(9,193,959)	$(1,137,777)

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2010	2009

Cash flows from operating activities:
Cash received from customers	$1,750,711	$2,162,760
Cash paid to suppliers and employees	(1,740,367)	(2,130,288)
Other operating receipts	2,098	206
Interest paid	(10,234)	(17,982)
Interest received	224	2,964
Net cash provided by operating activities	2,432	17,660
Cash flows from investing activities:
Acquisition of property and equipment	(2,543)	(1,711)
Cash paid for tradename	(10,000)	---
Proceeds from sale of property and equipment	3,773	1,501
Software development costs	(160,080)	(235,904)
Website development costs	(5,067)	(26,356)
Deposits refunded, net	10,634	37,488
Net cash used by investing activities	(163,283)	(224,982)
Cash flows from financing activities:
Payments made on long-term notes payable	(38,161)	(77,510)
Contributed Capital	82,500	---
Net cash provided (used) by financing activities	44,339	(77,510)
Net decrease in cash and cash equivalents	(116,512)	(284,832)
Cash and cash equivalents, beginning of year	138,539	423,371
Cash and cash equivalents, end of year	$22,027	$138,539

Reconciliation of net loss to cash flows from operating activities:
Net loss	$(495,494)	$(641,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Software development costs amortized	238,153	226,974
Stock and warrants issued for services	16,331	70,500
Provision for bad debts	8,316	8,788
Depreciation & amortization	88,228	297,073
(Gain) on disposal of property and equipment	(3,773)	(520)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(25,044)	47,577
Decrease (increase) in inventories	23,884	(7,001)
Decrease in prepaid expenses	20,633	35,859
Increase in accrued royalties	135,449	95,382
Increase (decrease) in accounts payable	79,342	(104,094)
(Decrease) in other liabilities	(83,593)	(11,790)
Net cash provided by operating activities	$2,432	$17,660

See accompanying notes.

Findex.com, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

CONCENTRATIONS

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents at well-known, quality financial institutions. We currently maintain our cash balances in one financial institution located in Omaha, Nebraska. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. The maximum loss that would have resulted from that risk totaled $-0- and $-0- at December 31, 2010 and 2009, respectively, for the excess of the deposit liabilities reported by the bank over the amount that would have been covered by federal insurance.

We sell a majority of our products to consumers through distributors, Christian bookstores, Internet and direct marketing efforts. Although we attempt to prudently manage and control accounts receivable and perform ongoing credit evaluations in the normal course of business, we generally require no collateral on our product sales. During 2010, we incurred sales transactions with approximately 14,000 consumers and 250 retail bookstores and distributors.  Our top five retail customers in aggregate accounted for 27% and 25% of gross sales for the years ended December 31, 2010 and 2009, respectively, as indicated below:

Sales to Top 5 Retail Customers – Percent to Total Sales
	Customers
	A	B – E Combined	Total
2010	15%	12%	27%
2009	14%	11%	25%

Accounts receivable relating to customer A was $8,408 and $3,412 at December 31, 2010 and 2009, respectively.

During the years ended December 31, 2010 and 2009, we derived our total revenue from the following sales breakdown:

	2010	2009
QuickVerse®	86%	88%
FormTool®	8%	4%
Other software titles	6%	8%
Total	100%	100%

During the years ended December 31, 2010 and 2009, four vendors provided purchases individually of 10% or more of the total product and material purchases as follows:

Major Vendors – Percent to Total Product and Material Purchases
	Vendors
	A	B	C	D	Total
2010	47%	10%	8%	7%	72%
2009	41%	12%	10%	10%	73%

Major Vendors – Accounts Payable Balances in Dollars
	Vendors
	A	B	C	D	Total
2010	$8,200	$1,377	$6,392	$3,377	$19,346
2009	$14,630	$3,423	$5,922	$9,282	$33,257

ROYALTY AGREEMENTS

We have entered into certain agreements whereby we are obligated to pay royalties for content of software published. We generally pay royalties based on a percentage of sales on respective products or on a fee per unit sold basis. We expense software royalties as product costs during the period in which the related revenues are recorded. See Note 10.

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

SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20-25, Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a “beta” version for testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months, but up to 60 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $1,234,594, less accumulated amortization of $973,721 at December 31, 2010.

Capitalized software development costs are stated at the lower of amortized costs or net realizable value. Recoverability of these capitalized costs is determined at each balance sheet date by comparing the forecasted future revenues from the related products, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues. We recognized a write-down to net realizable value totaling $7,899 and $4,222 for the years ended December 31, 2010 and 2009, respectively, which has been included in Cost of sales on our Consolidated Statements of Operations. See Note 3.

ASC 730, Research and Development, provides accounting and reporting standards for research and development. In accordance with ASC 730-10, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $162,785 and $178,705 for the years ended December 31, 2010 and 2009, respectively.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in other assets on our Consolidated Balance Sheets, were $150,084 and $145,017, less accumulated amortization of $100,888 and $57,537 at December 31, 2010 and 2009, respectively.

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

We reduce product revenue for estimated returns and price protections that are based on historical experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of end-user rebates on certain current product sales. Our rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program. We did not offer any rebate programs to our customers during 2010 or 2009.

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

ADVERTISING

Advertising costs, including direct response advertising costs, are charged to operations as incurred. We have determined that direct response advertising costs are insignificant. Total advertising costs included in “Sales and marketing expenses” in the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 were approximately $110,000 and $98,000, respectively.

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

No options or warrants were issued during the year ended December 31, 2010.

We maintain a policy of issuing authorized but unissued shares of common stock to satisfy share option and warrant exercises.

LEGAL COSTS RELATED TO LOSS CONTINGENCIES

We accrue legal costs expected to be incurred in connection with a loss contingency as they occur.  We did not accrue any legal costs related to a loss contingency during the years ended December 31, 2010 and 2009.

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

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

For the Year Ended December 31	2010	2009

Numerator:
Net loss	$(495,494)	$(641,088)

Denominator:
Denominator for basic per share amounts – weighted average shares	62,640,686	58,487,793
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Denominator for diluted per share amounts - weighted average shares	62,640,686	58,487,793

The calculations of earnings (loss) per share for 2010 and 2009 excluded the impact of the following potential common shares as their inclusion would be anti-dilutive:

For the Year Ended December 31	2010	2009

Stock options	175,000	2,080,000
Warrants	---	2,300,000
Total weighted average anti-dilutive potential common shares	175,000	4,380,000

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

RECENT ACCOUNTING PRONOUNCEMENTS

When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) – Intangibles – Goodwill and Other. ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted. Adoption of ASU 2010-28 is not expected to have a material impact on our consolidated financial statements.

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

RECLASSIFICATIONS

Certain accounts in our 2009 financial statements have been reclassified for comparative purposes to conform with the presentation in our 2010 financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. However, as of December 31, 2010 and 2009, we had negative working capital of $1,581,155 and $1,341,517, respectively, and had an accumulated deficit of $9,193,959 and $8,698,465, respectively. Although these factors raise substantial doubt about our ability to continue as a going concern, we have taken several actions in an attempt to mitigate the risk that we will be unable to continue as a going concern through December 31, 2011. These actions include pursuing the sale of product lines and pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 3 – BALANCE SHEET DETAILS

Details of certain balance sheet captions are as follows:

Year ended December 31,	2010	2009

Accounts receivable, trade, net:
Gross trade accounts receivable	$130,243	$109,215
Less: allowance for doubtful accounts	(21,000)	(16,700)
Net accounts receivable, trade	$109,243	$92,515

Allowance for doubtful accounts:
Beginning balance	$16,700	$16,300
Bad debts provision (included in Sales and marketing expenses)	8,316	8,788
Accounts written off	(4,069)	(9,621)
Collection of accounts previously written off	53	1,233
Ending balance	$21,000	$16,700

Inventories, net:
Raw materials	$46,206	$79,206
Finished goods	27,564	24,121
Less: reserve for obsolete inventory	(9,108)	(14,781)
Net inventories	$64,662	$88,546

Reserve for obsolete inventory:
Beginning balance	$14,781	$15,500
Provision for obsolete inventory	13,945	7,096
Obsolete inventory written off	(19,618)	(7,815)
Ending balance	$9,108	$14,781

Other current assets:
Prepaid expenses	$26,017	$31,123
Total other current assets	$26,017	$31,123

Property and equipment, net
Computer equipment	$71,847	$76,516
Computer software	67,614	68,484
Office equipment	64,747	69,789
Office furniture and fixtures	35,363	39,588
Warehouse equipment	4,568	5,958
Total property and equipment	244,139	260,335
Less: accumulated depreciation	(236,430)	(246,356)
Net property and equipment	$7,709	$13,979

Intangible assets, net
Software license agreements, net
Cost	$4,237,390	$4,227,390
Less: accumulated amortization	(4,113,710)	(4,077,646)
Net software license agreement	$123,680	$149,744
Capitalized software development costs, net
Capitalized costs	$1,234,594	$1,074,514
Less: accumulated amortization	(973,721)	(735,567)
Net capitalized software development costs	$260,873	$338,947
Net intangible assets	$384,553	$488,691

We entered into a license agreement in June 1999 with Parsons Technology, Inc., a subsidiary of TLC, a copy of which has since been assigned to Houghton Mifflin Harcourt Publishing Company, the latest licensor-assignee in a succession of assignments that have occurred since the original agreement. The license, as we acquired it in 1999, provided us with the right, for a term of ten years, to publish, use, distribute, sublicense and sell, exclusively worldwide in non-secular channels and non-exclusively on an unrestricted basis in secular channels, a collection of 65 individual top-selling Christian-related software titles and content owned by Parsons Technology, including QuickVerse, among others.  In October 2003, we reached settlement in a dispute with The Zondervan Corporation and TLC which extended indefinitely the term of the software license agreement. In May 2010, we purchased certain copyrights from Houghton Mifflin Harcourt Publishing Company that were related to our 1999 license agreement with Parsons Technology, Inc.  See Note 4.

Amortization related to the software license agreements, included in General and administrative expenses on our Consolidated Statements of Operations, was $36,064 and $231,009 for the years ended December 31, 2010 and 2009, respectively.

Amortization for the capitalized software development costs, included in Cost of sales on our Consolidated Statements of Operations, was $238,153 and $226,974 for the years ended December 31, 2010 and 2009, respectively.

Other current liabilities:
Reserve for sales returns	$115,756	$121,165
Other accrued expenses	32,362	84,393
Total other current liabilities	$148,118	205,558

Reserve for sales returns (included in Other current liabilities):
Beginning balance	$121,165	$119,822
Return provision – sales	144,900	313,200
Return provision – cost of sales	(21,735)	(46,980)
Returns processed	(128,574)	(264,877)
Ending balance	$115,756	$121,165

NOTE 4 – INTANGIBLE ASSETS

In May 2010, we purchased certain copyrights from Houghton Mifflin Harcourt Publishing Company for $10,000.  The copyrights were related to our 1999 license agreement with Parsons Technology, Inc. in relation to which Houghton Mifflin Harcourt Publishing Company had been the latest licensor-assignee in a succession of assignments dating back to 1999 and originating with Parsons Technology, Inc.  The license that we acquired in 1999 provided us with the right to publish, use, distribute, sublicense and sell, exclusively worldwide in non-secular channels and non-exclusively  on an unrestricted basis in secular channels, a collection of 65 individual top-selling Christian-related software titles owned by Parsons Technology, including QuickVerse, among others. The acquired copyrights are amortized over a ten year useful life as was the original software license we acquired in 1999.

NOTE 5 – DEBT

At December 31, 2010 and 2009, the current portion of term debt consisted of the following:

	2010		2009

Unsecured term note payable to a premium finance company due April 2010 in monthly installments of $1,664, including interest at 5.73%.	$	---	$6,577

Unsecured term note payable to a vendor for advertising due July 2010 in monthly installments of $2,000, including interest at 10%.		---	13,141

Unsecured term note payable to a premium finance company due March 2011 in monthly installments of $1,775, including interest at 6.84%.		5,265	---
Total short-term notes payable		5,265	19,718
Add: Current maturities of long-term debt		56,000	64,180
Current portion of term debt		$61,265	$83,898

At December 31, 2010 and 2009, long-term debt consisted of the following:

	2010		2009

Unsecured term note payable to a former shareholder due March 2008 in monthly installments of $10,000, plus interest at 8%, through April 2007, and monthly installments of $20,000, plus interest at 8%, beginning May 2007.		$56,000	$56,000

Unsecured term note payable to a limited liability company due February 2010 in monthly installments of $4,167, including simple interest at 15%.		---	8,180
Total Long-term debt		56,000	64,180
Less: Current maturities		(56,000)	(64,180)
Long-term debt, net	$	---	---

At December 31, 2010, we were current on the unsecured term notes payable to the premium finance company, the advertising vendor, and the limited liability company.  We were in arrears for the final three payments of the unsecured term note payable to a former shareholder.

NOTE 6 – INCOME TAXES

The provision for taxes on income from continuing operations for the years ended December 31, 2010 and 2009 consisted of the following:

	2010		2009

Current:
Federal	$	---	$	---
State		---		---
Net current income tax expense		---		---
Deferred:
Federal		---		---
State		---		---
Net deferred income tax expense		---		---
Total tax provision	$	---	$	---

The provisions for income taxes differ from the amounts computed by applying the federal statutory rate due to the following:

	2010		2009

Expense (benefit) at Federal statutory rate – 34%		$(158,268)		$(217,970)
State tax effects, net of Federal taxes		(501)		(1,717)
Nondeductible expenses		252		382
Nontaxable income		---		---
Deferred tax asset valuation allowance		158,517		219,305
Income tax expense	$	---	$	---

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our total and net deferred tax assets, deferred tax asset valuation allowances and deferred tax liabilities at December 31, 2010 and 2009 are as follows:

For the year ended December 31, 2010	Federal	State		Total

Current Deferred Income Taxes
Accrued expenses, reserves, other items	$91,100		$300	$91,400
Operating loss carryforwards	---		---	---
Total current deferred income tax asset	91,100		300	91,400
Less: Valuation allowance	(88,700)		(300)	(89,000)
Deferred income tax asset, net	$2,400	$	---	$2,400

Non-current Deferred Income Taxes
Property and equipment and state deferred tax liabilities	$2,200		$100	$2,300
Operating loss carryforwards	3,120,000		8,500	3,128,500
Total non-current deferred income tax asset	3,122,200		8,600	3,130,800
Less: Valuation allowance	(3,037,200)		(8,200)	(3,045,400)
Deferred income tax asset, net	85,000		400	85,400
Capitalized development costs	(89,000)		(400)	(89,400)
Other items	1,600		---	1,600
Deferred income tax liability	(87,400)		(400)	(87,800)
Deferred income tax liability, net	$(2,400)	$	---	$(2,400)

For the year ended December 31, 2009	Federal	State		Total

Current Deferred Income Taxes
Accrued expenses, reserves, other items	$109,100		$400	$109,500
Operating loss carryforwards	---		---	---
Total current deferred income tax asset	109,100		400	109,500
Less: Valuation allowance	(104,400)		(400)	(104,800)
Deferred income tax asset, net	$4,700	$	---	$4,700

Non-current Deferred Income Taxes
Property and equipment and state deferred tax liabilities	$4,500		$1,000	$5,500
Operating loss carryforwards	3,013,500		7,500	3,021,000
Total non-current deferred income tax asset	3,018,000		8,500	3,026,500
Less: Valuation allowance	(2,887,200)		(6,900)	(2,894,100)
Deferred income tax asset, net	130,800		1,600	132,400
Capitalized development costs	(115,000)		(1,400)	(116,400)
Other items	(20,500)		(200)	(20,700)
Deferred income tax liability	(135,500)		(1,600)	(137,100)
Deferred income tax liability, net	$(4,700)	$	---	$(4,700)

A valuation allowance has been recorded primarily related to tax benefits associated with income tax operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable. The valuation allowance for deferred tax assets was increased by $135,500 and $187,700 during the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010, we had available net operating loss carryforwards of approximately $9,191,000 for federal income tax purposes that expire in 2030. The federal carryforwards resulted from losses generated in 1996 through 2002, 2005, 2006, 2008, 2009 and 2010. We also had net operating loss carryforwards available from various state jurisdictions ranging from approximately $37,000 to approximately $818,000 that expire in 2024.

We adopted the provisions of FIN No. 48 (now codified as ASC 740) as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. Federal, Nebraska, Iowa, Texas and Illinois as our “major” tax jurisdictions. Generally, we remain subject to examination of our 2006 through 2009 U.S. Federal, Nebraska, Iowa, Texas and Illinois income tax returns.

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

In August 2010, we committed to issue a total of 3,571,428 restricted shares of common stock to our outside directors, at the closing price as of August 9, 2010 ($0.0021), in lieu of cash for services rendered from January 1, 2009 through June 30, 2010. These services were valued at $90,000; however, the board of directors agreed that the difference between the value of the restricted shares of common stock and their services would be recorded as contributed capital.

In August 2010, we committed to issue a total 350,000 restricted shares of common stock to our outside directors, at the closing price as of August 9, 2010 ($0.0021), as compensation for services rendered in connection with their service on the board of directors. This issuance was valued at $735.

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

In July 2010, warrants to purchase up to 1,000,000 restricted shares of our common stock with an exercise price of $0.032 per share expired unexercised.

In August 2010, our board of directors authorized the cancellation of a consultant’s warrant to purchase up to 1,300,000 shares of common stock with an exercise price of $0.032.  This warrant was fully vested on August 31, 2007 and had an expiration date of September 13, 2010.

NOTE 8 – STOCK-BASED COMPENSATION

Our 1999 Stock Incentive Plan authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to our directors, officers and other key employees. The plan has been approved by our stockholders and as such, provides certain income tax advantages to employees as provided under Sections 421, 422, and 424 of the Internal Revenue Code. Stock options are granted at an exercise price as determined by our board at the time the option is granted and may not be less than the par value of such shares of common stock. None of the options granted under the plan have been granted with an exercise price less than fair value of the common stock on the date of grant. Stock options vest quarterly over three years and have a term of up to ten years. The plan authorizes an aggregate of 1,500,000 shares of common stock may be issued. We did not grant any options under the plan during 2010 or 2009.

In addition, we issue various forms of stock-based awards including nonqualified stock options and restricted stock awards to directors, officers, other key employees and third-party consultants, outside of the plan. Awards granted outside of the plan have been granted pursuant to equity compensation arrangements that have not been approved by our stockholders. These awards are granted at an exercise price as determined by our board at the time of grant and are not less than the par value of such shares of common stock. None of the options granted outside of the plan have been granted with an exercise price less than fair value of the common stock on the date of grant. Stock options granted outside of the plan vest as determined by our board at the time of grant and have a term of up to ten years. We did not grant any options outside of the plan during 2010 or 2009 to non-executive employees. During the year ended December 31, 2010, our board of directors authorized the cancellation of a total of 1,905,000 vested stock options. See Note 7.

Activity under our stock option plans is summarized as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,080,000	$0.08
Granted	---	---
Exercised	---	---
Forfeited or expired	---	---
Canceled	(1,905,000)	$(0.08)
Outstanding at December 31, 2010	175,000	$0.11	.54	$	---

Exercisable at December 31, 2010	175,000	$0.11	.54	$	---

There were no non-vested equity instruments at the beginning of the year, end of the year, granted or forfeited during the year.

Warrant activity is summarized as follows:

Warrants	Shares	Weighted-Average Exercise Price		Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,300,000		$0.03
Granted	---		---
Exercised	---		---
Forfeited or expired	(1,000,000)		$(0.03)
Canceled	(1,300,000)		$(0.03)
Outstanding at December 31, 2010	---	$	---	---	$	---

Exercisable at December 31, 2010	---	$	---	---	$	---

No other equity instruments were issued during 2010 to acquire goods and services. See Note 7.

NOTE 9 – RENTAL AND LEASE INFORMATION

OPERATING LEASES

We leased office space in Omaha, Nebraska under an operating lease with a third-party with terms extending through May 2012. In September 2010, we entered into an early lease termination agreement whereas the third-party agreed to accept three months of back monthly lease payments. In December 2010, the lease agreement was considered to be paid in full and a full release had been granted by the third-party. We were responsible for all taxes, insurance and utility expenses associated with this lease.

We lease warehouse facilities in Omaha, Nebraska under an operating lease with a third-party with terms extended through June 2010. Since June 2010, we have continued to lease the warehouse facilities under a month-to-month lease agreement. We are responsible for all taxes, insurance and utility expenses associated with this lease.

Rental expense for the years ended December 31, 2010 and 2009 amounted to $88,003 and $86,901, respectively. Rental expenses are included in capitalized software development costs. See Note 1.

At December 31, 2010, there were no future minimum rental payments required under these leases.

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

The employment agreements with our management team each expired on April 14, 2010. None of the agreements were extended nor are new agreements being considered. Our management team consists of the following:

	Chief Executive Officer	Chief Technology Officer
Base Annual Salary	$150,000	$150,000

Although the employment agreements have expired, we have accrued the following for our management team as of December 31, 2010:

	Accrued Base Salary	Vested Deferred Vacation Compensation
Included in Accrued Payroll at December 31, 2010	$30,018	$25,717

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

NOTE 11 – RELATED PARTY TRANSACTIONS

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

On March 6, 2007, we entered into an agreement for business development advisory services with a consultant who was appointed to fill a vacancy on our Board of Directors on December 14, 2007.  This agreement provided for monthly cash compensation of $5,000, reimbursement for all pre-approved travel expenses related to meetings or work related to service under the agreement, cash compensation of $1,500 per day for any special project work or meetings that require the consultant to travel, and annual compensation of 5% of our fiscal 2007 earnings before interest, taxes, depreciation and amortization (EBITDA) in excess of $500,000 (excluding all non-cash charges).  This agreement was amended on July 9, 2007 to extend the expiration to June 30, 2008 (from March 15, 2008), extend the annual EBITDA bonus to include fiscal 2008, and provide for additional compensation consisting of warrants to purchase up to 2,300,000 shares of common stock at $0.032 per share.  We have accrued $28,784, included in Accounts payable, related parties on our Consolidated Balance Sheets, related to the additional annual compensation provision. See Note 7.

On December 1, 2008, we entered into an agreement for business development advisory services with the above referenced consultant/board member.  This agreement provides for monthly cash compensation of $2,500, reimbursement for all pre-approved travel expenses related to meetings or work related to service under the agreement, and cash compensation of $1,500 per day for any special project work or meetings that require the consultant to travel.  The agreement expired on December 31, 2010.

On February 25, 2008, we acquired the FormTool software product line from ORG Professional, LLC, in which one of our outside directors currently has a 5% equity interest.  Despite the ownership interest, the director agreed to forego any direct personal economic benefit to which he would otherwise be entitled as a result of the transaction.

We had no other transactions with related parties during the years ended December 31, 2010 and 2009.

NOTE 12 – RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We are dependent upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to us, operations could be adversely affected.

NOTE 13 – SUBSEQUENT EVENTS

On April 8, 2011, we committed to issue a total of 1,812,085 restricted shares of common stock to our outside directors, at the closing price as of April 8, 2011 ($0.004), in lieu of cash for services rendered from July 1, 2010 through December 31, 2010. These services were valued at $30,000; however, the board of directors agreed that the difference between the value of the restricted shares of common stock and their services would be recorded as contributed capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K December 31, 2010, and has determined that such disclosure controls and procedures are effective.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).

Our management, under the supervision of our Chief Executive Officer/Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

There were no reportable events under this Item 9B during the fourth quarter of the fiscal year ended December 31, 2010.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers and their ages as of April 15, 2011 were as follows:

Name	Age	Position
Steven Malone	44	Director, Chairman of the Board, President and Chief Financial Officer
John A. Kuehne, CA	53	Director
Gordon A. Landies	54	Director
William J. Bush, CPA	46	Director
William Terrill	54	Chief Technology Officer

Steven Malone — Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer

Mr. Malone has served as our President and Chief Executive Officer since March 2001, as a director and Chairman of the Board since February 2002 and as Chief Financial Officer since July 2010. Between July 2000 and March 2001, Mr. Malone was Senior Vice President and between June 1999 and July 2000 he was a Vice President. Mr. Malone possesses over twenty years of experience in the computer industry, with the last seventeen focused on software sales. As a National Account Manager from 1992 to 1996 for Grolier Interactive, he was responsible for their largest retail and distribution accounts. As Director of Corporate Sales from 1996 to 1998 for Software Publishing Corporation, he was responsible for the on-going sales growth of premiere corporate products, such as the award winning Harvard Graphics, as well as the introduction of several new products to the corporate marketplace. As Director of Sales from 1998 to1999 for InfoUSA, he was responsible for sales and marketing of InfoUSA’s products to retail, distribution, OEM and corporate accounts.

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

William Terrill – Chief Technology Officer

Mr. Terrill rejoined us in July 2002 as our Chief Technology Officer after having been involved with us from July 1999 to July 2000. He has over thirty years of experience managing software divisions and technology efforts for us, The Learning Company, Mindscape, and The Software Toolworks. As Vice President of the Parsons Church Division for The Learning Company, from January 1999 to July 1999, Mr. Terrill managed a 30% annual revenue increase and shared responsibilities in the transaction that resulted in our acquiring that division. Mr. Terrill was the Senior Vice President Reference Products Division for Mindscape from 1989 to 1995 managing revenues exceeding $14 million. He has extensive experience managing international software development teams in China, Singapore, United Kingdom, India, and Russia. Mr. Terrill has experience with joint ventures, spin-offs, mergers, IPOs, and corporate acquisitions. In addition, Mr. Terrill has lead software product marketing teams and content/media acquisition efforts for over ten years. As a consultant from 1996 to 1998, Mr. Terrill has extensive experience leading large-scale product development and information technology efforts for Navistar, Nalco Chemical, American Express, Motorola, and IBM Global Services.  From July 2000 to July 2002, Mr. Terrill served as the IT Integration Program Manager for Blue Diamond Joint Venture between Ford Motor Company and International Truck and Engine Corporation.

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

Since December 2000, our board of directors has maintained an audit committee.  As of April 15, 2011, the audit committee consisted of two members, John Kuehne and William J. Bush.  Mr. Kuehne and Mr. Bush each are considered to be a “financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and each qualifies as an “independent” under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

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

The following table sets forth the compliance reporting under Section 16(a) for the fiscal year ended December 31, 2010.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Steven Malone	---	---	---
Kirk R. Rowland	---	---	---
John A. Kuehne	1	1	---
Gordon A. Landies	1	1	---
William J. Bush	---	---	---
William Terrill	---	---	---

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation awarded to, earned or paid, for each of the last two fiscal years to our Chief Executive Officer and each of our executive officers earning a total compensation of $100,000 or more during any such fiscal year. Steven Malone has served as our President and Chief Executive Officer since March 2001 and as our Chief Financial Officer since July 2010. William Terrill has served as our Chief Technology Officer since July 2002. No other individuals employed by us earned a total compensation in excess of $100,000 during the fiscal year ended December 31, 2010.

Summary Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($) (a)	Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($) (b)		All Other Compensation ($) (c)	Total ($)
Steven Malone,	2010	$150,000	$539	$	---	$	---	$	---	$	---	$11,293	$161,832
President, Chief Executive Officer and Chief Financial Officer	2009	$150,000	$31,263	$	---	$	---	$	---		$1,950	$2,357	$185,570

William Terrill,	2010	$150,000	$2,396	$	---	$	---	$	---	$	---	$14,424	$166,820
Chief Technology Officer	2009	$150,000	$15,032	$	---	$	---	$	---		$4,951	$14,069	$184,052

(a) In August 2010, our board of directors authorized the issuance of restricted stock compensation awards as compensation for services rendered in connection with our executive officer’s, Steven Malone and William Terrill, employment. The restricted shares of common stock were committed to be issued on August 9, 2010 with a closing price of $0.0021 per common share. In March 2009, our board of directors authorized the issuance of restricted stock compensation awards as a retention bonus to our executive officers, Steven Malone and William Terrill, for their services rendered from January 1, 2004 through December 31, 2008. The restricted shares of common stock were committed to be issued on March 13, 2009 with a closing price of $0.021 per common share.

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

EQUITY AWARDS

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

On August 9, 2010, and pursuant to our bylaws, our board of directors authorized the cancellation of all of the stock options previously held by our executive officers.  Therefore, as of the fiscal year ended December 31, 2010, we did not have any outstanding equity awards, specifically unexercised options, stock that has not vested, and equity incentive plan awards, held by the executive officers.  Furthermore, we did not grant stock options to our executive officers during the fiscal year ended December 31, 2010, and no executive exercised any stock options during the fiscal year 2010.

EMPLOYMENT AGREEMENTS

The employment agreements with our management team, specifically Mr. Malone and Mr. Terrill, each expired on April 14, 2010. None of the agreements were extended nor are new agreements being considered.

DIRECTOR COMPENSATION

Pursuant to authority granted under Article III, Section 13 of our bylaws, non-officer directors are entitled to such compensation as our board of directors shall from time to time determine. On August 9, 2010, we resolved to issue our outside directors, John Kuehne and William J. Bush, each 1,428,571 restricted shares of common stock valued at $0.0021 per share in lieu of cash and meeting fees accrued and earned for the period of January 1, 2009 through June 30, 2010.  In addition, on August 9, 2010, we resolved to issue our outside director, Gordon A. Landies, 714,286 restricted shares of common stock valued at $0.0021 per share in lieu of cash and meeting fees accrued and earned for the period of January 1, 2009 through June 30, 2010. While these services for the period of January 1, 2009 through June 30, 2010 performed by our board of directors were previously valued at a total of $90,000; the board of directors agreed that the difference between the value of the restricted shares of common stock and their services, which totaled $82,500, would be recorded as contributed capital.

As of the date hereof, we have accrued approximately $30,000 in director’s fees for our outside directors for the period of July 1, 2010 through December 31, 2010.

The following table sets forth the compensation of our outside directors for the fiscal year ended December 31, 2010.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
John Kuehne (a)	$24,000		$368	$	---	$	---	$	---	$	---	$24,368
Gordon A. Landies (b)	$12,000		$4,830	$	---	$	---	$	---		$30,000	$46,830
William J. Bush	$24,000	$	---	$	---	$	---	$	---	$	---	$24,000

(a) On August 9, 2010, Mr. Kuehne was issued 175,000 restricted shares of common stock valued at $0.0021 per share as compensation for past services rendered in connection with his service on the board of directors.

(b) On August 9, 2010, Mr. Landies was issued 2,300,000 restricted shares of common stock valued at $0.0021 per share as compensation for services rendered in connection with his time as a consultant to the Company. All other compensation arises from a consulting agreement which provides for monthly cash compensation that totaled $30,000 earned.

Mr. Kuehne has served as one of our directors since December 2000. Mr. Kuehne's compensation agreement provides for a monthly fee of $1,000 for committee services and a monthly fee of $1,000 for services as a “financial expert” (as defined in Item 407(d)(5) of Regulation S-K). We have accrued $2,000 a month for Mr. Kuehne’s services for the period of January 1, 2010 through December 31, 2010.

Mr. Landies has served as one of our directors since December 2007. Mr. Landies’ compensation agreement provides for a monthly fee of $1,000 for committee services. We have accrued $1,000 a month for Mr. Landies’ services for the period of January 1, 2010 through December 31, 2010.

Mr. Bush has served as one of our directors since December 2007. Mr. Bush’s compensation agreement provides for a monthly fee of $1,000 for committee services and a monthly fee of $1,000 for services as a “financial expert” (as defined in Item 407(d)(5) of Regulation S-K). We have accrued $2,000 a month for Mr. Bush’s services for the period of January 1, 2010 through December 31, 2010.

Please refer to Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters as reported in this annual report on Form 10-K for the aggregate number of stock awards and option awards outstanding at fiscal year end 2010 for all of our directors listed above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of all outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	---	$	---	1,500,000
Equity compensation plans not approved by security holders	175,000		$0.11	---
Total	175,000		$0.11	1,500,000

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

The tables below set forth information regarding the beneficial ownership of our common stock as of April 15, 2011.  The information in these tables provides the ownership information for:

▪	each person known by us to be the beneficial owner of more than 5% of our common stock;
▪	each of our directors and executive officers; and
▪	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 69,161,238 shares of common stock currently outstanding (reflects a 1-for-50 reverse stock-split of our common stock that occurred in 1997 and a 1-for-20 reverse stock-split of our common stock that occurred on March 18, 1998). The address of each person listed is in care of Findex.com, Inc., 4437 South 134th Street, Omaha, Nebraska 68137.

Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Gordon A. Landies (1)	14,288,607	20.66%
Common Stock	John A. Kuehne (2)	8,865,776	12.82%
Common Stock	William Terrill (3)	6,298,906	9.11%
Common Stock	Steven Malone (4)	5,032,564	7.28%

(1)	Consists of 13,888,607 shares of common stock directly owned, and 400,000 shares of common stock indirectly owned through children.

(2)	Consists of 8,865,776 shares of common stock directly owned.

(3)	Consists 6,298,906 shares of common stock directly owned.

(4)	Consists of 4,683,564 shares of common stock directly owned, and 349,000 shares of common stock indirectly owned through spouse.

Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Steven Malone (1)	5,032,564	7.28%
Common Stock	William Terrill (2)	6,298,906	9.11%
Common Stock	Gordon A. Landies (3)	14,288,607	20.66%
Common Stock	John A. Kuehne (4)	8,865,776	12.82%
Common Stock	William J. Bush (5)	3,327,215	4.81%
Common Stock	All officers and directors as a group (5 persons)	37,813,068	54.68%

(1)	Consists of 4,683,564 shares of common stock directly owned, and 349,000 shares of common stock indirectly owned through spouse.

(2)	Consists 6,298,906 shares of common stock directly owned.

(3)	Consists of 13,888,607 shares of common stock directly owned, and 400,000 shares of common stock indirectly owned through children.

(4)	Consists of 8,865,776 shares of common stock directly owned.

(5)	Consists of 3,327,215 shares of common stock directly owned.

As of April 15, 2011, we are not aware of any contract or other arrangement, including a pledge of the company’s securities that could result in a change in the control of the company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 6, 2007, we entered into an agreement for business development advisory services with GL Ventures, LLC, which is owned by Gordon Landies and who was appointed to fill a vacancy on our Board of Directors on December 14, 2007.  This agreement provides for monthly cash compensation of $5,000, reimbursement for all pre-approved travel expenses related to meetings or work related to service under the agreement, cash compensation of $1,500 per day for any special project work or meetings that require the consultant to travel, and annual compensation of 5% of our fiscal 2007 earnings before interest, taxes, depreciation and amortization (EBITDA) in excess of $500,000 (excluding all non-cash charges).  This agreement was amended on July 9, 2007 to extend the expiration to June 30, 2008 (from March 15, 2008), extend the annual EBITDA bonus to include fiscal 2008, and provide for additional compensation consisting of warrants to purchase up to 2,300,000 shares of common stock at $0.032 per share.  In June 2008, this agreement was verbally amended to extend the expiration to August 31, 2008.  We accrued a total of $40,784 for the year ended December 31, 2007 related to the annual EBITDA bonus.  On December 1, 2008, we entered into a new agreement for business development advisory services with GL Ventures, LLC.  This agreement provides for monthly cash compensation of $2,500, reimbursement for all pre-approved travel expenses related to meetings or work related to service under the agreement, and cash compensation of $1,500 per day for any special project work or meetings that require the consultant to travel.  This agreement continued until December 31, 2010. On August 9, 2010, and pursuant to our bylaws, our board of directors authorized the cancellation of all of the stock warrants previously held by GL Ventures.

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

DIRECTOR INDEPENDENCE

We currently have four directors serving on our Board of Directors, Mr. Malone, Mr. Kuehne, Mr. Landies and Mr. Bush.  We are not a listed issuer and, as such, are not subject to any director independence standards.  Using the definition of independence set forth in the rules of the American Stock Exchange, Mr. Kuehne and Mr. Bush would be considered independent directors of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal independent accountants, Brimmer, Burek & Keelan LLP, for our last two fiscal years.

	2010		2009
Audit Fees (1)		$89,220		$79,519
Audit-Related Fees	$	---	$	---
Tax Fees (2)		$713	$	---
All Other Fees (3)	$	---		$585

(1) Consists of fees for professional services rendered in connection with the audits of our financial statements included in our annual reports on Form 10-K for the years-ending 2009 and 2008, and the review of our financial statements included in our quarterly reports on Form 10-Q for the periods ending March 31, 2010 and 2009, June 30, 2010 and 2009, and September 30, 2010 and 2009.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010. FILED HEREWITH.

14.1	Code of Ethics, adopted by Board of Directors April 15, 2011. FILED HEREWITH.

21.1	Subsidiaries of Findex.com, Inc. as of December 31, 2010. FILED HEREWITH.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated April 15, 2011. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated April 15, 2011. FILED HEREWITH.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

By: /s/ Steven Malone
Steven Malone
President, Chief Executive Officer and Chief Financial Officer

Date: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President, Chief	April 15, 2011
Steven Malone	Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting Officer)

/s/ John A. Kuehne	Director	April 15, 2011
John A. Kuehne

/s/ William J. Bush	Director	April 15, 2011
William J. Bush