Form 10-Q
period 2011-03-31
FINDEX COM INC
filed 2011-05-23
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                            (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 23, 2011, the registrant had outstanding 69,161,238 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED MARCH 31, 2011

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$63,204	$22,027
Accounts receivable, trade, net	46,113	109,243
Inventories, net	7,980	64,662
Other current assets	11,491	28,417
Other current assets from discontinued operations	37,678	---
Total current assets	166,466	224,349
Property and equipment, net	5,475	7,709
Intangible assets, net	106,753	384,553
Other assets	34,135	53,516
Other assets from discontinued operations	216,367	---
Total assets	$529,196	$670,127

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current portion of term debt	$56,000	$61,265
Accounts payable, trade	357,999	428,723
Accounts payable, related party	52,378	75,786
Accrued royalties	---	951,136
Accrued payroll	135,640	110,476
Other current liabilities	186,338	178,118
Other current liabilities from discontinued operations	1,006,510	---
Total current liabilities	1,794,865	1,805,504
Long-term debt, net	---	---
Deferred income taxes, net	2,300	2,400
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively
Common stock, $.001 par value
120,000,000 shares authorized,
67,349,153 and 67,349,153 shares issued and outstanding, respectively	67,349	67,349
Paid-in capital	7,988,834	7,988,833
Retained (deficit)	(9,324,152)	(9,193,959)
Total stockholders’ equity (deficit)	(1,267,969)	(1,137,777)
Total liabilities and stockholders’ equity (deficit)	$529,196	$670,127

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues, net of reserves and allowances	$13,197	$51,844
Cost of sales	11,518	28,631
Gross profit	1,679	23,213
Operating expenses:
Sales and marketing	45,773	74,027
General and administrative	208,333	309,469
Total operating expenses	254,106	383,496
Loss from operations	(252,427)	(360,283)
Other income (expenses), net	(4,934)	(4,717)
Loss from continuing operations before income taxes	(257,361)	(365,000)
Income taxes	---	---
Loss from continuing operations	$(257,361)	$(365,000)
Discontinued operations (Note 8):
Income from operations of discontinued component	127,167	199,410
Income taxes	---	---
Income from discontinued operations, net of taxes	127,167	199,410
Net loss	$(130,194)	$(165,590)

Net earnings (loss) per share - Basic & Diluted:
Net loss per share from continuing operations	$0.00	$(0.01)
Net income per share from discontinued operations	$0.00	$0.00
Net loss per share	$0.00	$(0.01)

Weighted average shares outstanding:
Weighted average shares used in computing basic and diluted loss per share	67,349,153	59,572,725

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,	2011	2010

Cash flows from operating activities:
Cash received from customers	$459,681	$517,920
Cash paid to suppliers and employees	(411,074)	(528,263)
Other operating activities, net	(2,456)	(2,692)
Net cash provided (used) by operating activities	46,151	(13,035)
Cash flows from investing activities:
Software development costs	---	(9,592)
Other investing activities, net	291	924
Net cash provided (used) by investing activities	291	(8,668)
Cash flows from financing activities:
Payments made on term debt	(5,265)	(18,820)
Net cash used by financing activities	(5,265)	(18,820)
Net increase (decrease) in cash and cash equivalents	41,177	(40,523)
Cash and cash equivalents, beginning of year	22,027	138,539
Cash and cash equivalents, end of period	$63,204	$98,016

Reconciliation of net loss to cash flows from operating activities:
Net loss	$(130,194)	$(165,590)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Software development costs amortized	62,135	74,557
Depreciation & amortization	20,234	22,308
Loss on sale of property and equipment	388	---
Change in assets and liabilities:
Decrease (increase) in accounts receivable	63,130	(4,661)
Decrease in inventories	19,891	17,504
Decrease in other current assets	15,940	10,867
Increase in accrued royalties	51,874	34,068
(Decrease) increase in accounts payable	(122,916)	12,703
Increase (decrease) in other liabilities	65,669	(14,791)
Net cash provided (used) by operating activities	$46,151	$(13,035)

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The December 31, 2010 condensed consolidated balance sheet was derived from our audited financial statements at that date.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in our Form 10-K for the year ended December 31, 2010.

DISCONTINUED OPERATIONS

During the second quarter of 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse product line to WORDsearch Corp., L.L.C.  As a result, we have classified this asset as discontinued operations for the first quarter of 2011.  See Note 8.

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

SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20-25, Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months, but up to 60 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $1,234,594, less accumulated amortization of $1,035,856 at March 31, 2011, included in Other assets from discontinued operations.

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

ASC 730, Research and Development, established accounting and reporting standards for research and development. In accordance with ASC 730-10, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $61,217 and $71,033 for the three months ended March 31, 2011 and 2010, respectively, included in general and administrative expenses of discontinued operations.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in Other assets from continuing and discontinued operations on our condensed consolidated balance sheets, were $150,084, less accumulated amortization of $111,732 at March 31, 2011.

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

The following table shows the amounts used in computing earnings per common share and the average number of shares of dilutive potential common stock:

For the Three Months Ended March 31,	2011	2010

Net loss from continuing operations	$(257,361)	$(365,000)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(257,361)	$(365,000)

Net income from discontinued operations	$127,167	$199,410
Preferred stock dividends	---	---
Net income available to common shareholders	$127,167	$199,410

Basic weighted average shares outstanding	67,349,153	59,572,725
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	67,349,153	59,572,725

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of March 31, 2011, we had a net loss of $130,194, and negative working capital of $1,628,399, and an accumulated deficit of $9,324,152 and $9,193,959 as of March 31, 2011 and December 31, 2010, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2011, we are taking several actions intended to mitigate against this risk. These actions include pursuing the sale of product lines and pursuing mergers and acquisitions that are intended to potentially provide profitable operations and positive operating cash flow over the near- or long-term. See Note 9.

NOTE 3 – INVENTORIES

At March 31, 2011, inventories consisted of the following:

Raw materials	$5,301
Finished goods	3,203
Less reserve for obsolete inventory	(524)
Inventories	$7,980

NOTE 4 – RESERVES AND ALLOWANCES

At March 31, 2011, the allowance for doubtful accounts included in Accounts receivable, trade, net, consisted of the following:

Balance December 31, 2010	$21,000
Bad debts provision (included in Other operating expenses)	---
Accounts written off	(116)
Collection of accounts previously written off	---
Balance March 31, 2011	$20,884

At March 31, 2011, the reserve for obsolete inventory included in Inventories consisted of the following:

Balance December 31, 2010	$9,108
Provision for obsolete inventory	65
Obsolete inventory written off	(151)
Reserve for obsolete inventory from discontinued operations	(8,498)
Balance March 31, 2011	$524

At March 31, 2011, the reserve for sales returns included in Other current liabilities consisted of the following:

Balance December 31, 2010	$115,756
Return provision – sales	42,300
Return provision – cost of sales	(6,345)
Returns processed	(41,324)
Balance March 31, 2011	$110,387

NOTE 5 – DEBT

At March 31, 2011, the current portion of debt consisted of the following:

Unsecured (delinquent) term note payable to a former shareholder due March 2008 in monthly installments of $10,000, plus interest at 8% APR, through April 2007, and monthly installments of $20,000, plus interest at 8% APR, beginning May 2007. Interest on overdue principal accruing at 15% APR.	$56,000
Current portion of debt	$56,000

At March 31, 2011, we were current on the unsecured term notes payable to the finance company.  We remain in arrears for the final three payments of the unsecured term note payable to a former shareholder.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

We are subject to legal proceedings and claims that may arise in the ordinary course of our business. In the opinion of management, the amount of  potential liability we are likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect our financial  condition.

The employment agreements with our management team each expired on April 14, 2010. None of the agreements were extended nor are new agreements being considered. Our Chief Executive Officer and Chief Technology Officer, however, have each continued to be employed by us on an at-will basis since the expiration of their employment agreements at the following base annual salary rates:

	Chief Executive Officer	Chief Technology Officer
Base Annual Salary	$150,000	$150,000

Although the employment agreements have expired, we have accrued the following for our management team as of March 31, 2011:

	Accrued Base Salary	Vested Deferred Vacation Compensation
Included in Accrued Payroll at March 31, 2011	$53,833	$28,599

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

NOTE 8 – DISCONTINUED OPERATIONS

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse product line to WORDsearch Corp., L.L.C.  The closing of the Software Product Line Purchase Agreement and the disposition of the QuickVerse product line will not occur after June 30, 2011.  As a result of the decision to sell the QuickVerse product line, we have classified this asset as discontinued operations for the first quarter of 2011.  While we will not recognize a gain or loss from the disposition of the asset until the closing of the transaction takes place, we have recorded the major classes of assets and liabilities for the QuickVerse product line as presented below.

Assets:	March 31, 2011
Inventories:
Raw materials	$30,909
Finished goods	14,380
Less reserve for obsolete inventory	(8,498)
Total inventories	$36,791
Other current assets	887
Intangible assets, net	207,821
Other assets	8,546
Total assets	$254,045

Liabilities:	March 31, 2011
Accrued royalties	$1,003,010
Other current liabilities	3,500
Total liabilities	$1,006,510

The following table presents the results of operations of our continuing operations and discontinued operations for the three months ended March 31, 2011:

	Continuing Operations	Discontinued Operations	Total
Gross revenues	$26,379	$418,103	$444,482
Less estimated sales returns and allowances	(13,182)	(29,380)	(42,562)
Net revenues	13,197	388,723	401,920
Cost of sales	11,518	167,957	179,475
Gross profit	1,679	220,766	222,445
Operating expenses:
Advertising and direct marketing	3,696	27,903	31,599
Sales and marketing wages	42,077	---	42,077
Total sales and marketing	45,773	27,903	73,676
Personnel costs	95,106	---	95,106
Amortization and depreciation	15,755	4,479	20,234
Research and development	---	61,217	61,217
Rent	8,491	---	8,491
Other general and administrative costs	88,981	---	88,981
Total general and administrative	208,333	65,696	274,029
Total operating expenses	254,106	93,599	347,705
Income (loss) from operations	(252,427)	127,167	(125,260)
Other income (expenses), net	(4,934)	---	(4,934)
Income (loss) before income taxes	(257,361)	127,167	(130,194)
Income taxes	---	---	---
Net income (loss)	$(257,361)	$127,167	$(130,194)

For comparative purposes, the following table presents the results of operations of our continuing operations and discontinued operations for the three months ended March 31, 2010:

	Continuing Operations	Discontinued Operations	Total
Gross revenues	$59,769	$499,959	$559,728
Less estimated sales returns and allowances	(7,925)	(26,483)	(34,408)
Net revenues	51,844	473,476	525,320
Cost of sales	28,631	176,116	204,747
Gross profit	23,213	297,360	320,573
Operating expenses:
Advertising and direct marketing	15,760	22,712	38,472
Sales and marketing wages	58,267	---	58,267
Total sales and marketing	74,027	22,712	96,739
Personnel costs	122,183	---	122,183
Amortization and depreciation	15,463	4,205	19,668
Research and development	---	71,033	71,033
Rent	24,647	---	24,647
Other general and administrative costs	147,176	---	147,176
Total general and administrative	309,469	75,238	384,707
Total operating expenses	383,496	97,950	481,446
Income (loss) from operations	(360,283)	199,410	(160,873)
Other income (expenses), net	(4,717)	---	(4,717)
Income (loss) before income taxes	(365,000)	199,410	(165,590)
Income taxes	---	---	---
Net income (loss)	$(365,000)	$199,410	$(165,590)

NOTE 9 – SUBSEQUENT EVENTS

On April 8, 2011, we committed to issue a total of 1,812,085 restricted shares of common stock to our outside directors, at the closing price thereof as of April 8, 2011 ($0.004), in lieu of cash for services rendered from July 1, 2010 through December 31, 2010. These services were valued at $30,000; however, the board of directors agreed that the difference between the value of the restricted shares of common stock received and their services would be recorded as contributed capital.

On April 19, 2011, a total of 292,308 shares of common stock that were previously committed to be issued to an outside board of director were voluntarily forfeited by the individual outside board of director.  The shares had been committed to be issued in March 2006 at a closing price of $0.13 per share and were offered in lieu of cash for services then previously rendered.

On May 5, 2011, we entered into a Software Product Line Purchase Agreement with WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from us all of the assets associated with our QuickVerse product line for $975,000 in cash at closing and the assumption of up to $140,000 of our then-existing liabilities at closing. The QuickVerse product line centers around our industry-leading Bible-study software program and had accounted for 86% of our aggregate revenues during the year-ended December 31, 2010. The specific assets conveyed will include, among others, the underlying software source code, registered trade names, and existing product inventories.

Certain covenants on the part of each party have been included in the Software Product Line Purchase Agreement relating to their respective obligations during the period prior to closing of the transaction. For us, these covenants include, among others, the using of our reasonable efforts to obtain the required consents to the transaction, the conducting of our QuickVerse related business in the ordinary course, and the diligent and consistent application of our reasonable best efforts in good faith to obtain the approval of our stockholders. For WORDsearch, these covenants include, among others, to use reasonable efforts to obtain all required consents, and to diligently and consistently apply its best efforts in good faith to secure financing from a qualified commercial bank to effect the transaction as soon as reasonably practicable.

Certain closing conditions for each party have been included in the Software Product Line Purchase Agreement. For us, these conditions include those that are customarily associated with similar asset conveyance transactions. For WORDsearch, these conditions also include those that are customarily associated with similar asset conveyance transactions but additionally include, among others, the settlement by us on certain aggregate terms of certain existing liabilities, and the obtaining by WORDsearch of financing from a qualified commercial bank to effect the transaction as soon as reasonably practicable.

We have classified this QuickVerse product line asset as discontinued operations at March 31, 2011.  The closing of the Software Product Line Purchase Agreement will not occur after June 30, 2011.

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

This information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this quarterly report, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

Pending Sale of Primary Business

On May 5, 2011, we entered into a Software Product Line Purchase Agreement with WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from us all of the assets associated with our QuickVerse product line for $975,000 in cash at closing and the assumption of up to $140,000 of our then-existing liabilities at closing. The QuickVerse product line centers around our industry-leading Bible-study software program and had accounted for 86% of our aggregate revenues during the year-ended December 31, 2010. The specific assets conveyed will include, among others, the underlying software source code, registered trade names, and existing product inventories.

Certain covenants on the part of each party have been included in the Software Product Line Purchase Agreement relating to their respective obligations during the period prior to closing of the transaction. For us, these covenants include, among others, the using of our reasonable efforts to obtain the required consents to the transaction, the conducting of our QuickVerse related business in the ordinary course, and the diligent and consistent application of our reasonable best efforts in good faith to obtain the approval of our stockholders. For WORDsearch, these covenants include, among others, to use reasonable efforts to obtain all required consents, and to diligently and consistently apply its best efforts in good faith to secure financing from a qualified commercial bank to effect the transaction as soon as reasonably practicable.

Certain closing conditions for each party have been included in the Software Product Line Purchase Agreement. For us, these conditions include those that are customarily associated with similar asset conveyance transactions. For WORDsearch, these conditions also include those that are customarily associated with similar asset conveyance transactions but additionally include, among others, the settlement by us on certain aggregate terms of certain existing liabilities, and the obtaining by WORDsearch of financing from a qualified commercial bank to effect the transaction as soon as reasonably practicable.

At this time, there can be no assurance that the sale of the QuickVerse product line to WORDsearch will be completed either as of a certain date or at all.  However, all financial information in the below Management’s Discussion and Analysis of Financial Condition and Results of Operations, reflects only continuing operations.

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

Management Overview

During the first quarter of 2011, there were no new developments for our FormTool® product line in regards to the software program itself or the FormTool.com website.  While we have initiated a plan to revamp our FormTool.com website, we have not been able to launch the updated website.  Although there can be no assurance, we do anticipate launching an update to the FormTool.com website by year end 2011.

Results of Continuing Operations for Quarters Ending March 31, 2011 and March 31, 2010

Statements of Continuing Operations for Quarters Ending March 31	2011	2010	Change
Net revenues	$13,197	$51,844	$(38,647)
Cost of sales	(11,518)	(28,631)	17,113
Gross profit	$1,679	$23,213	$(21,534)
Sales, marketing and general and administrative expenses	(254,106)	(383,496)	129,390
Loss from operations	$(252,427)	$(360,283)	$107,856
Other income (expenses), net	(4,934)	(4,717)	(217)
Loss before income taxes	$(257,361)	$(365,000)	$107,639
Income tax (provision)	---	---	---
Net loss	$(257,361)	$(365,000)	$107,639

The differing results of operations are primarily attributable to the following for the three months ended March 31, 2011:

▪	a decrease in net revenues attributable to the following:
	▪	a sharp fall-off in demand in the retail channel;
	▪	a lack of a new product release for the FormTool® product line; and
	▪	the current relatively lackluster U.S. domestic market for consumer software generally; and
▪	An off-setting decrease in sales, marketing and general and administrative expenses resulting from our continued cost-cutting initiatives.

In future periods, we anticipate a drastic reduction to our sales, marketing and general and administrative expenses due to the conclusion to sell our QuickVerse® product line.

In the past, our software products have been highly seasonal. More than 50% of our annual sales have occurred in the five months of September through January; the five months of April through August have generally been our weakest, generating less than 30% of our annual sales. Although there can be no assurance, our continuing operations may experience the same seasonality as in previous years.

Revenues

The following table presents our revenues for continuing operations for the three months ended March 31, 2011 and March 31, 2010 and dollar and percentage changes from the prior year.

					Change
Revenues for Continuing Operations for Three Months Ending March 31	2011	% to Sales	2010	% to Sales	$	%
Gross revenues	$26,379	100%	$59,769	100%	$(33,390)	56%
Less estimated sales returns and allowances	(13,182)	50%	(7,925)	13%	(5,257)	66%
Net revenues	$13,197	50%	$51,844	87%	$(38,647)	75%

The decrease in gross revenues for the three months ended March 31, 2011 was attributable to a sharp fall-off in demand in the retail channel for our FormTool® product line.  The same would be true in regards to the sales returns and allowances as we received a large return of the FormTool® product line during the three months ended March 31, 2011. Although there can be no assurance, we do anticipate our revenues in relation to the FormTool® product line to grow, at least at a low, single-digit annual percentage rate in the near- to mid-term based on our planned enhancements to the FormTool.com website and an increase in retail penetration expected to result from our new partnership with Encore Software, Inc.

Cost of Sales

The following table presents our cost of sales for continuing operations for the three months ended March 31, 2011 and March 31, 2010 and dollar and percentage changes from the prior year.

					Change
Cost of Sales for Continuing Operations for Three Months Ended March 31	2011	% to Sales	2010	% to Sales	$	%
Direct costs	$5,566	21%	$12,379	21%	$(6,813)	55%
Less estimated cost of sales returns and allowances	(1,977)	7%	(1,189)	2%	(788)	66%
Freight-out	1,935	7%	2,594	4%	(659)	25%
Fulfillment	5,994	23%	14,847	25%	(8,853)	60%
Cost of sales	$11,518	44%	$28,631	48%	$(17,113)	60%

The overall decrease in cost of sales for the three months ended March 31, 2011 is mainly attributable to the decrease in direct costs and fulfillment.  While direct costs remained steady as a percentage of gross revenues, it naturally decreased in real terms due to the decrease in gross revenues. Fulfillment costs decreased in real terms as we have reduced our fulfillment workforce due to our decreased unit sales volume and consolidation of our facilities.  Although there can be no assurance, we would anticipate our cost of sales to increase in the future in relation to anticipated increases in our revenues for the FormTool® product line.  However, as a separate piece of our cost of sales, we believe fulfillment costs will decrease in the future due to an overall reduced workforce.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Continuing Operations for Three Months Ending	2011	% to Sales	2010	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	3,696	14%	15,760	26%	(12,064)	77%
Sales and marketing wages	42,077	160%	58,267	97%	(16,190)	28%
Total sales and marketing	$45,773	174%	$74,027	124%	$(28,254)	38%
Personnel costs	$95,106	361%	$122,183	204%	$(27,077)	22%
Amortization and depreciation	15,755	60%	15,463	26%	292	2%
Rent	8,491	32%	24,647	41%	(16,156)	66%
Other general and administrative costs	88,981	337%	147,176	246%	(58,195)	40%
Total general and administrative	$208,333	790%	$309,469	518%	$(101,136)	33%
Total sales, marketing, general and administrative	$254,106	963%	$383,496	642%	$(129,390)	34%

In line with the decrease in our gross revenues for the three months ended March 31, 2011, total sales, marketing and general and administrative costs also decreased.  Part of the reduction was the result of the non-recurrence during the 2011 period of a certain one-time advertising expense with a distributor related to our FormTool® product line that was booked during the three months ended March 31, 2010.  In the future, we plan to focus on enhancing our product visibility online by increasing and focusing more on our direct marketing efforts. During the three months ended March 31, 2011, sales and marketing wages - reclassified decreased as a result of streamlining our sales team and fulfillment team when we consolidated certain facilities in September 2010.  Furthermore, due to decreased revenues our sales team has experienced a decrease in their bonus plans which in large part are based on revenues.  In the immediate future, we plan to drastically reduce our in-house direct-telemarketing sales team due to the sale of the QuickVerse® product line.

In addition to the decrease in total net personnel costs, gross direct salaries and wages, before adjustments of capitalized wages and reclassifications, decreased approximately $59,000, from approximately $222,000 for the three months ended March 31, 2010 to approximately $163,000 for the three months ended March 31, 2011. The decrease in gross personnel costs is the result of the departure of a member of our IT staff, the loss of our Chief Financial Officer, who had been receiving an annual salary of $110,000 and who we have no present intentions of replacing in the foreseeable future and the streamlining of our sales team and our fulfillment team when we consolidated our facilities. Due to the sale of the QuickVerse® product line and prior workforce reductions attributable to the current, relatively unfavorable macro-economic climate for non-essential consumer products, we anticipate direct salaries and wages to decrease drastically in the future.

Amortization and depreciation expense remained relatively stable in real terms for the three months ended March 31, 2011.  Due to the age of our property and equipment as well as the consolidation of our facilities, which ultimately led to the sale of some of our property and equipment, we experienced a decrease in depreciation. Currently, amortization expense principally reflects the depreciating book value of the FormTool® assets we acquired in February 2008, which are being written down over periods ranging in each case from less than one year to ten years and which, in the aggregate, total approximately $3,000 per month. Going forward, and unless and until we acquire additional assets, we anticipate amortization and depreciation expense to trend downward relative to our historic averages in recent years.

For the three months ended March 31, 2011, our rent expense has decreased significantly due to the recent consolidation of our facilities.  During September 2010, we entered into an early lease termination agreement for one of our then leased facilities, whereas the third-party agreed to a settlement of three months of back monthly lease payments. This agreement immediately resulted in us consolidating our two facilities in Omaha, NE into one facility.  These efforts were put into place in order to reduce our overall operating expenses.  Due to the sale of the QuickVerse® product line, we anticipate our rent expense to decrease further in the future.

Although there can be no assurance, we anticipate a possible upsurge in research and development in relation to the FormTool® product line.  The product line is need of an upgrade in order to stay current with the present day and future technology.  Furthermore, we feel that the FormTool product line can become more competitive within its software space in the direct and retail channels with an upgrade release.

Income Taxes

For the three months ended March 31, 2011 and 2010, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes the ongoing internal development of new products, expansion and upgrade of existing products, and marketing and sales, as well as funding for the acquisition of new product lines and/or companies. At this time it is unlikely that cash generated through our continuing operations will be sufficient to sustain our continuing operations. Furthermore, our pursuit of an aggressive growth plan, whether based on internally developed products, licensing opportunities, or strategic product line and/or company acquisitions, will likely require funding from outside sources. Funding from outside sources may include but is not limited to the pursuit of other financing options such as commercial loans, common stock and/or preferred stock issuances and convertible notes. At this time, we have no legally committed funds for future capital expenditures.

Our current decision to sell our QuickVerse® product line as well as the divestiture of our Membership Plus® product line in October 2007 was driven by a combination of our need to raise cash and a strategic determination to begin a long-term shift in our product lines away from those within the faith-based vertical market and more towards those that extend across the business-to-business and consumer segments more generally.  With a portion of the funds we realized from the sale of our Membership Plus® product line, we purchased FormTool® in February 2008 which was our first product line acquisition outside of the faith-based market.

Working Capital	March 31, 2011	December 31, 2010
Current assets	$166,466	$224,349
Current liabilities	$1,794,865	$1,805,504
Retained deficit	$9,324,152	$9,193,959

While liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and while there can be no continuing assurance, the situation suggested by our consistently and significantly negative ratio of current assets to current liabilities has historically been manageable.

Cash Flows for Three Months Ending March 31	2011	2010	Change	%
Cash flows provided (used) by operating activities	$46,151	$(13,035)	$59,186	454%
Cash flows provided (used) by investing activities	$291	$(8,668)	$8,959	103%
Cash flows (used) by financing activities	$(5,265)	$(18,820)	$13,555	72%

Net cash provided by operating activities increased for the three months ended March 31, 2011 due to mainly more cash coming in received from customers than cash going out as payments to content providers, vendors and employees.

The increase in net cash provided by investing activities for the three months ended March 31, 2011 was due to the lack of investing activities related to capitalized software and website development costs.

The decrease in net cash used by financing activities for the three months ended March 31, 2011 was the result of fewer long-term notes payable obligations, and therefore; fewer payments made on long-term notes payable.

Financing

We have been unable to secure bank financing due to our internal financial ratios and negative working capital position and do not expect that we will be successful in securing any such financing unless and until our ratios in this regard improve. In the future, two possible sources of financing remain that would include the financing of our open accounts receivable and equity financing. However, there are currently no definitive prospects identified for any such financing.

Contractual Liabilities

In May 2007, we secured an operating lease with a third-party for a warehouse facility in Omaha, Nebraska with terms extending through June 2010. Since June 2010, we have continued to lease the warehouse facility under a month-to-month lease agreement. In accordance with the terms of this leasehold agreement, we are responsible for all associated taxes, insurance and utility expenses.

At March 31, 2011, there were no future minimum rental payments required under this lease agreement.

Discontinued Operations

For approximately the past twenty-four (24) months, and for reasons having to do with strategic redirection and a developing need for liquidity, we have been exploring with increasing intensity the possibility of divesting ourselves of the QuickVerse product line.  In December 2009, we began preliminary discussions with WORDsearch Corp., L.L.C. a Delaware limited liability company that owns, publishes and sells products in the same vertical category as the QuickVerse product line regarding a potential sale to WORDsearch of the QuickVerse product line.

After conducting certain negotiations with WORDsearch, completing our due diligence as to relevant business, economic, and legal matters relating to a potential sale of the QuickVerse product line to WORDsearch, and coming to basic terms in relation to a form of agreement reflecting the contemplated transaction with WORDsearch, we determined WORDsearch to be a suitable and desirable company to which the QuickVerse product line could be sold, and determined that a sale of the QuickVerse product line to WORDsearch would be in the best interests of FindEx and its shareholders.

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse product line to WORDsearch.  As a result, we have classified this asset as discontinued operations for the first quarter of 2011.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q March 31, 2011, and has determined that such disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2011, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended March 31, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2011, we are in default under a certain unsecured term note payable to a previous shareholder in the total amount of approximately $83,000.  The arrearage as of such date was $56,000, plus interest.  In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest.

ITEM 4. (REMOVED AND RESERVED).

There were no reportable events under this Item 4 during the quarterly period ended March 31, 2011.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended March 31, 2011.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2011.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated May 23, 2011. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 23, 2011. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: May 23, 2011	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)