Form 10-Q
period 2011-06-30
FINDEX COM INC
filed 2011-08-22
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-29963

FINDEX.COM, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0379462
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18151 Lafayette Avenue, Elkhorn, Nebraska	68022
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At August 22, 2011, the registrant had outstanding 68,868,930 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED JUNE 30, 2011

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$26,492	$22,027
Accounts receivable, trade, net	43,165	109,243
Inventories, net	6,024	64,662
Other current assets	30,655	28,417
Other current assets from discontinued operations	44,715	---
Total current assets	151,051	224,349
Property and equipment, net	3,946	7,709
Intangible assets, net	101,669	384,553
Other assets	27,530	53,516
Other assets from discontinued operations	9,083	---
Total assets	$293,279	$670,127

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current portion of term debt	$69,023	$61,265
Accounts payable, trade	439,919	428,723
Accounts payable, related party	58,969	75,786
Accrued royalties	12,924	951,136
Accrued payroll	161,600	110,476
Other current liabilities	172,532	178,118
Other current liabilities from discontinued operations	644,113	---
Total current liabilities	1,559,080	1,805,504
Long-term debt, net	---	---
Deferred income taxes, net	1,300	2,400
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively
Common stock, $.001 par value
120,000,000 shares authorized,
68,868,930 and 67,349,153 shares issued and outstanding, respectively	68,869	67,349
Paid-in capital	8,017,314	7,988,833
Retained (deficit)	(9,353,284)	(9,193,959)
Total stockholders’ equity (deficit)	(1,267,101)	(1,137,777)
Total liabilities and stockholders’ equity (deficit)	$293,279	$670,127

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues, net of reserves and allowances	$24,043	$42,539	$37,240	$94,383
Cost of sales	5,052	13,439	16,570	42,070
Gross profit	18,991	29,100	20,670	52,313
Operating expenses:
Sales and marketing	10,201	6,624	55,974	80,651
General and administrative	241,770	246,171	450,103	555,640
Impairment expense	217,972	---	217,972	---
Total operating expenses	469,943	252,795	724,049	636,291
Loss from operations	(450,952)	(223,695)	(703,379)	(583,978)
Other income (expenses), net	(4,563)	(3,141)	(9,497)	(7,858)
Gain on debt settlement	368,051	---	368,051	---
Loss from continuing operations before income taxes	(87,464)	(226,836)	(344,825)	(591,836)
Income tax benefit	63,273	---	63,273	---
Loss from continuing operations	$(24,191)	$(226,836)	$(281,552)	$(591,836)
Discontinued operations (Note 10):
Income from operations of discontinued component	58,331	75,203	185,498	274,613
Income tax (provision)	(63,273)	---	(63,273)	---
Income (loss) from discontinued operations, net of taxes	(4,942)	75,203	122,225	274,613
Net loss	$(29,133)	$(151,633)	$(159,327)	$(317,223)

Net earnings (loss) per share - Basic & Diluted:
Net loss per share from continuing operations	$0.00	$0.00	$0.00	$(0.01)
Net income (loss) per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss per share	$0.00	$0.00	$0.00	$(0.01)

Weighted average shares outstanding:
Weighted average shares used in computing basic and diluted loss per share	68,770,657	59,572,725	68,063,832	59,572,725

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,	2011	2010

Cash flows from operating activities:
Cash received from customers	$713,256	$947,339
Cash paid to suppliers and employees	(698,909)	(932,116)
Other operating activities, net	(4,898)	(3,814)
Net cash provided by operating activities	9,449	11,409
Cash flows from investing activities:
Software development costs	---	(63,901)
Other investing activities, net	281	(9,009)
Net cash provided (used) by investing activities	281	(72,910)
Cash flows from financing activities:
Payments made on term debt	(5,265)	(26,338)
Net cash used by financing activities	(5,265)	(26,338)
Net increase (decrease) in cash and cash equivalents	4,465	(87,839)
Cash and cash equivalents, beginning of year	22,027	138,539
Cash and cash equivalents, end of period	$26,492	$50,700

Reconciliation of net loss to cash flows from operating activities:
Net loss	$(159,327)	$(317,223)
Adjustments to reconcile net loss to net cash used by operating activities:
Software development costs amortized	62,135	122,979
Depreciation & amortization	33,828	44,159
Loss (gain) on sale of property and equipment	388	(75)
(Gain) on debt settlement	(368,051)	---
Loss on impairment expense	217,972	---
Change in assets and liabilities:
Decrease in accounts receivable	66,078	45,763
Decrease in inventories	15,846	29,934
(Increase) decrease in other current assets	(5,260)	5,245
Increase in accrued royalties	73,952	52,183
(Decrease) increase in accounts payable	(34,405)	22,459
Increase in other liabilities	106,293	5,985
Net cash provided by operating activities	$9,449	$11,409

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
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

DISCONTINUED OPERATIONS

During the second quarter of 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse product line to WORDsearch Corp., L.L.C.  As a result, we have classified this asset as discontinued operations at June 30, 2011.  See Note 10.

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

SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20-25, Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months, but up to 60 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $304,466, less accumulated amortization of $304,466 at June 30, 2011, included in Other assets from discontinued operations.

Capitalized software development costs are stated at the lower of amortized costs or net realizable value. Recoverability of these capitalized costs is determined at each balance sheet date by comparing the forecasted future revenues from the related products, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues. As a result of the decision to sell the QuickVerse product line, we have written down capitalized software development costs associated with the discontinued operations and have recorded an impairment expense of $198,738 at June 30, 2011.

ASC 730, Research and Development, established accounting and reporting standards for research and development. In accordance with ASC 730-10, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $103,621 and $95,900 for the six months ended June 30, 2011 and 2010, respectively, included in general and administrative expenses of discontinued operations.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in Other assets from continuing and discontinued operations on our condensed consolidated balance sheets, were $118,829, less accumulated amortization of $95,638 at June 30, 2011. As a result of the decision to sell the QuickVerse product line, we have written down capitalized website development costs associated with the discontinued operations and have recorded an impairment expense of $8,179 at June 30, 2011.

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

The following table shows the amounts used in computing earnings per common share and the average number of shares of dilutive potential common stock:

For the Three Months Ended June 30,	2011	2010

Net loss from continuing operations	$(24,191)	$(226,836)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(24,191)	$(226,836)

Net income (loss) from discontinued operations	$(4,942)	$75,203
Preferred stock dividends	---	---
Net income (loss) available to common shareholders	$(4,942)	$75,203

Basic weighted average shares outstanding	68,770,657	59,572,725
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	68,770,657	59,572,725

For the Six Months Ended June 30,	2011	2010

Net loss from continuing operations	$(281,552)	$(591,836)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(281,552)	$(591,836)

Net income from discontinued operations	$122,225	$274,613
Preferred stock dividends	---	---
Net income available to common shareholders	$122,225	$274,613

Basic weighted average shares outstanding	68,063,832	59,572,725
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	68,063,832	59,572,725

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of June 30, 2011, we had a net loss of $159,327, and negative working capital of $1,408,029, and an accumulated deficit of $9,353,284 and $9,193,959 as of June 30, 2011 and December 31, 2010, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2011, we are taking several actions intended to mitigate against this risk. These actions include pursuing the sale of product lines and pursuing mergers and acquisitions that are intended to potentially provide profitable operations and positive operating cash flow over the near- or long-term. See Notes 10 and 11.

NOTE 3 – INVENTORIES

At June 30, 2011, inventories consisted of the following:

Raw materials	$3,736
Finished goods	3,288
Less reserve for obsolete inventory	(1,000)
Inventories	$6,024

NOTE 4 – RESERVES AND ALLOWANCES

At June 30, 2011, the allowance for doubtful accounts included in Accounts receivable, trade, net, consisted of the following:

Balance December 31, 2010	$21,000
Bad debts provision (included in Other operating expenses)	---
Accounts written off	(409)
Collection of accounts previously written off	---
Balance June 30, 2011	$20,591

At June 30, 2011, the reserve for obsolete inventory included in Inventories consisted of the following:

Balance December 31, 2010	$9,108
Provision for obsolete inventory	65
Obsolete inventory written off	(151)
Reserve for obsolete inventory from discontinued operations	(8,022)
Balance June 30, 2011	$1,000

At June 30, 2011, the reserve for sales returns included in Other current liabilities consisted of the following:

Balance December 31, 2010	$115,756
Return provision – sales	52,800
Return provision – cost of sales	(7,920)
Returns processed	(51,177)
Balance June 30, 2011	$109,459

NOTE 5 – DEBT

At June 30, 2011, the current portion of debt consisted of the following:

Unsecured term note payable to a finance company due March 2012 in monthly installments of $1,483, including interest at5.89% APR.	$13,023

Unsecured (delinquent) term note payable to a former shareholder due March 2008 in monthly installments of $10,000, plus interest at 8% APR, through April 2007, and monthly installments of $20,000, plus interest at 8% APR, beginning May 2007. Interest on overdue principal accruing at 15% APR. See Note 11.	56,000
Current portion of debt	$69,023

At June 30, 2011, we were current on the unsecured term notes payable to the finance company.  We remain in arrears for the final three payments of the unsecured term note payable to a former shareholder.

NOTE 6 – IMPAIRMENT EXPENSE AND OTHER INCOME AND ADJUSTMENTS

In June 2011, we tested for impairment of certain intangible assets associated with the QuickVerse product line as a result of the decision to sell the QuickVerse product line.  We recognized a total impairment expense of $217,972 at June 30, 2011 for the intangible assets related to capitalized software development costs, capitalized raw material packaging costs, and capitalized website development costs.  This has been treated as an operating expense and included in Impairment expense on our Condensed Consolidated Statement of Operations.

In June 2011, we recognized income from debt forgiveness totaling $368,051 resulting from agreements reached with certain of our vendors pursuant to which reductions in the total accrued royalty balance owed by us to them were finalized, which agreements were part of a broad initiative on our part arising in connection with our sale to WORDsearch Corp., LLC of our QuickVerse product line (see Note 11).  This has been treated as a gain from extinguishment of debt and included in Gain on debt settlement on our Condensed Consolidated Statement of Operations.

NOTE 7 – STOCKHOLDERS’ EQUITY

In April 2011, we committed to issue a total of 1,812,085 restricted shares of common stock to our outside directors, at the closing price as of April 8, 2011 ($0.004), in lieu of cash for services rendered from July 1, 2010 through December 31, 2010.  These services were valued at $30,000; however, the board of directors agreed that the difference between the value of the restricted shares of common stock and their services would be recorded as contributed capital.

In April 2011, an outside board of director forfeited 292,308 shares of common stock.  These shares of common stock were previously committed to be issued by the company in March 2006, in lieu of cash for services rendered from September 1, 2004 through March 31, 2006 which were previously valued at $38,000.

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

The employment agreements with our management team each expired on April 14, 2010. None of the agreements were extended nor are new agreements being considered. Our Chief Executive Officer and Chief Technology Officer, however, have each continued to be employed by us on an at-will basis since the expiration of their employment agreements at the following base annual salary rates:

	Chief Executive Officer	Chief Technology Officer
Base Annual Salary	$150,000	$150,000

Although the employment agreements have expired, we have accrued the following for our management team as of June 30, 2011:

	Accrued Base Salary	Vested Deferred Vacation Compensation
Included in Accrued Payroll at June 30, 2011	$75,471	$28,848

We have included content in QuickVerse under contracts with publisher providers that have expired.  We are currently pursuing resolution, however, there is no guarantee that we will be able to secure a new agreement, or an extension, and should any of the publishers demand we cease and desist including their content, the unknown potential negative impact could be material.

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

NOTE 10 – DISCONTINUED OPERATIONS

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell our QuickVerse product line to WORDsearch Corp., L.L.C.  As of June 30, 2011, the closing of the Software Product Line Purchase Agreement, which is transitional in nature and expected to be ongoing through approximately the end of August, 2011 but in no event any later than May 5, 2012, had commenced.  As a result of the decision to sell the QuickVerse product line, we have classified this asset as discontinued operations at June 30, 2011.  While we will not recognize a gain or loss from the disposition of the asset until the closing of the transaction takes place, we have recorded the major classes of assets and liabilities for the QuickVerse product line as presented below.

Assets:	June 30, 2011
Inventories:
Raw materials	$29,838
Finished goods	12,954
Total inventories	$42,792
Other current assets	1,923
Intangible assets, net	9,083
Total assets	$53,798

Liabilities:	June 30, 2011
Accrued royalties	$644,113
Total liabilities	$644,113

The following table presents the results of operations of our continuing operations and discontinued operations for the six months ended June 30, 2011:

	Continuing Operations	Discontinued Operations	Total
Gross revenues	$51,060	$655,807	$706,867
Less estimated sales returns and allowances	(13,820)	(39,572)	(53,392)
Net revenues	37,240	616,235	653,475
Cost of sales	16,570	220,490	237,060
Gross profit	20,670	395,745	416,415
Operating expenses:
Advertising and direct marketing	13,897	52,515	66,412
Sales and marketing wages	42,077	39,961	82,038
Total sales and marketing	55,974	92,476	148,450
Personnel costs	185,847	---	185,847
Amortization and depreciation	28,981	4,847	33,828
Research and development	---	103,621	103,621
Rent	18,391	---	18,391
Other general and administrative costs	216,884	9,303	226,187
Total general and administrative	450,103	117,771	567,874
Impairment expense	217,972	---	217,972
Total operating expenses	724,049	210,247	934,296
Income (loss) from operations	(703,379)	185,498	(517,881)
Other income (expenses), net	(9,497)	---	(9,497)
Gain on debt settlement	368,051	---	368,051
Income (loss) before income taxes	(344,825)	185,498	(159,327)
Income tax (provision) benefit	63,273	(63,273)	---
Net income (loss)	$(281,552)	$122,225	$(159,327)

For comparative purposes, the following table presents the results of operations of our continuing operations and discontinued operations for the six months ended June 30, 2010:

	Continuing Operations	Discontinued Operations	Total
Gross revenues	$102,991	$860,848	$963,839
Less estimated sales returns and allowances	(8,608)	(50,484)	(59,092)
Net revenues	94,383	810,364	904,747
Cost of sales	42,070	311,227	353,297
Gross profit	52,313	499,137	551,450
Operating expenses:
Advertising and direct marketing	22,384	60,681	83,065
Sales and marketing wages	58,267	48,474	106,741
Total sales and marketing	80,651	109,155	189,806
Personnel costs	235,440	---	235,440
Amortization and depreciation	35,557	8,602	44,159
Research and development	---	95,900	95,900
Rent	46,439	---	46,439
Other general and administrative costs	238,204	10,867	249,071
Total general and administrative	555,640	115,369	671,009
Total operating expenses	636,291	224,524	860,815
Income (loss) from operations	(583,978)	274,613	(309,365)
Other income (expenses), net	(7,858)	---	(7,858)
Income (loss) before income taxes	(591,836)	274,613	(317,223)
Income taxes	---	---	---
Net income (loss)	$(591,836)	$274,613	$(317,223)

NOTE 11 – SUBSEQUENT EVENTS

On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement entered into on May 5, 2011 between WORDsearch and us, which is transitional in nature and expected to be ongoing through approximately the end of August, 2011, commenced.  As one of the initial parts of the closing, on July 1, 2011 WORDsearch has assumed possession of the physical assets being conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse product line, including, among many other things, the receipt of revenues for sales, in exchange for partial payment of the cash portion of the purchase price being paid to us.  On August 1, 2011, WORDsearch took into its direct employ certain of our now former employees who had been previously serving in our customer service, sales and/or technical support groups.  As of the date of this quarterly report on Form 10-Q, certain closing matters remain open and subject to completion and, as a consequence, in accordance with the terms of the Software Product Line Purchase Agreement, the transaction remains uncompleted .

On July 17, 2011, 175,000 vested stock options with an exercise price of $0.11, related to a former outside board of director, expired unexercised.

As of August 4, 2011, our month-to-month lease agreement with a third-party for a warehouse facility located in Omaha, Nebraska was terminated.

On August 10, 2011, we received an invoice for legal services from our corporate/securities counsel in the approximate amount of $75,000, which exceeds by a considerable margin amounts incurred by us for legal fees during the comparable period over the past several years.  The substantial increase in legal fees over comparable periods was attributable to the asset sale transaction involving the QuickVerse product line, and other significant transactional activity.

On August 12, 2011, we made a payment of $28,783 on our then delinquent, unsecured term note payable to a former shareholder.  In addition, on August 18, 2011, we issued a new promissory note in the amount of $28,783, plus interest at 5% APR, through January 31, 2012, with such former shareholder.  This promissory note cancels the prior note payable with the former shareholder originally dated April 7, 2006.

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

Pending Sale of Primary Business

On May 5, 2011, we entered into a Software Product Line Purchase Agreement with WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from us all of the assets associated with our QuickVerse® product line for $975,000 in cash at closing and the assumption of up to $140,000 of our then-existing liabilities at closing. The QuickVerse® product line centers around our industry-leading Bible-study software program and had accounted for 86% of our aggregate revenues during the year-ended December 31, 2010. The specific assets conveyed will include, among others, the underlying software source code, registered trade names, and existing product inventories.

On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which is transitional in nature and expected to be ongoing through approximately the end of August, 2011, commenced.  As one of the initial parts of the closing, on July 1, 2011 WORDsearch has assumed possession of the physical assets being conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. As of the date of this quarterly report on Form 10-Q, certain closing matters remain open and subject to completion and, as a consequence, in accordance with the terms of the Software Product Line Purchase Agreement, the transaction remains uncompleted.  However, all financial information in the below Management’s Discussion and Analysis of Financial Condition and Results of Operations, reflects only continuing operations.

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

Management Overview

During the first and second quarter of 2011, there were no new developments for our FormTool® product line in regards to the software program itself or the FormTool.com website.  While we have initiated a plan to revamp our FormTool.com website, we have not been able to launch the updated website.  Although there can be no assurance, we do anticipate launching an update to the FormTool.com website by year end 2011.

Results of Continuing Operations for Quarters Ending June 30, 2011 and June 30, 2010

Statements of Continuing Operations for Quarters Ending June 30	2011	2010	Change
Net revenues	$37,240	$94,383	$(57,143)
Cost of sales	(16,570)	(42,070)	25,500
Gross profit	$20,670	$52,313	$(31,643)
Sales, marketing and general and administrative expenses	(506,077)	(636,291)	130,214
Impairment expense	(217,972)	---	(217,972)
Loss from operations	$(703,379)	$(583,978)	$(119,401)
Other income (expenses), net	(9,497)	(7,858)	(1,639)
Gain on debt settlement	368,051	---	368,051
Loss before income taxes	$(344,825)	$(591,836)	$247,011
Income tax benefit	63,273	---	63,273
Net loss	$(281,552)	$(591,836)	$310,284

The differing results of operations are primarily attributable to the following for the six months ended June 30, 2011:

▪	a decrease in net revenues attributable to the following:
	▪	a sharp fall-off in demand in the retail channel;
	▪	a lack of a new product release for the FormTool® product line; and
	▪	the current relatively lackluster U.S. domestic market for consumer software generally;
▪	an off-setting decrease in sales, marketing and general and administrative expenses resulting from our continued cost-cutting initiatives;
▪
an impairment expense for the decrease in net realizable value on the intangible assets related to the QuickVerse® product line including capitalized software development costs, capitalized raw material packaging costs, and capitalized website development costs; and

▪	a gain on debt settlement as we negotiated with certain vendors to accept a reduction in accrued royalty balance owed to them.

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

Revenues

The following table presents our revenues for continuing operations for the six months ended June 30, 2011 and June 30, 2010 and dollar and percentage changes from the prior year.

					Change
Revenues for Continuing Operations for Six Months Ending June 30	2011	% to Sales	2010	% to Sales	$	%
Gross revenues	$51,060	100%	$102,991	100%	$(51,931)	50%
Less estimated sales returns and allowances	(13,820)	27%	(8,608)	8%	(5,212)	61%
Net revenues	$37,240	73%	$94,383	92%	$(57,143)	61%

The decrease in gross revenues for the six months ended June 30, 2011 was attributable to a sharp fall-off in demand in the retail channel for our FormTool® product line.  The same would be true in regards to the sales returns and allowances as we received a large return of the FormTool® product line during the six months ended June 30, 2011. Furthermore, we experienced a decrease in gross revenues in the Greek and Hebrew Tutor software products and the Clickart Christian Graphics product due to the age of the products and their lack of compatibility with newer technology. Although there can be no assurance, we do anticipate our revenues in relation to the FormTool® product line to grow, at least at a low, single-digit annual percentage rate in the near- to mid-term based on our planned enhancements to the FormTool.com website and an increase in retail penetration expected to result from our new partnership with Encore Software, Inc.

Cost of Sales

The following table presents our cost of sales for continuing operations for the six months ended June 30, 2011 and June 30, 2010 and dollar and percentage changes from the prior year.

					Change
Cost of Sales for Continuing Operations for Six Months Ended June 30	2011	% to Sales	2010	% to Sales	$	%
Direct costs	$7,095	14%	$20,486	20%	$(13,391)	65%
Less estimated cost of sales returns and allowances	(2,073)	4%	(1,291)	1%	(782)	61%
Royalties	1,578	3%	3,177	3%	(1,599)	50%
Freight-out	3,976	8%	4,851	5%	(875)	18%
Fulfillment	5,994	12%	14,847	14%	(8,853)	60%
Cost of sales	$16,570	32%	$42,070	41%	$(25,500)	61%

The overall decrease in cost of sales for the six months ended June 30, 2011 is mainly attributable to the decrease in direct costs and fulfillment.  Direct costs decreased as a percentage of gross revenues as a majority of our sales in the FormTool® product line were to end users as a downloadable product during the six months ended June 30, 2011 as compared to more retail sales during the six months ended June 30, 2010.  Fulfillment costs decreased in real terms and as a percentage of gross revenues as we have reduced our fulfillment workforce due to our decreased unit sales volume and consolidation of our facilities.  Although there can be no assurance, we would anticipate our cost of sales to increase in the future in relation to anticipated increases in our revenues for the FormTool® product line.  However, as a separate piece of our cost of sales, we believe fulfillment costs will decrease in the future due to an overall reduced workforce.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Continuing Operations for Six Months Ending June 30	2011	% to Sales	2010	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	13,897	27%	22,384	22%	(8,487)	38%
Sales and marketing wages	42,077	82%	58,267	57%	(16,190)	28%
Total sales and marketing	$55,974	110%	$80,651	78%	$(24,677)	31%
Personnel costs	$185,847	364%	$235,440	229%	$(49,593)	21%
Amortization and depreciation	28,981	57%	35,557	35%	(6,576)	18%
Rent	18,391	36%	46,439	45%	(28,048)	60%
Other general and administrative costs	216,884	425%	238,204	231%	(21,320)	9%
Total general and administrative	$450,103	882%	$555,640	540%	$(105,537)	19%
Total sales, marketing, general and administrative	$506,077	991%	$636,291	618%	$(130,214)	20%

In line with the decrease in our gross revenues for the six months ended June 30, 2011, total sales, marketing and general and administrative costs also decreased.  Part of the reduction was the result of eliminating some of our direct marketing costs that we felt were no longer providing a gain in our gross revenues for the six months ended June 30, 2011.  In the future, we plan to focus on enhancing our product visibility online by increasing and focusing more on our direct marketing efforts that can ensure a greater increase in revenues over the costs themselves.  During the six months ended June 30, 2011, sales and marketing wages - reclassified decreased as a result of streamlining our sales team and fulfillment team when we consolidated certain facilities in September 2010.  Furthermore, due to decreased revenues our sales team has experienced a decrease in their bonus plans which in large part are based on revenues.  In the immediate future, we plan to drastically reduce our in-house direct-telemarketing sales team due to the sale of the QuickVerse® product line.

The decrease in personnel costs is the result of the departure of a member of our IT staff, the loss of our Chief Financial Officer, who had been receiving an annual salary of $110,000 and who we have no present intentions of replacing in the foreseeable future and the streamlining of our sales team and our fulfillment team when we consolidated our facilities. Due to the sale of the QuickVerse® product line and prior workforce reductions attributable to the current, relatively unfavorable macro-economic climate for non-essential consumer products, we anticipate direct salaries and wages to decrease drastically in the future.

We experienced a decrease in depreciation due to the age of our property and equipment as well as the consolidation of our facilities, which ultimately led to the sale of some of our property and equipment. Currently, amortization expense principally reflects the depreciating book value of the FormTool® assets we acquired in February 2008, which are being written down over periods ranging in each case from less than one year to ten years and which, in the aggregate, total approximately $2,000 per month. Comparatively, the amortization expense associated with the FormTool® assets totaled approximately $3,000 per month for the six months ended June 30, 2010; and therefore, we experienced a decrease in amortization expense for the six months ended June 30, 2011. Going forward, and unless and until we acquire additional assets, we anticipate amortization and depreciation expense to trend downward relative to our historic averages in recent years.

For the six months ended June 30, 2011, our rent expense has decreased significantly due to the recent consolidation of our facilities.  During September 2010, we entered into an early lease termination agreement for one of our then leased facilities, whereas the third-party agreed to a settlement of three months of back monthly lease payments. This agreement immediately resulted in us consolidating our two facilities in Omaha, NE into one facility.  These efforts were put into place in order to reduce our overall operating expenses.  Due to the sale of the QuickVerse® product line, we anticipate our rent expense to decrease further in the future as we have terminated our month-to-month lease agreement for the remaining facility in Omaha, NE as of August 2011.

Although there can be no assurance, we anticipate a possible upsurge in research and development in relation to the FormTool® product line.  The product line is need of an upgrade in order to stay current with the present day and future technology.  Furthermore, we feel that the FormTool® product line can become more competitive within its software space in the direct and retail channels with an upgrade release.

Income Taxes

For the six months ended June 30, 2011 and 2010, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

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

Working Capital	June 30, 2011	December 31, 2010
Current assets	$151,051	$224,349
Current liabilities	$1,559,080	$1,805,504
Retained deficit	$9,353,284	$9,193,959

While liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and while there can be no continuing assurance, the situation suggested by our consistently and significantly negative ratio of current assets to current liabilities has historically been manageable.

Cash Flows for Six Months Ending June 30	2011	2010	Change	%
Cash flows provided by operating activities	$9,449	$11,409	$(1,960)	17%
Cash flows provided (used) by investing activities	$281	$(72,910)	$73,191	100%
Cash flows (used) by financing activities	$(5,265)	$(26,338)	$21,073	80%

Net cash provided by operating activities decreased for the six months ended June 30, 2011 due to mainly less cash coming in received from customers than cash going out as payments to content providers, vendors and employees.

The increase in net cash provided by investing activities for the six months ended June 30, 2011 was due to the lack of investing activities related to capitalized software and website development costs as well as the decision to sell our QuickVerse® product line.

The decrease in net cash used by financing activities for the six months ended June 30, 2011 was the result of fewer long-term notes payable obligations, and therefore; fewer payments made on long-term notes payable.

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

At June 30, 2011, there were no future minimum rental payments required under this lease agreement.

As of August 4, 2011, our month-to-month lease agreement for the warehouse facility was terminated.

Discontinued Operations

For approximately the past twenty-four (24) months, and for reasons having to do with strategic redirection and a developing need for liquidity, we have been exploring with increasing intensity the possibility of divesting ourselves of the QuickVerse® product line.  In December 2009, we began preliminary discussions with WORDsearch Corp., L.L.C. a Delaware limited liability company that owns, publishes and sells products in the same vertical category as the QuickVerse® product line regarding a potential sale to WORDsearch of the QuickVerse® product line.

After conducting certain negotiations with WORDsearch, completing our due diligence as to relevant business, economic, and legal matters relating to a potential sale of the QuickVerse® product line to WORDsearch, and coming to basic terms in relation to a form of agreement reflecting the contemplated transaction with WORDsearch, we determined WORDsearch to be a suitable and desirable company to which the QuickVerse® product line could be sold, and determined that a sale of the QuickVerse® product line to WORDsearch would be in the best interests of FindEx and its shareholders.

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse® product line to WORDsearch.  On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which is transitional in nature and expected to be ongoing through approximately the end of August, 2011, commenced.  As one of the initial parts of the closing, on July 1, 2011 WORDsearch has assumed possession of the physical assets being conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. As of the date of this quarterly report on Form 10-Q, certain closing matters remain open and subject to completion and, as a consequence, in accordance with the terms of the Software Product Line Purchase Agreement, the transaction remains uncompleted.  As a result, and although this disposition had yet to be fully consummated as of June 30, 2011, we have classified this asset as discontinued operations for the second quarter of 2011.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q June 30, 2011, and has determined that such disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2011, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended June 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of June 30, 2011, we were in default under a certain unsecured term note payable to a previous shareholder in the total amount of approximately $85,000.  The arrearage as of such date was $56,000, plus interest.  In accordance with the terms of the note, however, our default triggered an acceleration of the entire balance plus accumulated interest. On August 12, 2011, we made a payment of $28,783 on the unsecured term note payable.  In addition, on August 18, 2011, we issued a new promissory note in the amount of $28,783, plus interest at 5% APR, through January 31, 2012, with such former shareholder.  This promissory note cancels the prior note payable with the former shareholder originally dated April 7, 2006.

ITEM 4. (REMOVED AND RESERVED).

There were no reportable events under this Item 4 during the quarterly period ended June 30, 2011.

ITEM 5. OTHER INFORMATION.

On August 18, 2011, the company issued a promissory note (the “Note”) to Barron Partners, LP (“Barron”) in the principal sum of $28,783.  The Note cancels a previously outstanding and delinquent note payable to Barron with an original date of April 7, 2006. The specific terms of the Note are as follows:

1.	a principal sum amount of $28,783 plus interest from the date of the Note at a rate of 5% per annum; and
2.	any overdue principal amount shall bear interest at a rate of 10% per annum and shall be payable upon demand.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2011, there were no other reportable events under this Item 5.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-K.

No.	Description of Exhibit

2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2011.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011. FILED HEREWITH.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated August 22, 2011. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 22, 2011. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: August 22, 2011	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)