Form 10-Q
period 2011-09-30
FINDEX COM INC
filed 2011-11-18
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                             (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At November 18, 2011, the registrant had outstanding 77,993,935 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED SEPTEMBER 30, 2011

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:	F-1

Balance Sheets – September 30, 2011 (unaudited) and December 31, 2010	F-1

Statements of Operations (unaudited) for the three and nine months ending September 30, 2011 and for the three and nine months ending September 30, 2010	F-2

Statements of Cash Flows (unaudited) for the nine months ending September 30, 2011 and for the nine months ending September 30, 2010	F-3

Notes to Unaudited Financial Statements	F-4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Quantitative and Qualitative Disclosures About Market Risk	7

Item 4T. Controls and Procedures	7

PART II - OTHER INFORMATION:	8

Item 1. Legal Proceedings	8

Item 1A. Risk Factors	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	8

Item 4. (Removed and Reserved)	8

Item 5. Other Information	8

Item 6. Exhibits	8

Signatures	11

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$305,729	$22,027
Accounts receivable, trade, net	104,046	109,243
Inventories, net	5,958	64,662
Other current assets	22,095	28,417
Total current assets	437,828	224,349
Property and equipment, net	2,982	7,709
Intangible assets, net	96,586	384,553
Other assets	18,781	53,516
Total assets	$556,177	$670,127

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current portion of term debt	$37,529	$61,265
Accounts payable, trade	190,088	428,723
Accounts payable, related party	11,000	75,786
Accrued royalties	11,397	951,136
Accrued payroll	98,187	110,476
Other current liabilities	73,537	178,118
Other current liabilities from discontinued operations	271,816	---
Total current liabilities	693,554	1,805,504
Long-term debt, net	---	---
Deferred income taxes, net	401	2,400
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively
Common stock, $.001 par value
120,000,000 shares authorized,
68,868,930 and 67,349,153 shares issued and outstanding, respectively	68,869	67,349
Paid-in capital	8,017,314	7,988,833
Retained (deficit)	(8,223,961)	(9,193,959)
Total stockholders’ equity (deficit)	(137,778)	(1,137,777)
Total liabilities and stockholders’ equity (deficit)	$556,177	$670,127

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues, net of reserves and allowances	$6,779	$31,524	$44,019	$125,907
Cost of sales	14,345	9,450	30,915	51,520
Gross profit	(7,566)	22,074	13,104	74,387
Operating expenses:
Sales and marketing	(18,639)	800	37,335	81,451
General and administrative	75,219	213,961	525,322	769,601
Impairment expense	---	---	217,972	---
Total operating expenses	56,580	214,761	780,629	851,052
Loss from operations	(64,146)	(192,687)	(767,525)	(776,665)
Other income (expenses), net	(541)	(4,563)	(10,038)	(12,421)
Gain on debt settlement	190,358	---	558,409	---
Income (loss) from continuing operations before income taxes	125,671	(197,250)	(219,154)	(789,086)
Income tax benefit	342,346	---	405,619	---
Income (loss) from continuing operations	$468,017	$(197,250)	$186,465	$(789,086)
Discontinued operations (Note 11):
Income from operations of discontinued component	31,570	59,696	217,068	334,309
Gain on sale of software product line	972,082	---	972,082	---
Income tax (provision)	(342,346)	---	(405,619)	---
Income from discontinued operations, net of taxes	661,306	59,696	783,531	334,309
Net income (loss)	$1,129,323	$(137,554)	$969,996	$(454,777)

Net earnings (loss) per share - Basic & Diluted:
Net income (loss) per share from continuing operations	$0.01	$0.00	$0.00	$(0.01)
Net income per share from discontinued operations	$0.01	$0.00	$0.01	$0.01
Net income (loss) per share	$0.02	$0.00	$0.01	$0.00

Weighted average shares outstanding:
Weighted average shares used in computing basic and diluted income (loss) per share	68,868,930	63,968,097	68,335,147	61,053,949

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,	2011	2010

Cash flows from operating activities:
Cash received from customers	$675,312	$1,301,778
Cash paid to suppliers and employees	(1,351,505)	(1,349,277)
Other operating activities, net	(6,703)	(6,905)
Net cash (used) by operating activities	(682,896)	(54,404)
Cash flows from investing activities:
Software development costs	---	(114,598)
Proceeds from sale of software product line	975,000	---
Other investing activities, net	7,170	(9,457)
Net cash provided (used) by investing activities	982,170	(124,055)
Cash flows from financing activities:
Contributed capital	22,752	82,500
Payments made on term debt	(38,324)	(32,986)
Net cash (used) provided by financing activities	(15,572)	49,514
Net increase (decrease) in cash and cash equivalents	283,702	(128,945)
Cash and cash equivalents, beginning of year	22,027	138,539
Cash and cash equivalents, end of period	$305,729	$9,594

Reconciliation of net income (loss) to cash flows from operating activities:
Net income (loss)	$969,996	$(454,777)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Software development costs amortized	62,135	167,359
Depreciation & amortization	44,257	65,843
Bad debts provision	(17,491)	---
Stock and warrants issued for services	7,248	16,331
(Gain) on sale of property and equipment	(2,134)	(685)
(Gain) on debt settlement	(558,409)	---
(Gain) on sale of software product line	(972,082)	---
Loss on impairment expense	217,972
Change in assets and liabilities:
Decrease in accounts receivable	22,688	51,274
Decrease in inventories	58,704	38,926
Decrease in other current assets	17,348	16,217
(Decrease) increase in accrued royalties	(150,850)	89,537
(Decrease) increase in accounts payable	(301,714)	49,414
(Decrease) in other liabilities	(80,564)	(93,843)
Net cash (used) by operating activities	$(682,896)	$(54,404)

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2011
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

DISCONTINUED OPERATIONS

During the second quarter of 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse product line to WORDsearch Corp., L.L.C.  As a result, we have classified this asset as well as all revenues and expenses directly related to the QuickVerse product line as discontinued operations.  See Note 11.

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

SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20-25, Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months, but up to 60 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $0, less accumulated amortization of $0 at September 30, 2011, included in Other assets from discontinued operations.

Capitalized software development costs are stated at the lower of amortized costs or net realizable value. Recoverability of these capitalized costs is determined at each balance sheet date by comparing the forecasted future revenues from the related products, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues. As a result of the decision to sell the QuickVerse product line, we have written down capitalized software development costs associated with the discontinued operations and have recorded an impairment expense of $198,738 at September 30, 2011.

ASC 730, Research and Development, established accounting and reporting standards for research and development. In accordance with ASC 730-10, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $142,411 and $126,468 for the nine months ended September 30, 2011 and 2010, respectively, included in general and administrative expenses of discontinued operations.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in Other assets from continuing and discontinued operations on our condensed consolidated balance sheets, were $18,781, less accumulated amortization of $0 at September 30, 2011. As a result of the decision to sell the QuickVerse product line, we have written down capitalized website development costs associated with the discontinued operations and have recorded an impairment expense of $8,179 at September 30, 2011.

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

The following table shows the amounts used in computing earnings per common share and the average number of shares of dilutive potential common stock:

For the Three Months Ended September 30,	2011	2010

Net income (loss) from continuing operations	$468,017	$(197,250)
Preferred stock dividends	---	---
Net income (loss) available to common shareholders	$468,017	$(197,250)

Net income from discontinued operations	$661,306	$59,696
Preferred stock dividends	---	---
Net income available to common shareholders	$661,306	$59,696

Basic weighted average shares outstanding	68,868,930	63,968,097
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	68,868,930	63,968,097

For the Nine Months Ended September 30,	2011	2010

Net loss from continuing operations	$186,465	$(789,086)
Preferred stock dividends	---	---
Net loss available to common shareholders	$186,465	$(789,086)

Net income from discontinued operations	$783,531	$334,309
Preferred stock dividends	---	---
Net income available to common shareholders	$783,531	$334,309

Basic weighted average shares outstanding	68,335,147	61,053,949
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	68,335,147	61,053,949

RECENT ACCOUNTING PRONOUNCEMENTS

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements, as it is intended to simplify the assessment for goodwill impairment.  We do not expect ASU No. 2011-08 to have a material impact on our condensed consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of September 30, 2011, we had a net income of $969,996, and negative working capital of $255,726, and an accumulated deficit of $8,223,961 and $9,193,959 as of September 30, 2011 and December 31, 2010, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2011, we are taking several actions intended to mitigate against this risk. These actions include pursuing the sale of product lines and pursuing mergers and acquisitions that are intended to potentially provide profitable operations and positive operating cash flow over the near- or long-term. See Notes 11 and 13.

NOTE 3 – INVENTORIES

At September 30, 2011, inventories consisted of the following:

Raw materials	$2,724
Finished goods	4,234
Less reserve for obsolete inventory	(1,000)
Inventories	$5,958

NOTE 4 – RESERVES AND ALLOWANCES

At September 30, 2011, the allowance for doubtful accounts included in Accounts receivable, trade, net, consisted of the following:

Balance December 31, 2010	$21,000
Bad debts provision (included in Sales and marketing expenses)	(17,491)
Accounts written off	(409)
Collection of accounts previously written off	---
Balance September 30, 2011	$3,100

At September 30, 2011, the reserve for obsolete inventory included in Inventories consisted of the following:

Balance December 31, 2010	$9,108
Provision for obsolete inventory	65
Obsolete inventory written off	(151)
Reserve for obsolete inventory from discontinued operations	(8,022)
Balance September 30, 2011	$1,000

At September 30, 2011, the reserve for sales returns included in Other current liabilities consisted of the following:

Balance December 31, 2010	$115,756
Return provision – sales	(20,779)
Return provision – cost of sales	(9,345)
Returns processed	(60,632)
Balance September 30, 2011	$25,000

NOTE 5 – DEBT

At September 30, 2011, the current portion of debt consisted of the following:

Unsecured term note payable to a finance company due March 2012 in monthly installments of $1,483, including interest at5.89% APR.	$8,746

Unsecured term note payable to a former shareholder due March 2008 in monthly installments of $10,000, plus interest at 8% APR, through April 2007, and monthly installments of $20,000, plus interest at 8% APR, beginning May 2007. Interest on overdue principal accruing at 15% APR.
---

Unsecured term note payable to a former shareholder due January 2012, plus interest at 5% APR.	28,783
Current portion of debt	$37,529

In August 2011, we made a payment of $28,783 on our then delinquent, unsecured note payable to a former shareholder. In addition, we issued a new promissory note in the amount of $28,783, plus interest at 5% APR, through January 31, 2012, with such former shareholder. This promissory note cancelled the prior note payable with the former shareholder originally dated April 7, 2006, as well as all associated accrued interest. In accordance with ASC470-60, Troubled Debt Restructurings by Debtors, we recognized a gain of $28,627 on the restructuring of this note payable which has been included in Gain on debt settlement on our Condensed Consolidated Statement of Operations. See Note 7.

At September 30, 2011, we were current on the unsecured term notes payable to the finance company as well as the unsecured term notes payable to the former shareholder.

NOTE 6 – IMPAIRMENT EXPENSE

As a result of the decision to sell the QuickVerse product line, we tested for impairment certain intangible assets associated with the QuickVerse product line. In accordance with ASC 360-10-35, Property, Plant, and Equipment, Overall, Subsequent Measurement, we recognized a total impairment expense of $217,972 during the nine months ended September 30, 2011 for the intangible assets related to capitalized software development costs, capitalized raw material packaging costs, and capitalized website development costs.  This has been treated as an operating expense and included in Impairment expense on our Condensed Consolidated Statement of Operations.

NOTE 7 – GAIN ON DEBT SETTLEMNT

During the nine months ended September 30, 2011, we recognized income from debt forgiveness totaling $558,409. This income from debt forgiveness mainly results from agreements reached with certain of our royalty content providers pursuant to which reductions in the total accrued royalty balance owed by us to them were finalized, which agreements were part of a broad initiative on our part arising in connection with our sale to WORDsearch of our QuickVerse product line (see Note 11).  In addition, the income from debt forgiveness results from settlement agreements involving certain of our vendors whom trade payables were owed by us to them as well as a settlement with a former shareholder with whom we owed a note payable to.  See Note 5. This has been treated as a gain from extinguishment of debt and included in Gain on debt settlement on our Condensed Consolidated Statement of Operations.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

In July 2011, 175,000 vested stock options with an exercise price of $0.11, related to a former outside board of director, expired unexercised. We did not grant any options or other stock-based awards to the individual for whom the options expired, during the six months prior to and after the option expirations.

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

The employment agreements with our management team each expired on April 14, 2010. None of the agreements were extended nor are new agreements being considered. Our Chief Executive Officer and Chief Technology Officer, however, have each continued to be employed by us on an at-will basis since the expiration of their employment agreements at the following base annual salary rates:

	Chief Executive Officer	Chief Technology Officer
Base Annual Salary	$150,000	$150,000

Although the employment agreements have expired, we have accrued the following for our management team as of September 30, 2011:

	Accrued Base Salary	Vested Deferred Vacation Compensation
Included in Accrued Payroll at September 30, 2011	$7,233	$14,424

As of August 2011, our Chief Technology Officer’s duties were reduced to a part-time basis, and he is paid a monthly salary in the amount of $1,500.

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

NOTE 11 – DISCONTINUED OPERATIONS

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

On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which is transitional in nature and expected to be ongoing through approximately the end of November, 2011, commenced.  As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. At September 30, 2011, certain closing matters remain open and subject to completion and, as a consequence, in accordance with the terms of the Software Product Line Purchase Agreement, the transaction remains uncompleted.

As a result of the decision to sell the QuickVerse product line, we have classified this asset as discontinued operations for the nine months ended September 30, 2011. We have recorded the remaining class of liabilities for the QuickVerse product line as presented below:

Liabilities:	September 30, 2011
Accrued royalties	$271,816
Total liabilities	$271,816

The following table presents the results of operations of our continuing operations and discontinued operations for the nine months ended September 30, 2011:

	Continuing Operations	Discontinued Operations	Total
Gross revenues	$64,721	$658,634	$723,355
Less estimated sales returns and allowances	(20,702)	40,727	20,025
Net revenues	44,019	699,361	743,380
Cost of sales	30,915	212,677	243,592
Gross profit	13,104	486,684	499,788
Operating expenses:
Advertising and direct marketing	12,749	52,582	65,331
Sales and marketing wages	42,077	59,700	101,777
Bad debt provision	(17,491)	---	(17,491)
Total sales and marketing	37,335	112,282	149,617
Personnel costs	195,551	---	195,551
Amortization and depreciation	39,410	4,847	44,257
Research and development	---	142,411	142,411
Rent	20,636	---	20,636
Other general and administrative costs	269,725	10,076	279,801
Total general and administrative	525,322	157,334	682,656
Impairment expense	217,972	---	217,972
Total operating expenses	780,629	269,616	1,050,245
Income (loss) from operations	(767,525)	217,068	(550,457)
Other income (expenses), net	(10,038)	---	(10,038)
Gain on debt settlement	558,409	---	558,409
Gain on sale of software product line	---	972,082	972,082
Income (loss) before income taxes	(219,154)	1,189,150	969,996
Income tax benefit (provision)	405,619	(405,619)	---
Net income (loss)	$186,465	$783,531	$969,996

For comparative purposes, the following table presents the results of operations of our continuing operations and discontinued operations for the nine months ended September 30, 2010:

	Continuing Operations	Discontinued Operations	Total
Gross revenues	$137,239	$1,214,590	$1,351,829
Less estimated sales returns and allowances	(11,332)	(83,206)	(94,538)
Net revenues	125,907	1,131,384	1,257,291
Cost of sales	51,520	448,262	499,782
Gross profit	74,387	683,122	757,509
Operating expenses:
Advertising and direct marketing	23,184	86,680	109,864
Sales and marketing wages	58,267	99,420	157,687
Total sales and marketing	81,451	186,100	267,551
Personnel costs	316,663	---	316,663
Amortization and depreciation	52,761	13,082	65,843
Research and development	---	126,468	126,468
Rent	69,696	---	69,696
Other general and administrative costs	330,481	23,163	353,644
Total general and administrative	769,601	162,713	932,314
Total operating expenses	851,052	348,813	1,199,865
Income (loss) from operations	(776,665)	334,309	(442,356)
Other income (expenses), net	(12,421)	---	(12,421)
Income (loss) before income taxes	(789,086)	334,309	(454,777)
Income taxes	---	---	---
Net income (loss)	$(789,086)	$334,309	$(454,777)

NOTE 12 – GAIN ON SALE OF SOFTWARE PRODUCT LINE

Due to the transfer of control and responsibility of the business operations related to the QuickVerse product line to WORDsearch on July 1, 2011, we recognized a disposal gain of $972,082 at September 30, 2011 in accordance with ASC 360-10-35, Property, Plant, and Equipment, Overall, Subsequent Measurement.  The disposal gain has been treated as a gain on long-lived assets classified as held for sale and included in Discontinued operations as a Gain on sale of software product line on our Condensed Consolidated Statement of Operations.

At September 30, 2011, the Gain on sale of software product line consisted of the following:

Purchase price for the sale of the QuickVerse product line	$975,000
Assumed liabilities by WORDsearch	93,673
Inventory transferred to WORDsearch, at cost	(42,868)
Unamortized basis of QuickVerse software license	(9,083)
Legal and broker fees associated with the Software Product Line Purchase Agreement	(44,640)
Balance September 30, 2011	$972,082

NOTE 13 – SUBSEQUENT EVENTS

As of the date of this quarterly report on Form 10-Q, certain closing matters in regards to the sale of the QuickVerse product line remain open and subject to completion and, as a consequence, in accordance with the terms of the Software Product Line Purchase Agreement, the transaction remains uncompleted .

Though it had been our reasoned hope and expectation to re-deploy into new business opportunities all or most of the net proceeds realized from the sale of the QuickVerse® product line, as it has turned out, interim and developing cash requirements associated with the mere exploration and pursuit of prospective new business opportunities have (i) been substantially higher than we had anticipated, (ii) become substantial on an aggregate, standalone basis and meaningfully depleted such net proceeds, (iii) increasingly imposed a significant strain on both our general liquidity, and (iv) led to a dramatic reduction in our cash currently available for both the exploration and pursuit of prospective new business opportunities and any capital investment therein.

On November 17, 2011, we resolved to issue a total of 4,500,000 restricted shares of common stock valued at $12,150 to our outside board of directors as compensation awards in lieu of cash for services from January 1, 2011 through September 30, 2011 valued at $45,000. Furthermore, the board of directors agreed that the difference between the value of the restricted shares of common stock and their services, which totals $32,850, would be recorded as contributed capital.

On November 17, 2011, we resolved to issue a total of 3,125,005 restricted shares of common stock valued at $8,438 to our Chief Executive Officer and Chief Technology Officer as compensation for their services in lieu of cash for half of the payroll accrued and unpaid from June 2010 through September 2011. Furthermore, both the Chief Executive Officer and Chief Technology Officer agreed that the difference between the value of the restricted shares of common stock and their services, which totals $22,812, would be recorded as contributed capital.

On November 17, 2011, we resolved to issue 1,000,000 restricted shares of common stock valued at $2,700 to our corporate controller for services rendered in connection with her employment.

On November 17, 2011, we resolved to issue a total of 500,000 restricted shares of common stock valued at $1,350 to two outside consultants for their services rendered in connection with their time now and in the future as consultants.

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

Pending Sale of Primary Business

On May 5, 2011, we entered into a Software Product Line Purchase Agreement with WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from us all of the assets associated with the QuickVerse® product line for $975,000 in cash at closing and the assumption of up to $140,000 of our then-existing liabilities at closing. The QuickVerse® product line centers around our industry-leading Bible-study software program and had accounted for 86% of our aggregate revenues during the year-ended December 31, 2010. The specific assets conveyed will include, among others, the underlying software source code, registered trade names, and existing product inventories.

On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which is transitional in nature and expected to be ongoing through approximately the end of November, 2011, commenced.  As one of the initial parts of the closing, on July 1, 2011 WORDsearch has assumed possession of the physical assets being conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. As of the date of this quarterly report on Form 10-Q, certain closing matters remain open and subject to completion and, as a consequence, in accordance with the terms of the Software Product Line Purchase Agreement, the transaction remains uncompleted.  However, all financial information in the below Management’s Discussion and Analysis of Financial Condition and Results of Operations, reflects only continuing operations.

Description of Business

We develop, publish, market, and distribute and directly sell off-the-shelf consumer and organizational software products for the Windows platform. We develop our software products through in-house initiatives supplemented by outside developers. We market and distribute our software products principally through direct marketing and Internet sales programs, but also through licensing partners.

Management Overview

During the nine months ended September 30, 2011, there were no new developments for the FormTool® product line in regards to the software program itself or the FormTool.com website.  While we have initiated a plan to revamp our FormTool.com website, the plan has not been executed nor the website updated due to a lack of available financial and human resources.  Although there can be no assurance that we will be able to do so given the financial and human resource requirements, it is a current internal objective of ours to launch such an update to the FormTool.com website by the end of the first quarter of 2012. We have also formulated a plan to develop a new version of our FormTool® software package, the execution of which will necessarily be dependent upon our having the requisite financial resources, either internally generated and/or externally infused, which cannot be assured.  While we have not begun the development process as of the date of this quarterly report on Form 10-Q, and although there can be no assurance, it is our reasoned hope to release such a new version of FormTool® towards the end of the first quarter of 2012.

A key focus of management during the nine months ended September 30, 2011 centered around the decision to sell the QuickVerse® product line. After entering into the Software Product Line Purchase Agreement with WORDsearch on May 5, 2011, management began working with WORDsearch management in order to effect the transition of the QuickVerse® product line to WORDsearch. Once control and responsibility of the business operations related to the QuickVerse® product line was relinquished to WORDsearch as of July 1, 2011, management shifted its focus to reducing our ongoing operational expenses, including personnel, rent, sales and marketing, and general overhead. Management additionally devoted a significant percentage of its time working towards achieving a sharp reduction in our existing liabilities by initiating compromise-and-settlement negotiations with our existing creditors. Simultaneously, and moving forward, management is concentrated on the strategic determination to begin a long-term shift in our product lines away from those within the faith-based vertical market and more towards those that extend across the business-to-business and consumer segments more generally.

Results of Continuing Operations for Quarters Ending September 30, 2011 and September 30, 2010

Statements of Continuing Operations for Quarters Ending September 30	2011	2010	Change
Net revenues	$44,019	$125,907	$(81,888)
Cost of sales	(30,915)	(51,520)	20,605
Gross profit	$13,104	$74,387	$(61,283)
Sales, marketing and general and administrative expenses	(562,657)	(851,052)	288,395
Impairment expense	(217,972)	---	(217,972)
Loss from operations	$(767,525)	$(776,665)	$9,140
Other income (expenses), net	(10,038)	(12,421)	2,383
Gain on debt settlement	558,409	---	558,409
Loss before income taxes	$(219,154)	$(789,086)	$569,932
Income tax benefit	405,619	---	405,619
Net income (loss)	$186,465	$(789,086)	$975,551

The differing results of operations are primarily attributable to the following for the nine months ended September 30, 2011:

▪	a decrease in net revenues attributable to the following:
	▪	a sharp fall-off in demand in the retail channel;
	▪	a lack of a new product release for the FormTool® product line; and
	▪	the current relatively lackluster U.S. domestic market for consumer software generally;
▪	an off-setting decrease in sales, marketing and general and administrative expenses resulting from our continued cost-cutting initiatives;
▪
a large decrease in personnel expenses, which are included in sales, marketing and general and administrative expenses, due to the transfer of the QuickVerse® product line’s business operations over to WORDsearch;

▪
an impairment expense for the decrease in net realizable value on the intangible assets related to the QuickVerse® product line including capitalized software development costs, capitalized raw material packaging costs, and capitalized website development costs; and

▪
a gain on debt settlement as we negotiated with certain royalty content vendors to accept a reduction in accrued royalty balance owed to them as well as certain vendors to accept a reduction in trade payables owed to them.

In future periods, we anticipate a continued reduction to our sales, marketing and general and administrative expenses due to the decision to sell the QuickVerse® product line.

In the past, our software products have been highly seasonal. More than 50% of our annual sales have occurred in the five months of September through January; the five months of April through August have generally been our weakest, generating less than 30% of our annual sales. Although there can be no assurance, our continuing operations may experience the same seasonality as in previous years.

Revenues

The following table presents our revenues for continuing operations for the nine months ended September 30, 2011 and September 30, 2010 and dollar and percentage changes from the prior year.

					Change
Revenues for Continuing Operations for Nine Months Ending September 30	2011	% to Sales	2010	% to Sales	$	%
Gross revenues	$64,721	100%	$137,239	100%	$(72,518)	53%
Less estimated sales returns and allowances	(20,702)	32%	(11,332)	8%	(9,370)	83%
Net revenues	$44,019	68%	$125,907	92%	$(81,888)	65%

The decrease in gross revenues for the nine months ended September 30, 2011 was attributable to a sharp fall-off in demand in the retail channel for our FormTool® product line.  The same would be true in regards to the sales returns and allowances as we received a large return of the FormTool® product line as well as issued a price protection on the FormTool® product line to prevent any further product returns during the nine months ended September 30, 2011. Both the large return and the issued price protection during the nine months ended September 30, 2011 on the FormTool® product line were associated with FormTool® sales previously made during the nine months ended September 30, 2010. Furthermore, we experienced a decrease in gross revenues in the Greek and Hebrew Tutor software products and the Clickart Christian Graphics product due, we believe, to the lack of relatively recent updating of the products and their lack of compatibility with newer platform technologies. Although there can be no assurance, and provided we have available to us the necessary investment capital, either internally generated and/or externally infused, which itself cannot be assured, we do anticipate our revenues in relation to the FormTool® product line to grow, at least at a low, single-digit annual percentage rate in the near- to mid-term based on our planned enhancements to the FormTool.com website, an increase in marketing efforts, and the development of the new version of the product.

Cost of Sales

Cost of sales consists primarily of direct costs, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, fulfilling and shipping our products. Cost of sales decreased approximately $21,000 from approximately $52,000 for the nine months ended September 30, 2010 to $31,000 for the nine months ended September 30, 2011. The overall decrease in cost of sales for the nine months ended September 30, 2011 is mainly attributable to the decrease in direct costs and fulfillment.  Direct costs decreased as a majority of our sales in the FormTool® product line were to end users as a downloadable product during the nine months ended June 30, 2011 as compared to more retail sales during the nine months ended September 30, 2010.  Fulfillment costs decreased significantly as we had reduced our fulfillment workforce in the first half of the year due to our decreased unit sales volume and consolidation of our facilities. Furthermore, during the third quarter of 2011, we completely eliminated our fulfillment workforce due to the transfer of the QuickVerse® product line’s business operations over to WORDsearch.  Although there can be no assurance, we would anticipate our cost of sales to increase in the future in relation to anticipated increases in our revenues for the FormTool® product line.  However, as a separate piece of our cost of sales, we believe fulfillment costs will continue to decrease in the future due to an overall reduced workforce.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Continuing Operations for Nine Months Ending September 30	2011	% to Sales	2010	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	12,749	20%	23,184	17%	(10,435)	45%
Sales and marketing wages	42,077	65%	58,267	42%	(16,190)	28%
Bad debt provision	(17,491)	27%	---	0%	(17,491)	0%
Total sales and marketing	$37,335	58%	$81,451	59%	$(44,116)	54%
Personnel costs	$195,551	302%	$316,663	231%	$(121,112)	38%
Amortization and depreciation	39,410	61%	52,761	38%	(13,351)	25%
Rent	20,636	32%	69,696	51%	(49,060)	70%
Other general and administrative costs	269,725	417%	330,481	241%	(60,756)	18%
Total general and administrative	$525,322	812%	$769,601	561%	$(244,279)	32%
Total sales, marketing, general and administrative	$562,657	869%	$851,052	620%	$(288,395)	34%

In line with the decrease in our gross revenues for the nine months ended September 30, 2011, total sales, marketing and general and administrative costs also decreased.  Part of the reduction was the result of eliminating a portion of our direct marketing initiatives that were no longer justified in terms of increasing our gross revenues for the nine months ended September 30, 2011.  In the future, we plan to focus on enhancing our product visibility online by increasing and focusing more on those direct marketing initiatives that have historically proven to lead to the highest increases in revenue at the lowest cost. During the nine months ended September 30, 2011, sales and marketing wages - reclassified decreased as a result of streamlining our sales team and fulfillment team when we consolidated certain facilities in September 2010.  Furthermore, due to decreased revenues our sales team experienced a decrease in their bonus plans which in large part are based on revenues.  Finally, due to the sale of the QuickVerse® product line and the transfer of business operations to WORDsearch beginning July 1, 2011, we did not experience an expense in relation to sales and marketing wages for the quarter ended September 30, 2011. In the future, we do not anticipate any further expenses related to sales and marketing wages due to the sale of the QuickVerse® product line.

The decrease in personnel costs is the result of the departure of a member of our IT staff, the loss of our Chief Financial Officer, who had been receiving an annual salary of $110,000 and who we have no present intentions of replacing in the foreseeable future, and the streamlining of our sales team and our fulfillment team when we consolidated our facilities in September 2010. Also during the third quarter of 2011, the majority of our staff members who had previously been working directly with the QuickVerse® product line became the responsibility of WORDsearch in terms of employment in connection with the transfer of the business operations of the QuickVerse® product line over to WORDsearch. Due to the sale of the QuickVerse® product line and prior workforce reductions attributable to the current, relatively unfavorable macro-economic climate for non-essential consumer products, we anticipate direct salaries and wages to continue to decrease in the future.

We experienced a decrease in depreciation due to the age of our property and equipment as well as the consolidation of our facilities last year as well as this year, which ultimately led to the sale of some of our property and equipment. Currently, amortization expense principally reflects the depreciating book value of the FormTool® assets we acquired in February 2008, which are being written down over periods ranging in each case from less than one year to ten years and which, in the aggregate, total approximately $2,000 per month. Comparatively, the amortization expense associated with the FormTool® assets totaled approximately $3,000 per month for the nine months ended September 30, 2010; and therefore, we experienced a decrease in amortization expense for the nine months ended September 30, 2011. Going forward, and unless and until we acquire additional assets, we anticipate amortization and depreciation expense to trend downward relative to our historic averages in recent years.

For the nine months ended September 30, 2011, our rent expense has decreased significantly due to the recent consolidation of our facilities.  During September 2010, we entered into an early lease termination agreement for one of our then leased facilities, whereas the third-party agreed to a settlement of three months of back monthly lease payments. This agreement immediately resulted in us consolidating our two facilities in Omaha, NE into one facility.  Furthermore, we terminated our month-to-month lease agreement for the remaining facility in Omaha, NE as of August 2011 due to the transfer of the QuickVerse® product line business operations over to WORDsearch. These efforts were put into place in order to reduce our overall operating expenses.

Although there can be no assurance, we anticipate a possible upsurge in research and development in relation to the FormTool® product line.  This product line is in need of an upgrade in order to remain relevant and viable in its market segment given the rapid advancements in competitive products.  Furthermore, we feel that the FormTool® product line can increase its market segment share in the direct and retail channels with such an upgrade. Accordingly, we have formulated a plan to develop a new version of our FormTool® software package, the execution of which will necessarily be dependent upon our having the requisite financial resources, either internally generated and/or externally infused, which cannot be assured.  While we have not begun the development process as of the date of this quarterly report on Form 10-Q, and although there can be no assurance, it is our reasoned hope to release such a new version of FormTool® towards the end of the first quarter of 2012.

Income Taxes

For the nine months ended September 30, 2011 and 2010, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

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

Our decision during the first half of this year to sell the QuickVerse® product line as well as the divestiture of our Membership Plus® product line in October 2007 was driven by a combination of our need to raise cash and a strategic determination to begin a long-term shift in our product lines away from those within the faith-based vertical market and more towards those that extend across the business-to-business and consumer segments more generally.  With a portion of the net proceeds we realized from the sale of our Membership Plus® product line, we purchased FormTool® in February 2008 which was our first product line acquisition outside of the faith-based market.

Though it had been our reasoned hope and expectation to re-deploy into new business opportunities all or most of the net proceeds realized from the sale of the QuickVerse® product line, as it has turned out, interim and developing cash requirements associated with the mere exploration and pursuit of prospective new business opportunities have (i) been substantially higher than we had anticipated, (ii) become substantial on an aggregate, standalone basis and meaningfully depleted such net proceeds, (iii) increasingly imposed a significant strain on both our general liquidity, and (iv) led to a dramatic reduction in our cash currently available for both the exploration and pursuit of prospective new business opportunities and any capital investment therein.

Working Capital	September 30, 2011	December 31, 2010
Current assets	$437,828	$224,349
Current liabilities	$693,554	$1,805,504
Retained deficit	$8,223,961	$9,193,959

While liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and while there can be no continuing assurance, the situation suggested by our consistently and significantly negative ratio of current assets to current liabilities has historically been manageable.

Cash Flows for Nine Months Ending September 30	2011	2010	Change	%
Cash flows (used) by operating activities	$(682,896)	$(54,404)	$(628,492)	1155%
Cash flows provided (used) by investing activities	$982,170	$(124,055)	$1,106,225	892%
Cash flows (used) provided by financing activities	$(15,572)	$49,514	$(65,086)	131%

Net cash used by operating activities increased for the nine months ended September 30, 2011 due mostly to the simple fact that we had more cash going out in the form of payments to content providers, vendors and employees than we had cash coming in from customers.  In large part, this was attributable to the efforts of our management following relinquishment to WORDsearch of control and responsibility of the business operations related to the QuickVerse® product line towards achieving a sharp reduction in our existing liabilities by initiating compromise-and-settlement negotiations with our existing creditors.

The increase in net cash provided by investing activities for the nine months ended September 30, 2011 was largely due to the sale of the QuickVerse® product line to WORDsearch. Furthermore, there was a lack of investing activities related to capitalized software and website development costs due to the decision to sell the QuickVerse® product line.

Cash provided by financing activities for the nine months ended September 30, 2010 resulted partly from our board of directors contributing their service fees to contributed capital in exchange for common stock at a lesser value than their originally accrued fees; offsetting that, however, was the continuation of payments made on long-term notes payable. During the nine months ended September 30, 2011, we experienced similar transactions in regards to contributed capital and payments made on long-term notes payable; however, the contributed capital was at a lower implied pre-money valuation than those taking place during the nine month period ended September 30, 2010.

Financing

Although no attempt has been made for several years now, we have been unable to secure bank financing due to our internal financial ratios and negative working capital position, and we do not expect that we will be successful in securing any such financing if we were to recommence efforts to do so unless and until our ratios in this regard improve. In the future, two possible sources of financing remain that would include the financing of our open accounts receivable and equity financing. However, there are currently no definitive prospects identified for any such financing.

Contractual Liabilities

As of November 18, 2011, we had no contractual liabilities.

Discontinued Operations

For the approximately twenty-four (24) months immediately preceding May, 2011, and for reasons having to do with strategic redirection and a developing need for liquidity, we had been exploring with increasing intensity the possibility of divesting ourselves of the QuickVerse® product line.  In December 2009, we began preliminary discussions with WORDsearch Corp., L.L.C. a Delaware limited liability company that owns, publishes and sells products in the same vertical category as the QuickVerse® product line regarding a potential sale to WORDsearch of the QuickVerse® product line.

After conducting certain negotiations with WORDsearch, completing our due diligence as to relevant business, economic, and legal matters relating to a potential sale of the QuickVerse® product line to WORDsearch, and coming to basic terms in relation to a form of agreement reflecting the contemplated transaction with WORDsearch, we determined WORDsearch to be a suitable and desirable company to which the QuickVerse® product line could be sold, and determined that a sale of the QuickVerse® product line to WORDsearch would be in our and our stockholders’ best interests.

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse® product line to WORDsearch.  On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which is transitional in nature and expected to be ongoing through approximately the end of November, 2011, commenced.  As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. As of the date of this quarterly report on Form 10-Q, certain closing matters remain open and subject to completion and, as a consequence, in accordance with the terms of the Software Product Line Purchase Agreement, the transaction remains uncompleted.  As a result, and although this disposition had yet to be fully consummated as of June 30, 2011, we had classified this asset as discontinued operations for each of the first, second and third quarters of 2011.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q September 30, 2011, and has determined that such disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2011, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended September 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2011.

ITEM 4. (REMOVED AND RESERVED).

There were no reportable events under this Item 4 during the quarterly period ended September 30, 2011.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2011, there were no reportable events under this Item 5.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2011.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated November 18, 2011. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 18, 2011. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: November 18, 2011	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)