Form 10-K
period 2011-12-31
FINDEX COM INC
filed 2012-04-16
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [_] No [X]

As of April 16, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $191,000.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At April 16, 2012, the registrant had outstanding 77,993,935 shares of common stock, of which there is only a single class.

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

ITEM 1. BUSINESS.

OVERVIEW

Since 1999, our business has been developing, publishing, marketing, distributing and direct-selling off-the-shelf consumer and organizational software products for the Windows platform.  Following divestitures of two software titles which had consistently accounted for the overwhelming majority of our revenues while owned by us, including our Membership Plus® product line, which we sold in late 2007, and our flagship QuickVerse® product line, which we sold during 2011, and title acquisitions during the same period that, in the aggregate, have been relatively insignificant in offsetting the loss of revenues associated with those divestitures, our continuing operations, while not nominal, are currently very limited and insubstantial in terms of revenue, both relative to what they had been prior thereto and by any appropriate standalone measure.  Specifically, our current operations consist exclusively of those relating to FormTool.com and its related line of products which we acquired in February 2008, as well as two language tutorial products, which were retained after the sale of the QuickVerse® product line.

Beyond our current software business, a current principal focus of ours surrounds, and has increasingly surrounded during the period since we began for some time, the identification and evaluation of what we perceive as our best broader-range strategic options for realizing the most favorable economic outcome for our shareholders, and ultimately the selection and pursuit of one or more of those options.  With very different though similarly difficult-to-meaningfully-forecast capital allocation considerations, the options under consideration in this regard have been included the pursuit of a business combination transaction involving a potential merger or acquisition aimed at revenue re-development and long-term growth, on the one hand, and liquidation and/or winding-down, aimed in the very different direction of business cessation, on the other.  Unless and until we determine to liquidate and/or wind down, we will continue to be largely focused on acquiring or merging with another operating company.

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

BUSINESS AND CONSUMER SOFTWARE

FormTool

We acquired FormTool.com and the FormTool® line of products in February 2008.  The product line offers quality, professionally designed forms for business, accounting, construction, sales, real estate, human resources and personal organization needs.

Since acquiring FormTool®, we have re-launched the FormTool.com website as an online marketplace for purchasing the FormTool® product line, as well as a “one-stop” shop for finding, purchasing and downloading customizable forms for a wide range of business and consumer needs.  In addition, we released an upgrade of the FormTool® product line, FormTool® 7.0.  FormTool.com now offers the FormTool® product line in three downloadable editions that range in retail price from $29.99 to $199.99 as well as downloadable forms on an individual basis or in bulk groups that range in retail price from $3.95 to $29.95.

For the fiscal year ended December 31, 2011, approximately 7% or our revenues were derived from sales of these products, although that percentage would have been 59% if arrived at on the basis of financial statements excluding our discontinued operations.

Our Tutorial Titles

Since 1999, when we acquired the rights to produce and market them as part of a much larger acquisition, we have been selling two language-learning software titles, Greek Tutor™ and Hebrew Tutor™.  These titles currently retail for $49.95 to $69.95.

For the fiscal year ended December 31, 2011, approximately 3% or our revenues were derived from sales of these products, although that percentage would have been 27% if arrived at on the basis of financial statements excluding our discontinued operations.

MARKETING AND ADVERTISING

We market our software through a combination of the following:

▪	our Website (www.formtool.com) and the Internet sites of others;
▪	print advertising;
▪	opt-in e-mail campaigns;
▪	fax campaigns;
▪	affiliate merchants; and
▪	product sampling through trial and limited content software versions.

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

Direct Marketing / Online Sales

Direct sales for our continued operations accounted for approximately 49% of our 2011 fiscal year revenue and approximately 30% of our 2010 fiscal year revenue. Over the past nine years, we have devoted significant and increasing resources to the development of our direct-marketing program. Through this program, we market our products directly to consumers through a combination of opt-in e-mailings and direct-mailings of our product title catalogs and brochures. An important aspect of this initiative is our online sales. We maintain a full-service online store with many of the kinds of features and capabilities that online shoppers have come to expect from cutting-edge Internet retailers. Furthermore, we have made technological advancements to our Website in order to provide more downloadable products and/or content.  We are currently marketing our products online through multiple sources including our own www.formtool.com Internet Website, other Internet Websites such as www.amazon.com, as well as several widely used search engines such as Google® and Yahoo®.

Retail Sales

Retail sales for our continued operations accounted for approximately 51% of our 2011 fiscal year revenue and approximately 70% of our 2010 fiscal year revenue. Our domestic retail sales involve retail stores across the United States through which our products are sold. These stores include Office Max™, Office Depot™ and Staples™. We have also partnered with Encore Software, Inc., a subsidiary of Navarre Corporation who is a large publisher and distributor of physical and digital home entertainment and multimedia products, including PC software, DVD video, video games and accessories, to distribute our products.

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

MANUFACTURING AND FULFILLMENT

We prepare a set of master program copies, documentation and packaging materials for each software title and version which is available.   A small number of our software products are manufactured through third-party subcontractors while a majority is produced in-house.  Orders for master program copies and documentation for our PC based titles and title versions generally take seven to ten days, and reorders take three to five days. Orders for packaging materials for similar titles and title versions generally take fourteen to twenty-one days, and reorders take seven to fourteen days.  To date, we have not experienced any material returns due to product defects.

We currently fulfill all of our direct-to-consumer sales and all of our retail sales out of our corporate office located in Elkhorn, Nebraska.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

For our continued operations during the year ended December 31, 2011, we had one customer, Encore Software, Inc., that individually accounted for 10% or more of our annual sales.  Comparatively for the year ended December 31, 2010, we had two customers, Office Works Software and Christian Book Distributors, which individually accounted for 10% or more of our annual sales. In the future we expect that no more than two individual customers will exceed 10% of our annual sales.

Also for our continued operations for the fiscal years ended December 31, 2011 and 2010, significant product and material purchases were as follows:

	% to Total Product
	2011	2010
Mail Marketing, Inc. (perforated paper/flash cards)	72%	23%
AlphaGraphics (perforated paper/flash cards)	13%	7%
VSA, Inc. (cd’s & ink cartridges)	11%	3%
Midlands Packaging Corporation (retail boxes)	0%	24%
TurnKey Solutions (cd’s)	0%	20%
IsoDisc (cd’s)	0%	14%

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

COMPETITION

The market for our products is rapidly evolving and intensely competitive as new software products and platforms are regularly introduced. Competition in the software industry is based primarily upon:

▪	brand name recognition;
▪	availability of financial resources;
▪	the quality of titles;
▪	reviews received for a title from independent reviewers who publish reviews in magazines, Websites, newspapers and other industry publications;
▪	publisher’s access to retail shelf space;
▪	the price of each title; and
▪	the number of titles then available.

In relation to our FormTool® products, we currently compete with the following companies and comparable products, among many others:

▪	FormDocs, LLC – FormDocs for Windows
▪	Nuance Communications, Inc. – OmniPage 18

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

In relation to our tutorial products, we face competition from secular original language software learning publishers such as Berlitz and Rosetta Stone.  However, our products focus on teaching the Greek and Hebrew languages as they appeared in the Bible rather than the strictly secular approach taken by our competitors.

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

We entered into a license agreement in June 1999 with Parsons Technology, Inc. which forms the basis of our copyright protection for products that accounted for approximately 27% of our revenues from continued operations in 2011, including those generated from sales of our tutorial products.  A copy of the license that we obtained from Parsons Technology, which has since been assigned to Houghton Mifflin Harcourt Publishing Company, the latest licensor-assignee in a succession of assignments by Parsons Technology that have occurred since June 1999, is incorporated by reference into this annual report on Form 10-K for the year ended December 31, 2010 as Exhibit 10.3.  At the time, it was acquired as part of a combination of related transactions involving ourselves, Parsons Technology, then a wholly owned subsidiary of Mattel, Inc.®, and TLC Multimedia Inc., then also a wholly owned subsidiary of Mattel, Inc.® Aside from the license, the transactions involved an asset sale, a product distribution agreement, and a related services agreement.  Taken as a whole, and essentially, we had acquired from TLC Multimedia a software publishing and sales division (known and referred to by many then as the “Parsons Church Group”).  In accordance with its terms, we agreed to pay a one-time non-recurring fee of $5 million to obtain the license, which fee was payable over a subsequent approximate one year period.  The related asset sale involved separate consideration.

The license that we acquired in 1999 provided us with the right, originally for a term of ten years, to publish, use, distribute, sublicense and sell, exclusively worldwide in non-secular channels and non-exclusively (with the continuing right retained by Houghton Mifflin Harcourt Publishing Company, successor to Parsons Technology) on an unrestricted basis in secular channels, a collection of 65 individual top-selling Christian-related software titles owned by Parsons Technology, including QuickVerse®, among others.  The license covered a variety of other add-on content titles (e.g., various Bible translations, study guides and sermon preparation tools), including our tutorial products.  The license also included the right for us to modify the programs (including the source code) in order to prepare derivative works and future versions of the programs, and stated that we would exclusively own all rights associated with any such modifications.

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

While some of our copyrighted software programs are registered with the U.S. Copyright Office, others remain unregistered, including all of the works included in the enhancements that we have made to titles from which we originally derived our rights under the 1999 license.  In the U.S., works afforded the benefit of copyright protection can either be registered with the U.S. Copyright Office or remain unregistered, and, although registration offers certain advantages to the holder in being able to assert its rights (including a rebuttable presumption of ownership and entitlement to statutory damages and attorney’s fees), the fact remains that an original work in the U.S. becomes protected by the copyright laws from the moment it is “fixed in a tangible medium,” which, as it relates to software, has long been interpreted to mean when it is stored on a hard drive or removable disk.

Trademarks

As part of the 1999 license, we acquired the unlimited right to use the registered trademarks associated with the various titles licensed thereunder exclusively worldwide in non-secular channels and non-exclusively in secular channels.

Following our acquisition of FormTool®, we filed a trademark application for the FormTool® name with the United States Patent and Trademark Office.  On September 30, 2008, this trademark was approved and registered in the name of the Company.

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

EMPLOYEES

As of April 16, 2012, we had two full-time employees.  Of those two, one was part of the senior-level executive team, and one was part of the financial management and administration team.  For the fiscal year ended December 31, 2011, our annual employee costs (including gross wages, related payroll taxes and benefits) totaled approximately $520,000, equivalent to 70% of gross revenues. In addition, we have engaged the services of a consulting firm who is working part-time for us in the area of business development.

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

PURSUIT OF POTENTIAL BUSINESS COMBINATION

Beyond our current software business, we are largely focused on the strategic goal of identifying a target company with which to combine, either through acquisition or merger.  Though we are seeking out opportunities in our core competency of software production and sales and would prefer to find one in this area, in pursuing this objective, we have not been, and are not currently, restricting our potential candidate target companies to any specific business or industry, including software, or any particular geographic region or location.  The opportunities we have considered to date in this regard have included target companies interested in us for different reasons, but more than anything else, and increasingly, the interest of these companies in us has principally been a function of our status as an SEC reporting company whose common shares are publicly traded.

To date, the analysis of new business opportunities has been undertaken by or under the supervision of Steven Malone, our President, Chief Executive Officer, Chief Financial Officer and Secretary, together with members of our board of directors.  Until such time as we enter into a definitive agreement for any such contemplated business combination, for which there can be no assurance, we have unrestricted flexibility in seeking, analyzing and pursuing potential business opportunities, subject to our obtaining the approval of our shareholders as may be necessary to authorize a particular transaction.  In our efforts to analyze potential business combination targets, we have considered and expect to continue to consider the following kinds of factors, among others:

▪	potential for growth, indicated by new technology, anticipated market expansion or new products;
▪	competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
▪	strength and diversity of management, either in place or available for recruitment;
▪
capital intensity and requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

▪	the cost of participation by us as compared to the perceived tangible and intangible values and potentials;
▪	the likelihood that a business combination transaction could be consummated if pursued and the anticipated timeframe within which that might reasonably occur; and
▪	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which is controlling, our management has and will continue to attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.  We are being presented with potentially available business opportunities in a variety of industries and at varying stages of development, which makes the task of comparative investigation and analysis between and among them complex and challenging.  Due to our limited financial and human resources available for investigation and pursuit of these opportunities, and despite the conducting of our due diligence to the best of our reasonable ability, we may not discover or adequately evaluate adverse facts about a target company with which we pursue a business combination.

Form of Business Combination

The manner in which we may participate in any given business combination opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the management of the target company and/or other promoters of the opportunity, and the negotiating strength we have relative to the other party or parties involved.

To the extent that we are able to identify and secure a targeted business combination transaction, it is likely that we will participate through the issuance of our common stock or other securities.  Although the terms of any such transaction cannot be predicted, it should be noted that, in certain circumstances, one of the primary factors for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) is whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity.  If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, which is likely but by no means assured, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares.  Depending upon the relative negotiating strength of the parties, prior stockholders may, in fact, retain substantially less than 20% of the total issued and outstanding shares of the surviving entity.  This could result in substantial dilution to the equity of those who were our stockholders prior to any such transaction.

Given the likelihood that any business combination ultimately consummated by us would be one in which our net value will be low relative to the net value of the target company with which we combine due to our present financial state, it is unlikely that our stockholders will have control of a majority of our voting shares following any such transaction.  As part of such a transaction, it is possible that all or a majority of our directors will resign and new directors be appointed without any vote by our stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by our stockholders.  In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of our outstanding shares.  The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders.  As is commonly the case in relation to similar corporate transactions, our management is likely to seek to structure any such transaction so as not to require stockholder approval, an objective often accomplished through the establishment and use of a special-purpose acquisition subsidiary.

It is anticipated that, going forward, as has already been true to date, the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, auditors, attorneys and others.  If a decision is made after expenses have already been incurred in pursuing a given business combination transaction to thereafter abandon such pursuit for any reason (as has already occurred), or a counter-party in any such contemplated transaction communicates its own decision to do the same (as has also already occurred), and whether such expenses have by then become substantial in the aggregate or not, those expenses then previously incurred would not be recoverable, and the fact that a definitive or other agreement shall have been reached in connection with the contemplated transaction would not necessarily change that result.

We presently have only one full-time employee other than Steven Malone, our full-time President, Chief Executive Officer, Chief Financial Officer and Secretary.  Mr. Malone is our sole employee devoting time to our pursuit of a business combination transaction.  We do not expect any change in the number of our employees that would add materially to our operating expenses unless and until we consummate a business combination.

ITEM 1A. RISK FACTORS.

Several of the matters discussed in this annual report on Form 10-K for the fiscal year ended December 31, 2011 contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this annual report, readers should carefully consider the following cautionary statements and risk factors.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

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

Our audited financial statements for the period ending December 31, 2011, including the footnotes thereto, call into question our ability to continue as a going concern. This conclusion was drawn from the fact that, as of the date of those financial statements, we had a negative current ratio and total liabilities in excess of total assets. Those factors, as well as questions surrounding our ability to secure additional financing for continued operations, have resulted in uncertainty regarding our ability to continue as a going concern. See Note 2 in the Notes to the Consolidated Financial Statements for the year ended December 31, 2011.

We owe an aggregate amount of $120,824 to various third parties which, under state escheat laws, could subject us to substantial additional liabilities for penalties and interest.

We are carrying certain liabilities on our balance sheet in the aggregate amount of $43,318 for trade payables and royalties payable in connection with services and content licenses associated with certain of our titles extending back up to twelve years but in relation to which we have been unable to locate the parties to whom we owe such trade payables and royalties and no effort to collect such obligations by such parties or any successors-in-interest have been made.  We are additionally carrying certain liabilities on our balance sheet in the aggregate amount of $77,506 for amounts payable to customers for product return refunds extending back up to eleven years many of whom we expect, without actually knowing at this point one way or the other, to similarly be unable to locate and in connection with which no effort to date to collect such obligations has been made.  Under the escheat laws of the various states in which these creditors were last known to have an address based on our records, we are or may be required to pay to such states the aggregate amounts owed for these obligations – in both categories – even though we cannot locate the actual parties to whom they are owed.  Moreover, we are likely to be additionally liable for substantial penalties, both individually and in the aggregate, for not having previously reported such obligations and paid such amounts to such various states, which reporting obligations and associated penalties for non-compliance vary significantly among states, as well as interest for amounts deemed past due.   It is likely that these additional liabilities, neither the individual nor collective extent of which are known at this time, will be material in the aggregate and have a material adverse effect on our financial condition and our results of operations, including our liquidity.

Our accumulated deficit makes it harder for us to borrow funds.

As of December 31, 2011, and as a result of historical losses in prior years, our accumulated deficit was $8,265,331. The fact that we maintain an accumulated deficit, as well as the extent of our accumulated deficit relative to recent earnings, negatively affects our ability to borrow funds because lenders generally view an accumulated deficit as a negative factor in evaluating creditworthiness.  Any inability on our part to borrow funds if and when required, or any reduction in the favorability of the terms upon which we are able to borrow funds if and when required, including amount, applicable interest rate and collateralization, would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

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

We face competition from other software publishers, all of which generally sell through the same combination of channels that we do.  In relation to our form creation, these channels also include retail chain stores, direct and online sale and our competitors include FormDocs, LLC and Nuance Communications, Inc. In relation to our language tutorial titles, our competitors include secular language learning software such as Berlitz and Rosetta Stone.

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

If our products infringe any proprietary rights of others, a lawsuit may be brought against us that could require us to pay substantial legal expenses and judgments and redesign or discontinue selling one or more of our products.

We are not aware that any of our products infringe upon any valid and clearly enforceable existing proprietary rights of third parties. Any infringement claims, however, whether or not meritorious, could result in costly litigation or require us to enter into royalty or licensing agreements. If we are found to have infringed the proprietary rights of others, we could be required to pay damages, redesign the products or discontinue their sale. Any of these outcomes, individually or collectively, could have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

RISKS ASSOCIATED WITH OUR PURSUIT OF A BUSINESS COMBINATION

Our future success is highly dependent on our ability to locate and attract a suitable business combination, but we may not be able to.

Our software business is currently very small, and our interest in pursuing a business combination is to achieve a certain scale in terms of revenue and/or revenue potential which we are unlikely to be able to achieve in the near-term through organic growth.  We do not currently have in place, however, any arrangement, agreement or understanding with respect to acquiring or engaging in a merger with any other company.  Moreover, no assurances can be given that we will be able to identify a suitable company with which to combine or that we will be able to negotiate and/or consummate a business combination, either at all or upon favorable terms.  Our inability to do that within a reasonable period would likely mean that we will not achieve the substantial increase in revenues and/or revenue potential that we are aiming to achieve in the near-term through such a transaction, and this, in turn, is likely to be reflected in the market price of our common stock.

We may combine with a company in a business other than software, which you may not understand or in which you may not want to be invested.

Although it is our preference to remain in the software business, we believe that limiting our options to only those within the software business would significantly decrease our likelihood of identifying and consummating a business combination, which we see as a more important objective all things considered.  We are therefore exploring and considering options for a business combination in a variety of industries and businesses, and decisions as to which business opportunities we will pursue will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.  Should any business combination we ultimately consummate turn out to be in something other than the software business, it may be in an industry or business you do not understand or in which you would prefer not to be invested.

We may combine with a business that lacks the financial strength to meaningfully improve our own.

Our success following any business combination will largely depend on the operations, financial condition and management of the company with which we combine.  While we are seeking opportunities to combine with entities that have established operating histories and characteristics that would strengthen us financially, there can be no assurance that we will be able to secure a deal with such an entity and any inability on our part to do so may mean that we combine with a business that lacks the financial strength to meaningfully improve our own, a fact likely to be reflected in the market price of our common stock.

There is intense competition for those companies suitable for a merger transaction of the type we are pursuing.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.  We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of small private and public entities.  A large number of established and well-financed entities, including other public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.  Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do.  Consequently, we will be at a competitive disadvantage in being able to identify attractive business opportunities and successfully complete a business combination.  These competitive factors may reduce the likelihood of our ultimately being able to successfully identify and consummate a business combination.

Our management devotes only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, and because of other responsibilities, our management devotes only a limited number of hours per week to this objective.  Moreover, only our President and Chief Executive Officer, Steven Malone, is currently devoting any time regularly to this objective.  This limited investment of time and lack of other resources devoted to the cause may adversely impact our ability to identify and consummate a business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies without previously prepared and/or audited financial statements may delay or preclude acquisition.  Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the company involved.  The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an otherwise potentially suitable acquisition.  Otherwise suitable acquisition prospects that do not have or are unable to obtain within a certain timeframe the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act remain applicable.

We intend to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 120,000,000 shares of common stock and a maximum of 5,000,000 shares of preferred stock.  Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders.  Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders.  Our board of directors currently has the power to issue any or all of such authorized but unissued shares without stockholder approval.  To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination, or otherwise, dilution to the interests of our then existing stockholders will occur and the rights of the holders of common stock may be materially and adversely affected.

Our stockholders may have a minority interest in us following a business combination.

If we enter into a business combination with a company with a value determined to be in excess of our own value, and issue shares of our common stock to the stockholders of such company as consideration for merging with us, our stockholders would likely own less than 50% of our stock after the business combination.  The stockholders of the acquired company would therefore be able to control the election of our board of directors and effectively control us.

Because we may complete a business combination through a so-called “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

Since any business combination we consummate may be one involving a target privately-held business combining with us based on its interest in becoming publicly reporting and trading, and be effectuated through a so-called “reverse merger,” securities analysts of major brokerage firms are unlikely to provide securities analyst coverage of us because there will be no incentive for them to recommend the purchase of our common stock.  For this reason, no assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-combination company in the future.

We may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management does not believe that we are subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”) since we are not engaged in the business of investing or trading in securities.  If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act.  If this were to occur, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.  To date, we have obtained no formal determination from the SEC as to our status under the Investment Company Act and could, therefore, be determined at some later date to be an unregistered investment company, which could subject us to significantly heightened regulatory requirements that would likely, in the aggregate, have material adverse consequences on our business.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States.  These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders, and cultural and language differences.  Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency, and balance of payments positions, and in other respects.

We may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure a business combination to which we become a party in such a way as to result in tax-free treatment for the parties involved, which could deter third parties from entering into certain business combinations with us or result in us or our shareholders being taxed on consideration received in such a transaction.  Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions.  Although we intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity, there can be no assurance that any such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

RISKS ASSOCIATED WITH OUR STATUS AS A PUBLIC REPORTING AND PUBLICLY-TRADING COMPANY

There can be no assurance that we will not be deemed a “shell company” for purposes of Rule 144, and if we are, it will render resales of our common stock ineligible for exemption under Rule 144 for an indefinite period.

Rule 144 under the Securities Act, which is commonly relied upon for resales of restricted securities, is unavailable to the holders of securities of companies coming within the definition of a “shell company” until it is no longer a shell company and certain conditions are satisfied.  For purposes of Rule 144, a “shell company” is defined as any registrant that, among other things, has “no or nominal operations.”  Although our operations relative to what we had up until our divestiture of QuickVerse® during 2011 may seem nominal, we do not believe that, given the tests to be applied in making a determination on this issue for purposes of this analysis, our operations are nominal.  Specifically, and although there can be no assurance as to whether the SEC does or will share our view on this issue, we believe that our continued pursuit of our business and consumer software operations, when coupled with our continuing interest in developing that business for the foreseeable future, make any determination to the contrary incorrect.  We believe further that the fact that, among other things, we are actively seeking a major business combination which may or may not involve another operating company in the software business has no bearing on the issue because of our continuing operations and our preference that any such company is within the software business, though, here too, no assurance can be provided that, if challenged, the SEC will agree with our position in this regard, either immediately or eventually.  If we are deemed to be a shell company, among other implications, holders of our securities that are restricted will be unable to rely on Rule 144 to resell them, at least until we are no longer deemed a shell company, certain other conditions are met, and a year passes thereafter.  For the holders of any such securities, and as a practical matter, this means they are unlikely to be able to sell them for an indefinite period.

There can be no assurance that we will not be deemed a “shell company” for purposes of Rule 144, and if we are, it will subject us to issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

If we are deemed a “shell company” as discussed above, holders of restricted shares of our common stock, including potentially those receiving them as part of a business combination, will be unable to rely on Rule 144 to resell them, and we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares.  We cannot, however, control this future registration process in all respects as some matters are outside our control.  Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement.  Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

In addition, the SEC has announced in recent years that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in so-called private investment in public equity (“PIPE”) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a registration statement on Form S-3 to register its securities if the issuer’s securities are listed on the Over-the-Counter Bulletin Board or on the Pink Sheets.  The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or “primary” public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.

It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances.  SEC staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration, or such time as substantially all securities registered in the first registration are sold, before filing a subsequent registration on behalf of the same investors.  Since, following a merger or business combination, we may have few or no tradable shares of common stock outstanding, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale, though SEC staff members have at times indicated a willingness to consider a higher percentage in connection with registrations following mergers with shell companies such as would be the case with the Company.  The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement.  The result of the foregoing is that a stockholder’s liquidity in our common stock may be adversely affected in the event the SEC requires a cutback of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK

Unless an active trading market develops for our common stock, you may not be able to sell your shares.

We are a reporting company and our common stock is listed on the OTC Bulletin Board (owned and operated by the Nasdaq), however, there is no active trading market for our common stock.  There can be no assurance that an active trading market will ever develop for our common stock or, if it does develop, that it will be maintained.  Failure to develop or maintain an active trading market will have a generally negative effect on the price of our common stock, and you may be unable to sell your shares or any attempted sale of such shares may have the effect of lowering the market price, and therefore your investment could be a complete or partial loss.

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

We cannot assure you that our common stock will ever be listed on one of the national securities exchanges.

To the extent that we consummate a substantial business combination, we may seek the listing of our common stock on NASDAQ (Global or Capital Markets) or another stock exchange, either immediately or after some period of time.  There can be no assurance, however, that we will be able to meet the initial listing standards of either of those or any other stock exchange at such time, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange.  After completing a business combination, until our common stock is listed on one of the national stock exchanges, for which there can be no assurance, we expect that our common stock would continue to trade on the OTC Bulletin Board.

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

The volatility of our common stock is illustrated by reference to the fact that, during fiscal year 2011, our trading price fluctuated from a low of $0.002 to a high of $0.025 per share.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

There were no reportable events under this Item 1B during the fiscal year ended December 31, 2011.

ITEM 2. PROPERTIES.

Our principal executive offices are located in Elkhorn, Nebraska. At April 16, 2012, our two full-time employees work from this location.  We do not pay for any space associated with these operations.  Furthermore, we rent a storage unit located in Elkhorn, Nebraska.  We rent this 220 square foot facility under a month-to month rental agreement with Dino’s Storage. Our monthly rent is $135.  There are no associated taxes, insurance, or utility expenses associated with the storage facility.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2011, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 4. MINE SAFETY DISCLOSURES.

There were no reportable events under this Item 4 during the fiscal year ended December 31, 2011.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is traded on the OTC Bulletin Board, a service provided by the Nasdaq, under the symbol “FIND”.

The following table sets forth for the periods indicated the high and low bid prices for our common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board, and as obtained from NASDAQ.com.  The prices are inter-dealer prices, do not include retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Common Stock
2010	High	Low
First Quarter	$0.015	$0.005
Second Quarter	$0.008	$0.002
Third Quarter	$0.008	$0.002
Fourth Quarter	$0.010	$0.001

2011	High	Low
First Quarter	$0.020	$0.002
Second Quarter	$0.007	$0.003
Third Quarter	$0.025	$0.003
Fourth Quarter	$0.005	$0.003

STOCKHOLDERS

As of April 16, 2012, there were approximately 620 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no previously unreported sales of unregistered securities during the fourth quarter of the fiscal year ended December 31, 2011.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of equity securities by the Company itself, or any affiliated purchaser during the fourth quarter of the fiscal year ended December 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read together with our consolidated financial statements for the period ended December 31, 2011 and the Notes to the Consolidated Financial Statements.

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

Discontinued Operations

Discontinued operations are defined as a component that has been disposed of or is classified as held for sale. If in management’s review of a component determine that such component has been disposed of or is classified as held for sale the results of such component should be classified as discontinued operations provided (1) its operations and cash flows have been (or will be) eliminated from the Company's ongoing operations, and (2) the Company will have no significant continuing involvement in the component after its disposition.

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

Revenue Recognition

We derive revenues from the sale of packaged software products, product support and multiple element arrangements that may include any combination of these items.  We recognize software revenue for software products and related services in accordance with ASC 985-605, Software Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists (generally a purchase order), we have delivered the product, the fee is fixed or determinable and collectability is probable.

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

With respect to our discontinued product lines, product returns from distributors and Christian bookstores have been allowed primarily in exchange for new products or for credit towards purchases as part of a stock-balancing program.  These returns have been subject to certain limitations provided for in the contract between us and the corresponding distributor/retailer. Returns from sales made directly to consumers are accepted within 30 days of purchase and involve a cash refund.  Product returns, price protections or price concessions that exceed our reserves could materially adversely affect our business and operating results and could increase the magnitude of quarterly fluctuations in our operating and financial results.

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

DESCRIPTION OF BUSINESS

Since 1999, our business has been developing, publishing, marketing, distributing and direct-selling off-the-shelf consumer and organizational software products for the Windows platform.  Following divestitures of two software titles which had consistently accounted for the overwhelming majority of our revenues while owned by us, including our Membership Plus® product line, which we sold in late 2007, and our flagship QuickVerse® product line, which we sold during 2011, and title acquisitions during the same period that, in the aggregate, have been relatively insignificant in offsetting the loss of revenues associated with those divestitures, our continuing operations, while not nominal, are currently very limited and insubstantial in terms of revenue, both relative to what they had been prior thereto and by any appropriate standalone measure.  Specifically, our current operations consist exclusively of those relating to FormTool.com and its related line of products which we acquired in February 2008, as well as two language tutorial products, which were retained after the sale of the QuickVerse® product line.

Beyond our current software business, a current principal focus of ours surrounds, and has increasingly surrounded during the period since we began for some time, the identification and evaluation of what we perceive as our best broader-range strategic options for realizing the most favorable economic outcome for our shareholders, and ultimately the selection and pursuit of one or more of those options.  With very different though similarly difficult-to-meaningfully-forecast capital allocation considerations, the options under consideration in this regard have been included the pursuit of a business combination transaction involving a potential merger or acquisition aimed at revenue re-development and long-term growth, on the one hand, and liquidation and/or winding-down, aimed in the very different direction of business cessation, on the other.  Unless and until we determine to liquidate and/or wind down, we will continue to be largely focused on acquiring or merging with another operating company.

MANAGEMENT OVERVIEW

During the year ended December 31, 2011, there were no new developments for the FormTool® product line in regards to the software program itself or the FormTool.com website.  While we have initiated a plan to revamp our FormTool.com website, the plan has not been executed nor the website updated due to a lack of available financial and human resources.  Although there can be no assurance that we will be able to do so given the financial and human resource requirements, it is a current internal objective of ours to launch such an update to the FormTool.com website by the end of the fourth quarter of 2012. We have also formulated a plan to develop a new version of our FormTool® software package, the execution of which will necessarily be dependent upon our having the requisite financial resources, either internally generated and/or externally infused, which cannot be assured.  While we have not begun the development process as of the date of this annual report on Form 10-K, and although there can be no assurance, it is our reasoned hope to release such a new version of FormTool® towards the end of the third quarter of 2012.

During the year ended December 31, 2011, we continued to market and sell our two language tutorial products, Greek Tutor™ and Hebrew Tutor™, to retail stores as well as to end users.  These software programs are in need of an update as they are not compatible with some of the newer platform technologies that currently exist. However, there can be no assurance that we will be able to provide an update to these software programs in the future given the financial and human resource requirements to do so.

A key focus of management during the year ended December 31, 2011 centered around the decision to sell the QuickVerse® product line. After entering into the Software Product Line Purchase Agreement with WORDsearch on May 5, 2011, management began working with WORDsearch management in order to effect the transition of the QuickVerse® product line to WORDsearch. Once control and responsibility of the business operations related to the QuickVerse® product line was relinquished to WORDsearch as of July 1, 2011, management shifted its focus to reducing our ongoing operational expenses, including personnel, rent, sales and marketing, and general overhead. Management additionally devoted a significant percentage of its time working towards achieving a sharp reduction in our existing liabilities by initiating compromise-and-settlement negotiations with our existing creditors. Simultaneously, and moving forward, management is concentrated on the strategic determination to begin a long-term shift in our product lines away from those within the faith-based vertical market and more towards those that extend across the business-to-business and consumer segments more generally.

RESULTS OF CONTINUING OPERATIONS FOR YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

Statements of Continuing Operations for Years Ended December 31	2011	2010	Change
Net revenues	$62,650	$200,155	$(137,505)
Cost of sales	(43,016)	(60,518)	17,502
Gross profit	$19,634	$139,637	$(120,003)
Sales, marketing and general and administrative expenses	(599,611)	(887,858)	288,247
Loss from operations	$(579,977)	$(748,221)	$168,244
Other income (expenses), net	(9,410)	(12,430)	3,020
Gain on debt settlement	34,866	---	34,866
Loss before income taxes	$(554,521)	$(760,651)	$206,130
Income tax (provision)	---	---	---
Net loss from continuing operations	$(554,521)	$(760,651)	$206,130

The differing results of operations are primarily attributable to the following for the year ended December 31, 2011:

▪	a decrease in net revenues attributable to the following:
	▪	a sharp fall-off in demand in the retail channel;
	▪	a lack of a new product release for the FormTool® product line; and
	▪	the current relatively lackluster U.S. domestic market for consumer software generally;
▪	an off-setting decrease in sales, marketing and general and administrative expenses resulting from our continued cost-cutting initiatives;
▪
a large decrease in personnel expenses, which are included in sales, marketing and general and administrative expenses, due to the transfer of the QuickVerse® product line’s business operations over to WORDsearch;

▪	a gain on debt settlement as we negotiated with certain vendors to accept a reduction in trade payables owed to them.

In future periods, and notwithstanding our remaining focus on our FormTool® business and line of language tutorial products, we anticipate a continued reduction to our sales, marketing and general and administrative expenses due to the decision to sell the QuickVerse® product line.

In the past, our software products have been highly seasonal. More than 50% of our annual sales have occurred in the five months of September through January; the five months of April through August have generally been our weakest, generating less than 30% of our annual sales. Although there can be no assurance, our continuing operations may experience the same seasonality as in previous years.

Revenues

The following table presents our revenues for 2011 and 2010 and dollar and percentage changes from the prior year.

					Change
Revenues for Continuing Operations for Years Ended December 31	2011	% to Sales	2010	% to Sales	$	%
Gross revenues	$83,557	100%	$211,845	100%	$(128,288)	61%
Less estimated sales returns and allowances	(20,907)	25%	(11,690)	6%	(9,217)	79%
Net revenues	$62,650	75%	$200,155	94%	$(137,505)	69%

The decrease in gross revenues for the year ended December 31, 2011 was attributable to a sharp fall-off in demand in the retail channel for our FormTool® product line.  The same would be true in regards to the sales returns and allowances as we received a large return of the FormTool® product line as well as issued a price protection on the FormTool® product line to prevent any further product returns during the year ended December 31, 2011. Both the large return and the issued price protection during the year ended December 31, 2011 on the FormTool® product line were associated with FormTool® sales previously made during the year ended December 31, 2010. Furthermore, we experienced a decrease in gross revenues in the Greek and Hebrew Tutor software products due, we believe, to the lack of relatively recent updating of the products and their lack of compatibility with newer platform technologies. Although there can be no assurance, and provided we have available to us the necessary investment capital, either internally generated and/or externally infused, which itself cannot be assured, we do anticipate our revenues in relation to the FormTool® product line to grow, at least at a low, single-digit annual percentage rate in the near- to mid-term based on our planned enhancements to the FormTool.com website, an increase in marketing efforts, and the development of the new version of the product.

Cost of Sales

Cost of sales consists primarily of direct costs, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, fulfilling and shipping our products. Cost of sales decreased approximately $18,000 from approximately $61,000 for the year ended December 31, 2010 to $43,000 for the year ended December 31, 2011. The overall decrease in cost of sales for the year ended December 31, 2011 is mainly attributable to the decrease in direct costs and fulfillment.  Direct costs decreased as a majority of our sales in the FormTool® product line were to end users as a downloadable product during the year ended December 31, 2011 as compared to more retail sales during the year ended December 31, 2010.  Fulfillment costs decreased significantly as we had reduced our fulfillment workforce in the first half of the year due to our decreased unit sales volume and consolidation of our facilities. Furthermore, during the third quarter of 2011, we completely eliminated our fulfillment workforce due to the transfer of the QuickVerse® product line’s business operations over to WORDsearch.  Although there can be no assurance, we would anticipate our cost of sales to increase in the future in relation to anticipated increases in our revenues for the FormTool® product line.  However, as a separate piece of our cost of sales, we believe fulfillment costs will continue to decrease in the future due to an overall reduced workforce.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Continuing Operations for Years Ended December 31	2011	% to Sales	2010	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	$12,958	16%	$22,778	11%	$(9,820)	43%
Sales and marketing wages	---	---%	---	---%	---	---%
Bad debt provision	(20,091)	24%	8,316	4%	(28,407)	342%
Total sales and marketing	$(7,133)	9%	$31,094	15%	$(38,227)	123%
Personnel costs	$251,290	301%	$383,811	181%	$(132,521)	35%
Amortization and depreciation	45,181	54%	70,667	33%	(25,486)	36%
Rent	---	---%	64,116	30%	(64,116)	100%
Legal	119,594	143%	39,523	19%	80,071	203%
Other general and administrative costs	190,679	228%	298,647	141%	(107,968)	36%
Total general and administrative	$606,744	726%	$856,764	404%	$(250,020)	29%
Total sales, marketing, general and administrative	$599,611	718%	$887,858	419%	$(288,247)	32%

In line with the decrease in our gross revenues for the year ended December 31, 2011, total sales, marketing and general and administrative costs also decreased.  Part of the reduction was the result of eliminating a portion of our direct marketing initiatives that were no longer justified in terms of increasing our gross revenues for the year ended December 31, 2011.  In the future, we plan to focus on enhancing our product visibility online by increasing and focusing more on those direct marketing initiatives that have historically proven to lead to the highest increases in revenue at the lowest cost. Due to the sale of the QuickVerse® product line and the transfer of business operations to WORDsearch beginning July 1, 2011, we did not recognize an expense for sales and marketing wages in continuing operations for the years ended December 31, 2011 and 2010.  These expenses were completely associated with the QuickVerse® product line; and therefore, they have been included in income from operations of discontinued component. In the future, we do not anticipate any further expenses related to sales and marketing wages due to the sale of the QuickVerse® product line.  Finally, as the overall character of our receivables have changed significantly due to the sale of the QuickVerse® product line, we have reexamined and recalculated our bad debt provision for the year ended December 31, 2011.

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

We experienced a decrease in depreciation due to the age of our property and equipment as well as the consolidation of our facilities last year as well as this year, which ultimately led to the sale of some of our property and equipment. Currently, amortization expense principally reflects the depreciating book value of the FormTool® assets we acquired in February 2008, which are being written down over periods ranging in each case from less than one year to ten years and which, in the aggregate, total approximately $2,000 per month. Comparatively, the amortization expense associated with the FormTool® assets totaled approximately $3,000 per month for the year ended December 31, 2010; and therefore, we experienced a decrease in amortization expense for the year ended December 31, 2011. Going forward, and unless and until we acquire additional assets, we anticipate amortization and depreciation expense to trend downward relative to our historic averages in recent years.

Due to the sale of the QuickVerse® product line and the transfer of business operations to WORDsearch beginning July 1, 2011, we did not recognize an expense for rent in continuing operations for the year ended December 31, 2011.  The majority of this expense was associated with the QuickVerse® product line; and therefore, it has been included in income from operations of discontinued component. Furthermore, we terminated our month-to-month lease agreement for the remaining facility in Omaha, NE as of August 2011 due to the transfer of the QuickVerse® product line business operations over to WORDsearch. During September 2010, we entered into an early lease termination agreement for one of our then leased facilities, whereas the third-party agreed to a settlement of three months of back monthly lease payments. This agreement immediately resulted in us consolidating our two facilities in Omaha, NE into one facility during the year ended December 31, 2010.  These efforts were put into place in order to reduce our overall operating expenses.

For the year ended December 31, 2011, we experienced a large increase in our legal costs as compared to the year ended December 31, 2010.  The large increase in legal costs was attributable to the combination of the sale of our QuickVerse® product line itself, the relatively dramatic changes to our business and operations which came about as a result of that sale, as well as our pursuit of prospective new business opportunities, including potential business combinations.

Although there can be no assurance, we anticipate a possible upsurge in research and development in relation to the FormTool® product line.  This product line is in need of an upgrade in order to remain relevant and viable in its market segment given the rapid advancements in competitive products.  Furthermore, we feel that the FormTool® product line can increase its market segment share in the direct and retail channels with such an upgrade. Accordingly, we have formulated a plan to develop a new version of our FormTool® software package, the execution of which will necessarily be dependent upon our having the requisite financial resources, either internally generated and/or externally infused, which cannot be assured.  While we have not begun the development process as of the date of this annual report on Form 10-K, and although there can be no assurance, it is our reasoned hope to release such a new version of FormTool® towards the end of the second quarter of 2012.

Provision for Income Taxes

For the years ended December 31, 2011 and 2010, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

As of December 31, 2011, we have net operating loss carryforwards, for federal income tax purposes, of approximately $8,250,000. These carryforwards are the result of income tax losses generated as follows:

Generated	Loss	Expiration
2001	$5,123,000	2021
2002	$235,000	2022
2005	$956,000	2025
2006	$584,000	2026
2008	$694,000	2028
2009	$366,000	2029
2010	$292,000	2030

See Note 6, Income Taxes, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2011 for further information regarding the components of our income tax provision.

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

Working Capital	2011	2010
Current assets	$236,516	$224,349
Current liabilities	$447,944	$1,805,504
Retained deficit	$8,265,331	$9,193,959

While liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and while there can be no continuing assurance, the situation suggested by our consistently and significantly negative ratio of current assets to current liabilities has historically been manageable.

Cash Flows for Years Ended December 31	2011	2010	Change	%
Cash flows (used) provided by operating activities	$(878,317)	$2,432	$(880,749)	36,215%
Cash flows provided (used) by investing activities	$982,171	$(163,283)	$1,145,454	702%
Cash flows provided by financing activities	$35,748	$44,339	$(8,591)	19%

Net cash used by operating activities increased for the year ended December 31, 2011 due mostly to the simple fact that we had more cash going out in the form of payments to content providers, vendors and employees than we had cash coming in from customers.  In large part, this was attributable to the efforts of our management following relinquishment to WORDsearch of control and responsibility of the business operations related to the QuickVerse® product line towards achieving a sharp reduction in our existing liabilities by initiating compromise-and-settlement negotiations with our existing creditors.

The increase in net cash provided by investing activities for the year ended December 31, 2011 was largely due to the sale of the QuickVerse® product line to WORDsearch. Furthermore, there was a lack of investing activities related to capitalized software and website development costs due to the decision to sell the QuickVerse® product line.

Cash provided by financing activities for the years ended December 31, 2011 and 2010 resulted partly from our board of directors contributing their service fees to contributed capital in exchange for common stock at a lesser value than their originally accrued fees.  Offsetting that, however, was the continuation of payments made on long-term notes payable during both years.

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

Contractual Liabilities

In May 2007, we secured an operating lease with a third-party for a warehouse facility in Omaha, Nebraska with terms extending through June 2010. From June 2010 through July 2011, we continued to lease the warehouse facility under a month-to-month lease agreement. In August 2011, the lease agreement was considered to be paid in full and a full release had been granted by the third-party. In accordance with the terms of this leasehold agreement, we were responsible for all associated taxes, insurance and utility expenses.

Since August 2011, we utilize approximately 650 square feet for our corporate offices in Elkhorn, Nebraska. Through arrangements made by our CEO, we currently do not pay rent for these 650 square feet. In addition, we are not responsible for any taxes or insurance expenses associated with this space.

At December 31, 2011, there were no future minimum rental payments required under these lease agreements. See Note 9, Rental and Lease Information, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2011 for more detailed information.

The Potential Impact of Known Facts, Commitments, Events and Uncertainties on Future Operating Results or Future Liquidity Requirements

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2011 for information regarding the potential effects of new accounting pronouncements on our results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of FindEx.com, Inc.

We have audited the accompanying consolidated balance sheets of FindEx.com Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended.  Findex.com Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FindEx.com Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of operations and cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss from continuing operations of $554,521 during the year ended December 31, 2011, and, as of that date, had a working capital deficiency of $211,428 and a retained deficit of $8,265,331. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Brimmer, Burek & Keelan LLP
Tampa, Florida

April 13, 2012

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$161,629	$22,027
Accounts receivable, trade, net	55,368	12,017
Inventories, net	4,629	12,144
Deferred income taxes, net	---	2,400
Other current assets	14,890	18,766
Other current assets from discontinued operations	---	156,995
Total current assets	236,516	224,349
Property and equipment, net	2,295	7,709
Intangible assets, net	91,503	114,347
Other assets	18,781	40,740
Other assets from discontinued operations	---	282,982
Total assets	$349,095	$670,127

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current portion of term debt	$33,188	$61,265
Accrued royalties	37,825	11,346
Accounts payable, trade	131,114	335,050
Accounts payable, related parties	10,561	75,786
Accrued payroll	60,463	110,476
Other current liabilities	21,410	71,595
Other current liabilities from discontinued operations	153,383	1,139,986
Total current liabilities	447,944	1,805,504
Long-term debt, net	---	---
Deferred income taxes, net	---	2,400
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively	---	---
Common stock, $.001 par value
120,000,000 shares authorized,
77,993,935 and 67,349,153 shares issued and outstanding, respectively	77,994	67,349
Paid-in capital	8,088,488	7,988,833
Retained (deficit)	(8,265,331)	(9,193,959)
Total stockholders’ equity (deficit)	(98,849)	(1,137,777)
Total liabilities and stockholders’ equity (deficit)	$349,095	$670,127

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2011	2010

Revenues, net of reserves and allowances	$62,650		$200,155
Cost of sales	43,016		60,518
Gross profit	19,634		139,637
Other operating income and expenses:
Sales and marketing expenses	(7,133)		31,094
General and administrative expenses	606,744		856,764
Total operating expenses	599,611		887,858
Loss from operations	(579,977)		(748,221)
Other income	2,947		6,095
Interest expense	(12,357)		(18,525)
Gain on debt settlement	34,866		---
Loss from continuing operations before income taxes	(554,521)		(760,651)
Income tax (provision)	---		---
Loss from continuing operations	$(554,521)		$(760,651)
Discontinued operations (Note 13):
Income from operations of discontinued component	$179,777		$265,157
Gain on sale of software product line	977,842		---
Impairment expense	(288,587)		---
Gain on debt settlement	614,117		---
Income tax (provision)
Income from discontinued operations, net of taxes	1,483,149		265,157
Net income (loss)	$928,628		$(495,494)

Net earnings (loss) per share - Basic & Diluted:
Net loss per share from continuing operations	$(0.01)		$(0.01)
Net income per share from discontinued operations	$0.02	$	---
Net income (loss) per share	$0.01		$(0.01)

Weighted average shares outstanding:
Weighted average shares used in computing basic and diluted income (loss) per share	69,569,690		62,640,686

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2009	59,572,725	$59,573	$7,897,779	$(8,698,465)	$(741,113)
Common stock issued for services	7,776,428	7,776	91,054	---	98,830
Net loss, December 31, 2010	---	---	---	(495,494)	(495,494)
Balance, December 31, 2010	67,349,153	$67,349	$7,988,833	$(9,193,959)	$(1,137,777)
Common stock issued for services	10,644,782	10,645	99,655	---	110,300
Net income, December 31, 2011	---	---	---	928,628	928,628
Balance, December 31, 2011	77,993,935	$77,994	$8,088,488	$(8,265,331)	$(98,849)

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2011	2010

Cash flows from operating activities:
Cash received from customers	$744,961	$1,750,711
Cash paid to suppliers and employees	(1,617,560)	(1,740,367)
Other operating receipts	421	2,098
Interest paid	(6,531)	(10,234)
Interest received	392	224
Net cash (used) provided by operating activities	(878,317)	2,432
Cash flows from investing activities:
Acquisition of property and equipment	---	(2,543)
Proceeds from sale of property and equipment	2,851	3,773
Proceeds from sale of software product line	975,000	---
Cash paid for tradename	---	(10,000)
Software development costs	---	(160,080)
Website development costs	---	(5,067)
Deposits refunded, net	4,320	10,634
Net cash provided (used) by investing activities	982,171	(163,283)
Cash flows from financing activities:
Payments made on term debt	(42,666)	(38,161)
Contributed Capital	78,414	82,500
Net cash provided by financing activities	35,748	44,339
Net increase (decrease) in cash and cash equivalents	139,602	(116,512)
Cash and cash equivalents, beginning of year	22,027	138,539
Cash and cash equivalents, end of year	$161,629	$22,027

Reconciliation of net income (loss) to cash flows from operating activities:
Net income (loss)	$928,628	$(495,494)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Software development costs amortized	---	238,153
Stock issued for services	31,886	16,331
Bad debts provision	(20,091)	8,316
Depreciation & amortization	45,181	88,228
(Gain) on sale of property and equipment	(2,134)	(3,773)
(Gain) on debt settlement	(648,983)	---
(Gain) on sale of software product line	(977,842)
Loss on impairment expense	288,587
Change in assets and liabilities:
Decrease (increase) in accounts receivable	73,966	(25,044)
Decrease in inventories	60,033	23,884
Decrease in prepaid expenses	24,151	20,633
(Decrease) increase in accrued royalties	(153,684)	135,449
(Decrease) increase in accounts payable	(350,126)	79,342
(Decrease) in other liabilities	(177,889)	(83,593)
Net cash (used) provided by operating activities	$(878,317)	$2,432

See accompanying notes.

Findex.com, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Since 1999, our business has been developing, publishing, marketing, distributing and direct-selling off-the-shelf consumer and organizational software products for the Windows platform.  Following divestitures of two software titles which had consistently accounted for the overwhelming majority of our revenues while owned by us, including our Membership Plus® product line, which we sold in late 2007, and our flagship QuickVerse® product line, which we sold during 2011, and title acquisitions during the same period that, in the aggregate, have been relatively insignificant in offsetting the loss of revenues associated with those divestitures, our continuing operations, while not nominal, are currently very limited and insubstantial in terms of revenue, both relative to what they had been prior thereto and by any appropriate standalone measure.   Specifically, our current operations consist exclusively of those relating to FormTool.com and its related line of products which we acquired in February 2008, as well as two language tutorial products, which were retained after the sale of the QuickVerse® product line.

Beyond our current software business, a current principal focus of ours surrounds, and has increasingly surrounded during the period since we began for some time, the identification and evaluation of what we perceive as our best broader-range strategic options for realizing the most favorable economic outcome for our shareholders, and ultimately the selection and pursuit of one or more of those options.  With very different though similarly difficult-to-meaningfully-forecast capital allocation considerations, the options under consideration in this regard have been included the pursuit of a business combination transaction involving a potential merger or acquisition aimed at revenue re-development and long-term growth, on the one hand, and liquidation and/or winding-down, aimed in the very different direction of business cessation, on the other.  Unless and until we determine to liquidate and/or wind down, we will continue to be largely focused on acquiring or merging with another operating company.

DISCONTINUED OPERATIONS

On May 5, 2011, we entered into a Software Product Line Purchase Agreement with WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from us all of the assets associated with the QuickVerse® product line which centered around our industry-leading Bible-study software program. The specific assets conveyed include, among others, the underlying software source code, registered trade names, and existing product inventories. As a result, we have classified this asset as well as all revenues and expenses directly related to the QuickVerse® product line as discontinued operations for the years ended December 31, 2011 and 2010.  See Note 13.

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

CONCENTRATIONS

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents at well-known, quality financial institutions. We currently maintain our cash balances in one financial institution located in Omaha, Nebraska. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. The maximum loss that would have resulted from that risk totaled $-0- and $-0- at December 31, 2011 and 2010, respectively, for the excess of the deposit liabilities reported by the bank over the amount that would have been covered by federal insurance.

Within our operations as a whole, including those operations now classified as discontinued operations, we sell a majority of our products to consumers through distributors, Christian bookstores, Internet and direct marketing efforts. Although we attempt to prudently manage and control accounts receivable and perform ongoing credit evaluations in the normal course of business, we generally require no collateral on our product sales. During 2011, we incurred sales transactions with approximately 7,500 consumers and 150 retail bookstores and distributors.  Our top five retail customers in aggregate accounted for 21% and 27% of gross sales for the years ended December 31, 2011 and 2010, respectively, as indicated below:

Sales to Top 5 Retail Customers – Percent to Total Sales
	Customers
	A	B – E Combined	Total
2011	9%	12%	21%
2010	15%	12%	27%

Accounts receivable relating to customer A was $-0- and $8,408 at December 31, 2011 and 2010, respectively.

During the years ended December 31, 2011 and 2010, we derived our total revenue from the following sales breakdown:

	2011	2010
QuickVerse®	86%	86%
FormTool®	7%	8%
Other software titles	7%	6%
Total	100%	100%

During the years ended December 31, 2011 and 2010, three vendors provided purchases individually of 10% or more of the total product and material purchases for our operations as a whole, including those operations now classified as discontinued operations, as follows:

Major Vendors – Percent to Total Product and Material Purchases
	Vendors
	A	B	C	Total
2011	54%	14%	11%	79%
2010	47%	10%	8%	65%

Major Vendors – Accounts Payable Balances in Dollars
	Vendors
		A		B		C	Total
2011	$	---	$	---	$	---	$	---
2010		$8,200		$1,377		$6,392		$15,969

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

ACCOUNTS RECEIVABLE

Within our operations as a whole, including those operations now classified as discontinued operations, we sell our products to resellers and distributors generally under terms appropriate for the creditworthiness of the customer. Our terms generally range from net 30 days for domestic resellers, net 60 days for domestic distributors, to net 90 days for international resellers and distributors. Receivables from customers are unsecured. We continuously monitor our customer account balances and actively pursue collections on past due balances.

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

SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20-25, Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a “beta” version for testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months, but up to 60 months), or (ii) the ratio of current revenues to total projected product revenues. We did not recognize any capitalized software development costs or associated accumulated amortization for the year end December 31, 2011.

Capitalized software development costs are stated at the lower of amortized costs or net realizable value. Recoverability of these capitalized costs is determined at each balance sheet date by comparing the forecasted future revenues from the related products, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues. For the year ended December 31, 2011, we recognized an impairment loss totaling $264,506 which has been included in discontinued operations. Furthermore, for the year ended December 31, 2010, we recognized a write-down to net realizable value totaling $7,899 which has been included in income from discontinued operations. See Note 13.

ASC 730, Research and Development, provides accounting and reporting standards for research and development. In accordance with ASC 730-10, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $153,627 and $162,785 for the years ended December 31, 2011 and 2010, respectively. These amounts have been included in income from discontinued operations.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. For the year ended December 31, 2011, we recognized total cumulative website development costs of $18,781 less accumulated amortization of $-0-, which has been included in other assets from continuing operations on our Consolidated Balance Sheets. In addition, we recognized an impairment loss associated with website development costs totaling $12,776 which has been included in discontinued operations for the year ended December 31, 2011. See Note 13.

REVENUE RECOGNITION

Within our operations as a whole, including those operations now classified as discontinued operations, we derive revenues from the sale of packaged software products, product support and multiple element arrangements that may include any combination of these items. We recognize software revenue for software products and related services in accordance with ASC 985-605, Software Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists (generally a purchase order), we have delivered the product, the fee is fixed or determinable and collectability is probable.

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

No options or warrants were issued during the year ended December 31, 2011.

We maintain a policy of issuing authorized but unissued shares of common stock to satisfy share option and warrant exercises.

LEGAL COSTS RELATED TO LOSS CONTINGENCIES

We accrue legal costs expected to be incurred in connection with a loss contingency as they occur.  We did not accrue any legal costs related to a loss contingency during the years ended December 31, 2011 and 2010.

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

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

For the Year Ended December 31	2011	2010

Numerator for continuing operations:
Net loss from continuing operations	$(554,521)	$(760,651)

Numerator for discontinued operations:
Net income from discontinued operations	$1,483,149	$265,157

Numerator for net income (loss):
Net income (loss)	$928,628	$(495,494)

Denominator for continuing operations and discontinued operations:
Denominator for basic per share amounts – weighted average shares	69,569,690	62,640,686
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Denominator for diluted per share amounts - weighted average shares	69,569,690	62,640,686

The calculations of earnings (loss) per share for 2011 and 2010 excluded the impact of the following potential common shares as their inclusion would be anti-dilutive:

For the Year Ended December 31	2011	2010

Stock options	---	175,000
Warrants	---	---
Total weighted average anti-dilutive potential common shares	---	175,000

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

RECENT ACCOUNTING PRONOUNCEMENTS

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements, as it is intended to simplify the assessment for goodwill impairment.  We do not expect ASU No. 2011-08 to have a material impact on our consolidated financial statements.

RECLASSIFICATIONS

Certain accounts in our 2010 financial statements have been reclassified for comparative purposes to conform with the presentation in our 2011 financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. However, as of December 31, 2011 and 2010, we had negative working capital of $211,428 and $1,581,155, respectively, and had an accumulated deficit of $8,265,331 and $9,193,959, respectively. Although these factors raise substantial doubt about our ability to continue as a going concern, we have taken several actions in an attempt to mitigate the risk that we will be unable to continue as a going concern through December 31, 2011. These actions include pursuing the sale of product lines and pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 3 – BALANCE SHEET DETAILS

Details of certain balance sheet captions within continuing operations are as follows:

Year ended December 31,	2011	2010

Accounts receivable, trade, net:
Gross trade accounts receivable	$55,868	$14,327
Less: allowance for doubtful accounts	(500)	(2,310)
Net accounts receivable, trade	$55,368	$12,017

Allowance for doubtful accounts:
Beginning balance for total operations	$21,000	$16,700
Bad debts provision (included in Sales and marketing expenses)	(20,091)	8,316
Accounts written off	(409)	(4,069)
Collection of accounts previously written off	--	53
Ending balance for total operations	$500	$21,000
Less: portion attributed to discontinued operations	---	(18,690)
Ending balance for continuing operations	$500	$2,310

Inventories, net:
Raw materials	$2,477	$10,592
Finished goods	3,152	2,552
Less: reserve for obsolete inventory	(1,000)	(1,000)
Net inventories	$4,629	$12,144

Reserve for obsolete inventory:
Beginning balance for total operations	$9,108	$14,781
Provision for obsolete inventory	(7,957)	13,945
Obsolete inventory written off	(151)	(19,618)
Ending balance for total operations	$1,000	$9,108
Less: portion attributed to discontinued operations	---	(8,108)
Ending balance for continuing operations	$1,000	$1,000

Other current assets:
Prepaid expenses	$14,890	$18,766
Total other current assets	$14,890	$18,766

Property and equipment, net:
Computer equipment	$4,253	$71,847
Computer software	---	67,614
Office equipment	---	64,747
Office furniture and fixtures	1,357	35,363
Warehouse equipment	1,299	4,568
Total property and equipment	6,909	244,139
Less: accumulated depreciation	(4,614)	(236,430)
Net property and equipment	$2,295	$7,709

Intangible assets, net:
Software license agreement, net
Cost	$214,638	$214,638
Less: accumulated amortization	(123,135)	(100,291)
Net intangible assets	$91,503	$114,347

Amortization related to the FormTool® software license agreement, included in General and administrative expenses on our Consolidated Statements of Operations, was $22,844 and $35,397 for the years ended December 31, 2011 and 2010, respectively.

Other current liabilities:
Reserve for directors’ fees	$15,000	$30,000
Reserve for sales returns	1,500	12,733
Other accrued expenses	4,910	28,862
Total other current liabilities	$21,410	$71,595

Reserve for sales returns (included in Other current liabilities):
Beginning balance for total operations	$115,756	$121,165
Return provision – sales	62,400	144,900
Return provision – cost of sales	(9,360)	(21,735)
Returns processed	(60,728)	(128,574)
Returns provision	(106,568)	---
Ending balance for total operations	$1,500	$115,756
Less: portion attributed to discontinued operations	---	103,023
Ending balance for continuing operations	$1,500	$12,733

NOTE 4 – DEBT

At December 31, 2011 and 2010, the current portion of term debt consisted of the following:

	2011	2010

Unsecured term note payable to a finance company due March 2012 in monthly installments of $1,483, including interest at 5.89% APR.	$4,405	$	---

Unsecured term note payable to a premium finance company due March 2011 in monthly installments of $1,775, including interest at 6.84%.	---		5,265

Unsecured term note payable to a former shareholder due March 2008 in monthly installments of $10,000, plus interest at 8% APR, through April 2007, and monthly installments of $20,000, plus interest at 8% APR, beginning May 2007. Interest on overdue principal accruing at 15% APR.	---		56,000

Unsecured term note payable to a former shareholder due January 2012, plus interest at 5% APR.	28,783		---
Current portion of debt	$33,188		$61,265

In August 2011, we made a payment of $28,783 on our then delinquent, unsecured note payable to a former shareholder. In addition, we issued a new promissory note in the amount of $28,783, plus interest at 5% APR, through January 31, 2012, with such former shareholder. This promissory note cancelled the prior note payable with the former shareholder originally dated April 7, 2006, as well as all associated accrued interest. In accordance with ASC470-60, Troubled Debt Restructurings by Debtors, we recognized a gain of $28,627 on the restructuring of this note payable which has been included in Gain on debt settlement on our Consolidated Statement of Operations. See Note 5.

At December 31, 2011, we were current on the unsecured term notes payable to the finance company as well as the unsecured term notes payable to the former shareholder. On February 1, 2012, we became and currently remain arrears on the unsecured term note payable to a former shareholder.

NOTE 5 – GAIN ON DEBT SETTLEMENT

At December 31, 2011, we recognized income from debt forgiveness totaling $34,866. This income from debt forgiveness results from settlement agreements involving certain of our vendors whom trade payables were owed by us to them as well as a settlement with a former shareholder with whom we owed a note payable to.  See Note 4. This has been treated as a gain from extinguishment of debt and included in Gain on debt settlement on our Consolidated Statement of Operations.

NOTE 6 – INCOME TAXES

The provision for taxes on income from continuing operations for the years ended December 31, 2011 and 2010 consisted of the following:

	2011		2010

Current:
Federal	$	---	$	---
State		---		---
Net current income tax expense		---		---
Deferred:
Federal		---		---
State		---		---
Net deferred income tax expense		---		---
Total tax provision	$	---	$	---

The provisions for income taxes differ from the amounts computed by applying the federal statutory rate due to the following:

	2011		2010

Expense (benefit) at Federal statutory rate – 34%		$315,734		$(168,468)
State tax effects, net of Federal taxes		1,579		(545)
Nondeductible expenses		190		252
Nontaxable income		---		---
Deferred tax asset valuation allowance		(317,503)		168,761
Income tax expense	$	---	$	---

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our total and net deferred tax assets, deferred tax asset valuation allowances and deferred tax liabilities at December 31, 2011 and 2010 are as follows:

For the year ended December 31, 2011	Federal		State		Total

Current Deferred Income Taxes
Accrued expenses, reserves, other items		$28,100		$200		$28,300
Operating loss carryforwards		---		---		---
Total current deferred income tax asset		28,100		200		28,300
Less: Valuation allowance		(28,100)		(200)		(28,300)
Deferred income tax asset, net	$	---	$	---	$	---

Non-current Deferred Income Taxes
Property and equipment and state deferred tax liabilities		$(100)	$	---		$(100)
Operating loss carryforwards		2,797,500		2,200		2,799,700
Total non-current deferred income tax asset		2,797,400		2,200		2,799,600
Less: Valuation allowance		(2,815,300)		(2,200)		(2,817,500)
Deferred income tax asset, net		(17,900)		---		(17,900)
Capitalized development costs		(6,000)		---		(6,000)
Other items		(11,800)		(100)		(11,900)
Deferred income tax liability		(17,800)		(100)		(17,900)
Deferred income tax liability, net		$(100)		$100	$	---

For the year ended December 31, 2010	Federal	State		Total

Current Deferred Income Taxes
Accrued expenses, reserves, other items	$91,100		$300	$91,400
Operating loss carryforwards	---		---	---
Total current deferred income tax asset	91,100		300	91,400
Less: Valuation allowance	(88,700)		(300)	(89,000)
Deferred income tax asset, net	$2,400	$	---	$2,400

Non-current Deferred Income Taxes
Property and equipment and state deferred tax liabilities	$2,200		$100	$2,300
Operating loss carryforwards	3,120,000		8,500	3,128,500
Total non-current deferred income tax asset	3,122,200		8,600	3,130,800
Less: Valuation allowance	(3,037,200)		(8,200)	(3,045,400)
Deferred income tax asset, net	85,000		400	85,400
Capitalized development costs	(89,000)		(400)	(89,400)
Other items	1,600		---	1,600
Deferred income tax liability	(87,400)		(400)	(87,800)
Deferred income tax liability, net	$(2,400)	$	---	$(2,400)

A valuation allowance has been recorded primarily related to tax benefits associated with income tax operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable. The valuation allowance for deferred tax assets was decreased by $288,600 during the year ended December 31, 2011 and increased by $135,500 during the year ended December 31, 2010.

At December 31, 2011, we had available net operating loss carryforwards of approximately $8,250,000 for federal income tax purposes that have a range of expiration dates beginning in the year of 2021 and extending through the year of 2030. The federal carryforwards resulted from losses generated in 1996 through 2002, 2005, 2006, 2008, 2009 and 2010. We also had net operating loss carryforwards available from various state jurisdictions ranging from approximately $31,000 to approximately $818,000 that expire in 2024.

We adopted the provisions of FIN No. 48 (now codified as ASC 740) as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. Federal, Nebraska, Iowa, Texas and Illinois as our “major” tax jurisdictions. Generally, we remain subject to examination of our 2007 through 2010 U.S. Federal, Nebraska, Iowa, Texas and Illinois income tax returns.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

COMMON STOCK

In August 2010, we committed to issue a total of 3,571,428 restricted shares of common stock to our outside directors, at the closing price as of August 9, 2010 ($0.0021), in lieu of cash for services rendered from January 1, 2009 through June 30, 2010. These services were valued at $90,000; however, the board of directors determined that the difference between the value of the restricted shares of common stock and their services would be recorded as contributed capital.

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

In April 2011, we committed to issue a total of 1,812,085 restricted shares of common stock to our outside directors, at the closing price as of April 8, 2011 ($0.004), in lieu of cash for services rendered from July 1, 2010 through December 31, 2010.  These services were valued at $30,000; however, the board of directors determined that the difference between the value of the restricted shares of common stock and their services would be recorded as contributed capital.

In April 2011, an outside board of director forfeited 292,308 shares of common stock.  These shares of common stock were previously committed to be issued by the Company in March 2006, in lieu of cash for services rendered from September 1, 2004 through March 31, 2006 which were previously valued at $38,000.

In November, 2011, we committed to issue a total of 4,500,000 restricted shares of common stock to our outside directors, at the closing price of November 17, 2011 ($0.0027), in lieu of cash for services from January 1, 2011 through September 30, 2011. These services were valued at $45,000; however, the board of directors determined that the difference between the value of the restricted shares of common stock and their services would be recorded as contributed capital.

In November, 2011, we committed to issue a total of 3,125,005 restricted shares of common stock to our Chief Executive Officer and Chief Technology Officer, at the closing price of November 17, 2011 ($0.0027), as compensation for their services in lieu of cash for half of the payroll accrued and unpaid from June 2010 through September 2011. These services were valued at $31,250; however, both the officers and the board determined that the difference between the value of the restricted shares of common stock and their services would be recorded as contributed capital.

In November 2011, we committed to issue 1,000,000 restricted shares of common stock to our corporate controller, at the closing price of November 17, 2011 ($0.0027), as compensation for services rendered in connection with her employment. This issuance was valued at $2,700.

In November, 2011, we committed to issue a total of 500,000 restricted shares of common stock valued to two outside consultants, at the closing price of November 17, 2011 ($0.0027), for their services as consultants. This issuance was valued at $1,350.

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

In July 2011, 175,000 vested stock options with an exercise price of $0.11held by a former outside board member expired unexercised.  We did not grant any options or other stock-based awards to the holder of the options, during the six month periods preceding or following the option expirations.

COMMON STOCK WARRANTS

In July 2010, warrants to purchase up to 1,000,000 restricted shares of our common stock with an exercise price of $0.032 per share expired unexercised.

In August 2010, our board of directors authorized the cancellation of a warrant to purchase up to 1,300,000 shares of common stock with an exercise price of $0.032.  This warrant, which had been issued to an individual for past consulting services, had become fully vested on August 31, 2007 and was due to expire on September 13, 2010.

NOTE 8 – STOCK-BASED COMPENSATION

Our 1999 Stock Incentive Plan authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to our directors, officers and other key employees. The plan has been approved by our stockholders and as such, provides certain income tax advantages to employees as provided under Sections 421, 422, and 424 of the Internal Revenue Code. Stock options are granted at an exercise price as determined by our board at the time the option is granted and may not be less than the par value of such shares of common stock. None of the options granted under the plan have been granted with an exercise price less than fair value of the common stock on the date of grant. Stock options vest quarterly over three years and have a term of up to ten years. The plan authorizes an aggregate of 1,500,000 shares of common stock may be issued. We did not grant any options under the plan during 2011 or 2010.

In addition, we issue various forms of stock-based awards including nonqualified stock options and restricted stock awards to directors, officers, other key employees and third-party consultants, outside of the plan. Awards granted outside of the plan have been granted pursuant to equity compensation arrangements that have not been approved by our stockholders. These awards are granted at an exercise price as determined by our board at the time of grant and are not less than the par value of such shares of common stock. None of the options granted outside of the plan have been granted with an exercise price less than fair value of the common stock on the date of grant. Stock options granted outside of the plan vest as determined by our board at the time of grant and have a term of up to ten years. We did not grant any options outside of the plan during 2011 or 2010 to non-executive employees. During the year ended December 31, 2011, a total of 175,000 vested stock options expired unexercised. See Note 7.

Activity under our stock option plans is summarized as follows:

Options	Shares	Weighted-Average Exercise Price		Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	175,000		$0.11
Granted	---		---
Exercised	---		---
Forfeited or expired	(175,000)		$(0.11)
Canceled	---		---
Outstanding at December 31, 2011	---	$	---	---	$	---

Exercisable at December 31, 2011	---	$	---	---	$	---

There were no non-vested equity instruments at the beginning of the year, end of the year, granted or forfeited during the year.

No other equity instruments were issued during 2011 to acquire goods and services. See Note 7.

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

We leased warehouse facilities in Omaha, Nebraska under an operating lease with a third-party with terms extending through June 2010. From June 2010 through July 2011, we continued to lease the warehouse facilities under a month-to-month lease agreement. In August 2011, the lease agreement was considered to be paid in full and a full release had been granted by the third-party. We were responsible for all taxes, insurance and utility expenses associated with this lease.

Since August 2011, we utilize approximately 650 square feet for our corporate offices in Elkhorn, Nebraska.  Through arrangements made by our CEO, we currently pay no rent for these 650 square feet and are not responsible for any taxes or insurance expenses associated with this space.

Rental expense for the years ended December 31, 2011 and 2010 amounted to $20,636 and $88,003, respectively. Rental expenses are included in capitalized software development costs. See Note 1.

At December 31, 2011, there were no future minimum rental payments required under these leases and/or arrangements.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial statements taken as a whole.

The employment agreements with our management team each expired on April 14, 2010. None of the agreements were extended nor are new agreements being considered. As of December 31, 2011 our management team consists of the following:

	Chief Executive Officer	Chief Technology Officer
Base Annual Salary	$150,000	$18,000

Although the employment agreements have expired, we have accrued the following for our management team as of December 31, 2011:

	Accrued Base Salary	Vested Deferred Vacation Compensation
Included in Accrued Payroll at December 31, 2011	$37,257	$14,424

As of August 2011, our Chief Technology Officer’s duties were reduced to a part-time basis, and he was paid a monthly salary in the amount of $1,500. Furthermore, as of February 24, 2012, our Chief Technology Officer’s position was eliminated due to the need to downsize the Company’s staff. It is expected that the Company will utilize the Chief Technology Officer’s expertise in the future in connection with various product development projects on an independent consulting basis.

We have included third-party technology in FormTool® under a contract with a publisher provider that has expired.  We are currently pursuing resolution, however, there is no guarantee that we will be able to secure a new agreement, or an extension, and should the publisher demand we cease and desist including their technology, the unknown potential negative impact could be material.

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

On March 6, 2007, we entered into an agreement for business development advisory services with a consultant who was appointed to fill a vacancy on our Board of Directors on December 14, 2007.  This agreement provided for monthly cash compensation of $5,000, reimbursement for all pre-approved travel expenses related to meetings or work related to service under the agreement, cash compensation of $1,500 per day for any special project work or meetings that require the consultant to travel, and annual compensation of 5% of our fiscal 2007 earnings before interest, taxes, depreciation and amortization (EBITDA) in excess of $500,000 (excluding all non-cash charges).  This agreement was amended on July 9, 2007 to extend the expiration to June 30, 2008 (from March 15, 2008), extend the annual EBITDA bonus to include fiscal 2008, and provide for additional compensation consisting of warrants to purchase up to 2,300,000 shares of common stock at $0.032 per share.  We have accrued $9,000, included in Accounts payable, related parties on our Consolidated Balance Sheets, related to the additional annual compensation provision. See Note 7.

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

On February 25, 2008, we acquired the FormTool® software product line from ORG Professional, LLC, in which one of our outside directors currently has a 5% equity interest.  Despite the ownership interest, the director agreed to forego any direct personal economic benefit to which he would otherwise be entitled as a result of the transaction.

We had no transactions with related parties during the years ended December 31, 2011 and 2010.

NOTE 12 – RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We are dependent upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to us, operations could be adversely affected.

NOTE 13 – DISCONTINUED OPERATIONS

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell our QuickVerse® product line to WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from us all of the assets associated with our QuickVerse® product line for $975,000 in cash at closing and the assumption of up to $140,000 of our then-existing liabilities at closing.

On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which is transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced.  As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. At December 31, 2011, certain closing matters remain open and subject to completion and, as a consequence, in accordance with the terms of the Software Product Line Purchase Agreement, the transaction remains uncompleted.

As a result of the decision to sell the QuickVerse® product line, we have classified this asset as discontinued operations for the years ended December 31, 2011 and 2010.

Details of certain balance sheet captions within discontinued operations are as follows:

Year ended December 31,	2011		2010

Other current assets from discontinued operations:
Gross trade accounts receivable	$	---	$115,916
Less: allowance for doubtful accounts		---	(18,690)
Net accounts receivable, trade, net	$	---	$97,226

Raw materials	$	---	$35,613
Finished goods		---	25,013
Less: reserve for obsolete inventory		---	(8,108)
Inventories, net	$	---	$52,518
Prepaid expenses	$	---	$7,251
Other current assets from discontinued operations	$	---	$156,995

Other assets from discontinued operations:
Software license agreement, net
Cost	$	---	$4,022,753
Less: accumulated amortization		---	(4,013,420)
Net software license agreement	$	---	$9,333
Capitalized software development costs, net
Capitalized costs	$	---	$1,234,594
Less: accumulated amortization		---	(973,721)
Net capitalized software development costs	$	---	$260,873
Capitalized website development costs, net
Capitalized costs	$	---	$51,931
Less: accumulated amortization		---	(39,155)
Net capitalized website development costs	$	---	$12,776
Other assets from discontinued operations	$	---	$282,982

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

For the year ended December 31, 2011, we did not recognize any capitalized cost or associated amortization in relation to software development costs or website development cost due to the sale of the QuickVerse® product line. Instead, we recognized an impairment expense as a result of testing certain intangible assets for impairment. See Impairment Expense below.

Other current liabilities from discontinued operations:
Accounts payable	$	---	$93,673
Accrued royalties		153,383	939,790
Accrued technical support		---	3,500
Reserve for sales returns		---	103,023
Other current liabilities from discontinued operations		$153,383	$1,139,986

Year ended December 31,	2011	2010
Gross revenues	$658,329	$1,716,747
Less estimated sales returns and allowances	64,272	(135,738)
Net revenues	$722,601	$1,581,009
Cost of sales	162,899	685,153
Gross profit	$559,702	$895,856
Operating expenses:
Advertising and direct marketing	54,645	120,069
Sales and marketing wages	101,777	201,384
Total sales and marketing	$156,422	$321,453
Amortization and depreciation	---	17,561
Research and development	153,627	162,785
Rent	20,636	23,888
Other general and administrative costs	49,240	105,012
Total general and administrative	$223,503	$309,246
Income from operations of discontinued component	179,777	265,157
Gain on sale of software product line	977,842	---
Impairment expense	(288,587)	---
Gain on debt settlement	614,117	---
Income tax (provision)	---	---
Income from discontinued operations, net of taxes	$1,483,149	$265,157

GAIN ON SALE OF SOFTWARE PRODUCT LINE

Due to the transfer of control and responsibility of the business operations related to the QuickVerse® product line to WORDsearch on July 1, 2011, we recognized a disposal gain of $977,842 at December 31, 2011 in accordance with ASC 360-10-35, Property, Plant, and Equipment, Overall, Subsequent Measurement.  The disposal gain has been treated as a gain on long-lived assets classified as held for sale and included in Discontinued operations as a Gain on sale of software product line on our Consolidated Statement of Operations.

At December 31, 2011, the Gain on sale of software product line consisted of the following:

Purchase price for the sale of the QuickVerse® product line	$975,000
Assumed liabilities by WORDsearch	99,433
Inventory transferred to WORDsearch, at cost	(42,868)
Unamortized basis of QuickVerse® software license	(9,083)
Legal and broker fees associated with the Software Product Line Purchase Agreement	(44,640)
Balance December 31, 2011	$977,842

IMPAIRMENT EXPENSE

As a result of the decision to sell the QuickVerse® product line, we tested for impairment certain intangible assets associated with the QuickVerse® product line. In accordance with ASC 360-10-35, Property, Plant, and Equipment, Overall, Subsequent Measurement, we recognized a total impairment expense of $288,587 during the year ended December 31, 2011 for the intangible assets related to capitalized software development costs, capitalized raw material packaging costs, and capitalized website development costs.  This has been treated as an expense within discontinued operations and included in Impairment expense on our Consolidated Statement of Operations.

GAIN ON DEBT SETTLEMENT

During the year ended December 31, 2011, we recognized income from debt forgiveness totaling $614,117. This income from debt forgiveness results from agreements reached with certain of our royalty content providers pursuant to which reductions in the total accrued royalty balance owed by us to them were finalized, which agreements were part of a broad initiative on our part arising in connection with our sale to WORDsearch of our QuickVerse® product line.  This has been treated as a gain from extinguishment of debt and included in Gain on debt settlement within discontinued operations on our Consolidated Statement of Operations.

NOTE 14 – SUBSEQUENT EVENTS

On February 1, 2012, we became and currently remain arrears on an unsecured term note payable to a former shareholder in the amount of $28,783.

Effective February 24, 2012, our Chief Technology Officer’s position was eliminated due to the need to downsize the Company’s staff. It is expected that the Company will utilize the Chief Technology Officer’s expertise in the future in connection with various product development projects on an independent consulting basis.

On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, which meant that we were able to deliver to WORDsearch the last in a series of officer’s certificates required thereunder.  Having delivered such certificate to WORDsearch on April 13, 2012, the sale of the QuickVerse® product line to WORDsearch was complete.

The date to which events occurring after December 31, 2011, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is April 13, 2012, which is the date on which the financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K December 31, 2011, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).

Our management, under the supervision of our Chief Executive Officer/Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on the assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2011. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of 2011, there were no changes in our internal control over financial reporting, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

There were no reportable events under this Item 9B during the fourth quarter of the fiscal year ended December 31, 2011.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers and their ages as of April 16, 2012 were as follows:

Name	Age	Position
Steven Malone	45	Director, Chairman of the Board, President and Chief Financial Officer
John A. Kuehne, CA	54	Director
Gordon A. Landies	55	Director
William J. Bush, CPA	47	Director

Steven Malone — Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer

Mr. Malone has served as our President and Chief Executive Officer since March 2001, as a director and Chairman of the Board since February 2002 and as Chief Financial Officer since July 2010. Between July 2000 and March 2001, Mr. Malone was Senior Vice President and between June 1999 and July 2000 he was a Vice President. Mr. Malone possesses over twenty years of experience in the computer industry, with the last eighteen focused on software sales. As a National Account Manager from 1992 to 1996 for Grolier Interactive, he was responsible for their largest retail and distribution accounts. As Director of Corporate Sales from 1996 to 1998 for Software Publishing Corporation, he was responsible for the on-going sales growth of premiere corporate products, such as the award winning Harvard Graphics, as well as the introduction of several new products to the corporate marketplace. As Director of Sales from 1998 to1999 for InfoUSA, he was responsible for sales and marketing of InfoUSA’s products to retail, distribution, OEM and corporate accounts.

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

Since December 2000, our board of directors has maintained an audit committee.  As of April 16, 2012, the audit committee consisted of two members, John Kuehne and William J. Bush.  Mr. Kuehne and Mr. Bush each are considered to be a “financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and each qualifies as an “independent” under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

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

The following table sets forth the compliance reporting under Section 16(a) for the fiscal year ended December 31, 2011.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Steven Malone	1	1	---
John A. Kuehne	3	3	---
Gordon A. Landies	2	2	---
William J. Bush	2	2	---
William Terrill	1	1	---

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation awarded to, earned or paid, for each of the last two fiscal years to our Chief Executive Officer and each of our executive officers earning a total compensation of $100,000 or more during any such fiscal year. Steven Malone has served as our President and Chief Executive Officer since March 2001 and as our Chief Financial Officer since July 2010. William Terrill served as our Chief Technology Officer from July 2002 through February 2012.  No other individuals employed by us earned a total compensation in excess of $100,000 during the fiscal year ended December 31, 2011.

Summary Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($) (a)	Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($)		All Other Compensation ($) (b)		Total ($)
Steven Malone,	2011	$140,145	$5,529	$	---	$	---	$	---	$	---		$14,424	$160,098
President, Chief Executive Officer and Chief Financial Officer	2010	$150,000	$539	$	---	$	---	$	---	$	---		$11,293	$161,832

William Terrill,	2011	$101,448	$5,966	$	---	$	---	$	---	$	---	$	---	$107,414
Chief Technology Officer	2010	$150,000	$2,396	$	---	$	---	$	---	$	---		$14,424	$166,820

(a) In November 2011, our board of directors authorized the issuance of restricted stock compensation awards to our executive officers, Steven Malone and William Terrill, as compensation for services in lieu of cash for half of the payroll accrued and unpaid from June 2010 through September 2011. The restricted shares of common stock were committed to be issued on November 17, 2011 with a closing price of $0.0027 per common share. In August 2010, our board of directors authorized the issuance of restricted stock compensation awards as compensation for services rendered in connection with our executive officer’s, Steven Malone and William Terrill, employment. The restricted shares of common stock were committed to be issued on August 9, 2010 with a closing price of $0.0021 per common share.

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

As of the fiscal year ended December 31, 2011, we did not have any outstanding equity awards, specifically unexercised options, stock that has not vested, and equity incentive plan awards, held by the executive officers.  Furthermore, we did not grant stock options to our executive officers during the fiscal year ended December 31, 2011, and no executive exercised any stock options during the fiscal year 2011.

EMPLOYMENT AGREEMENTS

The employment agreements with our management team, specifically Mr. Malone and Mr. Terrill, each expired on April 14, 2010. None of the agreements were extended nor are new agreements being considered.

DIRECTOR COMPENSATION

Pursuant to authority granted under Article III, Section 13 of our bylaws, non-officer directors are entitled to such compensation as our board of directors shall from time to time determine. On April 8, 2011, we resolved to issue our outside directors, John Kuehne and William J. Bush, each 724,834 restricted shares of common stock valued at $0.004 per share in lieu of cash and meeting fees accrued and earned for the period of July 1, 2010 through December 31, 2010. In addition, on April 8, 2011, we resolved to issue our outside director, Gordon A. Landies, 362,417 restricted shares of common stock valued at $0.004 per share in lieu of cash and meeting fees accrued and earned for the period of July 1, 2010 through December 31, 2010. While these services for the period of July 1, 2010 through December 31, 2010 performed by our board of directors were previously valued at a total of $30,000; the board of directors agreed that the difference between the value of the restricted shares of common stock and their services, which totaled $22,752, would be recorded as contributed capital.

On November 17, 2011, we resolved to issue our outside directors, John Kuehne and William J. Bush, each 1,800,000 restricted shares of common stock valued at $0.0027 per share in lieu of cash and meeting fees accrued and earned for the period of January 1, 2011 through September 30, 2011. In addition, on November 17, 2011, we resolved to issue our outside director, Gordon A. Landies, 900,000 restricted shares of common stock valued at $0.0027 per share in lieu of cash and meeting fees accrued and earned for the period of January 1, 2011 through September 30, 2011. While these services for the period of January 1, 2011 through September 30, 2011 performed by our board of directors were previously valued at a total of $45,000; the board of directors agreed that the difference between the value of the restricted shares of common stock and their services, which totaled $32,850, would be recorded as contributed capital.

As of the date hereof, we have accrued approximately $15,000 in director’s fees for our outside directors for the period of October 1, 2011 through December 31, 2011.

The following table sets forth the compensation of our outside directors for the fiscal year ended December 31, 2011.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
John Kuehne	$24,000	$	---	$	---	$	---	$	---	$	---	$24,000
Gordon A. Landies	$12,000	$	---	$	---	$	---	$	---	$	---	$12,000
William J. Bush	$24,000	$	---	$	---	$	---	$	---	$	---	$24,000

Mr. Kuehne has served as one of our directors since December 2000. Mr. Kuehne's compensation agreement provides for a monthly fee of $1,000 for committee services and a monthly fee of $1,000 for services as a “financial expert” (as defined in Item 407(d)(5) of Regulation S-K). We have accrued $2,000 a month for Mr. Kuehne’s services for the period of January 1, 2011 through December 31, 2011.

Mr. Landies has served as one of our directors since December 2007. Mr. Landies’ compensation agreement provides for a monthly fee of $1,000 for committee services. We have accrued $1,000 a month for Mr. Landies’ services for the period of January 1, 2011 through December 31, 2011.

Mr. Bush has served as one of our directors since December 2007. Mr. Bush’s compensation agreement provides for a monthly fee of $1,000 for committee services and a monthly fee of $1,000 for services as a “financial expert” (as defined in Item 407(d)(5) of Regulation S-K). We have accrued $2,000 a month for Mr. Bush’s services for the period of January 1, 2011 through December 31, 2011.

Please refer to Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters as reported in this annual report on Form 10-K for the aggregate number of stock awards and option awards outstanding at fiscal year-end 2011 for all of our directors listed above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of all outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	---	$	---	1,500,000
Equity compensation plans not approved by security holders	---	$	---	---
Total	---	$	---	1,500,000

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

The tables below set forth information regarding the beneficial ownership of our common stock as of April 16, 2012.  The information in these tables provides the ownership information for:

▪	each person known by us to be the beneficial owner of more than 5% of our common stock;
▪	each of our directors and executive officers; and
▪	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 77,993,935 shares of common stock currently outstanding (reflects a 1-for-50 reverse stock-split of our common stock that occurred in 1997 and a 1-for-20 reverse stock-split of our common stock that occurred on March 18, 1998). The address of each person listed is in care of Findex.com, Inc., 18151 Lafayette Avenue, Elkhorn, Nebraska 68022.

Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Gordon A. Landies (1)	15,188,607	19.47%
Common Stock	John A. Kuehne (2)	10,373,468	13.30%
Common Stock	William Terrill (3)	7,885,447	10.11%
Common Stock	Steven Malone (4)	7,571,028	9.70%
Common Stock	William J. Bush (5)	5,127,215	6.57%

(1)	Consists of 14,788,607 shares of common stock directly owned, and 400,000 shares of common stock indirectly owned through children.

(2)	Consists of 10,373,468 shares of common stock directly owned.

(3)	Consists 7,885,447 shares of common stock directly owned.

(4)	Consists of 6,222,028 shares of common stock directly owned, and 1,349,000 shares of common stock indirectly owned through spouse.

(5)	Consists 5,127,215 shares of common stock directly owned.

Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Steven Malone (1)	7,571,028	9.70%
Common Stock	William Terrill (2)	7,885,447	10.11%
Common Stock	Gordon A. Landies (3)	15,188,607	19.47%
Common Stock	John A. Kuehne (4)	10,373,468	13.30%
Common Stock	William J. Bush (5)	5,127,215	6.57%
Common Stock	All officers and directors as a group (5 persons)	46,145,765	59.15%

(1)	Consists of 6,222,028 shares of common stock directly owned, and 1,349,000 shares of common stock indirectly owned through spouse.

(2)	Consists 7,885,447 shares of common stock directly owned.

(3)	Consists of 14,788,607 shares of common stock directly owned, and 400,000 shares of common stock indirectly owned through children.

(4)	Consists of 10,373,468 shares of common stock directly owned.

(5)	Consists of 5,127,215 shares of common stock directly owned.

As of April 16, 2012, we are not aware of any contract or other arrangement, including a pledge of the Company’s securities that could result in a change in the control of the Company.

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

	2011		2010
Audit Fees (1)		$68,713		$89,220
Audit-Related Fees	$	---	$	---
Tax Fees (2)	$	---		$713
All Other Fees (3)		$1,659	$	---

(1) Consists of fees for professional services rendered in connection with the audits of our financial statements included in our annual reports on Form 10-K for the years-ending 2010 and 2009, and the review of our financial statements included in our quarterly reports on Form 10-Q for the periods ending March 31, 2011 and 2010, June 30, 2011 and 2010, and September 30, 2011 and 2010.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2011.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

14.1	Code of Ethics, adopted by Board of Directors April 16, 2012. FILED HEREWITH.

21.1	Subsidiaries of Findex.com, Inc. as of December 31, 2011. FILED HEREWITH.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated April 16, 2012. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated April 16, 2012. FILED HEREWITH.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

By: /s/ Steven Malone
Steven Malone
President, Chief Executive Officer and Chief Financial Officer

Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President, Chief	April 16, 2012
Steven Malone	Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting Officer)

/s/ John A. Kuehne	Director	April 16, 2012
John A. Kuehne

/s/ William J. Bush	Director	April 16, 2012
William J. Bush