Form 10-Q
period 2012-03-31
FINDEX COM INC
filed 2012-05-18
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 18, 2012, the registrant had outstanding 77,993,935 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED MARCH 31, 2012

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$90,000	$161,629
Accounts receivable, trade, net	52,164	55,368
Inventories, net	4,009	4,629
Other current assets	10,041	14,890
Total current assets	156,214	236,516
Property and equipment, net	1,920	2,295
Intangible assets, net	86,419	91,503
Other assets	---	18,781
Total assets	$244,553	$349,095

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current portion of term debt	$28,783	$33,188
Accounts payable, trade	133,750	131,114
Accounts payable, related party	14,121	10,561
Accrued royalties	38,109	37,825
Accrued payroll	55,328	60,463
Other current liabilities	53,359	21,410
Other current liabilities from discontinued operations	148,573	153,383
Total current liabilities	472,023	447,944
Long-term debt, net	---	---
Deferred income taxes, net	---	---
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively
Common stock, $.001 par value
120,000,000 shares authorized,
77,993,935 and 77,993,935 shares issued and outstanding, respectively	77,994	77,994
Paid-in capital	8,088,488	8,088,488
Retained (deficit)	(8,393,952)	(8,265,331)
Total stockholders’ equity (deficit)	(227,470)	(98,849)
Total liabilities and stockholders’ equity (deficit)	$244,553	$349,095

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenues, net of reserves and allowances	$16,955	$13,456
Cost of sales	1,365	2,709
Gross profit	15,590	10,747
Operating expenses:
Sales and marketing	840	917
General and administrative	141,430	176,433
Impairment expense	18,781	---
Total operating expenses	161,051	177,350
Loss from operations	(145,461)	(166,603)
Other income (expenses), net	(829)	(4,934)
Gain on debt settlement	13,814	---
Loss from continuing operations before income taxes	(132,476)	(171,537)
Income tax benefit	---	---
Loss from continuing operations	$(132,476)	$(171,537)
Discontinued operations (Note 10):
Income from operations of discontinued component	3,853	41,343
Income tax (provision)	---	---
Income from discontinued operations, net of taxes	3,853	41,343
Net loss	$(128,623)	$(130,194)

Net earnings (loss) per share - Basic & Diluted:
Net loss per share from continuing operations	$0.00	$0.00
Net income per share from discontinued operations	$0.00	$0.00
Net loss per share	$0.00	$0.00

Weighted average shares outstanding:
Weighted average shares used in computing basic and diluted income (loss) per share	77,993,935	67,349,153

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,	2012	2011

Cash flows from operating activities:
Cash received from customers	$34,659	$459,681
Cash paid to suppliers and employees	(101,761)	(411,074)
Other operating activities, net	(122)	(2,456)
Net cash (used) provided by operating activities	(67,224)	46,151
Cash flows from investing activities:
Other investing activities, net	---	291
Net cash provided by investing activities	---	291
Cash flows from financing activities:
Payments made on term debt	(4,405)	(5,265)
Net cash (used) by financing activities	(4,405)	(5,265)
Net (decrease) increase in cash and cash equivalents	(71,629)	41,177
Cash and cash equivalents, beginning of year	161,629	22,027
Cash and cash equivalents, end of period	$90,000	$63,204

Reconciliation of net loss to cash flows from continuing and discontinued operating activities:
Net loss	$(128,623)	$(130,194)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation & amortization	5,459	20,234
Loss on sale of property and equipment	---	388
(Gain) on debt settlement	(17,667)	---
Loss on impairment expense	18,781	62,135
Change in assets and liabilities:
Decrease in accounts receivable	3,204	63,130
Decrease in inventories	620	19,891
Decrease in other current assets	4,849	15,940
(Decrease) increase in accrued royalties	(672)	51,874
Increase (decrease) in accounts payable	11,009	(122,916)
Increase in other liabilities	35,816	65,669
Net cash (used) provided by operating activities	$(67,224)	$46,151

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The December 31, 2011 condensed consolidated balance sheet was derived from our audited financial statements at that date.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in our Form 10-K for the year ended December 31, 2011.

RECLASSIFACTIONS

Certain accounts in our 2011 financial statements have been reclassified for comparative purposes to conform with the presentation in our 2012 financial statements.

DISCONTINUED OPERATIONS

On May 5, 2011, we entered into a Software Product Line Purchase Agreement with WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from us all of the assets associated with the QuickVerse® product line which centered around our industry-leading Bible-study software program. The specific assets conveyed include, among others, the underlying software source code, registered trade names, and existing product inventories. As a result, we have classified this asset as well as all revenues and expenses directly related to the QuickVerse® product line as discontinued operations. See Note 11.

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

SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20-25, Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months, but up to 60 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $0, less accumulated amortization of $- at March 31, 2012, included in Other assets.

Capitalized software development costs are stated at the lower of amortized costs or net realizable value. Recoverability of these capitalized costs is determined at each balance sheet date by comparing the forecasted future revenues from the related products, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues.  We have written down capitalized software developments costs associated with the discontinued operations and have recorded an impairment expense of $0 and $62,135 for the three months ended March 31, 2012 and 2011, respectively, which has been included in discontinued operations.

ASC 730, Research and Development, established accounting and reporting standards for research and development. In accordance with ASC 730-10, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $- and $61,217 for the three months ended March 31, 2012 and 2011, respectively, included in general and administrative expenses of discontinued operations.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in Other assets from continuing operations on our condensed consolidated balance sheets, were $-, less accumulated amortization of $- at March 31, 2012. As a result of the decision to postpone indefinitely the plan to revamp our FormTool.com website due to a lack of available financial and human resources, we have written down capitalized website developments costs and have recorded an impairment expense of $18,781 in continuing operations for the three months ended March 31, 2012. See Note 6.

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

In some situations, we receive advance payments from our customers. We defer revenue associated with these advance payments until we ship the products or offer the support. Total deferred revenue, included in Other current liabilities from continuing operations on our condensed consolidated balance sheets, was $15,000 at March 31, 2012. This payment of $15,000 was received as part of an amended licensing agreement with a certain publisher whom sells our FormTool® product line. The advanced payment is to be applied against future royalties owed to us by the publisher for sales generated from the FormTool® product line.  The amended licensing agreement also extended the initial term of the agreement by three years.  However, we fully anticipate the $15,000 royalty advance payment to be fully utilized by December 31, 2012.

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

The following table shows the amounts used in computing earnings per common share and the average number of shares of dilutive potential common stock:

For the Three Months Ended March 31,	2012	2011

Net loss from continuing operations	$(132,476)	$(171,537)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(132,476)	$(171,537)

Net income from discontinued operations	$3,853	$41,343
Preferred stock dividends	---	---
Net income available to common shareholders	$3,853	$41,343

Basic weighted average shares outstanding	77,993,935	67,349,153
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	77,993,935	67,349,153

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of March 31, 2012, we had a net loss of $128,623, and negative working capital of $227,470, and an accumulated deficit of $8,393,952 and $8,265,331 as of March 31, 2012 and December 31, 2011, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2012, we are taking several actions intended to mitigate against this risk. These actions include pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 3 – INVENTORIES

At March 31, 2012, inventories consisted of the following:

Raw materials	$2,347
Finished goods	2,662
Less reserve for obsolete inventory	(1,000)
Inventories	$4,009

NOTE 4 – RESERVES AND ALLOWANCES

At March 31, 2012, the allowance for doubtful accounts included in Accounts receivable, trade, net, consisted of the following:

Balance December 31, 2011	$500
Bad debts provision (included in Sales and marketing expenses)	---
Accounts written off	---
Collection of accounts previously written off	---
Balance March 31, 2012	$500

At March 31, 2012, the reserve for obsolete inventory included in Inventories consisted of the following:

Balance December 31, 2011	$1,000
Provision for obsolete inventory	---
Obsolete inventory written off	---
Reserve for obsolete inventory from discontinued operations	---
Balance March 31, 2012	$1,000

At March 31, 2012, the reserve for sales returns included in Other current liabilities consisted of the following:

Balance December 31, 2011	$1,500
Return provision – sales	(69)
Return provision – cost of sales	(60)
Returns processed	(371)
Balance March 31, 2012	$1,000

NOTE 5 – DEBT

At March 31, 2012, the current portion of debt consisted of the following:

Unsecured term note payable to a former shareholder due January 2012, plus interest at 5% APR. Interest on overdue principal accruing at 10% APR.	$28,783
Current portion of debt	$28,783

At March 31, 2012, we were in arrears on the unsecured term notes payable to the former shareholder.

NOTE 6 – IMPAIRMENT EXPENSE

As a result of the decision to postpone indefinitely the plan to revamp our FormTool.com website due to a lack of available financial and human resources, we tested for impairment certain intangible assets associated with the FormTool® product line. In accordance with ASC 360-10-35, Property, Plant, and Equipment, Overall, Subsequent Measurement, we recognized a total impairment expense of $18,781 during the three months ended March 31, 2012 for the intangible assets related to capitalized website development costs.  This has been treated as an operating expense and included in Impairment expense on our Condensed Consolidated Statement of Operations.

NOTE 7 – GAIN ON DEBT SETTLEMNT

During the three months ended March 31, 2012, we recognized income from debt forgiveness totaling $13,814. This income from debt forgiveness mainly results from settlement agreements involving certain of our vendors whom trade payables were owed by us to them as well as a settlement with a former employee with whom we had payroll accrued and unpaid from June 2010 through September 2011. This has been treated as a gain from extinguishment of debt and included in Gain on debt settlement on our Condensed Consolidated Statement of Operations.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

We are subject to legal proceedings and claims that may arise in the ordinary course of our business. In the opinion of management, the amount of  potential liability we are likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect our financial condition.

The employment agreement with our Chief Executive Officer expired on April 14, 2010. This agreement was not extended nor is a new agreement being considered. Our Chief Executive Officer, however, has continued to be employed by us on an at-will basis since the expiration of his employment agreement at the following base annual salary rates:

Chief Executive Officer
Base Annual Salary	$150,000

Although the employment agreement has expired, we have accrued the following for our Chief Executive Officer as of March 31, 2012:

	Accrued Base Salary	Vested Deferred Vacation Compensation
Included in Accrued Payroll at March 31, 2012	$30,597	$14,424

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

On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which is transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced.  As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. At March 31, 2012, certain closing matters remain open and subject to completion and, as a consequence, in accordance with the terms of the Software Product Line Purchase Agreement, the transaction remains uncompleted.  See Note 11.

As a result of the decision to sell the QuickVerse® product line, we have classified this asset as discontinued operations for the three months ended March 31, 2012 and 2011. We have recorded the remaining class of liabilities for the QuickVerse® product line as presented below:

Other current liabilities from discontinued operations:	March 31, 2012	December 31, 2011
Accrued royalties	$148,573	$153,383
Other current liabilities from discontinued operations	$148,573	$153,383

The following table presents the results of operations of our discontinued operations for the three months ended March 31, 2012 and 2011:

Three Months Ended March 31,		2012	2011
Gross revenues	$	---	$417,844
Less estimated sales returns and allowances		---	(29,380)
Net revenues		---	388,464
Cost of sales		---	114,630
Gross profit		---	273,834
Operating expenses:
Advertising and direct marketing		---	30,683
Sales and marketing wages		---	42,077
Total sales and marketing		---	72,760
Research and development		---	61,217
Rent		---	8,491
Other general and administrative costs		---	27,888
Total general and administrative		---	97,596
Income from operations of discontinued component		---	103,478
Impairment expense		---	(62,135)
Gain on debt settlement		3,853	---
Income tax (provision)		---	---
Income from discontinued operations, net of taxes		$3,853	$41,343

For the three months ended March 31, 2012, the gain on debt settlement within our discontinued operations results from settlement agreements reached with certain of our royalty content providers pursuant to which reductions in the total accrued royalty balance owed by us to them were finalized, which agreements were part of a broad initiative on our part arising in connection with our sale to WORDsearch of our QuickVerse® product line.

NOTE 11 – SUBSEQUENT EVENTS

On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, which meant that we were able to deliver to WORDsearch the last in a series of officer’s certificates required thereunder. Having delivered such certificate to WORDsearch on April 13, 2012, the sale of the QuickVerse® product line to WORDsearch was complete.

The date to which events occurring after March 31, 2012, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is May 16, 2012, which is the date on which the financial statements were available to be issued.

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

This information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this quarterly report, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

Beyond our current software business, a current principal focus of ours surrounds, and has increasingly surrounded for some time, the identification and evaluation of what we perceive as our best broader-range strategic options for realizing the most favorable economic outcome for our shareholders, and ultimately the selection and pursuit of one or more of those options.  With very different though similarly difficult-to-meaningfully-forecast capital allocation considerations, the options under consideration in this regard have included the pursuit of a business combination transaction involving a potential merger or acquisition aimed at revenue re-development and long-term growth, on the one hand, and liquidation and/or winding-down, aimed in the very different direction of business cessation, on the other.  Unless and until we determine to liquidate and/or wind down, we will continue to be largely focused on acquiring or merging with another operating company.

Management Overview

During the three months ended March 31, 2012, there were no new developments for the FormTool® product line in regards to the software program itself or the FormTool.com website.  We have formulated a plan to develop a new version of our FormTool® software package, the execution of which will necessarily be dependent upon our having the requisite financial resources, either internally generated and/or externally infused, which cannot be assured.  While we had not begun the development process during the three months ended March 31, 2012, and although there can be no assurance, it is our reasoned hope to release such a new version of FormTool® towards the end of the third quarter of 2012.  While we had previously initiated a plan to revamp our FormTool.com website, the plan has not been executed nor the website updated and such plans have been postponed indefinitely due to a lack of available financial and human resources.  Although there can be no assurance that we will be able to do so given the financial and human resource requirements, it is a current internal objective of ours to launch such an update to the FormTool.com website after we update the software program itself.

During the three months ended March 31, 2012, we continued to market and sell our two language tutorial products, Greek Tutor™ and Hebrew Tutor™, to retail stores as well as to end users.  These software programs are in need of an update as they are not compatible with some of the newer platform technologies that currently exist. However, there can be no assurance that we will be able to provide an update to these software programs in the future given the financial and human resource requirements to do so.

A key focus of management during the three months ended March 31, 2012 centered around the finality of the sale of the QuickVerse® product line to WORDsearch Corp., L.L.C. After entering into the Software Product Line Purchase Agreement with WORDsearch on May 5, 2011, management began working with WORDsearch management in order to effect the transition of the QuickVerse® product line to WORDsearch. Once control and responsibility of the business operations related to the QuickVerse® product line was relinquished to WORDsearch as of July 1, 2011, management shifted its focus to reducing our ongoing operational expenses, including personnel, rent, sales and marketing, and general overhead. Management additionally devoted a significant percentage of its time working towards achieving a sharp reduction in our existing liabilities by initiating compromise-and-settlement negotiations with our existing creditors. Simultaneously, and moving forward, management is concentrated on the strategic determination to begin a long-term shift in our product lines away from those within the faith-based vertical market and more towards those that extend across the business-to-business and consumer segments more generally.

Results of Continuing Operations for Quarters Ending March 31, 2012 and March 31, 2011

Statements of Continuing Operations for Quarters Ending March 31	2012	2011	Change
Net revenues	$16,955	$13,456	$3,499
Cost of sales	(1,365)	(2,709)	1,344
Gross profit	$15,590	$10,747	$4,843
Sales, marketing and general and administrative expenses	(142,270)	(177,350)	35,080
Impairment expense	(18,781)	---	(18,781)
Total operating expenses	$(161,051)	$(177,350)	$16,299
Loss from operations	$(145,461)	$(166,603)	$21,142
Other income (expenses), net	(829)	(4,934)	4,105
Gain on debt settlement	13,814	---	13,814
Loss before income taxes	$(132,476)	$(171,537)	$39,061
Income tax (provision)	---	---	---
Net loss from continuing operations	$(132,476)	$(171,537)	$39,061

The differing results of operations are primarily attributable to the following for the three months ended March 31, 2012:

▪	a slight increase in net revenues attributable to fewer retail product returns;
▪	a decrease in sales, marketing and general and administrative expenses resulting from our continued cost-cutting initiatives;
▪
an impairment expense related to previously capitalized website development costs for our FormTool.com website as we have postponed indefinitely the plan to revamp the website due to a lack of available financial and human resources;

▪	a decrease in interest expense, included within Other income (expenses), due to the reduction in our trade payables and note payables; and
▪
a gain on debt settlement as we negotiated with vendors to accept a reduction in trade payables owed to them as well as a settlement agreement with a former employee with whom we had payroll accrued and unpaid from June 2010 through September 2011.

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

Revenues

The following table presents our revenues for continuing operations for the three months ended March 31, 2012 and March 31, 2011 and dollar and percentage changes from the prior year.

					Change
Revenues for Continuing Operations for Three Months Ending March 31	2012	% to Sales	2011	% to Sales	$	%
Gross revenues	$16,886	100%	$26,638	100%	$(9,752)	37%
Less estimated sales returns and allowances	69	0%	(13,182)	49%	13,251	101%
Net revenues	$16,955	100%	$13,456	51%	$3,499	26%

The decrease in gross revenues for the three months ended March 31, 2012 was attributable to a sharp fall-off in demand in the retail channel for our Greek and Hebrew Tutor software products due, we believe, to the lack of relatively recent updating of the products and their lack of compatibility with newer platform technologies. In addition, we lost a major customer whom previously purchased our Greek and Hebrew Tutor software products, Lifeway Christian Resources, when we sold the QuickVerse® product line to WORDsearch, whom is a subsidiary of Lifeway Christian Resources. Off-setting to the decrease in gross revenues; however, was the significant decrease in sales returns and allowances for the three months ended March 31, 2012. During the three months ended March 31, 2011, we received a large return of the FormTool® product line as we experienced a sharp drop in the demand in the retail channel of our FormTool® product line.  Although there can be no assurance, and provided we have available to us the necessary investment capital, either internally generated and/or externally infused, which itself cannot be assured, we do anticipate our revenues in relation to the FormTool® product line to grow, at least at a low, single-digit annual percentage rate in the near- to mid-term based on an increase in marketing efforts and the development of the new version of the product.

Cost of Sales

Cost of sales consists primarily of direct costs, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, and shipping our products. Cost of sales decreased approximately $1,300 from approximately $2,700 for the three months ended March 31, 2011 to $1,400 for the three months ended March 31, 2012. The overall decrease in cost of sales for the three months ended March 31, 2012 is mainly attributable to the decrease in direct costs and freight costs.  Direct costs and freight costs decreased as a majority of our sales in the FormTool® product line were to end users as a downloadable product during the three months March 31, 2012 as compared to slightly more retail sales during the three months ended March 31, 2011.  Although there can be no assurance, we would anticipate our cost of sales to increase in the future in relation to anticipated increases in our revenues for the FormTool® product line.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Continuing Operations for Three Months Ending March 31	2012	% to Sales	2011	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	$840	5%	$917	3%	$(77)	8%
Total sales and marketing	$840	5%	$917	3%	$(77)	8%
Personnel costs	61,508	364%	95,107	357%	(33,599)	35%
Amortization and depreciation	5,458	32%	19,984	75%	(14,526)	73%
Accounting	15,875	94%	21,358	80%	(5,483)	26%
Legal	27,643	164%	2,965	11%	24,678	832%
Other general and administrative costs	30,946	183%	37,019	139%	(6,073)	16%
Total general and administrative	$141,430	838%	$176,433	662%	$(35,003)	20%
Total sales, marketing, general and administrative	$142,270	843%	$177,350	666%	$(35,080)	20%

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the three months ended March 31, 2012:

▪	a large decrease in personnel expenses, specifically the elimination of our fulfillment team and our Chief Technology Officer, as a result of the sale of the QuickVerse® product line to WORDsearch;
▪	a decrease in depreciation due to the age of our property and equipment as well as the elimination of our facilities last year, which ultimately led to the sale of some of our property and equipment.;
▪	a decrease in amortization due to the following:
▪ the completion of necessary amortization on the existing FormTool.com website which ended in August 2011; and
▪ a decrease in the amortization of the FormTool® product line assets we acquired in February 2008, which are being written down over periods ranging in each case from less than one year to ten years;
▪	a decrease in accounting expenses mainly due to a timing difference in receipt of invoices for the previous year’s auditing services;
▪
an off-setting large increase in legal costs attributable to the relatively dramatic changes to our business and operations which came about as a result of the QuickVerse® product line sale, as well as our pursuit of prospective new business opportunities, including potential business combinations; and

▪	an overall decrease in other general and administrative costs resulting from our continued cost-cutting initiatives.

In the future, we plan to focus on enhancing our product visibility online by increasing and focusing more on those direct marketing initiatives that have historically proven to lead to the highest increases in revenue at the lowest cost. Due to the sale of the QuickVerse® product, we did not recognize an expense for sales and marketing wages in continuing operations for the three months ended March 31, 2012 and 2011.  These expenses were completely associated with the QuickVerse® product line; and therefore, they have been included, if incurred, in income from operations of discontinued component. Finally, due to the sale of the QuickVerse® product line and prior workforce reductions attributable to the current, relatively unfavorable macro-economic climate for non-essential consumer products, we anticipate direct salaries and wages to continue to decrease in the future.

Although there can be no assurance, we anticipate a possible upsurge in research and development in relation to the FormTool® product line.  This product line is in need of an upgrade in order to remain relevant and viable in its market segment given the rapid advancements in competitive products.  Furthermore, we feel that the FormTool® product line can increase its market segment share in the direct and retail channels with such an upgrade. Accordingly, we have formulated a plan to develop a new version of our FormTool® software package, the execution of which will necessarily be dependent upon our having the requisite financial resources, either internally generated and/or externally infused, which cannot be assured.  While we had not begun the development process during the three months ended March 31, 2012, and although there can be no assurance, it is our reasoned hope to release such a new version of FormTool® towards the end of the third quarter of 2012.

Income Taxes

For the three months ended March 31, 2012 and 2011, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

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

Our decision during the first half of 2011 to sell the QuickVerse® product line as well as the divestiture of our Membership Plus® product line in October 2007 was driven by a combination of our need to raise cash and a strategic determination to begin a long-term shift in our product lines away from those within the faith-based vertical market and more towards those that extend across the business-to-business and consumer segments more generally.  With a portion of the net proceeds we realized from the sale of our Membership Plus® product line, we purchased FormTool® in February 2008 which was our first product line acquisition outside of the faith-based market.

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

Working Capital	March 31, 2012	December 31, 2011
Current assets	$156,214	$236,516
Current liabilities	$472,023	$447,944
Retained deficit	$8,393,952	$8,265,331

While liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and while there can be no continuing assurance, the situation suggested by our consistently and significantly negative ratio of current assets to current liabilities has historically been manageable.

Cash Flows for Three Months Ending March 31	2012		2011	Change	%
Cash flows (used) provided by operating activities		$(67,224)	$46,151	$(113,375)	246%
Cash flows provided by investing activities	$	---	$291	$(291)	100%
Cash flows (used) by financing activities		$(4,405)	$(5,265)	$860	16%

Net cash used by operating activities increased for the three months ended March 31, 2012 due mostly to the simple fact that we had more cash going out in the form of payments than we had cash coming in from customers.  More specifically, the majority of the cash payments were centered on our legal and accounting vendors, our former content providers and our remaining employees.

For the three months ended March 31, 2012 and 2011, there was a lack of investing activities related to capitalized software and website development costs due to the decision to sell the QuickVerse® product line.

The decrease in net cash used by financing activities for the three months ended March 31, 2012 was the result of fewer long-term notes payable obligations, and therefore; fewer payments made on long-term notes payable.

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

Contractual Liabilities

As of May 18, 2012, we had no contractual liabilities.

Discontinued Operations

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse® product line to WORDsearch.  On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which was transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced.  As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, and the sale of the QuickVerse® product line to WORDsearch was complete. As a result, we have classified this asset as discontinued operations for the three months ended March 31, 2012 and 2011.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q March 31, 2012, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2012, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended March 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2012, we are in default under a certain unsecured term note payable to a former shareholder in the total amount of approximately $30,000.  The arrearage as of such date was $28,783, plus interest.  In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest.

ITEM 4. (REMOVED AND RESERVED).

There were no reportable events under this Item 4 during the quarterly period ended March 31, 2012.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2012, there were no reportable events under this Item 5.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2011.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated May 18, 2012. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 18, 2012. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: May 18, 2012	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)