Form 10-Q
period 2012-06-30
FINDEX COM INC
filed 2012-08-20
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-29963

FINDEX.COM, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0379462
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18151 Lafayette Avenue, Omaha, Nebraska	68022
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At August 20, 2012, the registrant had outstanding 77,993,935 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED JUNE 30, 2012

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$12,891	$161,629
Accounts receivable, trade, net	1,071	8,104
Accounts receivable, in escrow	36,957	47,264
Inventories, net	2,636	4,629
Other current assets	4,175	14,890
Total current assets	57,730	236,516
Property and equipment, net	1,593	2,295
Intangible assets, net	81,336	91,503
Other assets	---	18,781
Total assets	$140,659	$349,095

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current portion of term debt	$28,783	$33,188
Accounts payable, trade	112,671	131,114
Accounts payable, related party	11,034	10,561
Accrued royalties	38,224	37,825
Accrued payroll	46,096	60,463
Other current liabilities	63,081	21,410
Other current liabilities from discontinued operations	114,368	153,383
Total current liabilities	414,257	447,944
Long-term debt, net	---	---
Deferred income taxes, net	---	---
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively
Common stock, $.001 par value
120,000,000 shares authorized,
77,993,935 and 77,993,935 shares issued and outstanding, respectively	77,994	77,994
Paid-in capital	8,088,488	8,088,488
Retained (deficit)	(8,440,080)	(8,265,331)
Total stockholders’ equity (deficit)	(273,598)	(98,849)
Total liabilities and stockholders’ equity (deficit)	$140,659	$349,095

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues, net of reserves and allowances	$10,190	$24,121	$27,145	$37,577
Cost of sales	1,459	3,158	2,824	5,867
Gross profit	8,731	20,963	24,321	31,710
Operating expenses:
Sales and marketing	839	10,917	1,679	11,834
General and administrative	89,975	218,172	231,405	394,605
Impairment expense	---	---	18,781	---
Total operating expenses	90,814	229,089	251,865	406,439
Loss from operations	(82,083)	(208,126)	(227,544)	(374,729)
Other income (expenses), net	(970)	(4,563)	(1,799)	(9,497)
Gain on debt settlement	14,690	---	28,504	---
Loss from continuing operations before income taxes	(68,363)	(212,689)	(200,839)	(384,226)
Income tax benefit	---	---	---	---
Loss from continuing operations	$(68,363)	$(212,689)	$(200,839)	$(384,226)
Discontinued operations (Note 11):
Income from operations of discontinued component	22,234	183,556	26,087	224,899
Income tax (provision)	---	---	---	---
Income from discontinued operations, net of taxes	22,234	183,556	26,087	224,899
Net loss	$(46,129)	$(29,133)	$(174,752)	$(159,327)

Net earnings (loss) per share - Basic & Diluted:
Net loss per share from continuing operations	$0.00	$0.00	$0.00	$(0.01)
Net income per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss per share	$0.00	$0.00	$0.00	$(0.01)

Weighted average shares outstanding:
Weighted average shares used in computing basic and diluted income (loss) per share	77,993,935	68,770,657	77,993,935	68,063,832

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,	2012	2011

Cash flows from operating activities:
Cash received from customers	$52,878	$713,256
Cash paid to suppliers and employees	(196,877)	(698,909)
Other operating activities, net	(335)	(4,898)
Net cash (used) provided by operating activities	(144,334)	9,449
Cash flows from investing activities:
Other investing activities, net	---	281
Net cash provided by investing activities	---	281
Cash flows from financing activities:
Payments made on term debt	(4,404)	(5,265)
Net cash (used) by financing activities	(4,404)	(5,265)
Net (decrease) increase in cash and cash equivalents	(148,738)	4,465
Cash and cash equivalents, beginning of period	161,629	22,027
Cash and cash equivalents, end of period	$12,891	$26,492

Reconciliation of net loss to cash flows from continuing and discontinued operating activities:
Net loss	$(174,752)	$(159,327)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization	10,869	28,981
Bad debts provision	(100)	---
Loss on sale of property and equipment	---	388
(Gain) on debt settlement	(54,591)	(368,051)
Loss on impairment expense	18,781	284,954
Change in assets and liabilities:
Decrease in accounts receivable	17,440	66,078
Decrease in inventories	1,993	15,846
Decrease (increase) in other current assets	10,715	(5,260)
(Decrease) increase in accrued royalties	(12,529)	73,952
Increase (decrease) in accounts payable	1,534	(34,405)
Increase in other liabilities	36,306	106,293
Net cash (used) provided by operating activities	$(144,334)	$9,449

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
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

SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20-25, Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months, but up to 60 months), or (ii) the ratio of current revenues to total projected product revenues. Total cumulative capitalized software development costs were $-, less accumulated amortization of $- at June 30, 2012, included in Other assets.

Capitalized software development costs are stated at the lower of amortized costs or net realizable value. Recoverability of these capitalized costs is determined at each balance sheet date by comparing the forecasted future revenues from the related products, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues.  We have written down capitalized software developments costs associated with the discontinued operations and have recorded an impairment expense of $- and $288,587 for the six months ended June 30, 2012 and 2011, respectively, which has been included in discontinued operations.

ASC 730, Research and Development, established accounting and reporting standards for research and development. In accordance with ASC 730-10, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $- and $103,621 for the six months ended June 30, 2012 and 2011, respectively, included in general and administrative expenses of discontinued operations.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in Other assets from continuing operations on our condensed consolidated balance sheets, were $-, less accumulated amortization of $- at June 30, 2012. As a result of the decision to postpone indefinitely the plan to revamp our FormTool.com website due to a lack of available financial and human resources, we have written down capitalized website developments costs and have recorded an impairment expense of $18,781 in continuing operations for the six months ended June 30, 2012. See Note 7.

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

In some situations, we receive advance payments from our customers. We defer revenue associated with these advance payments until we ship the products or offer the support. During the quarter ended March 31, 2012, we received an advance payment of $15,000 as part of an amended licensing agreement with a certain publisher whom sells our FormTool® product line. The advanced payment is to be applied against future royalties owed to us by the publisher for sales generated from the FormTool® product line. The amended licensing agreement also extended the initial term of the agreement by three years. Total deferred revenue, included in Other current liabilities from continuing operations on our condensed consolidated balance sheets, was $9,293 at June 30, 2012. We fully anticipate this royalty advance payment to be fully utilized by September 30, 2012.

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

The following table shows the amounts used in computing earnings per common share and the average number of shares of dilutive potential common stock:

For the Three Months Ended June 30,	2012	2011

Net loss from continuing operations	$(68,363)	$(212,689)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(68,363)	$(212,689)

Net income from discontinued operations	$22,234	$183,556
Preferred stock dividends	---	---
Net income available to common shareholders	$22,234	$183,556

Basic weighted average shares outstanding	77,993,935	68,770,657
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	77,993,935	68,770,657

For the Six Months Ended June 30,	2012	2011

Net loss from continuing operations	$(200,839)	$(384,226)
Preferred stock dividends	---	---
Net loss available to common shareholders	$(200,839)	$(384,226)

Net income from discontinued operations	$26,087	$224,899
Preferred stock dividends	---	---
Net income available to common shareholders	$26,087	$224,899

Basic weighted average shares outstanding	77,993,935	68,063,832
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Diluted weighted average shares outstanding	77,993,935	68,063,832

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of June 30, 2012, we had a net loss of $174,752, and negative working capital of $356,527, and an accumulated deficit of $8,440,080 and $8,265,331 as of June 30, 2012 and December 31, 2011, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2012, we are taking several actions intended to mitigate against this risk. These actions include pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 3 – RECEIVABLES

At June 30, 2012, we had Accounts receivables in the amount of $36,957 held in escrow by WORDsearch Corp., L.L.C.  As part of the Software Product Line Purchase Agreement for the sale of our QuickVerse® product line, it was agreed that WORDsearch would hold a portion of the original purchase price of $975,000 in cash in escrow. These funds were and continue to be held for settlement agreements reached with certain of our royalty content providers pursuant to which reductions in the total accrued royalty balance owed by us to them were and continue to be finalized, which agreements were part of a broad initiative on our part arising in connection with our sale to WORDsearch of our QuickVerse® product line. See Note 11.

NOTE 4 – INVENTORIES

At June 30, 2012, inventories consisted of the following:

Raw materials	$2,288
Finished goods	2,623
Less reserve for obsolete inventory	(2,275)
Inventories	$2,636

NOTE 5 – RESERVES AND ALLOWANCES

At June 30, 2012, the allowance for doubtful accounts included in Accounts receivable, trade, net, consisted of the following:

Balance December 31, 2011	$500
Bad debts provision (included in Sales and marketing expenses)	(100)
Accounts written off	---
Collection of accounts previously written off	---
Balance June 30, 2012	$400

At June 30, 2012, the reserve for obsolete inventory included in Inventories consisted of the following:

Balance December 31, 2011	$1,000
Provision for obsolete inventory	1,298
Obsolete inventory written off	(23)
Reserve for obsolete inventory from discontinued operations	---
Balance June 30, 2012	$2,275

At June 30, 2012, the reserve for sales returns included in Other current liabilities consisted of the following:

Balance December 31, 2011	$1,500
Return provision – sales	(62)
Return provision – cost of sales	(135)
Returns processed	(803)
Balance June 30, 2012	$500

NOTE 6 – DEBT

At June 30, 2012, the current portion of debt consisted of the following:

Unsecured term note payable to a former shareholder due January 2012, plus interest at 5% APR. Interest on overdue principal accruing at 10% APR.	$28,783
Current portion of debt	$28,783

At June 30, 2012, we were in arrears on the unsecured term notes payable to the former shareholder.

NOTE 7 – IMPAIRMENT EXPENSE

As a result of the decision to postpone indefinitely the plan to revamp our FormTool.com website due to a lack of available financial and human resources, we tested for impairment certain intangible assets associated with the FormTool® product line. In accordance with ASC 360-10-35, Property, Plant, and Equipment, Overall, Subsequent Measurement, we recognized a total impairment expense of $18,781 during the six months ended June 30, 2012 for the intangible assets related to capitalized website development costs.  This has been treated as an operating expense and included in Impairment expense on our Condensed Consolidated Statement of Operations.

NOTE 8 – GAIN ON DEBT SETTLEMNT

During the six months ended June 30, 2012, we recognized income from debt forgiveness totaling $28,504. This income from debt forgiveness mainly results from settlement agreements involving certain of our vendors whom trade payables were owed by us to them, settlement agreements involving certain of our customers whom credit balances were owed by us to them, as well as a settlement with a former employee with whom we had payroll accrued and unpaid from June 2010 through September 2011. This has been treated as a gain from extinguishment of debt and included in Gain on debt settlement on our Condensed Consolidated Statement of Operations.

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

The employment agreement with our Chief Executive Officer expired on April 14, 2010. This agreement was not extended nor is a new agreement being considered. Our Chief Executive Officer, however, has continued to be employed by us on an at-will basis since the expiration of his employment agreement at the following base annual salary rates:

Chief Executive Officer
Base Annual Salary	$75,000

Although the employment agreement has expired, we have accrued the following for our Chief Executive Officer as of June 30, 2012:

	Accrued Base Salary	Vested Deferred Vacation Compensation
Included in Accrued Payroll at June 30, 2012	$22,834	$14,424

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

On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which is transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced.  As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, which meant that we were able to deliver to WORDsearch the last in a series of officer’s certificates required thereunder. Having delivered such certificate to WORDsearch on April 13, 2012, the sale of the QuickVerse® product line to WORDsearch was complete. At June 30, 2012, we had Accounts receivables in the amount of $36,957 held in escrow by WORDsearch.  These funds are held in escrow for settlement agreements yet to be reached with certain of our royalty content providers for remaining accrued royalty balances owed by us to them. See Note 3.

As a result of the decision to sell the QuickVerse® product line, we have classified this asset as discontinued operations for the six months ended June 30, 2012 and 2011. We have recorded the remaining class of liabilities for the QuickVerse® product line as presented below:

Other current liabilities from discontinued operations:	June 30, 2012	December 31, 2011
Accrued royalties	$114,368	$153,383
Other current liabilities from discontinued operations	$114,368	$153,383

The following table presents the results of operations of our discontinued operations for the six months ended June 30, 2012 and 2011:

Six Months Ended June 30,	2012	2011
Gross revenues $	---	$655,470
Less estimated sales returns and allowances	---	(39,572)
Net revenues	---	615,898
Cost of sales	---	165,425
Gross profit	---	450,473
Operating expenses:
Advertising and direct marketing	---	54,578
Sales and marketing wages	---	82,038
Total sales and marketing	---	136,616
Research and development	---	103,621
Rent	---	18,391
Other general and administrative costs	---	46,410
Total general and administrative	---	168,422
Income from operations of discontinued component	---	145,435
Impairment expense	---	(288,587)
Gain on debt settlement	26,087	368,051
Income tax (provision)	---	---
Income from discontinued operations, net of taxes	$26,087	$224,899

For the six months ended June 30, 2012, the gain on debt settlement within our discontinued operations results from settlement agreements reached with certain of our royalty content providers pursuant to which reductions in the total accrued royalty balance owed by us to them were finalized, which agreements were part of a broad initiative on our part arising in connection with our sale to WORDsearch of our QuickVerse® product line.

NOTE 12 – SUBSEQUENT EVENTS

The date to which events occurring after June 30, 2012, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is August 20, 2012, which is the date on which the financial statements were available to be issued.

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

Management Overview

During the six months ended June 30, 2012, there were no new developments for the FormTool® product line in regards to the software program itself or the FormTool.com website.  We have formulated a plan to develop a new version of our FormTool® software package, the execution of which will necessarily be dependent upon our having the requisite financial resources, either internally generated and/or externally infused, which cannot be assured.  While we had not begun the development process during the six months ended June 30, 2012, and although there can be no assurance, it is our reasoned hope to release such a new version of FormTool® towards the end of the fourth quarter of 2012.  While we had previously initiated a plan to revamp our FormTool.com website, the plan has not been executed nor the website updated and such plans have been postponed indefinitely due to a lack of available financial and human resources.  Although there can be no assurance that we will be able to do so given the financial and human resource requirements, it is a current internal objective of ours to launch such an update to the FormTool.com website after we update the software program itself.

During the six months ended June 30, 2012, we continued to market and sell our two language tutorial products, Greek Tutor™ and Hebrew Tutor™, to retail stores as well as to end users.  These software programs are in need of an update as they are not compatible with some of the newer platform technologies that currently exist. However, there can be no assurance that we will be able to provide an update to these software programs in the future given the financial and human resource requirements to do so.

A key focus of management during the six months ended June 30, 2012 centered around the finality of the sale of the QuickVerse® product line to WORDsearch Corp., L.L.C. After entering into the Software Product Line Purchase Agreement with WORDsearch on May 5, 2011, management began working with WORDsearch management in order to effect the transition of the QuickVerse® product line to WORDsearch. Once control and responsibility of the business operations related to the QuickVerse® product line was relinquished to WORDsearch as of July 1, 2011, management shifted its focus to reducing our ongoing operational expenses, including personnel, rent, sales and marketing, and general overhead. Management additionally devoted a significant percentage of its time working towards achieving a sharp reduction in our existing liabilities by initiating compromise-and-settlement negotiations with our existing creditors. Simultaneously, and moving forward, management is concentrated on the strategic determination to begin a long-term shift in our product lines away from those within the faith-based vertical market and more towards those that extend across the business-to-business and consumer segments more generally.

Results of Continuing Operations for Quarters Ending June 30, 2012 and June 30, 2011

Statements of Continuing Operations for Quarters Ending June 30	2012	2011	Change
Net revenues	$27,145	$37,577	$(10,432)
Cost of sales	(2,824)	(5,867)	3,043
Gross profit	$24,321	$31,710	$(7,389)
Sales, marketing and general and administrative expenses	(233,084)	(406,439)	173,355
Impairment expense	(18,781)	---	(18,781)
Total operating expenses	$(251,865)	$(406,439)	$154,574
Loss from operations	$(227,544)	$(374,729)	$147,185
Other income (expenses), net	(1,799)	(9,497)	7,698
Gain on debt settlement	28,504	---	28,504
Loss before income taxes	$(200,839)	$(384,226)	$183,387
Income tax (provision)	---	---	---
Net loss from continuing operations	$(200,839)	$(384,226)	$183,387

The differing results of operations are primarily attributable to the following for the six months ended June 30, 2012:

▪	a decrease in net revenues attributable to the following:
	▪	a decrease in retail sales due to a drop in the demand of our Greek and Hebrew Tutor software products as the products are in need of an update and lack compatibility with newer platform technologies;
	▪	the loss of a major customer, Lifeway Christian Resources, when we sold the QuickVerse® product line; and
	▪	a decrease in retail product returns;
▪	a decrease in sales, marketing and general and administrative expenses resulting from our continued cost-cutting initiatives;
▪
an impairment expense related to previously capitalized website development costs for our FormTool.com website as we have postponed indefinitely the plan to revamp the website due to a lack of available financial and human resources;

▪	a decrease in interest expense, included within Other income (expenses), due to the reduction in our trade payables and note payables; and
▪
a gain on debt settlement as we negotiated with vendors to accept a reduction in trade payables owed to them, debt settlements with customers whom had a credit balance owed to them by us, and finally a settlement agreement with a former employee with whom we had payroll accrued and unpaid from June 2010 through September 2011.

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

Revenues

The following table presents our revenues for continuing operations for the six months ended June 30, 2012 and June 30, 2011 and dollar and percentage changes from the prior year.

					Change
Revenues for Continuing Operations for Six Months Ending June 30	2012	% to Sales	2011	% to Sales	$	%
Gross revenues	$27,083	100%	$51,397	100%	$(24,314)	47%
Less estimated sales returns and allowances	62	0%	(13,820)	27%	13,882	100%
Net revenues	$27,145	100%	$37,577	73%	$(10,432)	28%

The decrease in gross revenues for the six months ended June 30, 2012 was attributable to a sharp fall-off in demand in the retail channel for our Greek and Hebrew Tutor software products due, we believe, to the lack of relatively recent updating of the products and their lack of compatibility with newer platform technologies. In addition, we lost a major customer whom previously purchased our Greek and Hebrew Tutor software products, Lifeway Christian Resources, when we sold the QuickVerse® product line to WORDsearch, whom is a subsidiary of Lifeway Christian Resources. Off-setting to the decrease in gross revenues; however, was the significant decrease in sales returns and allowances for the six months ended June 30, 2012. During the six months ended June 30, 2011, we received a large return of the FormTool® product line as we experienced a sharp drop in the demand in the retail channel of our FormTool® product line.  Although there can be no assurance, and provided we have available to us the necessary investment capital, either internally generated and/or externally infused, which itself cannot be assured, we do anticipate our revenues in relation to the FormTool® product line to grow, at least at a low, single-digit annual percentage rate in the near- to mid-term based on an increase in marketing efforts and the development of the new version of the product.

Cost of Sales

Cost of sales consists primarily of direct costs, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, and shipping our products. Cost of sales decreased approximately $3,000 from approximately $5,800 for the six months ended June 30, 2011 to $2,800 for the six months ended June 30, 2012. The overall decrease in cost of sales for the six months ended June 30, 2012 is mainly attributable to the decrease in direct costs and freight costs.  Direct costs and freight costs decreased as a majority of our sales in the FormTool® product line were to end users as a downloadable product during the six months June 30, 2012 as compared to slightly more overall retail product sales during the six months ended June 30, 2011.  Although there can be no assurance, we would anticipate our cost of sales to increase in the future in relation to anticipated increases in our revenues for the FormTool® product line.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Continuing Operations for Six Months Ending June 30	2012	% to Sales	2011	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	$1,679	6%	$11,834	23%	$(10,155)	86%
Total sales and marketing	$1,679	6%	$11,834	23%	$(10,155)	86%
Personnel costs	98,264	363%	185,847	362%	(87,583)	47%
Amortization and depreciation	10,869	40%	28,981	56%	(18,112)	62%
Accounting	31,010	114%	49,034	95%	(18,024)	37%
Legal	32,578	120%	58,746	114%	(26,168)	45%
Other general and administrative costs	58,684	217%	71,997	140%	(13,313)	18%
Total general and administrative	$231,405	854%	$394,605	768%	$(163,200)	41%
Total sales, marketing, general and administrative	$233,084	861%	$406,439	791%	$(173,355)	43%

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the six months ended June 30, 2012:

▪	a decrease in advertising and direct marketing costs in relation to our FormTool® product line;
▪	a large decrease in personnel expenses, specifically the elimination of our fulfillment team and our Chief Technology Officer, as a result of the sale of the QuickVerse® product line to WORDsearch;
▪	a decrease in depreciation due to the age of our property and equipment as well as the elimination of our facilities last year, which ultimately led to the sale of some of our property and equipment;
▪	a decrease in amortization due to the following:
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
▪
a decrease in legal costs as during the six months ended June 30, 2011 we incurred legal costs attributable to the relatively dramatic changes to our business and operations which came about as a result of the QuickVerse® product line sale; and

▪	an overall decrease in other general and administrative costs resulting from our continued cost-cutting initiatives.

In the future, we plan to focus on enhancing our product visibility online by increasing and focusing more on those direct marketing initiatives that have historically proven to lead to the highest increases in revenue at the lowest cost. Due to the sale of the QuickVerse® product, we did not recognize an expense for sales and marketing wages in continuing operations for the six months ended June 30, 2012 and 2011.  These expenses were completely associated with the QuickVerse® product line; and therefore, they have been included, if incurred, in income from operations of discontinued component. Finally, due to the sale of the QuickVerse® product line and prior workforce reductions attributable to the current, relatively unfavorable macro-economic climate for non-essential consumer products, we anticipate direct salaries and wages to continue to decrease in the future.

Although there can be no assurance, we anticipate a possible upsurge in research and development in relation to the FormTool® product line.  This product line is in need of an upgrade in order to remain relevant and viable in its market segment given the rapid advancements in competitive products.  Furthermore, we feel that the FormTool® product line can increase its market segment share in the direct and retail channels with such an upgrade. Accordingly, we have formulated a plan to develop a new version of our FormTool® software package, the execution of which will necessarily be dependent upon our having the requisite financial resources, either internally generated and/or externally infused, which cannot be assured.  While we had not begun the development process during the six months ended June 30, 2012, and although there can be no assurance, it is our reasoned hope to release such a new version of FormTool® towards the end of the fourth quarter of 2012.

Income Taxes

For the six months ended June 30, 2012 and 2011, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

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

Working Capital	June 30, 2012	December 31, 2011
Current assets	$57,730	$236,516
Current liabilities	$414,257	$447,944
Retained deficit	$8,440,080	$8,265,331

While liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and while there can be no continuing assurance, the situation suggested by our consistently and significantly negative ratio of current assets to current liabilities has historically been manageable.

Cash Flows for Six Months Ending June 30	2012		2011	Change	%
Cash flows (used) provided by operating activities		$(144,334)	$9,449	$(153,783)	1,628%
Cash flows provided by investing activities	$	---	$281	$(281)	100%
Cash flows (used) by financing activities		$(4,404)	$(5,265)	$861	16%

Net cash used by operating activities increased for the six months ended June 30, 2012 due mostly to the simple fact that we had more cash going out in the form of payments than we had cash coming in from customers.  More specifically, the majority of the cash payments were centered on our legal and accounting vendors, our former content providers and our remaining employees.

For the six months ended June 30, 2012 and 2011, there was a lack of investing activities related to capitalized software and website development costs due to the decision to sell the QuickVerse® product line.

The decrease in net cash used by financing activities for the six months ended June 30, 2012 was the result of fewer long-term notes payable obligations, and therefore; fewer payments made on long-term notes payable.

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

Contractual Liabilities

As of August 20, 2012, we had no contractual liabilities.

Discontinued Operations

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse® product line to WORDsearch.  On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which was transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced.  As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, and the sale of the QuickVerse® product line to WORDsearch was complete. As a result, we have classified this asset as discontinued operations for the six months ended June 30, 2012 and 2011.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q June 30, 2012, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2012, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended June 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2012, we are in default under a certain unsecured term note payable to a former shareholder in the total amount of approximately $31,000.  The arrearage as of such date was $28,783, plus interest.  In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest.

ITEM 4. (REMOVED AND RESERVED).

There were no reportable events under this Item 4 during the quarterly period ended June 30, 2012.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2012, there were no reportable events under this Item 5.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2011.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated August 20, 2012. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 20, 2012. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: August 20, 2012	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)