Form 10-K
period 2012-12-31
FINDEX COM INC
filed 2013-04-16
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of April 16, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $155,000.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At April 16, 2013, the registrant had outstanding 103,635,060 shares of common stock, of which there is only a single class.

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

For the fiscal year ended December 31, 2012, approximately 90% or our revenues were derived from sales of these products.

Our Tutorial Titles

Since 1999, when we acquired the rights to produce and market them as part of a much larger acquisition, we have been selling two language-learning software titles, Greek Tutor™ and Hebrew Tutor™.  These titles currently retail for $49.95 to $69.95.

For the fiscal year ended December 31, 2012, approximately 3% or our revenues were derived from sales of these products.

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

Direct Marketing / Online Sales

Direct sales for our continued operations accounted for approximately 35% of our 2012 fiscal year revenue and approximately 49% of our 2011 fiscal year revenue. Over the past ten years, we have devoted significant and increasing resources to the development of our direct-marketing program. Through this program, we market our products directly to consumers through a combination of opt-in e-mailings and direct-mailings of our product title catalogs and brochures. An important aspect of this initiative is our online sales. We maintain a full-service online store with many of the kinds of features and capabilities that online shoppers have come to expect from cutting-edge Internet retailers. Furthermore, we have made technological advancements to our Website in order to provide more downloadable products and/or content.  We are currently marketing our products online through multiple sources including our own www.formtool.com Internet Website, other Internet Websites such as www.amazon.com, as well as several widely used search engines such as Google® and Yahoo®.

Retail Sales

Retail sales for our continued operations accounted for approximately 65% of our 2012 fiscal year revenue and approximately 51% of our 2011 fiscal year revenue. Our domestic retail sales involve retail stores across the United States through which our products are sold. These stores include Office Max™, Office Depot™ and Staples™. We have also partnered with Encore Software, Inc., a subsidiary of Navarre Corporation who is a large publisher and distributor of physical and digital home entertainment and multimedia products, including PC software, DVD video, video games and accessories, to distribute our products.

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

SIGNIFICANT CUSTOMERS AND SUPPLIERS

For our continued operations during the years ended December 31, 2012 and 2011, respectively, we had one customer, Encore Software, Inc., that individually accounted for 10% or more of our annual sales.  In the future we expect that no more than two individual customers will exceed 10% of our annual sales.

Also for our continued operations for the fiscal years ended December 31, 2012 and 2011, significant product and material purchases were as follows:

	% to Total Product
	2012	2011
VSA, Inc. (cd’s & ink cartridges)	50%	11%
FedEx (print materials for dvd sleeves)	49%	0%
Madonna Shop (flash cards)	1%	2%
Mail Marketing, Inc. (perforated paper/flash cards)	0%	72%
AlphaGraphics (perforated paper/flash cards)	0%	13%

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

EMPLOYEES

As of April 16, 2013, we had two part-time employees.  Of those two, one was part of the senior-level executive team, and one was part of the financial management and administration team.  For the fiscal year ended December 31, 2012, our annual employee costs (including gross wages, related payroll taxes and benefits) totaled approximately $148,000.

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

We presently have only one part-time employee other than Steven Malone, our President, Chief Executive Officer, Chief Financial Officer and Secretary.  Mr. Malone is our sole employee devoting time to our pursuit of a business combination transaction.  We do not expect any change in the number of our employees that would add materially to our operating expenses unless and until we consummate a business combination.

ITEM 1A. RISK FACTORS.

Several of the matters discussed in this annual report on Form 10-K for the fiscal year ended December 31, 2012 contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this annual report, readers should carefully consider the following cautionary statements and risk factors.

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

Our audited financial statements for the period ending December 31, 2012, including the footnotes thereto, call into question our ability to continue as a going concern. This conclusion was drawn from the fact that, as of the date of those financial statements, we had a negative current ratio and total liabilities in excess of total assets. Those factors, as well as questions surrounding our ability to secure additional financing for continued operations, have resulted in uncertainty regarding our ability to continue as a going concern. See Note 2 in the Notes to the Consolidated Financial Statements for the year ended December 31, 2012.

We owe an aggregate amount of $114,975 to various third parties which, under state escheat laws, could subject us to substantial additional liabilities for penalties and interest.

We are carrying certain liabilities on our balance sheet in the aggregate amount of $53,890 for trade payables and royalties payable in connection with services and content licenses associated with certain of our titles extending back up to thirteen years but in relation to which we have been unable to locate the parties to whom we owe such trade payables and royalties and no effort to collect such obligations by such parties or any successors-in-interest have been made.  We are additionally carrying certain liabilities on our balance sheet in the aggregate amount of $61,085 for amounts payable to customers for product return refunds extending back up to twelve years many of whom we expect, without actually knowing at this point one way or the other, to similarly be unable to locate and in connection with which no effort to date to collect such obligations has been made.  Under the escheat laws of the various states in which these creditors were last known to have an address based on our records, we are or may be required to pay to such states the aggregate amounts owed for these obligations – in both categories – even though we cannot locate the actual parties to whom they are owed.  Moreover, we are likely to be additionally liable for substantial penalties, both individually and in the aggregate, for not having previously reported such obligations and paid such amounts to such various states, which reporting obligations and associated penalties for non-compliance vary significantly among states, as well as interest for amounts deemed past due.   It is likely that these additional liabilities, neither the individual nor collective extent of which are known at this time and as such have not been accrued, will be material in the aggregate and have a material adverse effect on our financial condition and our results of operations, including our liquidity.

Our accumulated deficit makes it harder for us to borrow funds.

As of December 31, 2012, and as a result of historical losses in prior years, our accumulated deficit was $8,563,875. The fact that we maintain an accumulated deficit, as well as the extent of our accumulated deficit relative to recent earnings, negatively affects our ability to borrow funds because lenders generally view an accumulated deficit as a negative factor in evaluating creditworthiness.  Any inability on our part to borrow funds if and when required, or any reduction in the favorability of the terms upon which we are able to borrow funds if and when required, including amount, applicable interest rate and collateralization, would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

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

The volatility of our common stock is illustrated by reference to the fact that, during fiscal year 2012, our trading price fluctuated from a low of $0.001 to a high of $0.025 per share.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

There were no reportable events under this Item 1B during the fiscal year ended December 31, 2012.

ITEM 2. PROPERTIES.

Our principal executive offices are located in Elkhorn, Nebraska. At April 16, 2013, our two part-time employees work from this location.  We do not pay for any space associated with these operations.  Furthermore, we rent a storage unit located in Elkhorn, Nebraska.  We rent this 220 square foot facility under a month-to month rental agreement with Dino’s Storage. Our monthly rent is $135.  There are no associated taxes, insurance, or utility expenses associated with the storage facility.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2012, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 4. MINE SAFETY DISCLOSURES.

There were no reportable events under this Item 4 during the fiscal year ended December 31, 2012.

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

Common Stock
2011	High	Low
First Quarter	$0.020	$0.002
Second Quarter	$0.007	$0.003
Third Quarter	$0.025	$0.003
Fourth Quarter	$0.005	$0.003

2012	High	Low
First Quarter	$0.005	$0.002
Second Quarter	$0.006	$0.003
Third Quarter	$0.010	$0.001
Fourth Quarter	$0.015	$0.003

STOCKHOLDERS

As of April 16, 2013, there were approximately 620 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no previously unreported sales of unregistered securities during the fourth quarter of the fiscal year ended December 31, 2012.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of equity securities by the Company itself, or any affiliated purchaser during the fourth quarter of the fiscal year ended December 31, 2012.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read together with our consolidated financial statements for the period ended December 31, 2012 and the Notes to the Consolidated Financial Statements.

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

Revenue Recognition

We derive revenues from the sale of packaged software products and software distributed electronically via the Internet.  We recognize software revenue for software products and related services in accordance with ASC 985-605, Software Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists (generally a purchase order), we have delivered the product, the fee is fixed or determinable and collectability is probable.

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

MANAGEMENT OVERVIEW

During the year ended December 31, 2012, there were no new developments to the FormTool® product line in regards to either the software program itself or the dedicated website.  Although we formulated plans prior to 2012 to develop a new version of our FormTool® software package as well as to undertake a cosmetic and functional makeover of the related marketing website, and executing such plans remains a relatively high priority, our ability to do so has been dependent, among other things, on our having available the requisite financial resources, which, to date, we have not, and which, looking ahead, is highly uncertain. At this time, and given these financial constraints, we are unable to provide any estimate in terms of our completing either the FormTool® product and/or website updates that we believe ought be meaningfully relied upon, and, moreover, there can be no assurance that, should financial resources become available,  we will continue to be of a view that FormTool® is worthy of further investment as a business line given the current uncertainties surrounding our broader strategic objectives.

During the year ended December 31, 2012, we continued to market and sell our two language tutorial products, Greek Tutor™ and Hebrew Tutor™, to retail stores as well as to end users.  With sales on the decline, we believe that these software programs, too, are in need of updating both for general market perception purposes and because of their current incompatibility with some of the newer platform technologies that have been widely adopted throughout the broader consumer software market.  Given the same financial constraints that have been and are likely to continue to impede advancements in our FormTool® line, however, there can be no assurance that we will be able to initiate and/or complete any such  update in the foreseeable future.

A key focus of management during the year ended December 31, 2012 centered on reducing our ongoing operational expenses, including personnel, rent, sales and marketing, and general overhead as well as achieving a sharp reduction in our existing liabilities by initiating compromise-and-settlement negotiations with our existing creditors. Simultaneously, and moving forward, management is concentrated on the strategic determination to begin a long-term shift in our product lines away from those within the faith-based vertical market and more towards those that extend across the business and consumer segments more generally.

Near-term liquidity poses a continuous challenge to us and is expected to continue to do so for the foreseeable future.  And the need to find ways to stretch our very limited economic resources places ongoing strains on our very limited human resources.

RESULTS OF CONTINUING OPERATIONS FOR YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

Statements of Continuing Operations for Quarters Ending December 31	2012	2011	Change
Net revenues	$57,593	$62,650	$(5,057)
Cost of sales	(13,604)	(43,016)	29,412
Gross profit	$43,989	$19,634	$24,355
Sales, marketing and general and administrative expenses	(374,323)	(599,611)	225,288
Impairment expense	(18,781)	---	(18,781)
Total operating expenses	$(393,104)	$(599,611)	$206,507
Loss from operations	$(349,115)	$(579,977)	$230,862
Other income (expenses), net	(4,020)	(9,410)	5,390
Gain on debt settlement	28,504	34,866	(6,362)
Loss before income taxes	$(324,631)	$(554,521)	$229,890
Income tax (provision)	---	---	---
Net loss from continuing operations	$(324,631)	$(554,521)	$229,890

The differing results of operations are primarily attributable to the following for the year ended December 31, 2012:

▪
a slight decrease in net revenues attributable to a decrease in retail sales for our Greek and Hebrew Tutor software products, offset to some degree, however, by a decrease in sales returns attributable to our FormTool® product line;

▪	a decrease in cost of sales due to the corresponding decrease in our direct costs and freight costs associated with the unit volume decline in our Greek and Hebrew Tutor software product sales;
▪	a decrease in sales, marketing and general and administrative expenses resulting from ongoing cost-cutting initiatives;
▪
the taking of an impairment expense related to previously capitalized website development costs for our FormTool.com website as we have postponed indefinitely the plan to revamp the website due to a lack of available funds;

▪	a decrease in interest expense, included within Other income (expenses), due to a reduction in the principal amounts of our trade payables and note payables; and
▪
a decrease in gain realized on debt settlements as a result of the fewer negotiations that were successfully pursued during 2012 with either vendors to satisfy existing trade payable obligations, customers to whom credit balances had been owed by us, or settlements reached with former employee(s) for previously accrued payroll that was owed.

In the past, our software products have been highly seasonal. More than 50% of our annual sales have occurred in the five months of September through January; the five months of April through August have generally been our weakest, generating less than 30% of our annual sales. Although there can be no assurance, our continuing operations may experience the same seasonality as in previous years.

Revenues

The following table presents our revenues for continuing operations for the years ended December 31, 2012 and December 31, 2011 and dollar and percentage changes from the prior year.

					Change
Revenues for Continuing Operations for Years Ended December 31	2012	% to Sales	2011	% to Sales	$	%
Gross revenues	$57,634	100%	$83,557	100%	$(25,923)	31%
Less estimated sales returns and allowances	(41)	0%	(20,907)	25%	20,866	100%
Net revenues	$57,593	100%	$62,650	75%	$(5,057)	8%

The decrease in gross revenues for the year ended December 31, 2012 was attributable to a sharp fall-off in demand in the retail channel for our Greek and Hebrew Tutor software products due largely, we believe, to the lack of recent updating of the products and their lack of compatibility with newer platform technologies. Another contributing factor to this decline was the loss of a major customer for these products, Lifeway Christian Resources. Offsetting to some degree the decrease in gross revenues year-over-year, however, was a very significant decrease in sales returns and allowances for the year ended December 31, 2012, almost exclusively attributable not to an extraordinary improvement in 2012 but rather to the extraordinarily high baseline percentage of 2011, a result of our having experienced a marked increase in wholesale return volume of FormTool® units due to a sharp drop in retail demand for it.
Cost of Sales

Cost of sales consists primarily of direct costs, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, and shipping our products. Cost of sales decreased approximately $29,000 from approximately $43,000 for the year ended December 31, 2011 to $14,000 for the year ended December 31, 2012. The overall decrease in cost of sales for the year ended December 31, 2012 is mainly attributable to the decrease in direct costs and freight costs.  The decrease in direct costs and freight costs are attributable to the following:

▪	a decrease in our retail sales for our Greek and Hebrew Tutor software products;
▪	a relative percentage increase year over year in online, downloadable FormTool® unit sales volume versus shipped unit sales volume; and
▪	a portion of our FormTool® unit sales having originated with a third party and for which we do not incur any direct costs or freight costs.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Continuing Operations for Years Ended December 31	2012	% to Sales	2011	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	$3,412	6%	$12,958	16%	$(9,546)	74%
Bad debt provision	(100)	0%	(20,091)	24%	19,991	100%
Total sales and marketing	$3,312	6%	$(7,133)	9%	$10,445	146%
Personnel costs	$147,846	257%	$251,290	301%	$(103,444)	41%
Amortization and depreciation	21,612	37%	45,181	54%	(23,569)	52%
Accounting	59,261	103%	70,372	84%	(11,111)	16%
Legal	40,242	70%	119,594	143%	(79,352)	66%
Other general and administrative costs	102,050	177%	120,307	144%	(18,257)	15%
Total general and administrative	$371,011	644%	$606,744	726%	$(235,733)	39%
Total sales, marketing, general and administrative	$374,323	649%	$599,611	718%	$(225,288)	38%

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the year ended December 31, 2012:

▪	a decrease in advertising and direct marketing expenditures in relation to our FormTool® product line;
▪
a decrease in our bad debt provision made appropriate as a result of major improvements in the general collectability of the overwhelming majority of our accounts receivable following our sale of the QuickVerse® product line due to sales terms and customer profile;

▪
a large decrease in personnel expenses following divestiture of the QuickVerse® product line, including the elimination in its entirety of our fulfillment and development team and the cessation of our maintaining a chief technology officer;

▪
a lower depreciation expense due to the advancing age of our property and equipment, which consists principally of computer equipment, coupled with our utilization of accelerated depreciation rates, as well as a net reduction in our property and equipment base following the elimination of the last of our dedicated physical facilities during 2012;

▪	a decrease in amortization due to the following:
▪ the concluding of amortization in respect of the existing FormTool.com website in August 2011; and
▪
a decrease in the aggregate amortization expense of the FormTool® product line assets we acquired in February 2008, which, individually, are being written down over periods ranging in each case from less than one year to as many as ten years;

▪
a decrease in accounting expenses due to a decrease in audit fees attributable to the reduction in the scope of our existing business and operations, however partially offset by a modest increase in contractor fees for accounting work;

▪	a decrease in legal costs as we experienced substantially reduced needs for legal services year over year due to relative transactional dormancy; and
▪	an overall decrease in other general and administrative costs resulting from ongoing cost-cutting initiatives.

Due to the sale of the QuickVerse® product line, we did not recognize an expense for sales and marketing wages in continuing operations for the years ended December 31, 2012 and 2011.  In years past, these expenses had been associated exclusively with the QuickVerse® product line, and have thus since been included, if at all, in income from operations of discontinued component.

During the year ended December 31, 2012, there were no new developments to the FormTool® product line in regards to either the software program itself or the dedicated website.  Although we formulated plans prior to 2012 to develop a new version of our FormTool® software package as well as to undertake a cosmetic and functional makeover of the related marketing website, and executing such plans remains a relatively high priority, our ability to do so has been dependent, among other things, on our having available the requisite financial resources, which, to date, we have not, and which, looking ahead, is highly uncertain. At this time, and given these financial constraints, we are unable to provide any estimate in terms of our completing either the FormTool® product and/or website updates that we believe ought be meaningfully relied upon, and, moreover, there can be no assurance that, should financial resources become available, we will continue to be of a view that FormTool® is worthy of further investment as a business line given the current uncertainties surrounding our broader strategic objectives.

During the year ended December 31, 2012, we continued to market and sell our two language tutorial products, Greek Tutor™ and Hebrew Tutor™, to retail stores as well as to end users.  With sales on the decline, we believe that these software programs, too, are in need of updating, both for general market perception purposes and because of their current incompatibility with some of the newer platform technologies that have been widely adopted throughout the broader consumer software market.  Given the same financial constraints that have been and are likely to continue to impede advancements in our FormTool® line, however, there can be no assurance that we will be able to initiate and/or complete any such  update in the foreseeable future.

Provision for Income Taxes

For the years ended December 31, 2012 and 2011, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

As of December 31, 2012, we have net operating loss carryforwards, for federal income tax purposes, of approximately $8,603,000. These carryforwards are the result of income tax losses generated as follows:

Generated	Loss	Expiration
2001	$5,123,000	2021
2002	$235,000	2022
2005	$956,000	2025
2006	$584,000	2026
2008	$694,000	2028
2009	$366,000	2029
2010	$292,000	2030
2012	$353,000	2032

See Note 8, Income Taxes, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2012 for further information regarding the components of our income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which currently includes the ongoing expansion and upgrade of existing products, website and related promotional, marketing, and sales initiatives, as well as the pursuit of new product lines and/or businesses for potential acquisition. At this time it is unlikely that cash generated through our continuing operations will be sufficient to sustain our continuing operations indefinitely. Furthermore, our pursuit of an aggressive growth plan, whether based on internally developed products, licensing opportunities, or strategic product line and/or business acquisitions, will likely require funding from outside sources, at least to some degree. Funding from outside sources may include but is not limited to the pursuit of other financing options such as commercial loans, common stock and/or preferred stock issuances and convertible notes. At this time, we have no legally committed funds for future capital expenditures.

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

Working Capital	2012	2011
Current assets	$51,743	$236,516
Current liabilities	$366,685	$447,944
Retained deficit	$8,563,875	$8,265,331

While liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and while there can be no continuing assurance, the situation suggested by our consistently and significantly negative ratio of current assets to current liabilities has historically been manageable, at least minimally.

Cash Flows for Years Ended December 31	2012	2011	Change	%
Cash flows (used) by operating activities	$(214,467)	$(878,317)	$663,850	76%
Cash flows provided by investing activities	$--	$982,171	$(982,171)	100%
Cash flows provided by financing activities	$61,589	$35,748	$25,841	72%

Net cash used by operating activities for the year ended December 31, 2012 consisted mainly of cash payments going out for our legal and accounting vendors, our former content providers, and our remaining employees.  Comparatively, for the year ended December 31, 2011, we had a significant increase in the amount of cash going out in the form of payments to content providers, vendors and employees than we had cash coming in from customers. In large part, this was directly attributable to the efforts of our management following relinquishment to WORDsearch of control and responsibility of the business operations related to the QuickVerse® product line towards achieving a sharp reduction in our existing liabilities by initiating compromise-and-settlement negotiations with our existing creditors.

For the year ended December 31, 2012, we made no investment in capitalized software and website development.  The figure representing our investing activities for the year ended December 31, 2011, substantial by contrast, was very largely attributable to proceeds realized upon the sale of   the QuickVerse® product line.  The dramatic change year over year in investment was the result of our not having had other major product lines to replace QuickVerse® and into which we allocated development dollars.

Cash provided by financing activities for the years ended December 31, 2012 and 2011 resulted partly from our executive officers, corporate controller and members of our board of directors contributing their compensation to contributed capital in exchange for common stock at a value less than the amount otherwise due them .  Offsetting that, however, was the continuation of payments made on long-term notes payable during both years. In addition, the increase in cash flows provided by financing activities for the year ended December 31, 2012 was the result of fewer long-term notes payable obligations, and therefore, fewer payments made on long-term notes payable.

Overall, our cash position as of April 16, 2013 is highly strained and showing no signs of near-term improvement, and struggles with insolvency are continuous.

Financing

Looking ahead, we believe that completing an equity financing, or equity-linked financing, of some sort seems the only realistic option to sustain viability beyond approximately August, 2013.  However, there are currently no definitive plans for any such financing nor any definitive prospects identified from which it will be secured.  In connection with any such financing, we may issue additional shares of our common stock or securities exchangeable or exercisable for shares of our common stock, including but not limited to preferred stock, debentures, and purchase warrants.  Any such issuances would likely have the effect of depressing the market price of our common stock and, in any case given the historical market trading price of our common stock, would likely dilute the interests of our common stockholders, potentially very significantly.

Although no attempt has been made for several years now, we have been unable to secure any bank or other secured financing due to our internal financial ratios and negative working capital position, and we do not expect that we will be successful in securing any such financing if we were to recommence efforts to do so unless and until our ratios in this regard improve, something we believe to be unlikely absent the occurrence of a major business combination and/or equity or equity-linked financing transaction.

Contractual Liabilities

Since August 2011, we utilize approximately 650 square feet for our corporate offices in Elkhorn, Nebraska. Through arrangements made by our CEO, we currently do not pay rent or other maintenance fees or charges for these 650 square feet. In addition, we are not responsible for any taxes or insurance expenses associated with this space.

At December 31, 2012, there were no future minimum rental payments required under these lease agreements. See Note 11, Rental and Lease Information, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2011 for more detailed information.

The Potential Impact of Known Facts, Commitments, Events and Uncertainties on Future Operating Results or Future Liquidity Requirements

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2012 for information regarding the potential effects of new accounting pronouncements on our results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Stockholders of FindEx.com, Inc.

We have audited the accompanying consolidated balance sheets of FindEx.com Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended.  Findex.com Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FindEx.com Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of operations and cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss from continuing operations of $324,631 during the year ended December 31, 2012, and, as of that date, had a working capital deficiency of $314,942 and a retained deficit of $8,563,875. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Brimmer, Burek & Keelan LLP
Tampa, Florida

April 16, 2013

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$8,751	$161,629
Accounts receivable, trade, net	920	8,104
Receivable, in escrow	36,957	47,264
Inventories, net	2,578	4,629
Other current assets	2,537	14,890
Total current assets	51,743	236,516
Property and equipment, net	868	2,295
Intangible assets, net	71,169	91,503
Other assets	---	18,781
Total assets	$123,780	$349,095

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current portion of term debt	$28,783	$33,188
Accrued royalties	48,955	37,825
Accounts payable, trade	110,982	131,114
Accounts payable, related parties	15,062	10,561
Accrued payroll	27,328	60,463
Other current liabilities	21,207	21,410
Other current liabilities from discontinued operations	114,368	153,383
Total current liabilities	366,685	447,944
Long-term debt, net	---	---
Deferred income taxes, net	---	---
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively	---	-- -
Common stock, $.001 par value
120,000,000 shares authorized,
103,635,060 and 77,993,935 shares issued and outstanding, respectively	103,635	77,994
Paid-in capital	8,217,335	8,088,488
Retained (deficit)	(8,563,875)	(8,265,331)
Total stockholders’ equity (deficit)	(242,905)	(98,849)
Total liabilities and stockholders’ equity (deficit)	$123,780	$349,095

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2012		2011

Revenues, net of reserves and allowances		$57,593	$62,650
Cost of sales		13,604	43,016
Gross profit		43,989	19,634
Other operating income and expenses:
Sales and marketing expenses		3,312	(7,133)
General and administrative expenses		371,011	606,744
Impairment expense		18,781	---
Total operating expenses		393,104	599,611
Loss from operations		(349,115)	(579,977)
Other income (expenses), net		(145)	2,947
Interest expense		(3,875)	(12,357)
Gain on debt settlement		28,504	34,866
Loss from continuing operations before income taxes		(324,631)	(554,521)
Income tax (provision)		---	---
Loss from continuing operations		$(324,631)	$(554,521)
Discontinued operations (Note 13):
Income from operations of discontinued component	$	---	$179,777
Gain on sale of software product line		---	977,842
Impairment expense		---	(288,587)
Gain on debt settlement		26,087	614,117
Income tax (provision)		---	---
Income from discontinued operations, net of taxes		26,087	1,483,149
Net income (loss)		$(298,544)	$928,628

Net earnings (loss) per share - Basic & Diluted:
Net loss per share from continuing operations	$	---	$(0.01)
Net income per share from discontinued operations	$	---	$0.02
Net income (loss) per share	$	---	$0.01

Weighted average shares outstanding:
Weighted average shares used in computing basic and diluted income (loss) per share		79,745,378	69,569,690

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2010	67,349,153	$67,349	$7,988,833	$(9,193,959)	$(1,137,777)
Common stock issued for services	10,644,782	10,645	99,655	---	110,300
Net income, December 31, 2011	---	---	---	928,628	928,628
Balance, December 31, 2011	77,993,935	$77,994	$8,088,488	$(8,265,331)	$(98,849)
Common stock issued for services	25,641,125	25,641	128,847	---	154,488
Net loss, December 31, 2012	---	---	---	(298,544)	(298,544)
Balance, December 31, 2012	103,635,060	$103,635	$8,217,335	$(8,563,875)	$(242,905)

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2012	2011

Cash flows from operating activities:
Cash received from customers	$73,884	$744,961
Cash paid to suppliers and employees	(287,517)	(1,617,560)
Other operating receipts	---	421
Interest paid	(838)	(6,531)
Interest received	4	392
Net cash (used) by operating activities	(214,467)	(878,317)
Cash flows from investing activities:
Proceeds from sale of property and equipment	---	2,851
Proceeds from sale of software product line	---	975,000
Deposits refunded, net	---	4,320
Net cash provided by investing activities	---	982,171
Cash flows from financing activities:
Payments made on term debt	(4,405)	(42,666)
Proceeds from issuance of common stock	24,596	---
Contributed Capital	41,398	78,414
Net cash provided by financing activities	61,589	35,748
Net (decrease) increase in cash and cash equivalents	(152,878)	139,602
Cash and cash equivalents, beginning of year	161,629	22,027
Cash and cash equivalents, end of year	$8,751	$161,629

Reconciliation of net (loss) income to cash flows from operating activities:
Net (loss) income	$(298,544)	$$928,628
Adjustments to reconcile net (loss) income to net cash (used) by operating activities:
Stock issued for services	88,493	31,886
Bad debts provision	(100)	(20,091)
Depreciation & amortization	21,611	45,181
Loss (gain) on sale of property and equipment	150	(2,134)
(Gain) on debt settlement	(54,591)	(648,983)
(Gain) on sale of software product line	---	(977,842)
Loss on impairment expense	18,781	288,587
Change in assets and liabilities:
Decrease in accounts receivable	17,591	73,966
Decrease in inventories	2,051	60,033
Decrease in prepaid expenses	12,354	24,151
(Decrease) in accrued royalties	(1,799)	(153,684)
Increase (decrease) in accounts payable	12,874	(350,126)
(Decrease) in other liabilities	(33,338)	(177,889)
Net cash (used) by operating activities	$(214,467)	$(878,317)

See accompanying notes.

Findex.com, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

DISCONTINUED OPERATIONS

On May 5, 2011, we entered into a Software Product Line Purchase Agreement with WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from us all of the assets associated with the QuickVerse® product line which centered around our industry-leading Bible-study software program. The specific assets conveyed include, among others, the underlying software source code, registered trade names, and existing product inventories. As a result, we have classified this asset and any associated liabilities as well as all revenues and expenses directly related to the QuickVerse® product line as discontinued operations for the years ended December 31, 2012 and 2011.  See Note 15.

ACCOUNTING METHOD

We recognize income and expenses on the accrual basis of accounting.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries after eliminations.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Significant estimates used in the consolidated financial statements include the estimates of (i) doubtful accounts, sales returns and price protections, (ii) provision for income taxes and realizability of the deferred tax assets, and (iii) the life and realization of identifiable intangible assets. The amounts we will ultimately incur or recover could differ materially from current estimates.

CONCENTRATIONS

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents at well-known, quality financial institutions. We currently maintain our cash balances in one financial institution located in Omaha, Nebraska. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. For the years ended December 31, 2012 and 2011, we did not have any cash balances that exceeded the amount that would have been covered by the federal insurance.

Within our operations as a whole, including those operations now classified as discontinued operations, we sell a majority of our products to consumers through distributors, Christian bookstores, Internet and direct marketing efforts. Although we attempt to prudently manage and control accounts receivable and perform ongoing credit evaluations in the normal course of business, we generally require no collateral on our product sales. During 2012, we incurred sales transactions with approximately 300 consumers and 10 retail bookstores and/or distributors.  Our top five retail customers in aggregate accounted for 63% and 21% of gross sales for the years ended December 31, 2012 and 2011, respectively, as indicated below:

Sales to Top 5 Retail Customers – Percent to Total Sales
	Customers
	A	B – E Combined	Total
2012	52%	11%	63%
2011	9%	12%	21%

Accounts receivable relating to customer A was $-0- and $-0- at December 31, 2012 and 2011, respectively.

During the years ended December 31, 2012 and 2011, we derived our total revenue from the following sales breakdown:

	2012	2011
FormTool®	90%	7%
QuickVerse®	0%	86%
Other software titles	10%	7%
Total	100%	100%

During the years ended December 31, 2012 and 2011, three vendors provided purchases individually of 10% or more of the total product and material purchases for our operations as a whole, including those operations now classified as discontinued operations, as follows:

Major Vendors – Percent to Total Product and Material Purchases
	Vendors
	A	B	C	Total
2012	50%	49%	1%	100%
2011	54%	14%	11%	79%

Accounts payable relating to vendors A, B and C was $-0- and $-0- at December 31, 2012 and 2011, respectively

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

SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20-25, Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a “beta” version for testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months, but up to 60 months), or (ii) the ratio of current revenues to total projected product revenues. We did not recognize any capitalized software development costs or associated accumulated amortization for the years end December 31, 2012 and 2011, respectively.

Capitalized software development costs are stated at the lower of amortized costs or net realizable value. Recoverability of these capitalized costs is determined at each balance sheet date by comparing the forecasted future revenues from the related products, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues.  We have written down capitalized software developments costs associated with the discontinued operations and have recorded an impairment expense of $-0- and $264,506 for the years December 31, 2012 and 2011, respectively, which has been included in discontinued operations. See Note 15.

ASC 730, Research and Development, provides accounting and reporting standards for research and development. In accordance with ASC 730-10, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $-0- and $153,627 for the years ended December 31, 2012 and 2011, respectively, included in general and administrative expenses of discontinued operations.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in Other assets from continuing operations on our Consolidated Balance Sheets, were $-0-, less accumulated amortization of $-0- at December 31, 2012. As a result of the decision to postpone indefinitely the plan to revamp our FormTool.com website due to a lack of available financial and human resources, we have written down capitalized website developments costs and have recorded an impairment expense of $18,781 in continuing operations for the year ended December 31, 2012. See Note 15.

REVENUE RECOGNITION

Within our operations as a whole, including those operations now classified as discontinued operations, we derive revenues from the sale of packaged software products and software distributed electronically via the Internet. We recognize software revenue for software products in accordance with ASC 985-605, Software Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists (generally a purchase order), we have delivered the product, the fee is fixed or determinable and collectability is probable.

In some situations, we receive advance payments from our customers. We defer revenue associated with these advance payments until we ship the products or offer the support. During the year ended December 31, 2012, we received an advance payment of $15,000 as part of an amended licensing agreement with a certain publisher whom sells our FormTool® product line. The advanced payment was to be applied against future royalties owed to us by the publisher for sales generated from the FormTool® product line. During the year ended December 31, 2012, sales exceeded the royalty advance payment of $15,000; and therefore, the deferred revenue has been fully recognized. Finally, the amended licensing agreement also extended the initial term of the agreement by three years

Product Revenue

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

No options or warrants were issued during the year ended December 31, 2012.

We maintain a policy of issuing authorized but unissued shares of common stock to satisfy share option and warrant exercises.

LEGAL COSTS RELATED TO LOSS CONTINGENCIES

We accrue legal costs expected to be incurred in connection with a loss contingency as they occur.  We did not accrue any legal costs related to a loss contingency during the years ended December 31, 2012 and 2011.

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

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

For the Year Ended December 31	2012	2011

Numerator for continuing operations:
Net loss from continuing operations	$(324,631)	$(554,521)

Numerator for discontinued operations:
Net income from discontinued operations	$26,087	$1,483,149

Numerator for net income (loss):
Net income (loss)	$(298,544)	$928,628

Denominator for continuing operations and discontinued operations:
Denominator for basic per share amounts – weighted average shares	79,745,378	69,569,690
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Denominator for diluted per share amounts - weighted average shares	79,745,378	69,569,690

FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise indicated, the fair values of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments because of the short maturity of those instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

At December 31, 2012, there were no recent accounting pronouncements that we believe would have a material impact on our consolidated financial statements.

RECLASSIFICATIONS

Certain accounts in our 2011 financial statements have been reclassified for comparative purposes to conform with the presentation in our 2012 financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. However, as of December 31, 2012 and 2011, we had negative working capital of $314,942 and $211,428, respectively, and had an accumulated deficit of $8,563,875 and $8,265,331, respectively. Although these factors raise substantial doubt about our ability to continue as a going concern, we have taken several actions in an attempt to mitigate the risk that we will be unable to continue as a going concern through December 31, 2012. These actions include pursuing the sale of product lines and pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 3 – BALANCE SHEET DETAILS

Details of certain balance sheet captions within continuing operations are as follows:

Year ended December 31,	2012	2011

Accounts receivable, trade, net:
Gross trade accounts receivable	$1,320	$8,604
Less: allowance for doubtful accounts	(400)	(500)
Net accounts receivable, trade	$920	$8,104

Allowance for doubtful accounts:
Beginning balance for total operations	$500	$21,000
Bad debts provision (included in Sales and marketing expenses)	(100)	(20,091)
Accounts written off	---	(409)
Collection of accounts previously written off	---	---
Ending balance for total operations	$400	$500
Less: portion attributed to discontinued operations	---	---
Ending balance for continuing operations	$400	$500

Inventories, net:
Raw materials	$2,262	$2,477
Finished goods	2,591	3,152
Less: reserve for obsolete inventory	(2,275)	(1,000)
Net inventories	$2,578	$4,629

Reserve for obsolete inventory:
Beginning balance for total operations	$1,000	$9,108
Provision for obsolete inventory	1,298	(7,957)
Obsolete inventory written off	(23)	(151)
Ending balance for total operations	$2,275	$1,000
Less: portion attributed to discontinued operations	---	---
Ending balance for continuing operations	$2,275	$1,000

Other current assets:
Prepaid expenses	$2,537	$14,890
Total other current assets	$2,537	$14,890

Property and equipment, net
Computer equipment	$4,253	$4,253
Office furniture and fixtures	757	1,357
Warehouse equipment	1,299	1,299
Total property and equipment	6,309	6,909
Less: accumulated depreciation	(5,441)	(4,615)
Net property and equipment	$868	$2,295

Intangible assets, net
Software license agreement, net
Cost	$214,638	$214,638
Less: accumulated amortization	(143,469)	(123,135)
Net intangible assets	$71,169	$91,503

Amortization related to the FormTool® software license agreement, included in General and administrative expenses on our Consolidated Statements of Operations, was $20,334 and $22,844 for the years ended December 31, 2012 and 2011, respectively.

Other current liabilities:
Reserve for directors’ fees	$13,000	$15,000
Reserve for sales returns	200	1,500
Accrued interest	3,577	540
Other accrued expenses	4,430	4,370
Total other current liabilities	$21,207	$21,410

Reserve for sales returns (included in Other current liabilities):
Beginning balance for total operations	$1,500	$115,756
Return provision – sales	1,300	62,400
Return provision – cost of sales	(195)	(9,360)
Returns processed	(1,145)	(60,728)
Returns provision	(1,260)	(106,568)
Ending balance for total operations	$200	$1,500
Less: portion attributed to discontinued operations	---	---
Ending balance for continuing operations	$1,500	$12,733

NOTE 4 – RECEIVABLE IN ESCROW

For the years ended December 31, 2012 and 2011, we had a receivable held in escrow by WORDsearch Corp., L.L.C in the amount of $36,957 and $47,264, respectively. As part of the Software Product Line Purchase Agreement for the sale of our QuickVerse® product line, it was agreed that WORDsearch would hold a portion of the original purchase price of $975,000 in cash in escrow. These funds were and continue to be held for settlement agreements reached with certain of our royalty content providers pursuant to which reductions in the total accrued royalty balance owed by us to them were and continue to be finalized, which agreements were part of a broad initiative on our part arising in connection with our sale to WORDsearch of our QuickVerse® product line. See Note 15.

NOTE 5 – DEBT

At December 31, 2012 and 2011, the current portion of term debt consisted of the following:

	2012		2011

Unsecured term note payable to a finance company due March 2012 in monthly installments of $1,483, including interest at 5.89% APR.	$	---	$4,405

Unsecured term note payable to a former shareholder due January 2012, plus interest at 5% APR. Interest on overdue principal accruing at 10% APR.		28,783	28,783
Current portion of debt		$28,783	$33,188

At December 31, 2012, we were in arrears on the unsecured term note payable to a former shareholder.

NOTE 6 – IMPAIRMENT EXPENSE

As a result of the decision to postpone indefinitely the plan to revamp our FormTool.com website due to a lack of available financial and human resources, we tested for impairment certain intangible assets associated with the FormTool® product line. In accordance with ASC 360-10-35, Property, Plant, and Equipment, Overall, Subsequent Measurement, we recognized a total impairment expense of $18,781 during the year ended December 31, 2012 for the intangible assets related to capitalized website development costs.  This has been treated as an operating expense and included in Impairment expense on our Consolidated Statement of Operations.

NOTE 7 – GAIN ON DEBT SETTLEMENT

During the year ended December 31, 2012 and 2011, we recognized income from debt forgiveness totaling $28,504 and $34,866, respectively. This income from debt forgiveness mainly results from settlement agreements involving certain of our vendors whom trade payables were owed by us to them, settlement agreements involving certain of our customers whom credit balances were owed by us to them, as well as a settlement with a former employee with whom we had payroll accrued and unpaid from June 2010 through September 2011. This has been treated as a gain from extinguishment of debt and included in Gain on debt settlement on our Consolidated Statement of Operations.

NOTE 8 – INCOME TAXES

The provision for taxes on income from continuing operations for the years ended December 31, 2012 and 2011 consisted of the following:

	2012		2011

Current:
Federal	$	---	$	---
State		---		---
Net current income tax expense		---		---
Deferred:
Federal		---		---
State		---		---
Net deferred income tax expense		---		---
Total tax provision	$	---	$	---

The provisions for income taxes differ from the amounts computed by applying the federal statutory rate due to the following:

	2012		2011

Expense (benefit) at Federal statutory rate – 34%		$(97,240)		$315,860
State tax effects, net of Federal taxes		(486)		1,579
Nondeductible expenses		69		190
Nontaxable income		---		---
Deferred tax asset valuation allowance		97,657		(317,629)
Income tax expense	$	---	$	---

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our total and net deferred tax assets, deferred tax asset valuation allowances and deferred tax liabilities at December 31, 2012 and 2011 are as follows:

For the years ended December 31	2012		2011
Total current deferred income tax asset		$10,500		$28,300
Total non-current deferred income tax asset		2,920,200		2,799,600
Total deferred income tax asset		2,930,700		2,827,900
Less: Valuation allowance		(2,958,100)		(2,845,800)
Deferred income tax asset, net		(27,400)		(17,900)
Total deferred income tax liability		27,400		17,900
Deferred income tax liability, net	$	---	$	---

A valuation allowance has been recorded primarily related to tax benefits associated with income tax operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable. The valuation allowance for deferred tax assets was increased by $112,200 during the year ended December 31, 2012 and decreased by $288,600 during the year ended December 31, 2011.

At December 31, 2012, we had available net operating loss carryforwards of approximately $8,603,000 for federal income tax purposes that have a range of expiration dates beginning in the year of 2021 and extending through the year of 2032. The federal carryforwards resulted from losses generated in 1996 through 2002, 2005, 2006, 2008, 2009, 2010 and 2012.

We adopted the provisions of FIN No. 48 (now codified as ASC 740) as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. Federal, Nebraska, Iowa, Texas and Illinois as our “major” tax jurisdictions. Generally, we remain subject to examination of our 2008 through 2011 U.S. Federal, Nebraska, Iowa, Texas and Illinois income tax returns.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

COMMON STOCK

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

In December, 2012, we committed to issue a total of 8,000,000 restricted shares of common stock to our outside directors, at the closing price of December 6, 2012 ($0.0075), in lieu of cash for services from October 1, 2011 through September 30, 2012. These services were valued at $60,000; however, the board of directors determined that the difference between the value of the restricted shares of common stock and their services would be recorded as contributed capital.

In December, 2012, we committed to issue a total of 1,200,000 restricted shares of common stock to a consultant, whom later was appointed to fill a vacancy on our Board of Directors, at the closing price of December 6, 2012 ($0.0075), in lieu of cash for business development advisory services with a consultant. These services, which remained accrued and unpaid since the year ended 2007, were previously valued at $9,000; however, the board of directors determined that the difference between the value of the restricted shares of common stock and the corresponding services would be recorded as contributed capital.

In December, 2012, we committed to issue a total of 5,524,533 restricted shares of common stock to our Chief Executive Officer at the closing price of December 6, 2012 ($0.0075), as compensation for the payroll and vacation accrued and unpaid from July 2010 through September 2012. These services were valued at $51,300; however, the board of directors determined that the difference between the value of the restricted shares of common stock and the corresponding services would be recorded as contributed capital.

In December, 2012, we committed to issue a total of 1,077,867 restricted shares of common stock to our corporate controller at the closing price of December 6, 2012 ($0.0075), as compensation for the payroll and vacation accrued and unpaid from July 2012 through September 2012. These services were valued at $9,591; however, the board of directors determined that the difference between the value of the restricted shares of common stock and the corresponding services would be recorded as contributed capital.

In December, 2012, two of our outside board of directors entered into common stock subscription agreements to purchase from the Company a total of 9,838,725 restricted shares of common stock at a price of twenty five thousands of a dollar ($0.0025) per share, such price being paid as of December 6, 2012 to the Company in cash.

COMMON STOCK OPTIONS

In July 2011, 175,000 vested stock options with an exercise price of $0.11 held by a former outside board member expired unexercised.  We did not grant any options or other stock-based awards to the holder of the options during the six month periods preceding or following the option expirations.

COMMON STOCK WARRANTS

For the years ended December 31, 2012 and 2011, no warrants were issued or expired.

NOTE 10 – STOCK-BASED COMPENSATION

Our 1999 Stock Incentive Plan authorizes the issuance of various forms of stock-based awards including incentive and nonqualified stock options, stock appreciation rights attached to stock options, and restricted stock awards to our directors, officers and other key employees. The plan has been approved by our stockholders and as such, provides certain income tax advantages to employees as provided under Sections 421, 422, and 424 of the Internal Revenue Code. Stock options are granted at an exercise price as determined by our board at the time the option is granted and may not be less than the par value of such shares of common stock. None of the options granted under the plan have been granted with an exercise price less than fair value of the common stock on the date of grant. Stock options vest quarterly over three years and have a term of up to ten years. The plan authorizes an aggregate of 1,500,000 shares of common stock may be issued. We did not grant any options under the plan during 2012 or 2011.

In addition, we issue various forms of stock-based awards including nonqualified stock options and restricted stock awards to directors, officers, other key employees and third-party consultants, outside of the plan. Awards granted outside of the plan have been granted pursuant to equity compensation arrangements that have not been approved by our stockholders. These awards are granted at an exercise price as determined by our board at the time of grant and are not less than the par value of such shares of common stock. None of the options granted outside of the plan have been granted with an exercise price less than fair value of the common stock on the date of grant. Stock options granted outside of the plan vest as determined by our board at the time of grant and have a term of up to ten years. We did not grant any options outside of the plan during 2012 or 2011 to non-executive employees. During the year ended December 31, 2011, a total of 175,000 vested stock options expired unexercised. See Note 9.

For the year ended December 31, 2012, there was no activity under our stock option plans. Furthermore, there were no non-vested equity instruments at the beginning of the year, end of the year, granted or forfeited during the year.

No other equity instruments were issued during 2012 to acquire goods and services. See Note 9.

NOTE 11 – RENTAL AND LEASE INFORMATION

OPERATING LEASES

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

Rental expense for the years ended December 31, 2012 and 2011 amounted to $-0- and $20,636, respectively.

At December 31, 2012, there were no future minimum rental payments required under these leases and/or arrangements.

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

The employment agreement with our Chief Executive Officer expired on April 14, 2010. This agreement was not extended nor is a new agreement being considered. Our Chief Executive Officer, however, has continued to be employed by us on an at-will basis since the expiration of his employment agreement at the following base annual salary rates:

Chief Executive Officer
Base Annual Salary	$75,000

Although the employment agreement has expired, we have accrued the following for our Chief Executive Officer as of December 31, 2012:

Accrued Base Salary
Included in Accrued Payroll at December 31, 2012	$20,495

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

After the divesture of the QuickVerse® product line in 2011 and as a result largely leaving the Christian publishing space, our Chief Executive Officer entered into a license agreement for an updated version of the ClickArt software program. Given the shift in the company's strategy to focus largely on acquiring or merging with another company and to develop its remaining software assets outside of the Christian space, the board of directors had no objection to the CEO entering into such agreement and felt there was no conflict of interest.

NOTE 14 – RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We are dependent upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to us, operations could be adversely affected.

NOTE 15 – DISCONTINUED OPERATIONS

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

On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which is transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced.  As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, which meant that we were able to deliver to WORDsearch the last in a series of officer’s certificates required thereunder. Having delivered such certificate to WORDsearch on April 13, 2012, the sale of the QuickVerse® product line to WORDsearch was complete. At December 31, 2012 and 2011, we had a receivable held in escrow by WORDsearch in the amount of $36,957 and $47,264, respectively.  These funds are held in escrow for settlement agreements yet to be reached with certain of our royalty content providers for remaining accrued royalty balances owed by us to them. See Note 4.

As a result of the decision to sell the QuickVerse® product line, we have classified this asset as discontinued operations for the years ended December 31, 2012 and 2011. We have recorded the remaining class of liabilities for the QuickVerse® product line as presented below:

Year ended December 31,	2012	2011

Other current liabilities from discontinued operations:
Accrued royalties	$114,368	$153,383
Other current liabilities from discontinued operations	$114,368	$153,383

The following table presents the results of operations of our discontinued operations for the years ended December 31, 2012 and 2011:

Year Ended December 31,	2012	2011
Gross revenues $	---	$658,329
Less estimated sales returns and allowances	---	64,272
Net revenues	---	722,601
Cost of sales	---	162,899
Gross profit	---	559,702
Operating expenses:
Advertising and direct marketing	---	54,645
Sales and marketing wages	---	101,777
Total sales and marketing	---	156,422
Research and development	---	153,627
Rent	---	20,636
Other general and administrative costs	---	49,240
Total general and administrative	---	223,503
Income from operations of discontinued component	---	179,777
Gain on sale of software product line	---	977,842
Impairment expense	---	(288,587)
Gain on debt settlement	26,087	614,117
Income tax (provision)	---	---
Income from discontinued operations, net of taxes	$26,087	$1,483,149

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

GAIN ON DEBT SETTLEMENT

During the years ended December 31, 2012 and 2011, we recognized income from debt forgiveness totaling $26,087 and $614,117, respectively. This income from debt forgiveness results from agreements reached with certain of our royalty content providers pursuant to which reductions in the total accrued royalty balance owed by us to them were finalized, which agreements were part of a broad initiative on our part arising in connection with our sale to WORDsearch of our QuickVerse® product line.  This has been treated as a gain from extinguishment of debt and included in Gain on debt settlement within discontinued operations on our Consolidated Statement of Operations.

NOTE 16 – SUBSEQUENT EVENTS

On December 31, 2012 Mr. Gordon Landies resigned, effective immediately, as a member of our board of directors, as well as from our compensation committee. Mr. Landies has informed the Company that other professional obligations prevent him from continued participation on our board of directors. Mr. Landies has had no disagreements at any time with the Company on any matters related to our operations, policies or practices.

As of the date hereof, an active search for an independent director to fill the vacancy created by Mr. Landies’ resignation is underway, and while the Company has not yet identified a suitable replacement, it will make every effort to do so as soon as possible.

The date to which events occurring after December 31, 2012, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is April 16, 2013, which is the date on which the financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K December 31, 2012, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).

Our management, under the supervision of our Chief Executive Officer/Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on the assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2012. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of 2012, there were no changes in our internal control over financial reporting, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

There were no reportable events under this Item 9B during the fourth quarter of the fiscal year ended December 31, 2012.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers and their ages as of April 16, 2013 were as follows:

Name	Age	Position
Steven Malone	46	Director, Chairman of the Board, President and Chief Financial Officer
John A. Kuehne, CA	55	Director

Steven Malone — Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer

Mr. Malone has served as our President and Chief Executive Officer since March 2001, as a director and Chairman of the Board since February 2002 and as Chief Financial Officer since July 2010. Between July 2000 and March 2001, Mr. Malone was Senior Vice President and between June 1999 and July 2000 he was a Vice President. Mr. Malone possesses over twenty years of experience in the computer industry, with the last nineteen focused on software sales. As a National Account Manager from 1992 to 1996 for Grolier Interactive, he was responsible for their largest retail and distribution accounts. As Director of Corporate Sales from 1996 to 1998 for Software Publishing Corporation, he was responsible for the on-going sales growth of premiere corporate products, such as the award winning Harvard Graphics, as well as the introduction of several new products to the corporate marketplace. As Director of Sales from 1998 to1999 for InfoUSA, he was responsible for sales and marketing of InfoUSA’s products to retail, distribution, OEM and corporate accounts.

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

Board of Directors Committees

Currently our two standing committees comprised of members of our board of directors are our audit committee and our compensation committee.  Since December 2000, our board of directors has maintained an audit committee.  As of April 16, 2013, the audit committee consisted of one member, John Kuehne.  Mr. Kuehne is considered to be a “financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and each qualifies as an “independent” under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.  Since July 2003, we have maintained a compensation committee. We currently have one member, John A. Kuehne, serving on our compensation committee.

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

The following table sets forth the compliance reporting under Section 16(a) for the fiscal year ended December 31, 2012.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Steven Malone	---	---	---
John A. Kuehne	1	1	---
Gordon A. Landies	1	1	---
William J. Bush	---	---	---
William Terrill	---	---	---

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation awarded to, earned or paid, for each of the last two fiscal years to our Chief Executive Officer and each of our executive officers earning a total compensation of $100,000 or more during any such fiscal year. Steven Malone has served as our President and Chief Executive Officer since March 2001 and as our Chief Financial Officer since July 2010. William Terrill served as our Chief Technology Officer from July 2002 through February 2012.  No other individuals employed by us earned a total compensation in excess of $100,000 during the fiscal year ended December 31, 2012.

Summary Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($) (a)		Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($)		All Other Compensation ($) (b)		Total ($)
Steven Malone,	2012	$96,923		$14,424	$	---	$	---	$	---	$	---	$	---	$111,347
President, Chief Executive Officer and Chief Financial Officer	2011	$140,145		$5,529	$	---	$	---	$	---	$	---		$14,424	$160,098

William Terrill,	2012	$3,000	$	---	$	---	$	---	$	---	$	---		$14,250	$17,250
Chief Technology Officer	2011	$101,448		$5,966	$	---	$	---	$	---	$	---	$	---	$107,414

(a) In December 2012, our board of directors authorized the issuance of restricted stock compensation awards to our Chief Executive Officer as compensation for vacation accrued and unpaid from July 2010 through September 2012. The restricted shares of common stock were committed to be issued on December 6, 2012 with a closing price of $0.0075 per common share. In November 2011, our board of directors authorized the issuance of restricted stock compensation awards to our executive officers, Steven Malone and William Terrill, as compensation for services in lieu of cash for half of the payroll accrued and unpaid from June 2010 through September 2011. The restricted shares of common stock were committed to be issued on November 17, 2011 with a closing price of $0.0027 per common share.

(b) For 2012, this represents compensation earned for services as an outside consultant. For 2011, this represents earnings accrued at the end of each fiscal year for vacation hours earned that would be required to be paid in connection with any termination, including without limitation through retirement, resignation, severance or constructive termination of any such executive officer's employment.

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

As of the fiscal year ended December 31, 2012, we did not have any outstanding equity awards, specifically unexercised options, stock that has not vested, and equity incentive plan awards, held by the executive officers.  Furthermore, we did not grant stock options to our executive officers during the fiscal year ended December 31, 2012, and no executive exercised any stock options during the fiscal year 2012.

EMPLOYMENT AGREEMENTS

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

On December 6, 2012, we resolved to issue our outside directors, John Kuehne and William J. Bush, each 3,200,000 restricted shares of common stock valued at $0.0075 per share in lieu of cash and meeting fees accrued and earned for the period of October 1, 2011 through September 30, 2012. In addition, on December 6, 2012, we resolved to issue our outside director, Gordon A. Landies, 1,600,000 restricted shares of common stock valued at $0.0075 per share in lieu of cash and meeting fees accrued and earned for the period of October 1, 2011 through September 30, 2012. While these services for the period of October 1, 2011 through September 30, 2012 performed by our board of directors were previously valued at a total of $60,000; the board of directors agreed that the difference between the value of the restricted shares of common stock and their services, which totaled $15,200, would be recorded as contributed capital.

As of the date hereof, we have accrued approximately $13,000 in director’s fees for our outside directors for the period of October 1, 2012 through December 31, 2012.

The following table sets forth the compensation of our outside directors for the fiscal year ended December 31, 2012.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
John Kuehne	$24,000	$	---	$	---	$	---	$	---	$	---	$24,000
Gordon A. Landies	$12,000	$	---	$	---	$	---	$	---	$	---	$12,000
William J. Bush	$22,000	$	---	$	---	$	---	$	---	$	---	$22,000

Mr. Kuehne has served as one of our directors since December 2000. Mr. Kuehne's compensation agreement provides for a monthly fee of $1,000 for committee services and a monthly fee of $1,000 for services as a “financial expert” (as defined in Item 407(d)(5) of Regulation S-K). We have accrued $2,000 a month for Mr. Kuehne’s services for the period of January 1, 2012 through December 31, 2012.

Mr. Landies has served as one of our directors since December 2007. Mr. Landies’ compensation agreement provides for a monthly fee of $1,000 for committee services. We have accrued $1,000 a month for Mr. Landies’ services for the period of January 1, 2012 through December 31, 2012. On December 31, 2012, Mr. Landies resigned, effective immediately, as a member of our board of directors as well as our compensation committee. Mr. Landies has informed the Company that other professional obligations prevent him from continued participation on our board of directors.

Mr. Bush has served as one of our directors since December 2007. Mr. Bush’s compensation agreement provides for a monthly fee of $1,000 for committee services and a monthly fee of $1,000 for services as a “financial expert” (as defined in Item 407(d)(5) of Regulation S-K). We have accrued $2,000 a month for Mr. Bush’s services for the period of January 1, 2012 through November 30, 2012. On December 7, 2012, Mr. Bush resigned, effective immediately, as a member of our board of directors as well as our audit committee. Mr. Bush has informed the Company that other professional obligations prevent him from continued participation on our board of directors.

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

The tables below set forth information regarding the beneficial ownership of our common stock as of April 16, 2013.  The information in these tables provides the ownership information for:

▪	each person known by us to be the beneficial owner of more than 5% of our common stock;
▪	each of our directors and executive officers; and
▪	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 103,635,060 shares of common stock currently outstanding (reflects a 1-for-50 reverse stock-split of our common stock that occurred in 1997 and a 1-for-20 reverse stock-split of our common stock that occurred on March 18, 1998). The address of each person listed is in care of Findex.com, Inc., 18151 Lafayette Avenue, Elkhorn, Nebraska 68022.

Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Gordon A. Landies (1)	20,900,000	20.17%
Common Stock	John A. Kuehne (2)	20,500,800	19.78%
Common Stock	Steven Malone (3)	14,173,428	13.67%
Common Stock	William J. Bush (4)	8,327,215	8.04%

(1)	Consists of 20,500,000 shares of common stock directly owned, and 400,000 shares of common stock indirectly owned through children.

(2)	Consists of 20,500,800 shares of common stock directly owned.

(3)	Consists of 11,746,561 shares of common stock directly owned, and 2,426,867 shares of common stock indirectly owned through spouse.

(4)	Consists 8,327,215 shares of common stock directly owned.

Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Steven Malone (1)	14,173,428	13.67%
Common Stock	John A. Kuehne (2)	20,500,800	19.78%
Common Stock	All officers and directors as a group (5 persons)	34,674,228	33.45%

(1)	Consists of 11,746,561 shares of common stock directly owned, and 2,426,867shares of common stock indirectly owned through spouse.

(2)	Consists of 20,500,800 shares of common stock directly owned.

As of April 16, 2013, we are not aware of any contract or other arrangement, including a pledge of the Company’s securities that could result in a change in the control of the Company.

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

DIRECTOR INDEPENDENCE

We currently have two directors serving on our Board of Directors, Mr. Malone and Mr. Kuehne.  We are not a listed issuer and, as such, are not subject to any director independence standards.  Using the definition of independence set forth in the rules of the American Stock Exchange, Mr. Kuehne would be considered an independent director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal independent accountants, Brimmer, Burek & Keelan LLP, for our last two fiscal years.

	2012		2011
Audit Fees (1)		$44,191		$68,713
Audit-Related Fees	$	---	$	---
Tax Fees	$	---	$	---
All Other Fees (2)		$70		$1,659

(1) Consists of fees for professional services rendered in connection with the audits of our financial statements included in our annual reports on Form 10-K for the years-ending 2011 and 2010, and the review of our financial statements included in our quarterly reports on Form 10-Q for the periods ending March 31, 2012 and 2011, June 30, 2012 and 2011, and September 30, 2012 and 2011.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2011.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

14.1	Code of Ethics, adopted by Board of Directors April 16, 2013. FILED HEREWITH.

21.1	Subsidiaries of Findex.com, Inc. as of December 31, 2012. FILED HEREWITH.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated April 16, 2013. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated April 16, 2013. FILED HEREWITH.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

By: /s/ Steven Malone
Steven Malone
President, Chief Executive Officer and Chief Financial Officer

Date: April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President, Chief	April 16, 2013
Steven Malone	Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting Officer)

/s/ John A. Kuehne	Director	April 16, 2013
John A. Kuehne