Form 10-Q
period 2013-03-31
FINDEX COM INC
filed 2013-05-20
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 20, 2013, the registrant had outstanding 103,635,060 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED MARCH 31, 2013

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$246	$8,751
Accounts receivable, trade, net	683	920
Receivable, in escrow, net	34,336	36,957
Inventories, net	2,570	2,578
Other current assets	3,712	2,537
Total current assets	41,548	51,743
Property and equipment, net	629	868
Intangible assets, net	49,500	71,169
Total assets	$91,676	$123,780

Liabilities and stockholders' equity (deficit)
Current liabilities:
Current portion of term debt	$28,783	$28,783
Accounts payable, trade	132,053	110,982
Accounts payable, related party	24,505	15,062
Accrued royalties	48,996	48,955
Accrued payroll	50,680	27,328
Other current liabilities	27,921	21,207
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	427,306	366,685
Long-term debt, net	---	---
Deferred income taxes, net	---	---
Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively
Common stock, $.001 par value
120,000,000 shares authorized,
103,635,060 and 103,635,060shares issued and outstanding, respectively	103,635	103,635
Paid-in capital	8,217,335	8,217,335
Retained (deficit)	(8,656,600)	(8,563,875)
Total stockholders' equity (deficit)	(335,630)	(242,905)
Total liabilities and stockholders' equity (deficit)	$91,676	$123,780

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenues, net of reserves and allowances	$5,012	$16,955
Cost of sales	29	1,365
Gross profit	4,983	15,590
Operating expenses:
Sales and marketing	3,461	840
General and administrative	75,977	141,430
Impairment expense	17,150	18,781
Total operating expenses	96,588	161,051
Loss from operations	(91,605)	(145,461)
Other income (expenses), net	(1,122)	(829)
Gain on debt settlement	---	13,814
Loss from continuing operations before income taxes	(92,727)	(132,476)
Income tax benefit	---	---
Loss from continuing operations	$(92,727)	$(132,476)
Discontinued operations (Note 12):
Income from operations of discontinued component	---	3,853
Income tax (provision)	---	---
Income from discontinued operations, net of taxes	---	3,853
Net loss	$(92,727)	$(128,623)

Net earnings (loss) per share - Basic & Diluted:
Net loss per share from continuing operations	$0.00	$0.00
Net loss per share from discontinued operations	$0.00	$0.00
Net loss per share	$0.00	$0.00

Weighted average shares outstanding:
Weighted average shares used in computing basic and diluted income (loss) per share	103,635,060	77,993,935

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,	2013	2012

Cash flows from operating activities:
Cash received from customers	$7,871	$34,659
Cash paid to suppliers and employees	(16,070)	(101,761)
Other operating activities, net	(306)	(122)
Net cash (used) by operating activities	(8,505)	(67,224)
Cash flows from investing activities:
Other investing activities, net	---	---
Net cash provided by investing activities	---	---
Cash flows from financing activities:
Payments made on term debt	---	(4,405)
Net cash (used) by financing activities	---	(4,405)
Net (decrease) in cash and cash equivalents	(8,505)	(71,629)
Cash and cash equivalents, beginning of period	8,751	161,629
Cash and cash equivalents, end of period	$246	$90,000

Reconciliation of net loss to cash flows from continuing and discontinued operating activities:
Net loss	$(92,727)	$(128,623)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization	4,757	5,459
(Gain) on debt settlement	---	(17,667)
Loss on impairment expense	17,150	18,781
Change in assets and liabilities:
Decrease in accounts receivable	2,859	3,204
Decrease in inventories	8	620
(Increase) decrease in other current assets	(1,176)	4,849
Increase (decrease) in accrued royalties	41	(672)
Increase in accounts payable	30,515	11,009
Increase in other liabilities	30,068	35,816
Net cash (used) provided by operating activities	$(8,505)	$(67,224)

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The December 31, 2012 condensed consolidated balance sheet was derived from our audited financial statements at that date.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in our Form 10-K for the year ended December 31, 2012.

RECLASSIFACTIONS

Certain accounts in our 2012 financial statements have been reclassified for comparative purposes to conform with the presentation in our 2013 financial statements.

DISCONTINUED OPERATIONS

On May 5, 2011, we entered into a Software Product Line Purchase Agreement with WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from us all of the assets associated with the QuickVerse® product line which centered around our industry-leading Bible-study software program. The specific assets conveyed include, among others, the underlying software source code, registered trade names, and existing product inventories. As a result, we have classified this asset as well as all revenues and expenses directly related to the QuickVerse® product line as discontinued operations. See Note 12.

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

SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20-25, Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months, but up to 60 months), or (ii) the ratio of current revenues to total projected product revenues. We did not recognize any capitalized software development costs or associated accumulated amortization for the three months end March 31, 2013 and 2012, respectively.

Capitalized software development costs are stated at the lower of amortized costs or net realizable value. Recoverability of these capitalized costs is determined at each balance sheet date by comparing the forecasted future revenues from the related products, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues.  We did not recognize any impairment expense for the three months ended March 31, 2013 and 2012, respectively.

ASC 730, Research and Development, established accounting and reporting standards for research and development. In accordance with ASC 730-10, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense were $- and - for the three months ended March 31, 2013 and 2012, respectively, included in general and administrative expenses of discontinued operations.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. Total cumulative website development costs, included in Other assets from continuing operations on our condensed consolidated balance sheets, were $-, less accumulated amortization of $- at March 31, 2013. As a result of the decision to postpone indefinitely the plan to revamp our FormTool.com website due to a lack of available financial and human resources, we have written down capitalized website developments costs and have recorded an impairment expense of $18,781 in continuing operations for the three months ended March 31, 2012. See Note 7.

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

In some situations, we receive advance payments from our customers. We defer revenue associated with these advance payments until we ship the products or offer the support. During the quarter ended March 31, 2012, we received an advance payment of $15,000 as part of an amended licensing agreement with a certain publisher whom sells our FormTool® product line. The advanced payment was to be applied against future royalties owed to us by the publisher for sales generated from the FormTool® product line. During the nine months ended September 30, 2012, sales exceeded the royalty advance payment of $15,000; and therefore, the deferred revenue had been fully recognized. Finally, the amended licensing agreement also extended the initial term of the agreement by three years.

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

The following table shows the amounts used in computing earnings per common share and the average number of shares of dilutive potential common stock:

For the Three Months Ended March 31,	2013		2012

Net loss from continuing operations		$(92,727)	$(132,476)
Preferred stock dividends		---	---
Net loss available to common shareholders		$(92,727)	$(132,476)

Net income from discontinued operations	$	---	$3,853
Preferred stock dividends		---	---
Net income available to common shareholders	$	---	$3,853

Basic weighted average shares outstanding		103,635,060	77,993,935
Dilutive effect of:
Stock options		---	---
Warrants		---	---
Diluted weighted average shares outstanding		103,635,060	77,993,935

RECENT ACCOUNTING PRONOUNCEMENTS

At March 31, 2013, there were no recent accounting pronouncements that we believe would have a material impact on our consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of March 31, 2013, we had a net loss of $92,727 and negative working capital of $385,758, and an accumulated deficit of $8,656,600 and $8,563,875 as of March 31, 2013 and December 31, 2012, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2013, we are taking several actions intended to mitigate against this risk. These actions include pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 3 – RECEIVABLES IN ESCROW, NET

At March 31, 2013, and December 31, 2012, respectively we had Receivables held in escrow, net in the amount of $34,336 and $36,957 by WORDsearch Corp., L.L.C.  As part of the Software Product Line Purchase Agreement for the sale of our QuickVerse® product line, it was agreed that WORDsearch would hold a portion of the original purchase price of $975,000 in cash in escrow. These funds were and continue to be held for settlement agreements reached with certain of our royalty content providers pursuant to which reductions in the total accrued royalty balance owed by us to them were and continue to be finalized, which agreements were part of a broad initiative on our part arising in connection with our sale to WORDsearch of our QuickVerse® product line. For the three months ended March 31, 2013, we added a reserve of $2,621 to the receivables held in escrow. See Note 12.

NOTE 4 – INVENTORIES

At March 31, 2013, inventories consisted of the following:

Raw materials	$2,262
Finished goods	2,583
Less reserve for obsolete inventory	(2,275)
Inventories	$2,570

NOTE 5 – RESERVES AND ALLOWANCES

At March 31, 2013, the allowance for doubtful accounts included in Accounts receivable, trade, net, consisted of the following:

Balance December 31, 2012	$400
Bad debts provision (included in Sales and marketing expenses)	---
Accounts written off	---
Collection of accounts previously written off	---
Balance March 31, 2013	$400

At March 31, 2013, the reserve for obsolete inventory included in Inventories consisted of the following:

Balance December 31, 2012	$2,275
Provision for obsolete inventory	---
Obsolete inventory written off	---
Reserve for obsolete inventory from discontinued operations	---
Balance March 31, 2013	$2,275

At March 31, 2013, the reserve for sales returns included in Other current liabilities consisted of the following:

Balance December 31, 2012	$200
Return provision – sales	---
Return provision – cost of sales	---
Returns processed	---
Balance March 31, 2013	$200

NOTE 6 – DEBT

At March 31, 2013, the current portion of debt consisted of the following:

Unsecured term note payable to a former shareholder due January 2012, plus interest at 5% APR. Interest on overdue principal accruing at 10% APR.	$28,783
Current portion of debt	$28,783

At March 31, 2013, we were in arrears on the unsecured term notes payable to the former shareholder.

NOTE 7 – IMPAIRMENT EXPENSE

For the three months ended March 31, 2013 and 2012, respectively, we tested for impairment certain intangible assets associated with the FormTool® product line. During the three months ended March 31, 2013, we experienced a sharp decline in revenue derived from our FormTool product line.  Furthermore, during the three months ended March 31, 2012, the decision was made to postpone indefinitely the plan to revamp our FormTool.com website due to a lack of available financial and human resources. In accordance with ASC 360-10-35, Property, Plant, and Equipment, Overall, Subsequent Measurement, we recognized a total impairment expense of $17,150 and $18,781 during the three months ended March 31, 2013 and 2012, respectively, for the intangible assets.  This has been treated as an operating expense and included in Impairment expense on our Condensed Consolidated Statement of Operations.

NOTE 8 – GAIN ON DEBT SETTLEMNT

During the three months ended March 31, 2013 and 2012, respectively, we recognized income from debt forgiveness totaling $-0- and $13,814. The income from debt forgiveness mainly results from settlement agreements involving certain of our vendors whom trade payables were owed by us to them, as well as a settlement with a former employee with whom we had payroll accrued and unpaid from June 2010 through September 2011. This has been treated as a gain from extinguishment of debt and included in Gain on debt settlement on our Condensed Consolidated Statement of Operations.

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

The employment agreement with our Chief Executive Officer expired on April 14, 2010. This agreement was not extended nor is a new agreement being considered. Our Chief Executive Officer, however, has continued to be employed by us on an at-will basis since the expiration of his employment agreement at the following base annual salary rates:

Chief Executive Officer
Base Annual Salary	$75,000

Although the employment agreement has expired, we have accrued the following for our Chief Executive Officer as of March 31, 2013:

Accrued Base Salary
Included in Accrued Payroll at March 31, 2013	$40,369

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Our executive officers and employees, from time to time, make purchases of materials and various expense items (including business related travel) in the ordinary course of business via their personal credit cards in lieu of a corporate check for COD orders and/or prior to establishment of a line of credit with a vendor. We do not provide our employees or executive officers with corporate credit cards and reimburse these purchases as quickly as possible. The unpaid expense account balances are included in Accounts payable, related parties on our Condensed Consolidated Balance Sheets.

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

NOTE 12 – DISCONTINUED OPERATIONS

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

On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which is transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced.  As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, which meant that we were able to deliver to WORDsearch the last in a series of officer’s certificates required thereunder. Having delivered such certificate to WORDsearch on April 13, 2012, the sale of the QuickVerse® product line to WORDsearch was complete. At March 31, 2013, we had Receivables in the amount of $34,336 held in escrow by WORDsearch.  These funds are held in escrow for settlement agreements yet to be reached with certain of our royalty content providers for remaining accrued royalty balances owed by us to them. See Note 3.

As a result of the decision to sell the QuickVerse® product line, we have classified this asset as discontinued operations for the three months ended March 31, 2013 and 2012. We have recorded the remaining class of liabilities for the QuickVerse® product line as presented below:

Other current liabilities from discontinued operations:	March 31, 2013	December 31, 2012
Accrued royalties	$114,368	$114,368
Other current liabilities from discontinued operations	$114,368	$114,368

The following table presents the results of operations of our discontinued operations for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31,		2013		2012
Gross revenues	$	---	$	---
Less estimated sales returns and allowances		---		---
Net revenues		---		---
Cost of sales		---		---
Gross profit		---		---
Operating expenses:
Advertising and direct marketing		---		---
Sales and marketing wages		---		---
Total sales and marketing		---		---
Other general and administrative costs		---		---
Total general and administrative		---		---
Income from operations of discontinued component		---		---
Gain on debt settlement		---		3,853
Income tax (provision)		---		---
Income from discontinued operations, net of taxes	$	---		$3,853

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

NOTE 13 – SUBSEQUENT EVENTS

The date to which events occurring after March 31, 2013, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is May 20, 2013, which is the date on which the financial statements were available to be issued.

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

This information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this quarterly report, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

Management Overview

During the three months ended March 31, 2013, there were no new developments to the FormTool® product line in regards to either the software program itself or the dedicated website.  Although we formulated plans prior to 2013 to develop a new version of our FormTool® software package as well as to undertake a cosmetic and functional makeover of the related marketing website, and executing such plans remains a relatively high priority, our ability to do so has been dependent, among other things, on our having available the requisite financial resources, which, to date, we have not, and which, looking ahead, is highly uncertain. At this time, and given these financial constraints, we are unable to provide any estimate in terms of our completing either the FormTool® product and/or website updates that we believe ought be meaningfully relied upon, and, moreover, there can be no assurance that, should financial resources become available, we will continue to be of a view that FormTool® is worthy of further investment as a business line given the current uncertainties surrounding our broader strategic objectives.

During the three months ended March 31, 2013, we continued to market and sell our two language tutorial products, Greek Tutor™ and Hebrew Tutor™, to retail stores as well as to end users.  With sales on the decline, we believe that these software programs, too, are in need of updating both for general market perception purposes and because of their current incompatibility with some of the newer platform technologies that have been widely adopted throughout the broader consumer software market.  Given the same financial constraints that have been and are likely to continue to impede advancements in our FormTool® line, however, there can be no assurance that we will be able to initiate and/or complete any such update in the foreseeable future.

A key focus of management during the three months ended March 31, 2013 centered on reducing our ongoing operational expenses, including personnel, sales and marketing, and general overhead.  Simultaneously, and moving forward, management is concentrated on the strategic determination to begin a long-term shift in our product lines away from those within the faith-based vertical market and more towards those that extend across the business and consumer segments more generally.

Near-term liquidity poses a continuous challenge to us and is expected to continue to do so for the foreseeable future.  And the need to find ways to stretch our very limited economic resources places ongoing strains on our very limited human resources.

Results of Continuing Operations for Quarters Ending March 31, 2013 and March 31, 2012

Statements of Continuing Operations for Quarters Ending March 31	2013	2012	Change
Net revenues	$5,012	$16,955	$(11,943)
Cost of sales	(29)	(1,365)	1,336
Gross profit	$4,983	$15,590	$(10,607)
Sales, marketing and general and administrative expenses	(79,438)	(142,270)	62,832
Impairment expense	(17,150)	(18,781)	1,631
Total operating expenses	$(96,588)	$(161,051)	$64,463
Loss from operations	$(91,605)	$(145,461)	$53,856
Other income (expenses), net	(1,122)	(829)	(293)
Gain on debt settlement	---	13,814	(13,814)
Loss before income taxes	$(92,727)	$(132,476)	$39,749
Income tax (provision)	---	---	---
Net loss from continuing operations	$(92,727)	$(132,476)	$39,749

The differing results of operations are primarily attributable to the following for the three months ended March 31, 2013:

▪	a decrease in retail sales for our Greek and Hebrew Tutor software products as well as a decrease in sales for our FormTool® product line;
▪
a decrease in cost of sales due to the decrease in our direct costs and freight costs associated with the decrease in our Greek and Hebrew Tutor software product sales; a decrease in royalty expense attributable to the decrease in sales of the FormTool Pro product line;

▪	a decrease in sales, marketing and general and administrative expenses resulting from our continued cost-cutting initiatives;
▪	an impairment expense related to a valuation decrease in the intangible asset as a result of a sharp decline in revenue derived from the asset; and
▪
a decrease in gain on debt settlements as we experienced fewer negotiations with vendors to accept a reduction in trade payables owed to them, and debt settlements with customers whom had a credit balance owed to them by us.

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

Revenues

The following table presents our revenues for continuing operations for the three months ended March 31, 2013 and March 31, 2012 and dollar and percentage changes from the prior year.

					Change
Revenues for Continuing Operations for Quarters Ending March 31	2013	% to Sales	2012	% to Sales	$	%
Gross revenues	$5,307	100%	$16,886	100%	$(11,579)	69%
Less estimated sales returns and allowances	(295)	6%	69	0%	(364)	528%
Net revenues	$5,012	94%	$16,955	100%	$(11,943)	70%

The decrease in gross revenues for the three months ended March 31, 2013 was attributable to a sharp fall-off in demand in the retail channel for our FormTool® software products due, we believe, to the lack of relatively recent updating of the products and their lack of compatibility with newer platform technologies. In addition, we lost a major customer whom previously purchased our Greek and Hebrew Tutor software products, Lifeway Christian Resources, when we sold the QuickVerse® product line to WORDsearch, whom is a subsidiary of Lifeway Christian Resources. Although there can be no assurance, and provided we have available to us the necessary investment capital, either internally generated and/or externally infused, which itself cannot be assured, we do anticipate our revenues in relation to the FormTool® product line to grow, at least at a low, single-digit annual percentage rate in the near- to mid-term based on an increase in marketing efforts and the development of the new version of the product.

Cost of Sales

Cost of sales consists primarily of direct costs, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, and shipping our products. Cost of sales decreased by $1,337 from $1,365 for the three months ended March 31, 2012 to $29 for the three months ended March 31, 2013. The overall decrease in cost of sales for the three months ended March 31, 2013 is mainly attributable to the decrease in direct costs, royalties, and freight costs.  The decrease in direct costs and freight costs are attributable to the following:

▪
a portion of our sales in the FormTool® product line were to end users as a downloadable product during the three months ended March 31, 2013 as compared to slightly more overall retail product sales during the three months ended March 31, 2012; and

▪
a portion of our sales in the FormTool® product line were generated from our licensing agreement with a certain publisher whom sells our FormTool® product line in which we do not incur any direct costs or freight costs.

Although there can be no assurance, we would anticipate our cost of sales to increase in the future in relation to anticipated increases in our revenues for the FormTool® product line.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Continuing Operations for Quarters Ending March 31	2013	% to Sales	2012	% to Sales	$		%
Selected expenses:
Advertising and direct marketing	$840	16%	$840	5%	$	---	0%
Bad debt provision	2,621	49%	---	0%		2,621	0%
Total sales and marketing	$3,461	65%	$840	5%		$2,621	312%
Personnel costs	$24,938	470%	$61,508	364%		$(36,570)	59%
Amortization and depreciation	4,757	90%	5,458	32%		(701)	13%
Accounting	15,000	283%	15,875	94%		(875)	6%
Legal	16,433	310%	27,643	164%		(11,210)	41%
Directors fees	6,000	113%	15,000	89%		(9,000)	60%
Other general and administrative costs	8,849	167%	15,946	94%		(7,097)	45%
Total general and administrative	$75,977	1432%	$141,430	838%		$(65,453)	46%
Total sales, marketing, general and administrative	$79,438	1497%	$142,270	843%		$(62,832)	44%

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the three months ended March 31, 2013:

▪
an increase in our bad debt provision, as comparatively, we were absent of a provision for the three months ended March 31, 2012 due to the overall change of character of our receivables as a result of the sale of the QuickVerse® product line;

▪	a decrease in personnel expenses
▪
a decrease in legal costs as we experienced fewer legal costs as compared to the legal costs incurred during the three months ended March 31, 2012, of which were attributed to the relatively dramatic changes to our business and operations as a result of the QuickVerse® product line sale;

▪	a decrease in our directors fees due to the resignation of two outside directors during December 2012; and
▪	an overall decrease in other general and administrative costs resulting from our continued cost-cutting initiatives.

During the three months ended March 31, 2013, there were no new developments to the FormTool® product line in regards to either the software program itself or the dedicated website.  Although we formulated plans prior to 2013 to develop a new version of our FormTool® software package as well as to undertake a cosmetic and functional makeover of the related marketing website, and executing such plans remains a relatively high priority, our ability to do so has been dependent, among other things, on our having available the requisite financial resources, which, to date, we have not, and which, looking ahead, is highly uncertain. At this time, and given these financial constraints, we are unable to provide any estimate in terms of our completing either the FormTool® product and/or website updates that we believe ought be meaningfully relied upon, and, moreover, there can be no assurance that, should financial resources become available, we will continue to be of a view that FormTool® is worthy of further investment as a business line given the current uncertainties surrounding our broader strategic objectives.

During the three months ended March 31, 2013, we continued to market and sell our two language tutorial products, Greek Tutor™ and Hebrew Tutor™, to retail stores as well as to end users.  With sales on the decline, we believe that these software programs, too, are in need of updating, both for general market perception purposes and because of their current incompatibility with some of the newer platform technologies that have been widely adopted throughout the broader consumer software market.  Given the same financial constraints that have been and are likely to continue to impede advancements in our FormTool® line, however, there can be no assurance that we will be able to initiate and/or complete any such  update in the foreseeable future.

Income Taxes

For the three months ended March 31, 2013 and 2012, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

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

Working Capital	March 31, 2013	December 31, 2012
Current assets	$41,548	$51,743
Current liabilities	$427,306	$366,685
Retained deficit	$8,656,600	$8,563,875

While liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and while there can be no continuing assurance, the situation suggested by our consistently and significantly negative ratio of current assets to current liabilities has historically been manageable.

Cash Flows for Three Months Ending March 31	2013		2012		Change		%
Cash flows (used) by operating activities		$(8,505)		$(67,224)		$58,719	87%
Cash flows provided by investing activities	$	---	$	---	$	---	0%
Cash flows (used) by financing activities	$	---		$(4,405)		$4,405	100%

Net cash used by operating activities for the three months ended March 31, 2013 consisted mainly of cash payments going out for our accounting firm and our insurance providers.

For the three months ended March 31, 2013, there was a lack of investing activities related to capitalized software and website development.

The decrease in net cash used by financing activities for the three months ended March 31, 2013 was the result of fewer long-term notes payable obligations, and therefore; fewer payments made on long-term notes payable.

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

Contractual Liabilities

As of May 20, 2013, we had no contractual liabilities.

Discontinued Operations

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse® product line to WORDsearch.  On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which was transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced.  As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, and the sale of the QuickVerse® product line to WORDsearch was complete. As a result, we have classified this asset as discontinued operations for the three months ended March 31, 2013 and 2012.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q March 31, 2013, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2013, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended March 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2013, we are in default under a certain unsecured term note payable to a former shareholder in the total amount of approximately $33,000.  The arrearage as of such date was $28,783, plus interest.  In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest.

ITEM 4. (REMOVED AND RESERVED).

There were no reportable events under this Item 4 during the quarterly period ended March 31, 2013.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2013, there were no reportable events under this Item 5.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2012.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated May 20, 2013. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 20, 2013. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: May 20, 2013	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)