Form 10-K
period 2013-12-31
FINDEX COM INC
filed 2014-04-07
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                            Large accelerated filer [  ]                                      Accelerated filer [  ]
                            Non-accelerated filer [  ] (Do not check if a smaller reporting company)    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of April 7, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $179,000.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At April 7, 2014, the registrant had outstanding 103,635,060 shares of common stock, of which there is only a single class.

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

For the fiscal year ended December 31, 2013, approximately 98% of our revenues were derived from sales of these products.

MARKETING AND ADVERTISING

We market our software through a combination of the following:

▪	our Website (www.formtool.com) and the Internet sites of others;
▪	opt-in e-mail campaigns;
▪	affiliate merchants; and
▪	product sampling through trial and limited content software versions.

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

Direct Marketing / Online Sales

Direct sales for our continued operations accounted for approximately 36% of our 2013 fiscal year revenue and approximately 35% of our 2012 fiscal year revenue. Over the past ten years, we have devoted significant and increasing resources to the development of our direct-marketing program. Through this program, we market our products directly to consumers through a combination of opt-in e-mailings and direct-mailings of our product title catalogs and brochures. An important aspect of this initiative is our online sales. We maintain a full-service online store with many of the kinds of features and capabilities that online shoppers have come to expect from cutting-edge Internet retailers. Furthermore, we have made technological advancements to our Website in order to provide more downloadable products and/or content.  We are currently marketing our products online through multiple sources including our own www.formtool.com Internet Website, other Internet Websites such as www.amazon.com, as well as several widely used search engines such as Google® and Yahoo®.

Retail Sales

Retail sales for our continued operations accounted for approximately 64% of our 2013 fiscal year revenue and approximately 65% of our 2012 fiscal year revenue. Our domestic retail sales involve retail stores across the United States through which our products are sold. These stores include Office Max™, Office Depot™ and Staples™. We have also partnered with Encore Software, Inc., a subsidiary of Navarre Corporation who is a large publisher and distributor of physical and digital home entertainment and multimedia products, including PC software, DVD video, video games and accessories, to distribute our products.

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

SIGNIFICANT CUSTOMERS AND SUPPLIERS

For our continued operations during the years ended December 31, 2013 and 2012, respectively, we had one customer, Encore Software, Inc., that individually accounted for 10% or more of our annual sales.  In the future we expect that no more than two individual customers will exceed 10% of our annual sales.

Also for our continued operations for the fiscal years ended December 31, 2013 and 2012, significant product and material purchases were as follows:

	% to Total Product
	2013	2012
VSA, Inc. (cd’s & ink cartridges)	0%	50%
FedEx (print materials for dvd sleeves)	0%	49%
Madonna Shop (flash cards)	0%	1%

During the year ended December 31, 2013, we did not have any purchases for materials to produce product for our operations as a whole, including those operations now classified as discontinued operations. We currently have no long-term written agreements with any of these suppliers. The payment terms are generally net 30 days, and we are not substantially dependent upon any one or more of them; all are easily replaceable with any locally available supplier.

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

Trademarks

Following our acquisition of FormTool®, we filed a trademark application for the FormTool® name with the United States Patent and Trademark Office. On September 30, 2008, this trademark was approved and registered.

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

EMPLOYEES

As of April 7, 2014, we had one full-time employee and one part-time employee. Of those two, one was part of the senior-level executive team, and one was part of the financial management and administration team. For the fiscal year ended December 31, 2013, our annual employee costs (including gross wages, related payroll taxes and benefits) totaled approximately $102,000. For the fiscal year ended December 31, 2013, we have also accrued $25,000 in contract fees for the preparation and filing of our annual and quarterly reports. The contractor whom performed the work is our one part-time employee as well as the spouse of the Company’s CEO.

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

THE PENDING MERGER

On January 23, 2014, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with certain of our affiliated stockholders, ESCT Acquisition Corp., a majority-owned subsidiary of ours organized specifically for purposes of this transaction, The Renewable Corporation, a Washington corporation, and EcoSmart Surface and Coating Technologies, Inc., a Florida corporation and a wholly owned subsidiary of The Renewable Corporation (“EcoSmart”). Pursuant to the Merger Agreement, we have agreed to enter into a series of transactions centered around a statutory merger (the “Pending Merger”) pursuant to which we will issue what will amount to approximately eighty percent (80%) of our common stock in exchange for all of the issued and outstanding capital stock of EcoSmart. If and when consummated, the Pending Merger would result in a change of control and fundamental restructuring of the Company, including not only our board of directors and operating officers, but also our business operations and strategic direction, though no determinations have been made to date that are expected to impact our existing FormTool product line sales and operations.

EcoSmart was formed and established in 2012, and is based in Lake Park, Florida.  Its business is centered around its development of a line of fifteen state of the art, specialty industrial coatings, certain of which are organic and others of which are inorganic, that have a wide range of uses across each of the industrial, commercial and residential sectors. These specialty coatings feature a certain proprietary technology that allows for a broad array of multi-surface applications.  Beyond the specialty coatings business, EcoSmart has also developed a process, for which a patent is currently pending, that effectively encapsulates harmful VAT asbestos tile, rendering it contained against damage to humans.

The business of EcoSmart is divided into two operating divisions: the coatings division and the surfaces division.

The EcoSmart coatings division formulates, manufactures, and distributes over fifteen specialty coatings and trade secret processes that have a wide range of uses in industrial, commercial, and residential sectors. Its technology and specialized glass coatings are suitable to multiple industries for corrosion protection, self-cleaning, self-sterilization, slip resistance, chemical resistance, anti-graffiti, energy and cosmetic improvement. The coatings, which can be used on most surfaces, effectively transform the properties of the subject surface to one that resembles and reacts with compounds as if it were glass. EcoSmart coatings are particularly suited for the flooring, automotive, marine, medical, home, and industrial applications and their application offer a significant value in terms of restoration and longevity to a broad array of widely used items.

The EcoSmart surfaces division markets a proprietary flooring system that relies on advancements in applied chemical engineering and digital printing technologies to treat and cover existing floors, providing a cost-effective option for most industrial applications, but most specifically those faced with the challenges of having to work with legacy-laden, chemically contaminated and/or vinyl asbestos tile (VAT) floors. By eliminating the heavily regulated, dangerous, and extremely costly processes of demolition, removal, and disposal of the contaminated substrates, as well as the cost of replacement flooring, the EcoSmart surfaces division’s proprietary system is a uniquely effective and feasible option for property owners with flooring contaminated with asbestos, fossil fuel residues, or other potentially hazardous substances.

To date, EcoSmart has generated only nominal revenue, but our management believes that, subject to its ability to obtain required financing on reasonable terms, it is positioned to take advantage of a substantial opportunity for top line growth in 2014 and beyond.

ITEM 1A. RISK FACTORS.

Several of the matters discussed in this annual report on Form 10-K for the fiscal year ended December 31, 2013 contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this annual report, readers should carefully consider the following cautionary statements and risk factors.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

GENERAL BUSINESS RISKS

We are operating at a substantial working capital deficit and our liquidity and capital resources are very limited.

For the year ended December 31, 2013, we generated only $16,092 in total revenue while incurring $290,456 in combined sales, marketing, general and administrative expenses.  This represents a substantial working capital deficit that is severely constraining our ability to operate, both near-term and long-term.  Our ability to fund working capital, as well as anticipated capital expenditures, will depend on our future performance, which is subject to general economic conditions, our customers, actions of our competitors and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon (i) the extent and availability of bank and other credit facilities, (ii) our ability to access external sources of financing, and (iii) our ability to effectively manage our expenses in relation to revenues. Although we believe that our existing working capital, together with cash flow from operations, will be adequate to meet our minimum anticipated liquidity requirements over the next twelve months, given our initiative toward rapid revenue growth and due to our need to service certain long-term liabilities, it is likely to become necessary for us to raise additional capital to support growth and/or otherwise finance potential acquisitions. Furthermore, there can be no assurance that our operations or access to external sources of financing will continue to provide resources sufficient to satisfy our liabilities arising in the ordinary course of business, and while it may be possible to borrow funds as required, any such additional capital is likely to require that we sell and issue additional equity and/or convertible securities, including shares issuable upon exercise of currently outstanding warrants, any of which issuances would have a dilutive effect on holdings of existing shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

There is uncertainty as to our ability to continue as a going concern.

Our audited financial statements for the period ending December 31, 2013, including the footnotes thereto, call into question our ability to continue as a going concern. This conclusion was drawn from the fact that, as of the date of those financial statements, we had a negative current ratio and total liabilities in excess of total assets. Those factors, as well as questions surrounding our ability to secure additional financing for continued operations, have resulted in uncertainty regarding our ability to continue as a going concern. See Note 2 in the Notes to the Consolidated Financial Statements for the year ended December 31, 2013.

We owe an aggregate amount of $58,218 to various third parties which, under state escheat laws, could subject us to substantial additional liabilities for penalties and interest.

We are carrying certain liabilities on our balance sheet in the aggregate amount of $53,890 for trade payables and royalties payable in connection with services and content licenses associated with certain of our titles extending back up to thirteen years but in relation to which we have been unable to locate the parties to whom we owe such trade payables and royalties and no effort to collect such obligations by such parties or any successors-in-interest have been made.  We are additionally carrying certain liabilities on our balance sheet in the aggregate amount of $4,328 for amounts payable to customers for product return refunds extending back up to seven years many of whom we expect, without actually knowing at this point one way or the other, to similarly be unable to locate and in connection with which no effort to date to collect such obligations has been made.  Under the escheat laws of the various states in which these creditors were last known to have an address based on our records, we are or may be required to pay to such states the aggregate amounts owed for these obligations – in both categories – even though we cannot locate the actual parties to whom they are owed.  Moreover, we are likely to be additionally liable for substantial penalties, both individually and in the aggregate, for not having previously reported such obligations and paid such amounts to such various states, which reporting obligations and associated penalties for non-compliance vary significantly among states, as well as interest for amounts deemed past due.   It is likely that these additional liabilities, neither the individual nor collective extent of which are known at this time and as such have not been accrued, will be material in the aggregate and have a material adverse effect on our financial condition and our results of operations, including our liquidity.

Our accumulated deficit makes it harder for us to borrow funds.

As of December 31, 2013, and as a result of historical losses in prior years, our accumulated deficit was $8,875,515. The fact that we maintain an accumulated deficit, as well as the extent of our accumulated deficit relative to recent earnings, negatively affects our ability to borrow funds because lenders generally view an accumulated deficit as a negative factor in evaluating creditworthiness. Any inability on our part to borrow funds if and when required, or any reduction in the favorability of the terms upon which we are able to borrow funds if and when required, including amount, applicable interest rate and collateralization, would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

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

To remain competitive in our market segments we rely heavily upon our product quality, marketing and sales abilities, proprietary technology and product development capability. However, some of our competitors have longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources than we do. Due to these greater resources, certain of our competitors have the ability to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors and pay more to third-party software developers than we can. Only a small percentage of titles introduced into the software market achieve any degree of sustained market acceptance. If our titles, including special editions, are not successful, our business, our financial condition, including liquidity and profitability, and our results of operations will be negatively impacted.  Moreover, we believe that competition from new entrants will increase as the markets for productivity tools continue to expand.

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

Our ability to preserve, utilize and potentially realize economic value from our net operating loss (“NOL”) carryforwards is highly speculative and subject to numerous material uncertainties.

As of December 31, 2013, and since 2001, we had accumulated net operating loss (“NOL”) carryforwards, for federal income tax purposes, of approximately $8,780,000.   While, under certain circumstances, opportunities exist for companies to preserve and realize potential value from their NOL carryforwards by applying such losses from prior fiscal years to taxable income in future years in order to reduce otherwise existing tax liability, availability of such opportunities is highly restricted and predicated on the satisfaction of a number of conditions that cannot be assured.  As we have incurred losses in all but 4 of the past 13 years, and do not currently expect to turn a profit in the near future, we are unable to realize value from our NOL carryforwards unless we find a way to become profitable, either through the acquisition of a profitable company or otherwise. The success of any such NOL carryforward utilization strategy is predicated on maintaining the value of and utilizing all or substantially all of our NOL carryforwards to offset future taxable income of our company or any acquired company.

In order to determine whether there are opportunities to realize potential value from our NOL carryforwards in the future, either at all or following any potential business combination, we will likely have to engage legal advisors, over an extend period and at significant expense, to explore and review the relevant considerations in our ability to preserve and maximize the potential use of any such deferred tax assets, as well as on potential limitations and risks of any utilization strategy, draw legal conclusions, and provide related advice and guidance.  Among others, NOL carryforwards are subject to the following conditions:

▪
Past and Future Ownership Changes. Any “ownership change” (as defined in Section 382 of the Code) that is determined to have occurred in the past has the effect of subjecting otherwise available NOL carryforwards to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Generally, an “ownership change” is said to occur if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50% over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period.  And even if an “ownership change” has not occurred in the past, any such future “ownership change” would have a similar effect.

▪
Change of Control.  In order to preserve NOL carryforwards, there must not be determined to have occurred a “change of control” of the subject company.  A “change in control” includes a more than 50 percentage point increase in the ownership of our company by certain equity holders who are defined in Section 382 of the Code as “5 percent shareholders.”  The IRS takes the view that an acquisition of an ownership percentage in a company that is represented by certain equity securities, including certain preferred stock, debt instruments, or stock options, that are issued in connection with a change in the board of directors, to include the holders of such equity securities or their agents as indicative of a transfer of a beneficial ownership interest in a company under Section 382 of the Code.  Accordingly, any change in a company’s board of directors that is accompanied by other equity conveyances could be viewed as contributing to a more than 50 percentage point change in control of the company for purposes of Section 382 of the Code.

▪
De Facto Liquidation. In order to preserve NOL carryforwards, there must not be a “de facto liquidation” of the subject company, with a “de facto liquidation” including any sale or discontinuation of the current business of a company.

We may not be able to use our NOL carryforwards because we may not generate taxable income.

The use of our NOL carryforwards is subject to uncertainty because, in addition to the factors discussed in the risk factor above relating to conditions for preserving and utilizing NOL carryforwards, it is also dependent upon the sufficiency of any taxable income we generate before they expire, the existence or extent of which is highly speculative.  We believe that our ability to achieve profitability would depend in substantial part on our ability to identify and acquire suitable businesses on favorable terms, so that we can increase our revenues and generate new income.  Despite our significant efforts since 2011 to achieve this objective, however, we have been unable to identify a suitable acquisition, and there can be no assurance that we will be able to identify or complete one in the future.  Moreover, any such transaction(s) that we were able to complete may render unavailable to us any future utilization of the NOL carryforwards or result in a lack of the requisite level of profitability sufficient to utilize them.  In order to complete any acquisition to effectuate any such NOL strategy, we may also need to obtain additional capital, including through the sale of stock or other securities, which may result in dilution to existing shareholders and the granting of superior rights to the new shareholders. In addition, the provisions of the IRS Code and certain applicable Treasury regulations limit the number of shares of stock available to sell from time to time without causing a limitation on our ability to use our NOL carryforwards to reduce our future tax obligations, thereby possibly further inhibiting our ability to capitalize on their potential value.

The IRS could challenge and reduce the amount of our NOL carryforwards.

The amount of our NOL carryforwards has not been audited or otherwise validated by the IRS, and there is nothing limiting their ability to challenge the amount of our NOL carryforwards as we have determined them to be, which could have the effect of significantly reducing them below the amounts we have determined and stated them to be.  In addition, calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity and ambiguity of Section 382 of the Code and because of limitations on a publicly-traded company’s knowledge as to the ownership of, and transactions in, its securities. The determination of the amount of our NOL carryforwards may, accordingly, be changed as a result of a challenge by a governmental authority or our discovery of previously unknown information regarding the ownership of, and transactions in, our securities.

Possible changes in legislation could negatively affect our ability to use the tax benefits associated with our NOL carryforwards.

The rules relating to U.S. federal income taxation come under review from time to time by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes.   As a result, there can be no assurance that revisions will not be made to U.S. federal tax laws and binding interpretations thereof that could have the effect of adversely impairing our ability to utilize the tax benefits associated with our NOL carryforwards.

RISKS ASSOCIATED WITH THE PENDING MERGER

It should not be assumed in assessing our prospects that the Pending Merger will be consummated.

Among others, consummation of the Pending Merger is subject to the following conditions, neither of which had occurred as of April 7, 2014: (i) EcoSmart having delivered to us a complete set of audited financial statements not materially different than those internal financial statements previously delivered by EcoSmart to us, and (ii) our obtaining stockholder approval to, and effecting, an increase in the number of our authorized shares of common stock.  Further, in accordance with its terms, the Merger Agreement may be terminated by EcoSmart or us if either we or EcoSmart breach any representation, warranty, covenant or agreement contained in the Merger Agreement which not cured in accordance with certain requirements.  There can be no assurance that all of the conditions to closing of the Pending Merger will be satisfied or that events will not occur that will give rise to a justified termination of the Merger Agreement on the part of one or both parties.  In the event that some or all of the conditions to closing are not satisfied, or that events occur that give rise to a justified termination of the Merger Agreement on the part of one or both parties prior to closing, the Pending Merger may not be consummated.  Accordingly, it would be inappropriate to assume that the Pending Merger will be consummated, or that EcoSmart will otherwise be combined with our existing business and operations, in assessing our prospects.

If the Pending Merger does not occur, it may negatively affect the trading price of our common stock.

As noted above, the consummation of the Pending Merger is subject to a variety of uncertainties.  If, for any reason, it is not consummated, or if there are significant delays in completing the Pending Merger, it could negatively affect the trading price of our common stock.

Even if the Pending Merger is consummated, our primary business segment will be early-stage with highly speculative prospects.

Although EcoSmart has had certain operations and revenues in the past, they have been minimal and it thus remains an early-stage company insofar as (i) it is devoting substantially all of its efforts to establishing a new applied chemicals-based materials technologies and related systems business, and (ii) its planned principal operations associated with such new business are only currently getting underway.  To the extent that the Pending Merger is consummated, it is likely to occur at a point at which EcoSmart’s status as an early-stage technologies systems company shall not have changed.  As such, we would likely, following consummation of the Pending Merger, become a company whose primary business segment is characterized by new technologies and related systems and be subject to some or all of the attendant risks and uncertainties associated with early-stage technology companies more generally, including without limitation:

▪	failures in technologies and systems performance and reliability;
▪	unanticipated costs in getting technologies and systems commercialized;
▪	high costs of ongoing research and development;
▪	technologies and systems obsolescence;
▪	business model non-feasibility;
▪	inability to establish potential markets;
▪	unanticipated costs in establishing potential markets;
▪	inability to adequately protect intellectual property;
▪	infringement on the intellectual property rights of others;
▪	intense market competition from other technologies and systems;
▪	competition for employee talent; and
▪	inability to manage rapid growth.

If the Pending Merger is consummated, our primary business segment will be based on a technology with very limited testing, no independent verification, and no prior commercial history.

Although our management has been told that testing results of EcoSmart’s various applied chemicals-based materials technologies and related systems are capable of reliably yielding performance results consistent with the respective claims being made about them by EcoSmart, to date, such technologies and related systems have not been extensively tested or independently evaluated and assessed, and have only very recently developed any prior commercial history.  Although we have no reason to suspect that the technologies and related systems will not ultimately meet reliability, efficiency, or other performance targets, and that their efficacy will exceed minimally acceptable qualitative standards given benchmark economic objectives, there can be no assurance of this result.  If the Pending Merger is consummated, and the EcoSmart technologies and related systems fail to consistently perform at levels that enable cost-effective solutions for customers, or they fail to do so without undesirable environmental consequences, or we are unable to effectively manage the implementation of the technologies and systems despite their otherwise satisfactory performance capabilities, our business and operating results are likely to be adversely affected.

If the Pending Merger is consummated, we will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

At December 31, 2013, we had $125 in cash and cash equivalents.  If the Pending Merger is consummated, we will likely need to raise substantial additional capital in fiscal years 2014 and beyond through equity and debt financing for continued technology research, development and commercialization, for any specific projects that we determine to develop, to support possible additional expansion of our existing operations, and for our general and administrative expenses from operations.  We may also need to raise funds in order to respond to competitive pressures or acquire complementary products, services, businesses and/or technologies.  We cannot provide any assurance that any such financing will be available to us in the future on acceptable terms or at all.  If the Pending Merger is consummated, and if we cannot raise required funds on acceptable terms, we may not be able to, among other things:

▪	insure the integrity of, and/or continue to develop, our technologies and related systems;
▪	commercially exploit our technologies and related systems;
▪	maintain our general and administrative expenses at required levels, including the hiring and training of personnel;
▪	develop and expand our operations and business infrastructure; or
▪	respond to competitive pressures or unanticipated capital requirements.

If the Pending Merger is consummated, efforts to patent critical technologies may not be successful.

New patent activity from other companies could affect and alter the ability to obtain and/or license what EcoSmart believes to be its own patentable intellectual property.  Additionally, the possibility exists that EcoSmart’s efforts could infringe on the proprietary rights of third parties.  Competitive patent activity is always a risk, and U.S. patent applications are unpublished for at least one year.  If the Pending Merger is consummated, and although we would seek to reasonably protect our rights with respect to what it believes to be its intellectual property, there can be no assurance that such initiatives would be successful or that, in any event, such initiatives would not divert management’s attention away from operational matters and indirectly result in adverse consequences to our financial condition and results of operation.

If the Pending Merger is consummated, our business model and strategies may have to change from time to time in the pursuit of profitability.

If the Pending Merger is consummated, our primary business segment would be in an early stage of development.  Despite the fact that our proposed business strategies in such event would incorporate our senior management’s then-current best analysis of potential markets, opportunities and difficulties that face us, no assurance can be given that the underlying assumptions upon which they base their decisions will accurately reflect current trends in our industry or our prospective customers’ reaction to our products and services, or that such products or services will be embraced, or even accepted, by the market.  Our business model and strategies may and likely will change substantially from time to time as our senior management reassesses its opportunities from time to time and reallocates its resources, and any such model and/or strategies may be changed or abandoned at any point in the process.  If the Pending Merger is consummated and we are unable to develop or implement any such model or strategies through our technologies and related systems, we may never achieve profitability.  And even if we do achieve profitability, we can predict neither its sustainability nor its level.

If the Pending Merger is consummated, our business mode  may be highly capital intensive.

EcoSmart’s definitive business model for the future is currently subject to further research, development and change.  If the Pending Merger is consummated, therefore, there can be no assurance as to what the business model of our primary business segment would be.  While there is a possibility that EcoSmart will ultimately determine to focus exclusively on the exploitation of its technology through a model that contemplates EcoSmart’s involvement and risk solely to the extent of its exploitation of licensing opportunities to third parties, in the meantime, and quite possibly as a long-term plan, it is manufacturing and marketing its own products directly to customers.  Some contemplated business models in this regard, including those that involve any manufacturing and stocking of product, are considerably more capital intensive than others.  To the extent that the Pending Merger is consummated, then, there can be no assurance as to the degree of capital intensity of our business model.  Although it may be possible to rely to a significant extent on debt financing over time, substantial debt financing is unlikely to be a realistic option in the near-term and a high degree of capital intensity could lead to the need to raise additional equity financing, thereby resulting in dilution to the interests of existing shareholders.

If the Pending Merger is consummated, we would likely be required to spend large amounts of money for environmental compliance in connection with the ongoing operations of our primary business segment.

As a manufacturer of applied specialty coating and surfacing chemicals and materials, we would, if the Pending Merger were to be consummated, become subject to a variety of stringent regulations under numerous U.S. federal, state, local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. In this regard, we would likely have to expend substantial amounts to comply with such laws and regulations as well as establish a policy to minimize our environmental emissions. Nevertheless, legislative, regulatory and economic uncertainties (including existing and potential laws and regulations pertaining to climate change) may thus make it difficult for us to project future spending for these purposes and, if there is an acceleration in new regulatory requirements, we may be required to expend substantial additional funds to remain in compliance.

If the Pending Merger is consummated, our primary business segment would involve our having to work with dangerous materials that can potentially injure our employees, damage our facilities, and disrupt our operations.

Some of EcoSmart’s operations involve the handling of hazardous materials that may pose the risk of fire, explosion, or the release of hazardous substances. Such events could result from terrorist attacks, natural disasters, or operational failures, and might cause injury or loss of life to our employees and others, environmental contamination, and property damage.  To the extent that the Pending Merger is consummated, any such events might cause a temporary shutdown of an affected plant, or portion thereof, or a customer’s premises, or a portion thereof, and we could be subject to penalties or claims as a result.  A disruption of our operations caused by any of these or other events could have a material adverse effect on our results of operations.

If the Pending Merger is consummated, our primary business segment could expose us to product liability claims, which, in turn, could diminish our assets and adversely affect our operations.

We may be held liable or incur expenses to settle product liability claims if the Pending Merger is consummated and EcoSmart products we sell cause injury or are found unsuitable during product testing, manufacturing, marketing, sale or use. These risks exist even with respect to any products that have received, or may in the future receive, regulatory approval, registration or clearance for commercial use.  There can be no assurance that we will be able to avoid product liability exposure.

We currently do not maintain product liability insurance of any kind, and, if the Pending Merger is consummated, we will likely need to obtain such insurance coverage at levels determined to be sufficient and consistent with industry standards for companies such as ours would be.  In such event, it is possible that such insurance coverage may not be available to us on commercially reasonable terms or at all, and a product liability claim could potentially result in liability to us greater than our assets and insurance coverage, if any, at such time.  Moreover, even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to matters other than those that arise in the normal course of business.

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

The volatility of our common stock is illustrated by reference to the fact that, during fiscal year 2013, our trading price fluctuated from a low of $0.002 to a high of $0.030 per share.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

There were no reportable events under this Item 1B during the fiscal year ended December 31, 2013.

ITEM 2. PROPERTIES.

Our principal executive offices are located in Elkhorn, Nebraska. At April 7, 2014, our two employees work from this location.  We do not pay for any space associated with these operations.  Furthermore, we rent a storage unit located in Elkhorn, Nebraska. We rent this 220 square foot facility under a month-to month rental agreement with Dino’s Storage. Our monthly rent is $135.  There are no associated taxes, insurance, or utility expenses associated with the storage facility.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2013, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 4. MINE SAFETY DISCLOSURES.

There were no reportable events under this Item 4 during the fiscal year ended December 31, 2013.

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

Common Stock
2012	High	Low
First Quarter	$0.005	$0.002
Second Quarter	$0.006	$0.003
Third Quarter	$0.010	$0.001
Fourth Quarter	$0.015	$0.003

2013	High	Low
First Quarter	$0.030	$0.002
Second Quarter	$0.005	$0.003
Third Quarter	$0.007	$0.003
Fourth Quarter	$0.009	$0.004

STOCKHOLDERS

As of April 7, 2014, there were approximately 620 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no previously unreported sales of unregistered securities during the fourth quarter of the fiscal year ended December 31, 2013.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of equity securities by the Company itself, or any affiliated purchaser during the fourth quarter of the fiscal year ended December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read together with our consolidated financial statements for the period ended December 31, 2013 and the Notes to the Consolidated Financial Statements.

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

DESCRIPTION OF BUSINESS

Since 1999, our business has been developing, publishing, marketing, distributing and direct-selling off-the-shelf consumer and organizational software products for the Windows platform.  Following divestitures of two software titles which had consistently accounted for the overwhelming majority of our revenues while owned by us, including our Membership Plus® product line, which we sold in late 2007, and our flagship QuickVerse® product line, which we sold during 2011, and title acquisitions during the same period that, in the aggregate, have been relatively insignificant in offsetting the loss of revenues associated with those divestitures, our continuing operations, while not nominal, are currently very limited and insubstantial in terms of revenue, both relative to what they had been prior thereto and by any appropriate standalone measure.  Specifically, our current operations consist exclusively of those relating to FormTool.com and its related line of products which we acquired in February 2008, and which, for the year ended December 31, 2013, generated only approximately $16,000 in total revenues.

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

On January 23, 2014, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with certain of our affiliated stockholders, ESCT Acquisition Corp., a majority-owned subsidiary of ours organized specifically for purposes of this transaction, The Renewable Corporation, a Washington corporation, and EcoSmart Surface and Coating Technologies, Inc., a Florida corporation and a wholly owned subsidiary of The Renewable Corporation (“EcoSmart”). Pursuant to the Merger Agreement, we have agreed to enter into a series of transactions centered around a statutory merger (the “Pending Merger”) pursuant to which we will issue what will amount to approximately eighty percent (80%) of our common stock in exchange for all of the issued and outstanding capital stock of EcoSmart. If and when consummated, the Pending Merger would result in a change of control and fundamental restructuring of the Company, including not only our board of directors and operating officers, but also our business operations and strategic direction, though no determinations have been made to date that are expected to impact our existing FormTool® product line sales and operations.

To date, EcoSmart has generated only nominal revenue, but our management believes that, subject to its ability to obtain required financing on reasonable terms, it is positioned to take advantage of a substantial opportunity for top line growth in 2014 and beyond.

MANAGEMENT OVERVIEW

During the year ended December 31, 2013, there were no new developments to the FormTool® product line in regards to either the software program itself or the dedicated website. Although we formulated plans prior to 2013 to develop a new version of our FormTool® software package as well as to undertake a cosmetic and functional makeover of the related marketing website, and executing such plans remains a relatively high priority, our ability to do so has been dependent, among other things, on our having available the requisite financial resources, which, to date, we have not, and which, looking ahead, remains highly uncertain. At this time, and given these financial constraints, we are unable to provide any estimate in terms of our completing either the FormTool® product and/or website updates that we believe ought be meaningfully relied upon, and, moreover, there can be no assurance that, should financial resources become available, we will continue to be of a view that FormTool® is worthy of further investment as a business line given the current uncertainties surrounding our broader strategic objectives.

During the year ended December 31, 2013, we continued to market and sell our two language tutorial products, Greek Tutor™ and Hebrew Tutor™, to retail stores as well as to end users. With sales on the decline, we believe that these software programs, too, are in need of updating both for general market perception purposes and because of their current incompatibility with some of the newer platform technologies that have been widely adopted throughout the broader consumer software market. Given the same financial constraints that have been and are likely to continue to impede advancements in our FormTool® line, however, there can be no assurance that we will be able to initiate and/or complete any such update in the foreseeable future.

A key focus of management during the year ended December 31, 2013 centered on reducing our ongoing operational expenses, including personnel, sales and marketing, and general overhead. Simultaneously, and moving forward, management is concentrated on the strategic determination to continue a long-term shift in our product lines away from those within the faith-based vertical market and more towards those that extend across the business and consumer segments more generally.

Near-term liquidity poses a continuous and serious challenge to us and is expected to continue to do so for the foreseeable future. And the need to find ways to stretch our very limited economic resources places ongoing constraints on our very limited human resources.

RESULTS OF CONTINUING OPERATIONS FOR YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

Statements of Continuing Operations for Years Ended December 31,	2013	2012	Change
Net revenues	$16,092	$57,593	$(41,501)
Cost of sales	(3,825)	(13,604)	9,779
Gross profit	$12,267	$43,989	$(31,722)
Sales, marketing and general and administrative expenses	(272,732)	(374,423)	101,691
Bad debt expense	(738)	100	(838)
Impairment expense	(46,583)	(18,781)	(27,802)
Total operating expenses	$(320,053)	$(393,104)	$73,051
Loss from operations	$(307,786)	$(349,115)	$41,329
Other income (expenses), net	(7,518)	(4,020)	(3,498)
Gain on intangible asset	13,000	---	13,000
Gain on debt settlement	---	28,504	(28,504)
Loss before income taxes	$(302,304)	$(324,631)	$22,327
Income tax (provision)	---	---	---
Net loss from continuing operations	$(302,304)	$(324,631)	$22,327

The differing results of operations are primarily attributable to the following for the year ended December 31, 2013:

▪	a decrease in retail sales for our Greek and Hebrew Tutor software products as well as a decrease in sales for our FormTool® product line;
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

Revenues

The following table presents our revenues for continuing operations for the years ended December 31, 2013 and December 31, 2012 and dollar and percentage changes from the prior year.

					Change
Revenues for Continuing Operations for Years Ended December 31,	2013	% to Sales	2012	% to Sales	$	%
Gross revenues	$16,605	100%	$57,634	100%	$(41,029)	71%
Less estimated sales returns and allowances	(513)	3%	(41)	0%	(472)	1151%
Net revenues	$16,092	97%	$57,593	100%	$(41,501)	72%

The decrease in gross revenues for the year ended December 31, 2013 was attributable principally to a sharp fall-off in demand in the retail channel for our FormTool® software products due, we believe, to the lack of relatively recent updating of the products and their lack of compatibility in their latest editions with newer platform technologies.   FormTool® sales, which accounted for approximately $52,000 in revenue, and 90% of our top line, during 2012, amounted to only approximately $16,000 for the year ended December 31, 2013, which was 98% of our total revenues for that period.  Although there can be no assurance, and provided we have available to us the necessary investment capital to develop and market updated and broader application versions of the product, , which cannot be assured, we anticipate our FormTool® product line revenues to grow in the future, though likely at no more than a low, single-digit annual percentage.

To a much lesser extent, the year over year decrease in gross revenues for the annual period ended December 31, 2013 was also attributable to a decline in sales of our Greek and Hebrew Tutor software products.  Sales of these product lines have fallen off steadily and significantly since the loss of a major customer following our divestiture of the QuickVerse® product line to WORDsearch, a subsidiary of Lifeway Christian Resources, in 2011.

Cost of Sales

Cost of sales consists primarily of direct costs, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, and shipping our products. Cost of sales decreased by $9,779 from $13,604 for the year ended December 31, 2012 to $3,825 for the year ended December 31, 2013. The overall decrease in cost of sales for the year ended December 31, 2013 is mainly attributable to the decrease in royalties, direct costs and freight costs.  The decrease in royalties, direct costs and freight costs are attributable to the following:

▪	a decrease in royalties due to a decrease in sales for our FormTool® product line;
▪
a portion of our sales in the FormTool® product line were to end users as a downloadable product during the year ended December 31, 2013 as compared to slightly more overall retail product sales during the year ended December 31, 2012; and

▪
a portion of our sales in the FormTool® product line were generated from our licensing agreement with a certain publisher who sells our FormTool® product line in which we do not incur any direct costs or freight costs.

Although there can be no assurance, we would anticipate our cost of sales to increase in the future in relation to anticipated increases in our revenues for the FormTool® product line.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Continuing Operations for Years Ended December 31,	2013	% to Sales	2012	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	$2,816	17%	$3,412	6%	$(596)	17%
Bad debt expense	738	4%	(100)	0%	838	838%
Total sales and marketing	$3,554	21%	$3,312	6%	$242	7%
Personnel costs	$101,576	612%	$147,828	256%	$(46,252)	31%
Amortization and depreciation	15,508	93%	21,612	37%	(6,104)	28%
Accounting	65,682	396%	59,261	103%	6,421	11%
Legal	34,400	207%	40,242	70%	(5,842)	15%
Directors fees	24,000	145%	58,000	101%	(34,000)	59%
Other general and administrative costs	28,750	173%	44,068	76%	(15,318)	35%
Total general and administrative	$269,916	1626%	$371,011	644%	$(101,095)	27%
Total sales, marketing, general and administrative	$273,470	1647%	$374,323	649%	$(100,853)	27%

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the year ended December 31, 2013:

▪	a decrease in personnel expenses;
▪
a decrease in depreciation expense due to the advancing age of our property and equipment and a decrease in the aggregate amortization expense of the FormTool® product line assets we acquired in February 2008, which, individually, are being written down over periods ranging in each case from less than one year to as many as ten years;

▪	an increase in accounting costs due to the outsourcing of our ongoing accounting needs to an independent contractor;
▪
a decrease in legal costs due to comparatively less need for legal services than during the year ended December 31, 2012,  which centered around relatively dramatic changes to our business and operations as a result of the QuickVerse® product line sale;

▪	a decrease in our directors fees due to the resignation of two outside directors during December 2012; and
▪	an overall decrease in other general and administrative costs resulting from our continued cost-cutting initiatives.

During the year ended December 31, 2013, there were no new developments to the FormTool® product line in regards to either the software program itself or the dedicated website.  Although we formulated plans prior to 2013 to develop a new version of our FormTool® software package as well as to undertake a cosmetic and functional makeover of the related marketing website, and executing such plans remains a relatively high priority, our ability to do so has been dependent, among other things, on our having available the requisite financial resources, which, to date, we have not, and which, looking ahead indefinitely, is highly uncertain. At this time, and given these financial constraints, we are unable to provide any estimate in terms of our completing either the FormTool® product and/or website updates that we believe ought be meaningfully relied upon, and, moreover, there can be no assurance that, should financial resources become available, we will continue to be of a view that FormTool® is worthy of further investment as a business line given the current uncertainties surrounding our broader strategic objectives.

During the year ended December 31, 2013, we continued to market and sell our two language tutorial products, Greek Tutor™ and Hebrew Tutor™, to retail stores as well as to end users. With sales on the decline, we believe that these software programs, too, are in need of updating, both for general market perception purposes and because of their current incompatibility with some of the newer platform technologies that have been widely adopted throughout the broader consumer software market. Given the same financial constraints that have been and are likely to continue to impede advancements in our FormTool® line, however, there can be no assurance that we will be able to initiate and/or complete any such  update in the foreseeable future.

Provision for Income Taxes

For the years ended December 31, 2013 and 2012, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

As of December 31, 2013, we had accumulated net operating loss carryforwards, for federal income tax purposes, of approximately $8,780,000. These carryforwards are the result of income tax losses generated as follows:

Generated	Loss	Expiration
2001	$5,123,000	2021
2002	$235,000	2022
2005	$956,000	2025
2006	$584,000	2026
2008	$694,000	2028
2009	$366,000	2029
2010	$292,000	2030
2012	$353,000	2032
2013	$178,000	2033

While, under certain circumstances, opportunities exist for companies to preserve and realize potential value from their NOL carryforwards by applying such losses from prior fiscal years to taxable income in future years in order to reduce otherwise existing tax liability, availability of such opportunities is highly restricted and predicated on the satisfaction of a number of conditions that cannot be assured.

See Note 9, Income Taxes, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2013 for further information regarding the components of our income tax provision.

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

Though it had been our reasoned hope and expectation to re-deploy into new business opportunities all or most of the net proceeds realized from the sale of the QuickVerse® product line in 2011, as it has turned out, interim and developing cash requirements associated with the mere exploration and pursuit of prospective new business opportunities have (i) been substantially higher than we had anticipated, (ii) become substantial on an aggregate, standalone basis and meaningfully depleted such net proceeds, (iii) increasingly imposed a significant strain on both our general liquidity, and (iv) led to a dramatic reduction in our cash currently available for both the exploration and pursuit of prospective new business opportunities and any capital investment therein.

Working Capital	2013	2012
Current assets	$1,561	$51,743
Current liabilities	$566,051	$366,685
Retained deficit	$8,875,515	$8,563,875

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no continuing assurance of it remaining manageable.

Cash Flows for Years Ended December 31,	2013		2012		Change	%
Cash flows (used) by operating activities		$(21,626)		$(214,467)	$192,841	90%
Cash flows provided by investing activities		$13,000	$	---	$13,000	0%
Cash flows provided by financing activities	$	---		$61,589	$(61,589)	100%

Net cash used by operating activities for the year ended December 31, 2013 consisted mainly of cash payments going out for our accounting firm, legal counsel and our insurance providers. Net cash used by operating activities for the year ended December 31, 2012 was similar but in addition had payments going out to our former content providers and our remaining employees at that time.

For the year ended December 31, 2013, cash provided by investing activities, both in amount and in terms of year over year change, was the result of selling the “findex.com” domain name to a third party.  For the years ended December 31, 2013 and 2012, we made no investment in capitalized software and website development.

The decrease in net cash used by financing activities for the year ended December 31, 2013 was the result of fewer long-term notes payable obligations, and therefore; fewer payments made on long-term notes payable. Furthermore, the cash provided by financing activities for the year ended December 31, 2012 resulted partly from our executive officers, corporate controller and members of our board of directors agreeing to accept certain compensation otherwise due to them in the form of contributed capital exchanged for common stock on the basis of a reduced dollar value.

Overall, our cash position as of April 7, 2014 is unmanageably low with prospects for meaningful improvement highly uncertain, and insolvency a continuous threat.

Financing

Looking ahead, we believe that completing an equity financing, or equity-linked financing, of some sort seems the only realistic option to sustain viability beyond approximately August, 2014.  However, there are currently no definitive plans for any such financing nor any definitive prospects identified from which it will be secured.  In connection with any such contemplated financing, it may become necessary given market conditions and the unavailability of alternative options for us to issue additional shares of our common stock or securities exchangeable for shares of our common stock, including but not limited to convertible preferred stock or convertible notes or debentures containing so-called “floorless convertible” provisions that can be, and often are, extremely dilutive to existing stockholders upon conversion.  Any such issuances, as well as any related issuances of common stock or other purchase warrants, would likely have the effect of depressing the market price of our common stock and diluting the interests of our common stockholders, potentially very significantly.

Although no attempt has been made for several years now due to management’s practical awareness that it would be unrealistic to obtain it, we have been unable to secure any bank or other secured financing due to our revenue and cash flow levels, internal financial ratios, and negative working capital position, and we do not expect that we will be successful in securing any such financing if we were to recommence efforts to do so unless and until our revenues and cash flows become substantially higher, and our internal financial ratios dramatically improve, something we believe to be unlikely absent the occurrence of a major business combination and/or equity or equity-linked financing transaction.

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

As of April 7, 2014 we had no contractual liabilities.

Discontinued Operations

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse® product line to WORDsearch.  On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which was transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced.  As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, and the sale of the QuickVerse® product line to WORDsearch was complete. As a result, we have classified this asset as discontinued operations for the years ended December 31, 2013 and 2012.

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

The Potential Impact of Known Facts, Commitments, Events and Uncertainties on Future Operating Results or Future Liquidity Requirements

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2013 for information regarding the potential effects of new accounting pronouncements on our results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of FindEx.com, Inc.

We have audited the accompanying consolidated balance sheets of FindEx.com Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended. Findex.com Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FindEx.com Inc. and subsidiaries as of December 31, 2013 and 2012 and the results of operations and cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss from continuing operations of $324,631 during the year ended December 31, 2013, and, as of that date, had a working capital deficiency of $564,490 and a retained deficit of $8,875,515. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Brimmer, Burek & Keelan LLP
Tampa, Florida

April 7, 2014

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$125	$8,751
Accounts receivable, trade, net	201	920
Receivable, in escrow	---	36,957
Inventories, net	493	2,578
Other current assets	742	2,537
Total current assets	1,561	51,743
Property and equipment, net	45	868
Intangible assets, net	9,900	71,169
Total assets	$11,506	$123,780

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current portion of term debt	$28,783	$28,783
Accrued royalties	50,804	48,955
Accounts payable, trade	148,160	110,982
Accounts payable, related parties	52,879	15,062
Accrued payroll	122,560	27,328
Other current liabilities	48,497	21,207
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	566,051	366,685
Long-term debt, net	---	---
Deferred income taxes, net	---	---
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively	---	---
Common stock, $.001 par value
120,000,000 shares authorized,
103,635,060 and 103,635,060 shares issued and outstanding, respectively	103,635	103,635
Paid-in capital	8,217,335	8,217,335
Retained (deficit)	(8,875,515)	(8,563,875)
Total stockholders’ equity (deficit)	(554,545)	(242,905)
Total liabilities and stockholders’ equity (deficit)	$11,506	$123,780

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2013		2012

Revenues, net of reserves and allowances		$16,092		$57,593
Cost of sales		3,825		13,604
Gross profit		12,267		43,989
Other operating income and expenses:
Sales and marketing expenses		2,816		3,412
General and administrative expenses		269,916		371,011
Bad debt expense		738		(100)
Impairment expense		46,583		18,781
Total operating expenses		320,053		393,104
Loss from operations		(307,786)		(349,115)
Other income (expenses), net		---		(145)
Interest expense		(7,518)		(3,875)
Gain on intangible asset		13,000		---
Gain on debt settlement		---		28,504
Loss from continuing operations before income taxes		(302,304)		(324,631)
Income tax (provision)		---		---
Loss from continuing operations		$(302,304)		$(324,631)
Discontinued operations (Note 16):
Adjustment to sale of software product line		$(9,336)	$	---
Gain on debt settlement		---		26,087
Income tax (provision)		---		---
Income (loss) from discontinued operations, net of taxes		(9,336)		26,087
Net income (loss)		$(311,640)		$(298,544)

Net earnings (loss) per share - Basic & Diluted:
Net loss per share from continuing operations	$	---	$	---
Net income (loss) per share from discontinued operations	$	---	$	---
Net income (loss) per share	$	---	$	---

Weighted average shares outstanding:
Weighted average shares used in computing basic and diluted income (loss) per share		103,635,060		79,745,378

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2011	77,993,935	$77,994	$8,088,488	$(8,265,331)	(98,849)
Common stock issued for services	25,641,125	25,641	128,847	---	154,488
Net income, December 31, 2012	---	---	---	(298,544)	(298,544)
Balance, December 31, 2012	103,635,060	$103,635	$8,217,335	$(8,563,875)	$(242,905)
Common stock issued for services	---	---	---	---	---
Net loss, December 31, 2013	---	---	---	(311,640)	(311,640)
Balance, December 31, 2013	103,635,060	$103,635	$8,217,335	$(8,875,515)	$(554,545)

See accompanying notes.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2013	2012

Cash flows from operating activities:
Cash received from customers	$43,694	$73,884
Cash paid to suppliers and employees	(61,193)	(287,517)
Interest paid	(4,127)	(838)
Interest received	---	4
Net cash (used) by operating activities	(21,626)	(214,467)
Cash flows from investing activities:
Proceeds from intangible asset	13,000	---
Net cash provided by investing activities	13,000	---
Cash flows from financing activities:
Payments made on term debt	---	(4,405)
Proceeds from issuance of common stock	---	24,596
Contributed Capital	---	41,398
Net cash provided by financing activities	---	61,589
Net (decrease) increase in cash and cash equivalents	(8,626)	(152,878)
Cash and cash equivalents, beginning of year	8,751	161,629
Cash and cash equivalents, end of year	$125	$8,751

Reconciliation of net loss to cash flows from operating activities:
Net loss	$(311,640)	$(298,544)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	---	88,493
Bad debts provision	738	(100)
Adjustment to sale of software product line	9,336	---
Depreciation & amortization	15,508	21,611
Loss on sale of property and equipment	---	150
(Gain) on debt settlement	---	(54,591)
(Gain) on intangible asset	(13,000)	---
Loss on impairment expense	46,583	18,781
Change in assets and liabilities:
Decrease in accounts receivable	27,602	17,591
Decrease in inventories	2,085	2,051
Decrease in prepaid expenses	1,794	12,354
Increase (decrease) in accrued royalties	1,849	(1,799)
Increase in accounts payable	74,995	12,874
Increase (decrease) in other liabilities	122,524	(33,338)
Net cash (used) by operating activities	$(21,626)	$(214,467)

See accompanying notes.

Findex.com, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

DISCONTINUED OPERATIONS

On May 5, 2011, we entered into a Software Product Line Purchase Agreement with WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from us all of the assets associated with the QuickVerse® product line which centered around our industry-leading Bible-study software program. The specific assets conveyed include, among others, the underlying software source code, registered trade names, and existing product inventories. As a result, we have classified this asset and any associated liabilities as well as all revenues and expenses directly related to the QuickVerse® product line as discontinued operations for the years ended December 31, 2013 and 2012.  See Note 16.

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

CONCENTRATIONS

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents at well-known, quality financial institutions. We currently maintain our cash balances in one financial institution located in Omaha, Nebraska. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. For the years ended December 31, 2013 and 2012, we did not have any cash balances that exceeded the amount that would have been covered by the federal insurance.

Within our operations as a whole, including those operations now classified as discontinued operations, we sell a majority of our products to consumers through distributors, Christian bookstores, Internet and direct marketing efforts. Although we attempt to prudently manage and control accounts receivable and perform ongoing credit evaluations in the normal course of business, we generally require no collateral on our product sales. During 2013, we incurred sales transactions with approximately 100 consumers and 6 retail bookstores and/or distributors.  Our top five retail customers in aggregate accounted for 64% and 63% of gross sales for the years ended December 31, 2013 and 2012, respectively, as indicated below:

Sales to Top 5 Retail Customers – Percent to Total Sales
	Customers
	A	B – E Combined	Total
2013	47%	17%	64%
2012	52%	11%	63%

Accounts receivable relating to customer A was $-0- and $-0- at December 31, 2013 and 2012, respectively.

During the years ended December 31, 2013 and 2012, we derived our total revenue from the following sales breakdown:

	2013	2012
FormTool®	98%	90%
Other software titles	2%	10%
Total	100%	100%

During the year ended December 31, 2013, we did not have any purchases for materials to produce product for our operations as a whole, including those operations now classified as discontinued operations. However, during the year ended December 31, 2012, two vendors provided purchases individually of 10% or more of the total product and material purchases as follows:

Major Vendors – Percent to Total Product and Material Purchases
	Vendors
	A	B	C	Total
2013	---	---	---	---
2012	50%	49%	1%	100%

Accounts payable relating to vendors A, B and C was $-0- and $-0- at December 31, 2013 and 2012, respectively

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

SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20-25, Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a “beta” version for testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months, but up to 60 months), or (ii) the ratio of current revenues to total projected product revenues. We did not recognize any capitalized software development costs or associated accumulated amortization for the years end December 31, 2013 and 2012, respectively.

Capitalized software development costs are stated at the lower of amortized costs or net realizable value. Recoverability of these capitalized costs is determined at each balance sheet date by comparing the forecasted future revenues from the related products, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues.  We did not recognize any impairment expense for the years December 31, 2013 and 2012, respectively.

ASC 730, Research and Development, provides accounting and reporting standards for research and development. In accordance with ASC 730-10, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense and included in general and administrative expenses of discontinued operations. We did not incur any research and development expenses for the years ended December 31, 2013 and 2012, respectively.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. We did not incur any cumulative website development costs, included in Other assets from continuing operations on our Consolidated Balance Sheets, nor any associated accumulated amortization expense, for the years ended December 31, 2013 and 2012, respectively. As a result of the decision to postpone indefinitely the plan to revamp our FormTool.com website due to a lack of available financial and human resources, we have written down capitalized website developments costs and have recorded an impairment expense of $18,781 in continuing operations for the year ended December 31, 2012. See Note 6.

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

No options or warrants were issued during the year ended December 31, 2013.

We maintain a policy of issuing authorized but unissued shares of common stock to satisfy share option and warrant exercises.

LEGAL COSTS RELATED TO LOSS CONTINGENCIES

We accrue legal costs expected to be incurred in connection with a loss contingency as they occur.  We did not accrue any legal costs related to a loss contingency during the years ended December 31, 2013 and 2012.

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

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

For the Year Ended December 31	2013	2012

Numerator for continuing operations:
Net loss from continuing operations	$(302,304)	$(324,631)

Numerator for discontinued operations:
Net income (loss) from discontinued operations	$(9,336)	$26,087

Numerator for net income (loss):
Net income (loss)	$(311,640)	$(298,544)

Denominator for continuing operations and discontinued operations:
Denominator for basic per share amounts – weighted average shares	103,635,060	79,745,378
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Denominator for diluted per share amounts - weighted average shares	103,635,060	79,745,378

FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise indicated, the fair values of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments because of the short maturity of those instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

At December 31, 2013, there were no recent accounting pronouncements that we believe would have a material impact on our consolidated financial statements.

RECLASSIFICATIONS

Certain accounts in our 2012 financial statements have been reclassified for comparative purposes to conform with the presentation in our 2013 financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. However, as of December 31, 2013 and 2012, we had negative working capital of $564,490 and $314,942, respectively, and had an accumulated deficit of $8,875,515 and $8,563,875, respectively. Although these factors raise substantial doubt about our ability to continue as a going concern, we have taken several actions in an attempt to mitigate the risk that we will be unable to continue as a going concern through December 31, 2013. These actions include pursuing the sale of product lines and pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 3 – BALANCE SHEET DETAILS

Details of certain balance sheet captions within continuing operations are as follows:

Year ended December 31,	2013	2012

Accounts receivable, trade, net:
Gross trade accounts receivable	$1,340	$1,320
Less: allowance for doubtful accounts	(1,139)	(400)
Net accounts receivable, trade	$201	$920

Allowance for doubtful accounts:
Beginning balance for total operations	$400	$500
Bad debts provision (included in Sales and marketing expenses)	(739)	(100)
Accounts written off	---	---
Collection of accounts previously written off	---	---
Ending balance for total operations	$1,139	$400
Less: portion attributed to discontinued operations	---	---
Ending balance for continuing operations	$1,139	$400

Inventories, net:
Raw materials	$698	$2,262
Finished goods	623	2,591
Less: reserve for obsolete inventory	(828)	(2,275)
Net inventories	$493	$2,578

Reserve for obsolete inventory:
Beginning balance for total operations	$2,275	$1,000
Provision for obsolete inventory	2,049	1,298
Obsolete inventory written off	(3,496)	(23)
Ending balance for total operations	$828	$2,275
Less: portion attributed to discontinued operations	---	---
Ending balance for continuing operations	$828	$2,275

Other current assets:
Prepaid expenses	$742	$2,537
Total other current assets	$742	$2,537

Property and equipment, net
Computer equipment	$4,253	$4,253
Office furniture and fixtures	757	757
Warehouse equipment	1,299	1,299
Total property and equipment	6,309	6,309
Less: accumulated depreciation	(6,264)	(5,187)
Net property and equipment	$45	$868

Intangible assets, net
Software license agreement, net
Cost	$177,955	$214,638
Less: accumulated amortization	(158,155)	(143,469)
Net intangible assets	$9,900	$71,169

Amortization related to the FormTool® software license agreement, included in General and administrative expenses on our Consolidated Statements of Operations, was $14,686 and $20,334 for the years ended December 31, 2013 and 2012, respectively.

Other current liabilities:
Reserve for directors’ fees	$37,000	$13,000
Reserve for sales returns	$200	200
Accrued interest	6,967	3,577
Other accrued expenses	4,330	4,430
Total other current liabilities	$48,497	$21,207

Reserve for sales returns (included in Other current liabilities):
Beginning balance for total operations	$200	$1,500
Return provision – sales	500	1,300
Return provision – cost of sales	(75)	(195)
Returns processed	(438)	(1,145)
Returns provision	13	(1,260)
Ending balance for total operations	$200	$200
Less: portion attributed to discontinued operations	---	---
Ending balance for continuing operations	$200	$200

NOTE 4 – RECEIVABLE IN ESCROW

For the years ended December 31, 2013 and 2012, we had a receivable held in escrow by WORDsearch Corp., L.L.C in the amount of $-0- and $36,957, respectively. As part of the Software Product Line Purchase Agreement for the sale of our QuickVerse® product line, it was agreed that WORDsearch would hold a portion of the original purchase price of $975,000 in cash in escrow. These funds were and continue to be held for settlement agreements reached with certain of our royalty content providers pursuant to which reductions in the total accrued royalty balance owed by us to them were and continue to be finalized, which agreements were part of a broad initiative on our part arising in connection with our sale to WORDsearch of our QuickVerse® product line. During the year ended December 31, 2013, we had made multiple attempts to contact the principals of WORDsearch to recover the remaining escrow of the $975,000 purchase price which had gone unanswered by the principals of WORDsearch. In November 2013, we were finally able to come to an agreement with the principals of WORDsearch which resulted in a settlement amount of $25,000 for the remaining escrow of the purchase price. The difference of $9,336 has been recorded as an adjustment to sale of software product line expense from discontinued operations for the year ended December 31, 2013. See Note 16.

NOTE 5 – DEBT

At December 31, 2013 and 2012, the current portion of term debt consisted of the following:

	2013	2012

Unsecured term note payable to a former shareholder due January 2012, plus interest at 5% APR. Interest on overdue principal accruing at 10% APR.	$28,783	$28,783
Current portion of debt	$28,783	$28,783

At December 31, 2013, we were in arrears on the unsecured term note payable to a former shareholder.

NOTE 6 – IMPAIRMENT EXPENSE

During the years ended December 31, 2013 and 2012, respectively, we tested for impairment certain intangible assets associated with the FormTool® product line. During the year ended December 31, 2013, we experienced a sharp decline in revenue derived from our FormTool® product line. Furthermore, during the year ended December 31, 2012, the decision was made to postpone indefinitely the plan to revamp our FormTool.com website due to a lack of available financial and human resources. In accordance with ASC 360-10-35, Property, Plant, and Equipment, Overall, Subsequent Measurement, we recognized a total impairment expense of $46,583 and $18,781 during the years ended December 31, 2013 and 2012, respectively, for the intangible assets. This has been treated as an operating expense and included in Impairment expense on our Condensed Consolidated Statement of Operations.

NOTE 7 – GAIN ON INTANGIBLE ASSET

During the year ended December 31, 2013, we recognized income from an intangible asset totaling $13,000. This income from an intangible asset results from the sale of the findex.com domain name to a third party in exchange for $13,000.

NOTE 8 – GAIN ON DEBT SETTLEMENT

During the year ended December 31, 2012, we recognized income from debt forgiveness totaling $28,504. This income from debt forgiveness mainly results from settlement agreements involving certain of our vendors whom trade payables were owed by us to them, settlement agreements involving certain of our customers whom credit balances were owed by us to them, as well as a settlement with a former employee with whom we had payroll accrued and unpaid from June 2010 through September 2011. This has been treated as a gain from extinguishment of debt and included in Gain on debt settlement on our Consolidated Statement of Operations.

NOTE 9 – INCOME TAXES

The provision for taxes on income from continuing operations for the years ended December 31, 2013 and 2012 consisted of the following:

	2013		2012

Current:
Federal	$	---	$	---
State		---		---
Net current income tax expense		---		---
Deferred:
Federal		---		---
State		---		---
Net deferred income tax expense		---		---
Total tax provision	$	---	$	---

The provisions for income taxes differ from the amounts computed by applying the federal statutory rate due to the following:

	2013		2012

Expense (benefit) at Federal statutory rate – 34%		$(106,080)		$(97,240)
State tax effects, net of Federal taxes		(533)		(486)
Nondeductible expenses		74		69
Nontaxable income		---		---
Deferred tax asset valuation allowance		106,539		97,657
Income tax expense	$	---	$	---

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our total and net deferred tax assets, deferred tax asset valuation allowances and deferred tax liabilities at December 31, 2013 and 2012 are as follows:

For the years ended December 31	2013		2012
Total current deferred income tax asset		$37,034		$10,500
Total non-current deferred income tax asset		2,968,976		2,920,200
Total deferred income tax asset		3,006,010		2,930,700
Less: Valuation allowance		(3,036,410)		(2,958,100)
Deferred income tax asset, net		(30,400)		(27,400)
Total deferred income tax liability		30,400		27,400
Deferred income tax liability, net	$	---	$	---

A valuation allowance has been recorded primarily related to tax benefits associated with income tax operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable. The valuation allowance for deferred tax assets was increased by $78,310 and $112,300 during the years ended December 31, 2013 and 2012, respectively.

At December 31, 2013, we had available net operating loss carryforwards of approximately $8,780,000 for federal income tax purposes that have a range of expiration dates beginning in the year of 2020 and extending through the year of 2033. The federal carryforwards resulted from losses generated in 1996 through 2002, 2005, 2006, 2008, 2009, 2010, 2012 and 2013.

We adopted the provisions of FIN No. 48 (now codified as ASC 740) as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. Federal, Nebraska, Iowa, Texas and Illinois as our “major” tax jurisdictions. Generally, we remain subject to examination of our 2010 through 2013 U.S. Federal, Nebraska, Iowa, Texas and Illinois income tax returns.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

COMMON STOCK

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

In December, 2012, we committed to issue a total of 1,200,000 restricted shares of common stock to a consultant at the closing price of December 6, 2012 ($0.0075), in lieu of cash for services which remained accrued and unpaid since the year ended 2007. The fees to the consultant, whom later was appointed to fill a vacancy on our Board of Directors, were previously valued at $9,000; however, the board of directors determined that the difference between the value of the restricted shares of common stock and the corresponding services would be recorded as contributed capital.

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

COMMON STOCK OPTIONS

During the years ended December 31, 2013 and 2012, no options or other stock-based awards were issued or expired.

COMMON STOCK WARRANTS

For the years ended December 31, 2013 and 2012, no warrants were issued or expired.

NOTE 11 – STOCK-BASED COMPENSATION

No other equity instruments were issued during the years ended December 31, 2013 and 2012. See Note 10.

NOTE 12 – RENTAL AND LEASE INFORMATION

OPERATING LEASES

Since August 2011, we utilize approximately 650 square feet for our corporate offices in Elkhorn, Nebraska.  Through arrangements made by our CEO, we currently pay no rent for these 650 square feet and are not responsible for any taxes or insurance expenses associated with this space.

We did not incur any rental expenses for the years ended December 31, 2013 and 2012.

At December 31, 2013, there were no future minimum rental payments required under these arrangements.

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

The employment agreement with our Chief Executive Officer expired on April 14, 2010. This agreement was not extended nor is a new agreement being considered. Our Chief Executive Officer, however, has continued to be employed by us on an at-will basis since the expiration of his employment agreement at the following base annual salary rates:

Chief Executive Officer
Base Annual Salary	$75,000

Although the employment agreement has expired, we have accrued the following for our Chief Executive Officer as of December 31, 2013:

Accrued Base Salary
Included in Accrued Payroll at December 31, 2013	$101,543

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

For the fiscal year ended December 31, 2013, we have accrued $25,000 in contract fees for the preparation and filing of our annual and quarterly reports. The contractor whom performed the work is our one part-time employee as well as the spouse of the Company’s CEO.

NOTE 15 – RISKS AND UNCERTAINTIES

Our future operating results may be affected by a number of factors. We are dependent upon a number of major inventory and intellectual property suppliers. If a critical supplier had operational problems or ceased making material available to us, operations could be adversely affected.

NOTE 16 – DISCONTINUED OPERATIONS

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

As a result of the decision to sell the QuickVerse® product line, we have classified the QuickVerse® product line as discontinued operations for the years ended December 31, 2013 and 2012. We have recorded the remaining class of liabilities for the QuickVerse® product line as presented below:

Year ended December 31,	2013	2012

Other current liabilities from discontinued operations:
Accrued royalties	$114,368	$114,368
Other current liabilities from discontinued operations	$114,368	$114,368

The following table presents the results of operations of our discontinued operations for the years ended December 31, 2013 and 2012:

Year Ended December 31,	2013		2012
Gross revenues $	---	$	---
Less estimated sales returns and allowances	---		---
Net revenues	---		---
Cost of sales	---		---
Gross profit	---		---
Operating expenses:
Advertising and direct marketing	---		---
Sales and marketing wages	---		---
Adjustment to sale of software product line	9,336
Total sales and marketing	9,336		---
Research and development	---		---
Rent	---		---
Other general and administrative costs	---		---
Total general and administrative	---		---
Loss from operations of discontinued component	(9,336)		---
Gain on sale of software product line	---		---
Impairment expense	---		---
Gain on debt settlement	---		26,087
Income tax (provision)	---		---
Income (loss) from discontinued operations, net of taxes	$(9,336)		$26,087

ADJUSTMENT TO SALE OF SOFTWARE PRODUCT LINE

During the year ended December 31, 2013, we recognized an adjustment to the original sales price of the QuickVerse® software product line totaling $9,336. During the year ended December 31, 2013, we had made multiple attempts to contact the principals of WORDsearch to recover the remaining escrow of the $975,000 purchase price which had gone unanswered by the principals of WORDsearch. In November 2013, we were finally able to come to an agreement with the principals of WORDsearch which resulted in a settlement amount of $25,000 for the remaining escrow of the purchase price. The difference of $9,336 has been recorded as an adjustment to sale of software product line expense from discontinued operations on our Consolidated Statement of Operations. See Note 4.

GAIN ON DEBT SETTLEMENT

During the year ended December 31, 2012, we recognized income from debt forgiveness totaling $26,087. This income from debt forgiveness results from agreements reached with certain of our royalty content providers pursuant to which reductions in the total accrued royalty balance owed by us to them were finalized, which agreements were part of a broad initiative on our part arising in connection with our sale to WORDsearch of our QuickVerse® product line.  This has been treated as a gain from extinguishment of debt and included in Gain on debt settlement within discontinued operations on our Consolidated Statement of Operations.

NOTE 17 – SUBSEQUENT EVENTS

On January 23, 2014, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with certain of our affiliated stockholders, ESCT Acquisition Corp., a majority-owned subsidiary of ours organized specifically for purposes of this transaction, The Renewable Corporation, a Washington corporation, and EcoSmart Surface and Coating Technologies, Inc., a Florida corporation and a wholly owned subsidiary of The Renewable Corporation (“EcoSmart”). Pursuant to the Merger Agreement, we have agreed to enter into a series of transactions centered around a statutory merger (the “Pending Merger”) pursuant to which we will issue what will amount to approximately eighty percent (80%) of our common stock in exchange for all of the issued and outstanding capital stock of EcoSmart. If and when consummated, the Pending Merger would result in a change of control and fundamental restructuring of the Company, including not only our board of directors and operating officers, but also our business operations and strategic direction, though no determinations have been made to date that are expected to impact our existing FormTool® product line sales and operations.

To date, EcoSmart has generated only nominal revenue, but our management believes that, subject to its ability to obtain required financing on reasonable terms, it is positioned to take advantage of a substantial opportunity for top line growth in 2014 and beyond.

On March 10, 2014, we entered into a promissory note agreement with a current stockholder in the amount of $10,000. The note agreement is due to be repaid in full, plus interest at 14% APR, no later than September 10, 2014. The $10,000 was used for working capital.

The date to which events occurring after December 31, 2013, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is April 7, 2014, which is the date on which the financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K December 31, 2013, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).

Our management, under the supervision of our Chief Executive Officer/Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on the assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2013. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of 2013, there were no changes in our internal control over financial reporting, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

There were no reportable events under this Item 9B during the fourth quarter of the fiscal year ended December 31, 2013.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers and their ages as of April 7, 2014 were as follows:

Name	Age	Position
Steven Malone	47	Director, Chairman of the Board, President and Chief Financial Officer
John A. Kuehne, CA	56	Director

Steven Malone — Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer

Mr. Malone has served as our President and Chief Executive Officer since March 2001, as a director and Chairman of the Board since February 2002 and as Chief Financial Officer since July 2010. Between July 2000 and March 2001, Mr. Malone was Senior Vice President and between June 1999 and July 2000 he was a Vice President. Mr. Malone possesses over twenty years of experience in the computer industry, with the last twenty focused on software sales. As a National Account Manager from 1992 to 1996 for Grolier Interactive, he was responsible for their largest retail and distribution accounts. As Director of Corporate Sales from 1996 to 1998 for Software Publishing Corporation, he was responsible for the on-going sales growth of premiere corporate products, such as the award winning Harvard Graphics, as well as the introduction of several new products to the corporate marketplace. As Director of Sales from 1998 to1999 for InfoUSA, he was responsible for sales and marketing of InfoUSA’s products to retail, distribution, OEM and corporate accounts.

John A. Kuehne, CA – Director

Mr. Kuehne has served as one of our directors since December 2000.  Mr. Kuehne is an Independent Management Consultant, advising, assisting and investing in both startups and small public companies.  Mr. Kuehne was the President of SmallCap Corporate Partners Inc., a management consulting firm for micro-cap and small-cap public companies, specializing in corporate finance and investor communications, from 2003 to 2009.  Prior to SmallCap, Mr. Kuehne served as a management consultant with Alliance Corporate Services Inc. from July 2000 through to June 2003.  From 1990 to 1999 Mr. Kuehne was with Doman Industries Limited, a large Canadian forest products company with consolidated annual sales of over $600 million and assets in excess of $1 billion, where he eventually became Chief Financial Officer. While the CFO of Doman Industries, he completed a $125 million senior note issue and the $140 million acquisition of Pacific Forest Products.  Mr. Kuehne began his career in corporate finance and accounting, spending over 9 years with the premier public accounting firm of Deloitte’s in both Edmonton and Chicago. Mr. Kuehne holds a Bachelor of Commerce degree from the University of Alberta (1984) and a Masters of Management from the J.L.Kellogg Graduate School of Management at Northwestern University (1990). Since October 2012 Mr. Kuehne has served as a Director of Goldstrike Resources Ltd., a Canadian Venture Exchange public company.  From June 2000 to May 2004 he served as a director of Prospector Consolidated Resources Inc., a Canadian public company. From January 2003 to November 2004 he served as a director of Beau Pre Explorations Ltd., also a Canadian public company. Mr. Kuehne qualified as a Canadian Chartered Accountant in 1983 and as an American Certified Public Accountant in 1985.

Board of Directors Committees

Currently our two standing committees comprised of members of our board of directors are our audit committee and our compensation committee.  Since December 2000, our board of directors has maintained an audit committee.  As of April 7, 2014, the audit committee consisted of one member, John Kuehne.  Mr. Kuehne is considered to be a “financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and each qualifies as an “independent” under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.  Since July 2003, we have maintained a compensation committee. We currently have one member, John A. Kuehne, serving on our compensation committee.

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

The following table sets forth the compliance reporting under Section 16(a) for the fiscal year ended December 31, 2013.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Steven Malone	1	1	---
John A. Kuehne	1	1	---
Gordon A. Landies	1	1	---

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation awarded to, earned or paid, for each of the last two fiscal years to our Chief Executive Officer and each of our executive officers earning a total compensation of $100,000 or more during any such fiscal year. Steven Malone has served as our President and Chief Executive Officer since March 2001 and as our Chief Financial Officer since July 2010. William Terrill served as our Chief Technology Officer from July 2002 through February 2012.  No other individuals employed by us earned a total compensation in excess of $100,000 during the fiscal year ended December 31, 2013.

Summary Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($) (a)		Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($)		All Other Compensation ($) (b)		Total ($)
Steven Malone,	2013		$75,288	$	---	$	---	$	---	$	---	$	---	$	---		$75,288
President, Chief Executive Officer and Chief Financial Officer	2012		$96,923		$14,424	$	---	$	---	$	---	$	---	$	---		$111,347

William Terrill,	2013	$	---	$	---	$	---	$	---	$	---	$	---	$	---	$	---
Former Chief Technology Officer	2012		$3,000	$	---	$	---	$	---	$	---	$	---		$14,250		$17,250

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

EQUITY AWARDS

Information Concerning Stock Options

As of the fiscal year ended December 31, 2013, we did not have any outstanding equity awards, specifically unexercised options, stock that has not vested, and equity incentive plan awards, held by the executive officers.  Furthermore, we did not grant stock options to our executive officers during the fiscal year ended December 31, 2013, and no executive exercised any stock options during the fiscal year 2013.

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

As of the date hereof, we have accrued approximately $37,000 in director’s fees for our outside directors for the period of October 1, 2012 through December 31, 2013.

The following table sets forth the compensation of our outside directors for the fiscal year ended December 31, 2013.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
John Kuehne	$24,000	$	---	$	---	$	---	$	---	$	---	$24,000

Mr. Kuehne has served as one of our directors since December 2000. Mr. Kuehne's compensation agreement provides for a monthly fee of $1,000 for committee services and a monthly fee of $1,000 for services as a “financial expert” (as defined in Item 407(d)(5) of Regulation S-K). We have accrued $2,000 a month for Mr. Kuehne’s services for the period of January 1, 2013 through December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The tables below set forth information regarding the beneficial ownership of our common stock as of April 7, 2014.  The information in these tables provides the ownership information for:

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

As of April 7, 2014, we are not aware of any contract or other arrangement, including a pledge of the Company’s securities that could result in a change in the control of the Company.

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

	2013		2012
Audit Fees (1)		$40,682		$44,191
Audit-Related Fees	$	---	$	---
Tax Fees	$	---	$	---
All Other Fees (2)	$	---		$70

(1) Consists of fees for professional services rendered in connection with the audits of our financial statements included in our annual reports on Form 10-K for the years-ending 2012 and 2011, and the review of our financial statements included in our quarterly reports on Form 10-Q for the periods ending March 31, 2013 and 2012, June 30, 2013 and 2012, and September 30, 2013 and 2012.

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

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2011.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.39
Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

10.40
Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

14.1	Code of Ethics, adopted by Board of Directors April 7, 2014. FILED HEREWITH.

21.1	Subsidiaries of Findex.com, Inc. as of December 31, 2013. FILED HEREWITH.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated April 7, 2014. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated April 7, 2014. FILED HEREWITH.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

By: /s/ Steven Malone
Steven Malone
President, Chief Executive Officer and Chief Financial Officer

Date: April 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President, Chief	April 7, 2014
Steven Malone	Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting Officer)

/s/ John A. Kuehne	Director	April 7, 2014
John A. Kuehne