Form 10-Q
period 2014-03-31
FINDEX COM INC
filed 2014-05-19
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 19, 2014 the registrant had outstanding 109,635,060 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED MARCH 31, 2014

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,229	$125
Accounts receivable, trade, net	670	201
Inventories, net	474	493
Other current assets	3,222	742
Total current assets	5,595	1,561
Property and equipment, net	18	45
Intangible assets, net	6,511	9,900
Total assets	$12,124	$11,506

Liabilities and stockholders' equity (deficit)
Current liabilities:
Current portion of term debt	$38,783	$28,783
Accounts payable, trade	149,584	148,160
Accounts payable, related party	93,687	52,879
Accrued royalties	50,960	50,804
Accrued payroll	145,546	122,560
Other current liabilities	55,476	48,497
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	648,404	566,051
Long-term debt, net	---	---
Deferred income taxes, net	---	---
Commitments and contingencies (Note 7)
Stockholders' equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively
Common stock, $.001 par value
120,000,000 shares authorized,
103,635,060 and 103,635,060 shares issued and outstanding, respectively	103,635	103,635
Paid-in capital	8,217,335	8,217,335
Retained (deficit)	(8,957,250)	(8,875,515)
Total stockholders' equity (deficit)	(636,280)	(554,545)
Total liabilities and stockholders' equity (deficit)	$12,124	$11,506

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenues, net of reserves and allowances	$2,770	$5,012
Cost of sales	124	29
Gross profit	2,646	4,983
Operating expenses:
Sales and marketing	100	3,461
General and administrative	81,506	75,977
Impairment expense	---	17,150
Total operating expenses	81,606	96,588
Loss from operations	(78,960)	(91,605)
Other income (expenses), net	(2,775)	(1,122)
Loss from continuing operations before income taxes	(81,735)	(92,727)
Income tax benefit	---	---
Loss from continuing operations	$(81,735)	$(92,727)
Discontinued operations (Note 10):
Income (loss) from operations of discontinued component	---	---
Income tax (provision)	---	---
Income (loss) from discontinued operations, net of taxes	---	---
Net loss	$(81,735)	$(92,727)

Net earnings (loss) per share - Basic & Diluted:
Net loss per share from continuing operations	$0.00	$0.00
Net loss per share from discontinued operations	$0.00	$0.00
Net loss per share	$0.00	$0.00

Weighted average shares outstanding:
Weighted average shares used in computing basic and diluted income (loss) per share	103,635,060	103,635,060

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,	2014	2013

Cash flows from operating activities:
Cash received from customers	$2,301	$7,871
Cash paid to suppliers and employees	(9,403)	(16,070)
Other operating activities, net	(1,794)	(306)
Net cash (used) by operating activities	(8,896)	(8,505)
Cash flows from investing activities:
Other investing activities, net	---	---
Net cash provided by investing activities	---	---
Cash flows from financing activities:
Proceeds from note payable, net	10,000	---
Net cash provided by financing activities	10,000	---
Net increase (decrease) in cash and cash equivalents	1,104	(8,505)
Cash and cash equivalents, beginning of period	125	8,751
Cash and cash equivalents, end of period	$1,229	$246

Reconciliation of net loss to cash flows from continuing and discontinued operating activities:
Net loss	$(81,735)	$(92,727)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization	3,416	4,757
Loss on impairment expense	---	17,150
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(469)	2,859
Decrease in inventories	19	8
(Increase) in other current assets	(2,480)	(1,176)
Increase in accrued royalties	156	41
Increase in accounts payable	42,233	30,515
Increase in other liabilities	29,964	30,068
Net cash (used) provided by operating activities	$(8,896)	$(8,505)

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The December 31, 2013 condensed consolidated balance sheet data was derived from our audited financial statements at that date.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in our Form 10-K for the year ended December 31, 2013.

RECLASSIFACTIONS

Certain accounts in our 2013 financial statements have been reclassified for comparative purposes to conform with the presentation in our 2014 financial statements.

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

SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20-25, Costs of Software to Be Sold, Leased, or Marketed, software development costs are expensed as incurred until technological feasibility and marketability has been established, generally with release of a beta version for customer testing. Once the point of technological feasibility and marketability is reached, direct production costs (including labor directly associated with the development projects), indirect costs (including allocated fringe benefits, payroll taxes, facilities costs, and management supervision), and other direct costs (including costs of outside consultants, purchased software to be included in the software product being developed, travel expenses, material and supplies, and other direct costs) are capitalized until the product is available for general release to customers. We amortize capitalized costs on a product-by-product basis. Amortization for each period is the greater of the amount computed using (i) the straight-line basis over the estimated product life (generally from 12 to 18 months, but up to 60 months), or (ii) the ratio of current revenues to total projected product revenues. We did not recognize any capitalized software development costs or associated accumulated amortization for the three months end March 31, 2014 and 2013, respectively.

Capitalized software development costs are stated at the lower of amortized costs or net realizable value. Recoverability of these capitalized costs is determined at each balance sheet date by comparing the forecasted future revenues from the related products, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues.  We did not recognize any impairment expense for the three months ended March 31, 2014 and 2013, respectively.

ASC 730, Research and Development, provides accounting and reporting standards for research and development. In accordance with ASC 730-10, costs we incur to enhance our existing products after general release to the public (bug fixes) are expensed in the period they are incurred and included in research and development costs. Research and development costs incurred prior to determination of technological feasibility and marketability and after general release to the public and charged to expense and included in general and administrative expenses of discontinued operations. We did not incur any research and development expenses for the three months ended March 31, 2014 and 2013, respectively.

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

We amortize website development costs on a straight-line basis over the estimated life of the site, generally 36 months. We did not incur any cumulative website development costs nor any associated accumulated amortization expense, for the three months ended March 31, 2014 and 2013, respectively.

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

The following table shows the amounts used in computing earnings per common share and the average number of shares of dilutive potential common stock:

For the Three Months Ended March 31,	2014		2013

Net loss from continuing operations		$(81,735)		$(92,727)
Preferred stock dividends		---		---
Net loss available to common shareholders		$(81,735)		$(92,727)

Net income from discontinued operations	$	---	$	---
Preferred stock dividends		---		---
Net income available to common shareholders	$	---	$	---

Basic weighted average shares outstanding		103,635,060		103,635,060
Dilutive effect of:
Stock options		---		---
Warrants		---		---
Diluted weighted average shares outstanding		103,635,060		103,635,060

RECENT ACCOUNTING PRONOUNCEMENTS

At March 31, 2014, there were no recent accounting pronouncements that we believe would have a material impact on our consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of March 31, 2014, we had a net loss of $81,735 and negative working capital of $642,809, and an accumulated deficit of $8,957,250 and $8,875,515 as of March 31, 2014 and December 31, 2013, respectively. Although these factors raise substantial doubt as to our ability to continue as a going concern through December 31, 2014, we are taking several actions intended to mitigate against this risk. These actions include pursuing mergers and acquisitions that will provide profitable operations and positive operating cash flow.

NOTE 3 – INVENTORIES

At March 31, 2014, inventories consisted of the following:

Raw materials	$686
Finished goods	616
Less reserve for obsolete inventory	(828)
Inventories	$474

NOTE 4 – RESERVES AND ALLOWANCES

At March 31, 2014, the allowance for doubtful accounts included in Accounts receivable, trade, net, consisted of the following:

Balance December 31, 2013	$400
Bad debts provision	---
Accounts written off	---
Collection of accounts previously written off	---
Balance March 31, 2014	$400

At March 31, 2014, the reserve for obsolete inventory included in Inventories consisted of the following:

Balance December 31, 2013	$828
Provision for obsolete inventory	---
Obsolete inventory written off	---
Reserve for obsolete inventory from discontinued operations	---
Balance March 31, 2014	$828

At March 31, 2014, the reserve for sales returns included in Other current liabilities consisted of the following:

Balance December 31, 2013	$200
Return provision – sales	---
Return provision – cost of sales	---
Returns processed	---
Balance March 31, 2014	$200

NOTE 5 – DEBT

At March 31, 2014, the current portion of debt consisted of the following:

Unsecured term note payable to a former shareholder due January 2012, plus interest at 5% APR. Interest on overdue principal accruing at 10% APR.	$28,783
Secured term note payable to a current shareholder due September 10, 2014, plus interest at 14% APR.	10,000
Current portion of debt	$38,783

At March 31, 2014, we were in arrears on the unsecured term notes payable to the former shareholder. For the security on the note payable to a current shareholder, we agreed to transfer the domain FormTool.com name to the shareholder to hold in escrow in case of default. The shareholder agreed to maintain the domain name in good standing throughout the term of the note and transfer the domain back to the Company within 30 days following final payment of the note.

NOTE 6 – IMPAIRMENT EXPENSE

During the three months ended March 31, 2014, we did not test for impairment for the intangible asset associated with the FormTool® product line. However, we did test for impairment for the intangible asset associated with the FormTool® product line during the three months ended March 31, 2013 as we experienced a sharp decline in revenue. Furthermore, during the year ended December 31, 2012, the decision was made to postpone indefinitely the plan to revamp our FormTool.com website due to a lack of available financial and human resources. In accordance with ASC 360-10-35, Property, Plant, and Equipment, Overall, Subsequent Measurement, we recognized a total impairment expense of $17,150 during the three months ended March 31, 2013 for the intangible assets. This has been treated as an operating expense and included in Impairment expense on our Condensed Consolidated Statement of Operations.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

We are subject to legal proceedings and claims that may arise in the ordinary course of our business. In the opinion of management, the amount of  potential liability we are likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect our financial condition.

The last employment agreement with our Chief Executive Officer expired on April 14, 2010. This agreement was not extended nor is a new agreement being considered. Our Chief Executive Officer, however, has continued to be employed by us on an at-will basis since the expiration of his employment agreement at the following base annual salary rates:

Chief Executive Officer
Base Annual Salary	$75,000

Although the employment agreement has expired, we have accrued the following for our Chief Executive Officer as of March 31, 2014:

Accrued Base Salary
Included in Accrued Payroll at March 31, 2014	$121,106

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

NOTE 9 – RELATED PARTY TRANSACTIONS

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

For the fiscal year ended December 31, 2013 and for the three months ended March 31, 2014, we have accrued $25,000 and $10,000, respectively, in contract fees for the preparation and filing of our annual and quarterly reports. The contractor who performed the work is our one part-time employee as well as the spouse of the Company’s CEO.

During the three months ended March 31, 2014, we experienced an increase in our accounts payable due to related parties of approximately $41,000 from approximately $53,000 for the year ended December 31, 2013 to approximately $94,000 for the three months ended March 31, 2014. In large part, this increase is attributed to certain vendor payments made directly by our sole outside director, including our auditors and our transfer agent, via his personal credit card. It was agreed at the time that all accounts payable due to related parties, including those due to these vendor payments, will be reimbursed as quickly as possible.

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

As a result of the decision to sell the QuickVerse® product line, we have classified the QuickVerse® product line as discontinued operations for the three months ended March 31, 2014 and the fiscal year ended December 31, 2013. We have recorded the remaining class of liabilities for the QuickVerse® product line as presented below:

Other current liabilities from discontinued operations:	March 31, 2014	December 31, 2013
Accrued royalties	$114,368	$114,368
Other current liabilities from discontinued operations	$114,368	$114,368

For the three months ended March 31, 2014 and 2013 we did not have any operations to record as discontinued operations.

NOTE 11 – SUBSEQUENT EVENTS

On May 1, 2014, we completed a private offering of securities to a single individual investor. The securities sold in the offering consisted of 6,000,000 shares of common stock, representing 5.7% of our total issued and outstanding common stock. The purchase price was $0.005 per share, representing a 23% discount to then quoted market price for our common stock, and the aggregate proceeds amounted to $30,000, all of which was paid in cash.

The date to which events occurring after March 31, 2014, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is May 19, 2014, which is the date on which the financial statements were available to be issued.

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

This information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this quarterly report, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

Management Overview

During the three months ended March 31, 2014, there were no new developments to the FormTool® product line in regards to either the software program itself or the dedicated website.  Although we formulated plans prior to 2013 to develop a new version of our FormTool® software package as well as to undertake a cosmetic and functional makeover of the related marketing website, and executing such plans remains a relatively high priority, our ability to do so has been dependent, among other things, on our having available the requisite financial resources, which, to date, we have not, and which, looking ahead, is highly uncertain. At this time, and given these financial constraints, we are unable to provide any estimate in terms of our completing either the FormTool® product and/or website updates that we believe ought be meaningfully relied upon, and, moreover, there can be no assurance that, should financial resources become available, we will continue to be of a view that FormTool® is worthy of further investment as a business line given the current uncertainties surrounding our broader strategic objectives.

A key focus of management during the three months ended March 31, 2014 centered on reducing our ongoing operational expenses and general overhead.  Simultaneously, and moving forward, management is concentrated on the strategic determination to begin a long-term shift in our product lines away from those within the faith-based vertical market and more towards those that extend across the business and consumer segments more generally.

Near-term liquidity poses a continuous challenge to us and is expected to continue to do so for the foreseeable future.  And the need to find ways to stretch our very limited economic resources places ongoing strains on our very limited human resources.

Results of Continuing Operations for Quarters Ending March 31, 2014 and March 31, 2013

Statements of Continuing Operations for Three Months Ending March 31,	2014	2013	Change
Net revenues	$2,770	$5,012	$(2,242)
Cost of sales	(124)	(29)	(95)
Gross profit	$2,646	$4,983	$(2,337)
Sales, marketing and general and administrative expenses	(81,606)	(79,438)	(2,168)
Impairment expense	---	(17,150)	17,150
Total operating expenses	$(81,606)	$(96,588)	$14,982
Loss from operations	$(78,960)	$(91,605)	$12,645
Other income (expenses), net	(2,775)	(1,122)	(1,653)
Loss before income taxes	$(81,735)	$(92,727)	$10,992
Income tax (provision)	---	---	---
Net loss from continuing operations	$(81,735)	$(92,727)	$10,992

The differing results of operations are primarily attributable to the following for the three months ended March 31, 2014:

▪	a decrease in sales for our FormTool® product line;
▪	an increase in sales, marketing and general and administrative expenses resulting from an increase in travel expenses as we pursue the pending merger with EcoSmart;
▪	an impairment expense for the three months ended March 31, 2013 related to a valuation decrease in the FormTool® intangible asset as a result of a sharp decline in revenue derived from the asset; and
▪	an increase in interest expense related to the decrease in overall available cash to pay certain vendors.

In future periods, and notwithstanding our remaining focus on our FormTool® business and line of language tutorial products, we anticipate a continued reduction to our sales, marketing and general and administrative expenses due to the decision to sell the QuickVerse® product line.

Revenues

The following table presents our revenues for continuing operations for the three months ended March 31, 2014 and March 31, 2013 and dollar and percentage changes from the prior year.

					Change
Revenues for Continuing Operations for Three Months Ending March 31,	2014	% to Sales	2013	% to Sales	$	%
Gross revenues	$2,835	100%	$5,307	100%	$(2,472)	47%
Less estimated sales returns and allowances	(65)	2%	(295)	6%	230	78%
Net revenues	$2,770	98%	$5,012	94%	$(2,242)	45%

The decrease in gross revenues for the three months ended March 31, 2014 was attributable to a sharp fall-off in demand in the retail channel for our FormTool® software products due, we believe, to the lack of relatively recent updating of the products and their lack of compatibility with newer platform technologies. Although there can be no assurance, and provided we have available to us the necessary investment capital to develop and market updated and broader application versions of the product, which cannot be assured, we anticipate our FormTool® product line revenues to grow in the future, though likely at no more than a low, single-digit annual percentage.

Cost of Sales

Cost of sales consists primarily of direct costs, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, and shipping our products. Cost of sales increased by $95 from $29 for the three months ended March 31, 2013 to $124 for the three months ended March 31, 2014. The overall increase in cost of sales for the three months ended March 31, 2014 is mainly attributable to the slight increase in royalties.

Although there can be no assurance, we would anticipate our cost of sales to increase in the future in relation to anticipated increases in our revenues for the FormTool® product line.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Continuing Operations for Three Months Ending March 31,	2014	% to Sales	2013	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	$100	4%	$840	16%	$(740)	88%
Bad debt expense	---	0%	2,621	49%	(2,621)	100%
Total sales and marketing	$100	4%	$3,461	65%	$(3,361)	97%
Personnel costs	$24,416	861%	$24,938	470%	$(522)	2%
Amortization and depreciation	3,416	120%	4,757	90%	(1,341)	28%
Accounting	20,000	705%	15,000	283%	5,000	33%
Legal	15,000	529%	16,433	310%	(1,433)	9%
Travel and entertainment	5,409	191%	0	0%	5,409	0%
Other general and administrative costs	13,265	468%	14,849	280%	(1,584)	11%
Total general and administrative	$81,506	2875%	$75,977	1432%	$5,529	7%
Total sales, marketing, general and administrative	$81,606	2879%	$79,438	1497%	$2,168	3%

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the three months ended March 31, 2014:

▪
a decrease in total sales and marketing for the three months ended March 31, 2014 as comparatively during the three months ended March 31, 2013 we increased our provision for bad debts due to the change of character of our receivables;

▪	a decrease in amortization and depreciation due to age of those items being amortized and depreciated;
an increase in accounting costs due to a timing difference related to our ongoing accounting needs;
▪	an increase in our travel and entertainment expenses as we pursue the pending merger with EcoSmart; and
▪	an overall decrease in other general and administrative costs resulting from our continued cost-cutting initiatives.

During the three months ended March 31, 2014, there were no new developments to the FormTool® product line in regards to either the software program itself or the dedicated website.  Although we formulated plans prior to 2013 to develop a new version of our FormTool® software package as well as to undertake a cosmetic and functional makeover of the related marketing website, and executing such plans remains a relatively high priority, our ability to do so has been dependent, among other things, on our having available the requisite financial resources, which, to date, we have not, and which, looking ahead indefinitely, is highly uncertain. At this time, and given these financial constraints, we are unable to provide any estimate in terms of our completing either the FormTool® product and/or website updates that we believe ought be meaningfully relied upon, and, moreover, there can be no assurance that, should financial resources become available, we will continue to be of a view that FormTool® is worthy of further investment as a business line given the current uncertainties surrounding our broader strategic objectives.

Income Taxes

For the three months ended March 31, 2014 and 2013, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

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

Working Capital	March 31, 2014	December 31, 2013
Current assets	$5,595	$1,561
Current liabilities	$648,404	$566,051
Retained deficit	$8,957,250	$8,875,515

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no continuing assurance of it remaining manageable.

Cash Flows for Three Months Ending March 31,	2014		2013		Change		%
Cash flows (used) by operating activities		$(8,896)		$(8,505)		$(391)	5%
Cash flows provided by investing activities	$	---	$	---	$	---	0%
Cash flows provided by financing activities		$10,000	$	---		$10,000	0%

Net cash used by operating activities for the three months ended March 31, 2014 consisted mainly of cash payments going out for our accounting firm, legal counsel and our insurance providers.

The increase in net cash provided by financing activities for the three months ended March 31, 2014 was the result of entering into a new note payable agreement.

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

Contractual Liabilities

As of May 19, 2014 we had no contractual liabilities.

Discontinued Operations

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse® product line to WORDsearch.  On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which was transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced.  As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, and the sale of the QuickVerse® product line to WORDsearch was complete. As a result, we have classified this asset as discontinued operations for the three months ended March 31, 2014 and 2013.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act).  Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2014, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended March 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2014, we are in default under a certain unsecured term note payable to a former shareholder in the total amount of approximately $37,000.  The arrearage as of such date was $28,783, plus interest.  In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest.

ITEM 4. (REMOVED AND RESERVED).

There were no reportable events under this Item 4 during the quarterly period ended March 31, 2014.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2014, there were no reportable events under this Item 5.

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

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated May 19, 2014. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 19, 2014. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: May 19, 2014	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)