Form 10-Q
period 2014-06-30
FINDEX COM INC
filed 2014-08-19
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-29963

FINDEX.COM, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0379462
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1313 South Killian Drive, Lake Park, Florida	33403
(Address of principal executive offices)	(Zip Code)

(561) 328-6488

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At August 19, 2014 the registrant had outstanding 119,135,060 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED JUNE 30, 2014

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$574	$125
Accounts receivable, trade, net	---	201
Inventories, net	469	493
Other current assets	2,809	742
Total current assets	3,852	1,561
Property and equipment, net	---	45
Intangible assets, net	3,122	9,900
Total assets	$6,974	$11,506

Liabilities and stockholders’ deficit
Current liabilities:
Note payable	$38,783	$28,783
Accounts payable, trade	193,191	148,160
Accounts payable, related party	99,222	52,879
Accrued royalties	52,164	50,804
Accrued payroll	191,893	122,560
Other current liabilities	62,757	48,497
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	$752,378	$566,051
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- and -0- shares issued and outstanding, respectively	---	---
Common stock, $.001 par value
120,000,000 shares authorized,
109,635,060 and 103,635,060 shares issued and outstanding, respectively	109,635	103,635
Paid-in capital	8,241,335	8,217,335
Accumulated deficit	(9,096,374)	(8,875,515)
Total stockholders’ deficit	(745,404)	(554,545)
Total liabilities and stockholders’ deficit	$6,974	$11,506

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues, net of reserves and allowances	$4,756	$3,552	$7,526	$8,564
Cost of sales	1,193	2,225	1,317	2,254
Gross profit	3,563	1,327	6,209	6,310
Operating expenses:
Sales and marketing	2	619	102	1,458
General and administrative	140,016	74,059	221,522	150,036
Bad debt expense	---	31,714	---	34,336
Impairment expense	---	16,411	---	33,561
Total operating expenses	140,018	122,803	221,624	219,391
Loss from operations	(136,455)	(121,476)	(215,415)	(213,081)
Other expenses, net	(2,669)	(1,242)	(5,444)	(2,364)
Loss before income taxes	(139,124)	(122,718)	(220,859)	(215,445)
Income taxes	---	---	---	---
Net loss	$(139,124)	$(122,718)	$(220,859)	$(215,445)

Net loss per share - Basic & Diluted:
Net loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding:
Weighted average shares used in computing basic and diluted loss per share	107,591,104	103,635,060	105,624,010	103,635,060

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,		2014		2013

Cash flows from operating activities:
Cash received from customers		$7,780		$7,409
Cash paid to suppliers and employees		(44,150)		(15,234)
Other operating activities, net		(3,181)		(710)
Net cash used by operating activities		(39,551)		(8,535)
Cash flows from financing activities:
Proceeds from note payable, net		10,000		---
Proceeds from sale of common stock		30,000		---
Net cash provided by financing activities		40,000		---
Net increase (decrease) in cash and cash equivalents		449		(8,535)
Cash and cash equivalents, beginning of period		125		8,751
Cash and cash equivalents, end of period		$574		$$216

Reconciliation of net loss to cash flows from continuing and discontinued operating activities:
Net loss		$(220,859)		$(215,445)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization		6,823		8,385
Bad debts provision		---		34,336
Loss on impairment expense		---		33,561
Change in assets and liabilities:
Decrease (increase) in accounts receivable		201		(1,155)
Decrease in inventories		24		2,078
Increase in other current assets		(2,066)		(1,370)
Increase in accrued royalties		1,359		199
Increase in accounts payable		91,374		70,255
Increase in other liabilities		83,593		60,621
Net cash used by operating activities		$(39,551)		$(8,535)

Supplemental cash flow information:
Cash paid for interest	$	---	$	---
Cash paid for income taxes	$	---	$	---

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The December 31, 2013 condensed consolidated balance sheet data was derived from the Company’s audited financial statements at that date.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in the Company’s Form 10-K for the year ended December 31, 2013.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and it’s wholly owned subsidiaries. All intercompany account balances and transactions have been eliminated.

RECLASSIFACTIONS

Certain accounts in the Company’s 2013 financial statements have been reclassified for comparative purposes to conform with the presentation in the Company’s 2014 financial statements.

DISCONTINUED OPERATIONS

On May 5, 2011, the Company entered into a Software Product Line Purchase Agreement with WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from us all of the assets associated with the QuickVerse® product line which centered around the Company’s industry-leading Bible-study software program. The specific assets conveyed include, among others, the underlying software source code, registered trade names, and existing product inventories. As a result, the Company has classified this asset as well as all revenues and expenses directly related to the QuickVerse® product line as discontinued operations. See Note 9.

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

REVENUE RECOGNITION

Within the Company’s operations as a whole, including those operations now classified as discontinued operations, the Company derives revenues from the sale of packaged software products, product support and multiple element arrangements that may include any combination of these items. The Company recognizes software revenue for software products and related services in accordance with ASC 985-605, Software Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists (generally a purchase order), the Company has delivered the product, the fee is fixed or determinable and collectability is probable. In some situations, the Company receives advance payments from the Company’s customers. The Company defers revenue associated with these advance payments until the Company ships the products or offers the support.

EARNINGS PER SHARE

The Company follows the guidance of ASC 260, Earnings Per Share, to calculate and report basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period. For the Company, dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options and warrants for all periods, convertible notes payable and the incremental shares of common stock issuable upon the conversion of convertible preferred stock.

RECENT ACCOUNTING PRONOUNCEMENTS

At June 30, 2014, there were no recent accounting pronouncements that the Company believes would have a material impact on the consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of June 30, 2014, the Company had negative working capital of $748,526, and an accumulated deficit of $9,096,374. The Company incurred a net loss of $220,859 and used $39,551 in operations for the six months ended June 30, 2014. Although these factors raise substantial doubt as to the Company’s ability to continue as a going concern through December 31, 2014, the Company has taken several actions intended to mitigate against this risk. These actions include the Merger Agreement with EcoSmart. See Note 10.

NOTE 3 – INVENTORIES

At June 30, 2014, inventories consisted of the following:

Raw materials	$686
Finished goods	611
Less reserve for obsolete inventory	(828)
Inventories	$469

NOTE 4 – NOTE PAYABLE

During the six months ended June 30, 2014, a current shareholder loaned the Company $10,000 for working capital.

At June 30, 2014, the current portion of debt consisted of the following:

Unsecured term note payable to a former shareholder due January 2012, plus interest at 5% APR. Interest on overdue principal accruing at 10% APR.	$28,783
Secured term note payable to a current shareholder due September 10, 2014, plus interest at 14% APR.	10,000
Total	$38,783

At June 30, 2014, the Company was in arrears on the unsecured term notes payable to the former shareholder. For the security on the note payable to a current shareholder, the Company agreed to transfer the domain FormTool.com name to the shareholder to hold in escrow in case of default. The shareholder agreed to maintain the domain name in good standing throughout the term of the note and transfer the domain back to the Company within 30 days following final payment of the note.

NOTE 5 – STOCKHOLDERS’ DEFICIT

During the six months ended June 30, 2014, the Company sold 6,000,000 shares of common stock for gross proceeds of $30,000.

NOTE 6 – IMPAIRMENT EXPENSE

During the six months ended June 30, 2014, the Company did not test for impairment for the intangible assets associated with the FormTool® product line. However, the Company did test for impairment for the intangible asset associated with the FormTool® product line during the six months ended June 30, 2013 as the Company experienced a sharp decline in revenue. Furthermore, during the year ended December 31, 2012, the decision was made to postpone indefinitely the plan to revamp the Company’s FormTool.com website due to a lack of available financial and human resources. In accordance with ASC 360-10-35, Property, Plant, and Equipment, Overall, Subsequent Measurement, the Company recognized a total impairment expense of $33,561 during the six months ended June 30, 2013 for the intangible assets. This has been treated as an operating expense and included in Impairment expense on the Condensed Consolidated Statement of Operations.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the amount of potential liability the Company is likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect the Company’s financial condition.

The last employment agreement with the Company’s Chief Executive Officer expired on April 14, 2010. This agreement was not extended. The Company’s Chief Executive Officer, however, has continued to be employed by us on an at-will basis since the expiration of his employment agreement at the following base annual salary rates:

Chief Executive Officer
Base Annual Salary	$150,000

Although the employment agreement has expired, the Company has accrued the following for its Chief Executive Officer as of June 30, 2014:

Accrued Base Salary
Included in Accrued Payroll at June 30, 2014	$161,475

The Company has included third-party technology in FormTool® under a contract with a publisher provider that has expired. The Company is currently pursuing resolution, however, there is no guarantee that the Company will be able to secure a new agreement, or an extension, and should the publisher demand the Company cease and desist including their technology, the unknown potential negative impact could be material.

The Company does not collect sales/use taxes or other taxes with respect to shipments of most of the Company’s goods into most states in the U.S.  The Company’s fulfillment center and customer service center networks, and any future expansion of those networks, along with other aspects of the Company’s evolving business, may result in additional sales/use and other tax obligations.  One or more states may seek to impose sales/use or other tax collection obligations on out-of-jurisdiction companies that engage in e-commerce.  A successful assertion by one or more states that the Company should collect sales/use or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease the Company’s ability to compete with traditional retailers, and otherwise harm the Company’s business.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local taxes and use taxes with respect to sales made over the Internet.  However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s constitutional concerns and result in a reversal of its current position, the Company could be required to collect sales and use taxes in additional states.  The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for the Company, put it at a competitive disadvantage if they do not impose similar obligations on all of the Company’s online competitors and decrease future sales.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company’s executive officers and employees, from time to time, make purchases of materials and various expense items (including business related travel) in the ordinary course of business via their personal credit cards in lieu of a corporate check for COD orders and/or prior to establishment of a line of credit with a vendor. The Company does not provide its employees or executive officers with corporate credit cards and reimburse these purchases as quickly as possible. The unpaid expense account balances are included in Accounts payable, related parties on the Consolidated Balance Sheets.

After the divesture of the QuickVerse® product line in 2011 and as a result largely leaving the Christian publishing space, the Company’s Chief Executive Officer entered into a license agreement for an updated version of the ClickArt software program. Given the shift in the Company's strategy to focus largely on acquiring or merging with another company and to develop its remaining software assets outside of the Christian space, the board of directors had no objection to the CEO entering into such agreement and felt there was no conflict of interest.

For the fiscal year ended December 31, 2013 and for the six months ended June 30, 2014, the Company has accrued $25,000 and $15,000, respectively, in contract fees for the preparation and filing of its annual and quarterly reports. The contractor who performed the work is the Company’s one part-time employee as well as the spouse of the Company’s CEO.

During the six months ended June 30, 2014, the Company experienced an increase in accounts payable due to related parties of approximately $46,000 from approximately $53,000 for the year ended December 31, 2013 to approximately $99,000 for the six months ended June 30, 2014. In large part, this increase is attributed to certain vendor payments made directly by the Company’s sole outside director, including the Company’s auditors and transfer agent, via his personal credit card. It was agreed at the time that all accounts payable due to related parties, including those due to these vendor payments, will be reimbursed as quickly as possible.

NOTE 9 – DISCONTINUED OPERATIONS

On May 5, 2011, the Company entered into a Software Product Line Purchase Agreement to sell the Company’s QuickVerse® product line to WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from the Company all of the assets associated with its QuickVerse® product line for $975,000 in cash at closing and the assumption of up to $140,000 of the Company’s then-existing liabilities at closing.

On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which is transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced.  As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to the Company. On April 13, 2012, the Company determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, which meant that the Company was able to deliver to WORDsearch the last in a series of officer’s certificates required thereunder. Having delivered such certificate to WORDsearch on April 13, 2012, the sale of the QuickVerse® product line to WORDsearch was complete.

As a result of the decision to sell the QuickVerse® product line, the Company has classified the QuickVerse® product line as discontinued operations for the six months ended June 30, 2014 and the fiscal year ended December 31, 2013. The Company has recorded the remaining class of liabilities for the QuickVerse® product line as presented below:

Other current liabilities from discontinued operations:	June 30, 2014	December 31, 2013
Accrued royalties	$114,368	$114,368
Other current liabilities from discontinued operations	$114,368	$114,368

For the six months ended June 30, 2014 and 2013 the Company did not have any operations to record as discontinued operations.

NOTE 10 – SUBSEQUENT EVENTS

On July 23, 2014, the Company entered into an agreement and plan of merger (the “Merger Agreement”), with each of EcoSmart Acquisition Corp., a Delaware corporation and a wholly-owned special-purpose acquisition subsidiary of the Company’s (“Merger-Sub”), EcoSmart Surface & Coating Technologies, Inc., a Florida Corporation (“EcoSmart”), and The Renewable Corporation, a Washington corporation and the majority-controlling stockholder of EcoSmart (“TRC”), pursuant to which Merger-Sub acquired all of the outstanding capital stock of EcoSmart in exchange for 111,193 shares of the Company’s Series MX convertible preferred stock, par value $0.001 per share (the “Series MX Convertible Preferred Stock”), which shares of Series MX Convertible Preferred Stock will automatically convert, on a combined basis, into a total of 277,981,807 shares of common stock, par value $0.001 upon the effectiveness of any amendment to the Company’s articles of incorporation increasing the number of authorized shares of the Company’s Common Stock to 900,000,000 or more (currently fixed at 120,000,000). On July 23, 2014, the Company completed the filings of the corresponding certificate of merger in each of the States of Delaware and Florida, thereby consummating a statutory merger (the “Merger”). In effect, the Merger involved the Company issuing new shares amounting to 70% of its Common Stock in order to acquire the business of EcoSmart.

As a result of the Merger, in addition to the Company’s pre-Merger FormTool consumer software business, the Company is now the holding company of EcoSmart, which is an operating business centered around the development of a proprietary line of state-of-the-art specialty materials coatings that have a broad range of value-adding industrial, commercial, and residential applications.

The Merger Agreement contains certain detailed information regarding the terms of the Merger, which, in general, govern the contractual rights and relationships, and allocate certain risks, between and among the parties in relation to the Merger. The Merger Agreement additionally sets out the legal effects and procedural mechanics surrounding the conversion and exchange of the EcoSmart common stock and other securities into FIND securities, including how and when the EcoSmart securityholders will receive new certificates reflecting the FIND securities to which they became entitled as a result of the Merger.

The Merger Agreement provides that, as of the consummation of the Merger, which occurred on July 23, 2014 contemporaneously with the signing of the Merger Agreement, EcoSmart merged with and into Merger-Sub, a wholly-owned subsidiary of FIND recently formed under the laws of the State of Delaware for the specific purpose of effecting the Merger, and as a result, the entity that was EcoSmart prior to the Merger has now been merged out of existence while the business of EcoSmart has, as a result of the Merger, effectively become a wholly-owned subsidiary of FIND, albeit now held in the form of the recently-formed Delaware corporation.

On July 23, 2014, the Company completed a private offering of securities to a single individual investor and another to a board member. The securities sold in the offering to the investor consisted of 3,000,000 shares of common stock, representing 2.74% of the Company’s total issued and outstanding common stock. The securities sold in the offering to the board member consisted of 6,000,000 shares of common stock, representing 5.48% of the Company’s total issued and outstanding common stock. The purchase price for both was $0.005 per share, representing a 17% discount to the then quoted market price for the Company’s common stock, and the aggregate proceeds amounted to $45,000, all of which was paid in cash.

On July 29, 2014, the Company’s board of directors authorized the issuance of the following shares of Series MX Convertible Preferred Stock:

Date of Issuance	Class of Security Issued	Subscriber Category	Number of Shares Issued	Consideration Value (1)
7/29/2014	Series MX Preferred	Outside Director (2)	1,875	$30,000

7/29/2014	Series MX Preferred	Controller (3)	782	$12,500

7/29/2014	Series MX Preferred	Executive Officer (3)	3,125	$50,000

7/29/2014	Series MX Preferred	Corporate Counsel (4)	1,563	$25,000

		Total Shares	7,345

(1) Calculated in each case on the basis of each share of Series MX Convertible Preferred Stock carrying a value of $16.00 per share, which was arrived at on the basis of a value attributable to the Company’s common stock of $.0064 per share, which was the publicly quoted closing price of the Company’s common stock on the OTCQB on July 29, 2014.

(2) Shares to be issued in lieu of cash for partial director’s fees accrued and unpaid from October 2012 through March 2014.

(3) Shares to be issued in lieu of cash for partial payroll accrued and unpaid from October 2012 through March 2014.

(4) Shares to be issued in lieu of cash for certain legal fees accrued from January 2014 through July 2014.

The date to which events occurring after June 30, 2014, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is August 19, 2014, which is the date on which the financial statements were available to be issued.

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

Description of Business

Since 1999, and until the completion of a merger that was consummated July 23, 2014 and that resulted in a major change in focus of the Company, our business had been developing, publishing, marketing, distributing and direct-selling off-the-shelf consumer and organizational software products for the Windows platform.  Following divestitures between 2007 and 2011 of our two largest selling software titles, which had consistently combined to account for the overwhelming majority of our revenues during the period they were owned by us, our continuing operations up until July 23, 2014, while not nominal, were very limited and insubstantial in terms of revenue, both relative to what they had been in years prior to 2011 and by any appropriate standalone measure.  For the fiscal period ended June 30, 2014, our operations consisted exclusively of those relating to FormTool.com and its related line of business/legal form generation software products, as well as two language tutorial products.

On July 23, 2014, we, entered into an agreement and plan of merger (the “Merger Agreement”), with each of EcoSmart Acquisition Corp., a Delaware corporation and a wholly-owned special-purpose acquisition subsidiary of ours (“Merger-Sub”), EcoSmart Surface & Coating Technologies, Inc., a Florida Corporation (“EcoSmart”), and The Renewable Corporation, a Washington corporation and the majority-controlling stockholder of EcoSmart (“TRC”), pursuant to which Merger-Sub acquired all of the outstanding capital stock of EcoSmart in exchange for 111,193 shares of our Series MX convertible preferred stock, par value $0.001 per share (the “Series MX Convertible Preferred Stock”), which shares of Series MX Convertible Preferred Stock will automatically convert, on a combined basis, into a total of 277,981,807 shares of our common stock, par value $0.001 (our “Common Stock”) upon the effectiveness of any amendment to our articles of incorporation increasing the number of authorized shares of our Common Stock to 900,000,000 or more (currently fixed at 120,000,000).  On July 23, 2014, we completed the filings of the corresponding certificate of merger in each of the States of Delaware and Florida, thereby consummating a statutory merger (the “Merger”). In effect, the Merger involved our issuing new shares amounting to 70% of our Common Stock in order to acquire the business of EcoSmart.

As a result of the Merger, in addition to our pre-Merger FormTool® consumer software business, we are now the holding company of EcoSmart, which is an operating business centered around the development of a proprietary line of state-of-the-art specialty materials coatings that have a broad range of value-adding industrial, commercial, and residential applications.  EcoSmart is currently divided into two basic product areas.  One product area is currently centered around a line of specialty industrial glass-based “smart surface” coatings that have a wide range of uses across each of the industrial, commercial, and household market segments and that are centered around a U.S. patented technology that, either on its own or when coupled with any of an array of available proprietary formula additives, offers a unique combination of beneficial surface properties that allow for a broad array of multi-surface and end-product applications.  The other product area involves a proprietary surfacing process – for which a U.S. patent is currently pending – to treat and cover existing floors, walls, counter-tops and table-tops, that offers property owners and occupants of all types a cost-effective means of enjoying a virtually limitless array of very lightweight, aesthetically desirable and high-demand decorative options, coupled with a variety of meaningfully beneficial surface-layer properties, without the necessity for having to remove and dispose of the floors, walls, counter-tops and table-tops already in place, and which process affords a uniquely attractive solution to those property owners and occupants otherwise facing the very costly, time-consuming and administratively burdensome challenges of having to remove and dispose of existing legacy-laden, chemically contaminated and/or vinyl asbestos tile (so-called “VAT”).  Over time, management intends to develop EcoSmart in the strategic direction of becoming a leading research-oriented high-tech specialty “smart-surface” materials development and licensing company centered around a highly qualified research team and state-of-the-art research lab and applying a combination of organic and inorganic chemistries, materials science engineering, and nanotechnology.  EcoSmart currently has expertise and capabilities in each of these areas.

Management Overview

During the six months ended June 30, 2014, there were no new developments to the FormTool® product line in regards to either the software program itself or the dedicated website.  Although we formulated plans prior to 2013 to develop a new version of our FormTool® software package as well as to undertake a cosmetic and functional makeover of the related marketing website, and executing such plans remains a relatively high priority, our ability to do so has been dependent, among other things, on our having available the requisite financial resources, which, to date, we have not, and which, looking ahead, is highly uncertain.  At this time, and given these financial constraints, we are unable to provide any estimate in terms of our completing either the FormTool® product and/or website updates that we believe ought be meaningfully relied upon, and, moreover, there can be no assurance that, should financial resources become available, we will continue to be of a view that FormTool® is worthy of further investment as a business line given the current uncertainties surrounding recent developments stemming from the Merger with EcoSmart and our related broader strategic objectives.

A key focus of management during the six months ended June 30, 2014 centered on the strategic determination to begin a long-term shift in our product lines away from those within the faith-based vertical market and more towards those that extend across the business and consumer segments more generally. Simultaneously, management attention was largely focused on effecting the Merger with EcoSmart.  Specifically, a significant amount of time was devoted to fulfilling the due diligence investigation process, including the conducting of a detailed review of the associated legal and accounting documentation in an effort to appropriately quantify and qualify EcoSmart’s historical financial position and transactions, as well as its day to day operational affairs and related matters, in each case in preparation for closing of the then-contemplated transaction.

At this time, near-term liquidity poses a continuous challenge to us and is expected to continue to do so for the foreseeable future.  Moreover, the need to find ways to stretch our very limited economic resources places ongoing strains on our very limited human resources.

Results of Continuing Operations for Quarters Ending June 30, 2014 and June 30, 2013

Statements of Continuing Operations for Three Months Ending June 30,	2014	2013	Change
Net revenues	$4,756	$3,552	$1,204
Cost of sales	(1,193)	(2,225)	1,032
Gross profit	$3,563	$1,327	$2,236
Sales, marketing and general and administrative expenses	(140,018)	(74,678)	(65,340)
Bad debt expense	---	(31,714)	31,714
Impairment expense	---	(16,411)	16,411
Total operating expenses	$(140,018)	$(122,803)	$(17,215)
Loss from operations	$(136,455)	$(121,476)	$(14,979)
Other income (expenses), net	(2,669)	(1,242)	(1,427)
Loss before income taxes	$(139,124)	$(122,718)	$(16,406)
Income tax (provision)	---	---	---
Net loss from continuing operations	$(139,124)	$(122,718)	$(16,406)

Statements of Continuing Operations for Six Months Ending June 30,	2014	2013	Change
Net revenues	$7,526	$8,564	$(1,038)
Cost of sales	(1,317)	(2,254)	937
Gross profit	$6,209	$6,310	$(101)
Sales, marketing and general and administrative expenses	(221,624)	(151,494)	(70,130)
Bad debt expense	---	(34,336)	34,336
Impairment expense	---	(33,561)	33,561
Total operating expenses	$(221,624)	$(219,391)	$(2,233)
Loss from operations	$(215,415)	$(213,081)	$(2,334)
Other income (expenses), net	(5,444)	(2,364)	(3,080)
Loss before income taxes	$(220,859)	$(215,445)	$(5,414)
Income tax (provision)	---	---	---
Net loss from continuing operations	$(220,859)	$(215,445)	$(5,414)

The differing results of operations are primarily attributable to the following for the three and six months ended June 30, 2014:

▪	an increase in sales, marketing and general and administrative expenses resulting from an increase in travel and personnel expenses as we pursued the Merger Agreement with EcoSmart;
▪
a bad debt expense for the three and six months ended June 30, 2013 due to multiple direct attempts by us to the principals of WORDsearch to recover the remaining escrow balance of the $975,000 Software Product Line Purchase Agreement have gone unanswered by the principals of WORDsearch;

▪
an impairment expense for the three and six months ended June 30, 2013 related to a valuation decrease in the FormTool® intangible asset as a result of a sharp decline in revenue derived from the asset; and

▪	an increase in interest expense related to the decrease in overall available cash to pay certain vendors.

In future periods, we anticipate an increase in overall Company revenues as well as an increase in overall sales, marketing and general and administrative expenses due to the completed Merger with EcoSmart that took place on July 23, 2014.

Revenues

The following tables present our revenues for continuing operations for the three and six months ended June 30, 2014 and June 30, 2013 and dollar and percentage changes from the prior year.

					Change
Revenues for Continuing Operations for Three Months Ending June 30,	2014	% to Sales	2013	% to Sales	$	%
Gross revenues	$4,821	63%	$3,552	40%	$1,269	36%
Less estimated sales returns and allowances	(65)	1%	---	0%	(65)	0%
Net revenues	$4,756	62%	$3,552	40%	$1,204	34%

					Change
Revenues for Continuing Operations for Six Months Ending June 30,	2014	% to Sales	2013	% to Sales	$	%
Gross revenues	$7,656	100%	$8,859	100%	$(1,203)	14%
Less estimated sales returns and allowances	(130)	2%	(295)	3%	165	56%
Net revenues	$7,526	98%	$8,564	97%	$(1,038)	12%

The increase in gross revenues for the three months ended June 30, 2014 was attributable to a slight increase in web orders for our FormTool® software product line. However, the overall decrease in gross revenues for the six months ended June 30, 2014 was attributable to a sharp fall-off in demand in the retail channel for our FormTool® software products due, we believe, to the lack of relatively recent updating of the products and their lack of compatibility with newer platform technologies. Although there can be no assurance, and provided we have available to us the necessary investment capital to develop and market updated and broader application versions of the product, which cannot be assured, we anticipate our FormTool® product line revenues to grow in the future, though likely at no more than a low, single-digit annual percentage. However, we anticipate an increase in overall Company revenues in future periods due to the completed Merger with EcoSmart that took place on July 23, 2014.

Cost of Sales

Cost of sales consists primarily of direct costs, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, and shipping our products. Cost of sales decreased by approximately $1,000 from approximately $2,000 for the three and six months ended June 30, 2013 to approximately $1,000 for the three and six months ended June 30, 2014. The overall decrease in cost of sales for the three and six months ended June 30, 2014 is mainly attributable to the increase in direct costs for the three and six months ended June 30, 2013 of those inventory items we felt we needed to reserve for obsoleteness due to their age.

Although there can be no assurance, we would anticipate our cost of sales to increase in the future in relation to anticipated increases in our overall Company revenues.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Continuing Operations for Three Months Ending June 30,	2014	% to Sales	2013	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	$2	0%	$619	7%	$(617)	100%
Total sales and marketing	$2	0%	$619	7%	$(617)	100%
Personnel costs	$47,690	623%	$25,303	286%	$22,387	88%
Amortization and depreciation	3,407	45%	3,628	41%	(221)	6%
Accounting	21,339	279%	27,231	307%	(5,892)	22%
Legal	45,500	594%	5,000	56%	40,500	810%
Directors fees	6,000	78%	6,000	68%	---	0%
Travel & entertainment	8,245	108%	1,300	15%	6,945	534%
Other general and administrative costs	7,835	102%	5,597	63%	2,238	40%
Total general and administrative	$140,016	1829%	$74,059	836%	$65,957	89%
Total sales, marketing, general and administrative	$140,018	1829%	$74,678	843%	$65,340	87%

					Change
Sales, General and Administrative Costs for Continuing Operations for Six Months Ending June 30,	2014	% to Sales	2013	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	$102	1%	$1,458	16%	$(1,356)	93%
Total sales and marketing	$102	1%	$1,458	16%	$(1,356)	93%
Personnel costs	$72,106	942%	$50,241	567%	$21,865	44%
Amortization and depreciation	6,823	89%	8,385	95%	(1,562)	19%
Accounting	41,339	540%	42,231	477%	(892)	2%
Legal	60,500	790%	21,433	242%	39,067	182%
Directors fees	12,000	157%	12,000	135%	---	0%
Travel & entertainment	13,654	178%	1,300	15%	12,354	950%
Other general and administrative costs	15,100	197%	14,446	163%	654	5%
Total general and administrative	$221,522	2893%	$150,036	1694%	$71,486	48%
Total sales, marketing, general and administrative	$221,624	2895%	$151,494	1710%	$70,130	46%

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the three and six months ended June 30, 2014:

▪
a decrease in total sales and marketing for the three and six months ended June 30, 2014 as comparatively during the three and six months ended June 30, 2013 we increased our provision for bad debts due to the change of character of our then receivables;

▪	an increase in personnel costs as our executive team worked on pursuing the Merger Agreement with EcoSmart;
▪	a decrease in amortization and depreciation due to the age of those items being amortized and depreciated;
▪	an increase in legal expense due to pursing the Merger Agreement with EcoSmart; and
▪	an increase in our travel and entertainment expenses due to the Merger Agreement with EcoSmart.

Income Taxes

For the six months ended June 30, 2014 and 2013, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

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

Working Capital	June 30, 2014	December 31, 2013
Current assets	$3,852	$1,561
Current liabilities	$752,378	$566,051
Accumulated deficit	$9,096,374	$8,875,515

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no continuing assurance of it remaining manageable.

Cash Flows for Six Months Ending June 30,	2014		2013		Change		%
Cash flows used in operating activities		$(39,551)		$(8,535)		$(31,016)	363%
Cash flows provided by investing activities	$	---	$	---	$	---	0%
Cash flows provided by financing activities		$40,000	$	---		$40,000	0%

Net cash used by operating activities for the six months ended June 30, 2014 consisted mainly of cash payments going out for our accounting firm, legal counsel and our insurance providers.

The increase in net cash provided by financing activities for the six months ended June 30, 2014 was the result of entering into a new note payable agreement as well as the sale of shares of our common stock.

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

Discontinued Operations

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse® product line to WORDsearch.  On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which was transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced.  As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, and the sale of the QuickVerse® product line to WORDsearch was complete. As a result, we have classified this asset as discontinued operations for the three and six months ended June 30, 2014 and 2013.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2014, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended June 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2014, we are in default under a certain unsecured term note payable to a former shareholder in the total amount of approximately $38,000.  The arrearage as of such date was $28,783, plus interest.  In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2014, there were no reportable events under this Item 5.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-K.

No.	Description of Exhibit

2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

2.2
Agreement and Plan of Merger by and among Findex.com, Inc., EcoSmart Acquisition Corp. EcoSmart Surface & Coating Technologies, Inc., and The Renewable Corp. dated July 23, 2014, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 29, 2014.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

4.1	Certificate of Designation of FIND Series MX Convertible Preferred Stock dated June 30, 2014, incorporated by reference to Exhibit 4.1 on Form 8-K filed July 29, 2014.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

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

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated August 19, 2014. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 19, 2014. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: August 19, 2014	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)