Form 10-Q
period 2014-09-30
FINDEX COM INC
filed 2014-11-19
CIK 1089061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At November 19, 2014 the registrant had outstanding 119,135,060 shares of common stock, of which there is only a single class and 119,338 shares of Series MX convertible preferred stock.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED JUNE 30, 2014

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$9,572	$125
Accounts receivable, trade, net	17,967	201
Inventories, net	50,603	493
Other current assets	1,907	742
Total current assets	80,049	1,561
Property and equipment, net	50,558	45
Intangible assets, net	476,265	9,900
Goodwill	1,433,465	---
Total assets	$2,040,337	$11,506

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Notes payables:
Notes payable, trade	$318,783	$28,783
Note payable, derivative liability	250,000	---
Note payable, related party	239,000	---
Accounts payable, trade	294,078	148,160
Accounts payable, related party	119,446	52,879
Accrued royalties	52,211	50,804
Accrued payroll	194,198	122,560
Other current liabilities	47,078	48,497
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	$1,629,162	$566,051
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.001 par value
5,000,000 shares authorized
119,338 and -0- shares issued and outstanding, respectively	119	---
Common stock, $.001 par value
120,000,000 shares authorized,
119,134,980 and 103,635,060 shares issued and outstanding, respectively	119,135	103,635
Paid-in capital	2,782,792	8,217,335
Accumulated deficit	(2,490,871)	(8,875,515)
Total stockholders’ equity (deficit)	411,175	(554,545)
Total liabilities and stockholders’ equity (deficit)	$2,040,337	$11,506

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues, net of reserves and allowances	$45,575	$4,398	$53,101	$12,962
Cost of sales	20,141	129	21,458	2,383
Gross profit	25,434	4,269	31,643	10,579
Operating expenses:
Sales and marketing	1,625	180	1,727	1,638
General and administrative	307,653	57,497	529,175	207,534
Impairment loss	---	---	---	33,561
Total operating expenses	309,278	57,677	530,902	242,733
Loss from operations	(283,844)	(53,408)	(499,259)	(232,154)
Other expenses, net	(10,433)	(1,475)	(15,877)	(3,839)
Gain on intangible asset	---	13,000	---	13,000
Loss before income taxes	(294,277)	(41,883)	(515,136)	(222,993)
Income taxes	---	---	---	---
Loss from continuing operations	$(294,277)	$(41,883)	$(515,136)	$(222,993)
Discontinued operations (Note 12):
Income (loss) from operations of discontinued component	---	25,000	---	(9,336)
Income tax (provision)	---	---	---	---
Income (loss) from discontinued operations, net of taxes	---	25,000	---	(9,336)
Net loss	$(294,277)	$(16,883)	$(515,136)	$(232,329)

Net loss per share - Basic & Diluted:
Net loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding:
Weighted average shares used in computing basic and diluted loss per share	116,385,060	103,635,060	109,250,445	103,635,060

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,		2014		2013

Cash flows from operating activities:
Cash received from customers			$35,635		$13,804
Cash paid to suppliers and employees			(153,596)		(33,787)
Other operating activities, net			(7,592)		(1,327)
Net cash used by operating activities			(125,553)		(21,310)
Cash flows from investing activities:
Proceeds from sale of software product line			---		13,000
Net cash provided by investing activities			---		13,000
Cash flows from financing activities:
Proceeds from note payable, net			40,000		---
Proceeds from sale of common stock			65,000		---
Proceeds from related party			30,000		---
Net cash provided by financing activities			135,000		---
Net increase (decrease) in cash and cash equivalents			9,447		(8,310)
Cash and cash equivalents, beginning of period			125		8,751
Cash and cash equivalents, end of period			$9,572		$441

Reconciliation of net loss to cash flows from continuing and discontinued operating activities:
Net loss			$(515,136)		$(232,329)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization			20,732		12,014
Bad debts provision			---		9,336
Stock and warrants issued for services			120,500		---
Stock issued for accounts payable, related party			30,000		---
Gain on intangible asset			---		(13,000)
Loss on impairment			---		33,561
Change in assets and liabilities:
(Increase) decrease in accounts receivable			(17,766)		842
(Increase) decrease in inventories			(50,110)		2,085
(Increase) decrease in other current assets			(1,165)		193
Increase in accrued royalties			1,407		313
Increase in accounts payable			212,484		74,480
Increase in other liabilities			73,501		91,195
Net cash used by operating activities			$(125,553)		$(21,310)

Supplemental cash flow information:
Cash paid for interest		$	---	$	---
Cash paid for income taxes		$	---	$	---

Schedule of Non-Cash Investing and Financing Activities - Merger Agreement:
Consideration – 119,134,980 outstanding shares of common stock of the Company at a closing price of $0.006 as of July 23, 2014			$714,810	$	---
Net recognized values of the Company's indentifiable assets and liabilities
Assets	32,047				---
Liabilities	(750,702)		718,655		---
Goodwill			$1,433,465	$	---
Cash paid for Merger Agreement		$	---	$	---
Common stock issued in settlement of accounts payable, related party			$30,000	$	---
Common stock issued in settlement of accounts payable			$3,000	$	---
Preferred stock issued in settlement of services received			$117,500	$	---

See accompanying notes.

Findex.com, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2014
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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The three hierarchy levels are defined as follows:

Level 1 – Quoted prices in active markets that is unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company’s own credit risk as observed in the credit default swap market.

The Company's financial instrument that is adjusted to fair value at each balance sheet date consists of a derivative liability related to the conversion feature embedded in convertible debt. The Company’s derivative liability resulting from the issuance of convertible debt is reflected at fair value based on the terms of conversion which results in fair value approximating intrinsic value, which is consistent with level 3 inputs. See Note 7.

At September 30, 2014, the derivative liability consisted of the following for each fair value hierarchy level:

Level I	$	---
Level II	$	---
Level III		$250,000

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

GOODWILL AND CERTAIN OTHER LONG-LIVED ASSETS

As required by ASC 350, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment during the fourth quarter of its fiscal year. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon occurrence of certain events. The Company has one reporting unit. The annual goodwill impairment test is a two step process. First, the Company determines if the carrying value of its reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company then determines that goodwill may be impaired, it compares the implied fair value of the goodwill to its carry amount to determine if there is an impairment loss.

There were no impairments of goodwill during the nine months ended September 30, 2014.

The Company accounts for the impairment of long-lived assets other than goodwill in accordance with ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.

There were no impairments of long-lived assets during the nine months ended September 30, 2014.

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, Revenue Recognition. SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Under certain circumstances, the Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as “SOP 00-2”). The Company recognizes revenue when the earnings process is complete. That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses.

Revenue is recognized when a product is delivered or shipped to the customer and all material conditions relating to the sale have been substantially performed.

In addition, within the Company’s operations as a whole, including those operations now classified as discontinued operations, the Company derives part of its revenues from the sale of packaged software products, product support and multiple element arrangements that may include any combination of these items. The Company recognizes software revenue for software products and related services in accordance with ASC 985-605, Software Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists (generally a purchase order), the Company has delivered the product, the fee is fixed or determinable and collectability is probable. In some situations, the Company receives advance payments from the Company’s customers. The Company defers revenue associated with these advance payments until the Company ships the products or offers the support.

EARNINGS PER SHARE

The Company follows the guidance of ASC 260, Earnings Per Share, to calculate and report basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period. For the Company, dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options and warrants for all periods, convertible notes payable and the incremental shares of common stock issuable upon the conversion of convertible preferred stock. At September 30, 2014, the Company had no dilutive potential shares of common stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

At September 30, 2014, there were no recent accounting pronouncements that the Company believes would have a material impact on the consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of September 30, 2014, the Company had negative working capital of $1,549,113, and an accumulated deficit of $2,490,871. The Company incurred a net loss of $515,136 and used $125,553 in operations for the nine months ended September 30, 2014. Although these factors raise substantial doubt as to the Company’s ability to continue as a going concern through December 31, 2014, the Company has taken several actions intended to mitigate against this risk. These actions include the Merger Agreement with EcoSmart. See Note 3.

NOTE 3 – MERGER AGREEMENT

On July 23, 2014, the Company entered into an agreement and plan of merger (the “Merger Agreement”), with each of EcoSmart Acquisition Corp., a Delaware corporation and a wholly-owned special-purpose acquisition subsidiary of the Company’s (“Merger-Sub”), EcoSmart Surface & Coating Technologies, Inc., a Florida Corporation (“EcoSmart”), and The Renewable Corporation, a Washington corporation and the majority-controlling stockholder of EcoSmart (“TRC”), pursuant to which Merger-Sub acquired all of the outstanding capital stock of EcoSmart in exchange for 111,193 shares of the Company’s Series MX convertible preferred stock, par value $0.001 per share (the “Series MX Convertible Preferred Stock”), which shares of Series MX Convertible Preferred Stock will automatically convert, on a combined basis, into a total of 277,981,807 shares of common stock, par value $0.001 upon the effectiveness of any amendment to the Company’s articles of incorporation increasing the number of authorized shares of the Company’s Common Stock to 900,000,000 or more (currently fixed at 120,000,000). On July 23, 2014, the Company completed the filings of the corresponding certificate of merger in each of the States of Delaware and Florida, thereby consummating a statutory merger (the “Merger”). In effect, the Merger involved the Company issuing new shares amounting to 70% of its outstanding Common Stock in order to acquire the business of EcoSmart.

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

The Company recognizes the Merger Agreement in accordance with ASC 805-40, Reverse Acquisitions. Accordingly, the accounting acquiree (the “Company”, “Findex”) issued equity shares to the owners of the accounting acquirer (EcoSmart). The consideration transferred by EcoSmart for its interest in the Company is based on the number of equity interests EcoSmart would have had to issue to give the owners of the Company the same percentage equity interest in the combined entity that results from the reverse acquisition. The fair value of the number of equity interests calculated in that way can be used as the fair value of consideration transferred in exchange for the Company.

The fair value of the acquired assets and liabilities, and the resulting amount of goodwill was determined as follows:

Consideration – 119,134,980 outstanding shares of common stock of the Company at a closing price of $0.006 as of July 23, 2014		$714,810
Net recognized values of the Company’s identifiable assets and liabilities
Assets	$32,047
Liabilities	(750,702)	$718,655
Goodwill		$1,433,465

NOTE 4 – INVENTORIES

At September 30, 2014, inventories consisted of the following:

Raw materials	$46,020
Finished goods	4,583
Less reserve for obsolete inventory	---
Inventories	$50,603

NOTE 5 – PROPERTY AND EQUIPMENT

At September 30, 2014, property and equipment consisted of the following:

Office equipment	$1,847
Warehouse equipment	43,779
Computer equipment	4,932
Property and equipment	$50,558

For the nine months ended September 30, 2014, the Company accumulated a total of $2,945 in accumulated depreciation which has been recorded as depreciation expense on our Condensed Consolidated Statements of Operations.

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets consist of patents and patents pending acquired from third parties, and are recorded at cost. The Company amortizes the costs of its intangible assets over their estimated useful lives unless such lives of approximately 11 years. Patents pending are not amortized until the patents are issued. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required.

At September 30, 2014, the Company’s intangible assets, net of accumulated amortization, consisted of the following:

SMT assets	$416,265
MRP assets	60,000
Intangible assets	$476,625

The SMT assets include a patent, a patent pending, trade secret technology, instructions, manuals and applicable materials on certain manufacturing processes, know-how, scientific testing equipment, warehouse equipment, shelving and shop supplies. The MRP assets include trade secret technology, instructions, manuals and applicable materials on certain manufacturing processes. For the nine months ended September 30, 2014, the Company had no impaired carrying value of its SMT assets and MRP assets.

NOTE 7 – NOTES PAYABLE

At September 30, 2014, the current portion of debt consisted of the following:

Note payable, trade	$318,783
Note payable, derivative liability	250,000
Note payable, related party	239,000
Total	$807,783

At September 30, 2014, the notes payable trade consisted of the following:

Unsecured term note payable to a former shareholder due January 2012, plus interest at 5% APR. Interest on overdue principal accruing at 10% APR.	(a)	$28,783
Convertible term note payable to a non-shareholder individual due August 1, 2015, plus interest at 10% APR, convertible at a variable number of shares upon conversion.	(b)	250,000
Secured term note payable to a current shareholder (a) due December 31, 2014, plus interest at 14% APR.	(c)	20,000
Unsecured term note payable to a current shareholder (b)	(d)	10,000
Convertible term note payable to a non-shareholder individual due August 2016, plus interest at 10% APR, convertible at $0.02 per share of common stock.	(e)	10,000
Total		$318,783

During the nine months ended September 30, 2014, the Company assumed a note payable (b) with a non-shareholder individual which contains a conversion feature in the amount of $250,000. The conversion feature of this note payable (b) calls for the note to be convertible to common stock of the Company at a rate of 50% of the average of the previous 10 days “Ask Price” of common shares of the Company at a rate of 50% of the average of the previous 10 day's "Ask Price" of common stock of the Company. Furthermore, during the nine months ended September 30, 2014, two separate but current shareholders (c and d) loaned the Company a total of $30,000 for working capital, one current shareholder (c) in the amount of $20,000 and the other shareholder (d) in the amount of $10,000. Finally, a non-shareholder individual (e) loaned the Company $10,000 for working capital. The conversion rate for this note payable (e) calls for the note to be convertible at $0.02 per share of common stock.

At September 30, 2014, the Company was in arrears on the unsecured term notes payable (a) to the former shareholder. For the security on the note payable (c) to a current shareholder, the Company agreed to transfer the domain FormTool.com name to the shareholder to hold in escrow in case of default as the security on this note payable (c). The shareholder agreed to maintain the domain name in good standing throughout the term of the note and transfer the domain back to the Company within 30 days following final payment of the note.  The Company incurred interest expense related to the stated rate of the convertible note (b) totaling $6,250 for the nine months ended September 30, 2014, of which $2,083 was paid.

DERIVATIVE LIABILITY

The Company has determined that the conversion feature of the note payable (b) with a non-shareholder represents an embedded derivative since the note payable is convertible into a variable number of shares upon conversion. Accordingly, the note payable is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability of $250,000 on the balance sheet with the corresponding amount recorded as interest expense since the note payable is due on demand. Because of the terms of conversion, the intrinsic value of the conversion feature approximates fair value.

RELATED PARTY

During the nine months ended September 30, 2014, the Company assumed a non-interest bearing promissory note with a related party. The note payable is due on demand and totals $239,000. As of September 30, 2014, no principle payments have been made on this note. See Note 10.

NOTE 8 – STOCKHOLDERS’ DEFICIT

COMMON STOCK

In May, 2014, an individual entered into a common stock subscription agreement to purchase from the Company a total of 6,000,000 restricted shares of common stock at a price of five thousandths of a dollar ($0.005) per share, such price paid to the Company in $30,000 in cash.

In July, 2014, an individual entered into a common stock subscription agreement to purchase from the Company a total of 3,000,000 restricted shares of common stock at a price of five thousandths of a dollar ($0.005) per share, such price paid to the Company in $15,000 in cash.

In July, 2014, we committed to issue a total of 6,000,000 restricted shares of common stock to an outside director at a price of five thousandths of a dollar ($0.005) per share in exchange for a portion of the funds ($30,000) the outside director previously loaned the Company for working capital.

In July, 2014, we committed to issue a total of 500,000 restricted shares of common stock to an outside consultant at a price of six thousandths of a dollar ($0.006) per share in lieu of cash for consulting services previously rendered and valued at $3,000.

PREFERRED STOCK

In July, 2014, as part of the Merger, we committed to issue a total of 111,193 shares of Series MX Convertible Preferred Stock in exchange for all of the outstanding capital stock of EcoSmart. These shares of Series MX Convertible Preferred Stock will automatically convert, on a combined basis, into a total of 277,981,807 shares of restricted common stock upon the effectiveness of any amendment to the Company’s articles of incorporation increasing the number of authorized shares of the Company’s Common Stock.

In July 2014, we committed to issue a total of 1,875 shares of series MX Convertible Preferred Stock to an outside director in lieu of cash for a portion of the director’s fees accrued and unpaid from October 2012 through March 2014. Each share of Series MX Convertible Preferred Stock was valued at $16.00 per share, which was arrived at on the basis of a closing price value on July 29, 2014 of $0.0064 per share of common stock. The partial services were valued at $30,000, and each share of Series MX Convertible Preferred Stock converts to 2,500 restricted shares of common stock.

In July 2014, we committed to issue a total of 782 shares of series MX Convertible Preferred Stock to our controller in lieu of cash for a portion of the controller’s accrued and unpaid payroll from October 2012 through March 2014. Each share of Series MX Convertible Preferred Stock was valued at $16.00 per share, which was arrived at on the basis of a closing price value on July 29, 2014 of $0.0064 per share of common stock. The partial services were valued at $12,500, and each share of Series MX Convertible Preferred Stock converts to 2,500 restricted shares of common stock.

In July 2014, we committed to issue a total of 3,125 shares of series MX Convertible Preferred Stock to our Chief Executive Officer in lieu of cash for a portion of the Chief Executive Officer’s accrued and unpaid payroll from October 2012 through March 2014. Each share of Series MX Convertible Preferred Stock was valued at $16.00 per share, which was arrived at on the basis of a closing price value on July 29, 2014 of $0.0064 per share of common stock. The partial services were valued at $50,000, and each share of Series MX Convertible Preferred Stock converts to 2,500 restricted shares of common stock.

In July 2014, we committed to issue a total of 1,563 shares of Series MX Convertible Preferred Stock to our corporate counsel in lieu of cash for certain legal fees accrued and unpaid from January 2014 through July 2014. Each share of Series MX Convertible Preferred Stock was valued at $16.00 per share, which was arrived at on the basis of a closing price value on July 29, 2014 of $0.0064 per share of common stock. The partial services were valued at $25,000, and each share of Series MX Convertible Preferred Stock converts to 2,500 restricted shares of common stock.

In September, 2014, an individual entered into a stock subscription agreement to purchase from the Company a total of 400 shares of Series MX Convertible Preferred Stock at a price of twenty-five dollars ($25.00) per share, such price paid to the Company in $10,000 in cash. Each share of Series MX Convertible Preferred Stock converts to 2,500 restricted shares of common stock.

In September, 2014, an individual entered into a stock subscription agreement to purchase from the Company a total of 400 shares of Series MX Convertible Preferred Stock at a price of twenty-five dollars ($25.00) per share, such price paid to the Company in $10,000 in cash. Each share of Series MX Convertible Preferred Stock converts to 2,500 restricted shares of common stock.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the amount of potential liability the Company is likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect the Company’s financial condition.

On July 23, 2014, the Company entered into an employment agreement with the Company’s Chief Executive Officer. The term for the employment agreement is three (3) years and contains a provision for an incentive-based bonus, an amount in cash equal to one and one half percent (1.5%) of Free Cash Flow (FCF); provided, however, that such bonus does not exceed five hundred thousand dollars ($500,000) for any single Fiscal Year. We accrue this bonus on a quarterly basis ($-0- at September 30, 2014). The Company’s Chief Executive Officer has the following base annual salary rate:

Chief Executive Officer
Base Annual Salary	$162,500

In addition to the bonus provision and the annual base salary, the Chief Executive Officer’s employment agreement provides for payment of the following for termination by reason of disability.

	Accrued Base Salary	Vested Deferred Vacation Compensation
Aggregate included in Accrued Payroll at September 30, 2014	$150,606	$12,501

The agreement also provides for severance compensation equal to the then base salary until the expiration of the term of the agreement. There is no severance compensation in the event of voluntary termination or termination for cause.

The Company occupies an office building for its corporate headquarters located in Lake Park, Florida. The lease for the 8,560 square feet ends on January 31, 2015 with an option to renew for an additional two years at the then current occupancy rates. Monthly rent in the amount of $7,000 includes related sales and use taxes. The Company is responsible to pay all utilities, repairs and maintenance.

Rent expense for the nine months ended September 30, 2014 for this facility totaled $21,000.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

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

For the fiscal year ended December 31, 2013 and for the nine months ended September 30, 2014, the Company has accrued $25,000 and $15,000, respectively, in contract fees for the preparation and filing of its annual and quarterly reports. The contractor who performed the work is the Company’s one part-time employee as well as the spouse of the Company’s CEO.

During the nine months ended September 30, 2014, the Company experienced an increase in accounts payable due to related parties of approximately $66,000 from approximately $53,000 for the year ended December 31, 2013 to approximately $119,000 for the nine months ended September 30, 2014. In large part, this increase is attributed to certain vendor payments made directly by one of the Company’s outside directors, including the Company’s auditors and transfer agent, via his personal credit card. In addition, this increase is attributed to out of pocket expenses as well as certain vendor payments made directly by the Company’s CEO due to the limited available cash on hand. It was agreed at the time that all accounts payable due to related parties, including those due to these vendor payments, will be reimbursed as quickly as possible.

During the nine months ended September 30, 2014, one of the Company’s outside directors agreed to take 6,000,000 restricted shares of common stock at a price of five thousandths of a dollar ($0.005) per share in exchange for a portion of the of the funds ($30,000) the outside director previously loaned the Company for working capital. See Note 8.

During the nine months ended September 30, 2014, the Company assumed a non-interest bearing promissory note with a related party. The note payable is due on demand and totals $239,000. As of September 30, 2014, no principle payments have been made on this note. See Note 7.

NOTE 11 – DISCONTINUED OPERATIONS

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

As a result of the decision to sell the QuickVerse® product line, the Company has classified the QuickVerse® product line as discontinued operations for the nine months ended September 30, 2014 and the fiscal year ended December 31, 2013. The Company has recorded the remaining class of liabilities for the QuickVerse® product line as presented below:

Other current liabilities from discontinued operations:	September 30, 2014	December 31, 2013
Accrued royalties	$114,368	$114,368
Other current liabilities from discontinued operations	$114,368	$114,368

The following table presents the results of operations of our discontinued operations for the nine months ended September 30, 2014 and 2013:

Nine Months Ended September 30,		2014		2013
Gross revenues	$	---	$	---
Less estimated sales returns and allowances		---		---
Net revenues		---		---
Cost of sales		---		---
Gross profit		---		---
Operating expenses:
Advertising and direct marketing		---		---
Sales and marketing wages		---		---
Bad debt expense		---		9,336
Total sales and marketing		---		9,336
Research and development		---		---
Rent		---		---
Other general and administrative costs		---		---
Total general and administrative		---		---
Loss from operations of discontinued component		---		(9,336)
Gain on sale of software product line		---		---
Impairment loss		---		---
Gain on debt settlement		---		---
Income tax (provision)		---		---
Loss from discontinued operations, net of taxes	$	---		$(9,336)

For the nine months ended September 30, 2013, the bad debt expense within our discontinued operations results from the settlement agreement with WORDsearch for the remaining escrow of the $975,000 purchase price for the Software Product Line Purchase Agreement to sell our QuickVerse® product line.

NOTE 12 – SUBSEQUENT EVENTS

During October, 2014, an individual entered into a stock subscription agreement to purchase from the Company a total of 400 shares of Series MX Convertible Preferred Stock at a price of twenty-five dollars ($25.00) per share, such price paid to the Company in $10,000 in cash. Each share of Series MX Convertible Preferred Stock converts to 2,500 restricted shares of common stock.

On October 3, 2014, the Company filed a Preliminary Schedule 14C Information Statement with the Securities and Exchange Commission (SEC). The purpose of the Information Statement was to notify our stockholders that, on October 3, 2014, we obtained the approval, by way of written consent in lieu of a meeting, from certain of our principal stockholders holding collectively and in the aggregate 216,979,148 shares of Voting Stock, representing a 52% majority of our total issued and outstanding Voting Stock, to adopt an amendment to our Articles of Incorporation increasing the number of our authorized shares of Common Stock from 120,000,000 to 900,000,000.

On October 14, 2014, the Company filed a Definitive Schedule 14C Information Statement with the SEC. The purpose of this Information Statement was to notify our stockholders that our Preliminary Information Statement filed on October 3, 2014 had been approved by the SEC. Furthermore, this Information Statement notified the stockholders that the final steps to effectuate the corporate action authorized by the foregoing resolution were not to be carried out, and the action would not become effective, before the day which is 20 calendar days after the mailing of the Information Statement to such record stockholders of which mailing date was on or about October 20, 2014.

On November 10, 2014, the Company filed with the Secretary of State of Nevada the amendment to our Articles of Incorporation which increased the number of our authorized shares of Common Stock from 120,000,000 to 900,000,000. The Secretary of State of Nevada issued back to the Company a Certificate of Amendment dated November 10, 2014 acknowledging and accepting the amendment to our Articles of Incorporation.

During November, 2014, the Company entered into a convertible note payable agreement with our current corporate counsel in the amount of $150,000, plus interest at 4.5% APR. This note agreement covers the amount that was due our corporate counsel as of October 31, 2014 and calls for the note to be convertible at $0.01 per share of common stock.

During November, 2014, the Company entered into a convertible note payable agreement with one of the Company’s outside directors in the amount of $60,000, plus interest at 4.5% APR. The note calls for it to be convertible at $0.01 per share of common stock. This note agreement covers a portion of the amount that the outside director is owed under Accounts payable, related party as of September 30, 2104 for certain vendor payments made directly by the outside director’s personal credit card and/or for funds previously loaned to the Company for working capital.

The date to which events occurring after September 30, 2014, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is November 19, 2014, which is the date on which the financial statements were available to be issued.

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

Description of Business

Findex.com, Inc. (“Findex,” the “Company,” “we,” “us,” or “our”) headquarters and operations are based in Lake Park, Florida.  Our business is comprised of two distinct operating divisions.  As a result of a recent merger (the “Merger”), one of these divisions, EcoSmart, centers around the development of a proprietary line of specialty materials coatings that have a broad range of value-adding industrial, commercial, and residential applications.  The other division, FormTool, which we acquired in February 2008, is focused upon the production, marketing and distribution of a line of consumer software products that offer quality, professionally designed forms for business, accounting, construction, sales, real estate, human resources and personal organization needs.

Prior to the Merger, and since 1999, our business had been developing, publishing, marketing, distributing and direct-selling off-the-shelf consumer and organizational software products for the Windows platform.  Following divestitures of two software titles which had consistently accounted for the overwhelming majority of our revenues while owned by us, including our Membership Plus product line, which we sold in late 2007, and our flagship QuickVerse product line, which we sold during 2011, and title acquisitions during the same period that, in the aggregate, have been relatively insignificant in offsetting the loss of revenues associated with those divestitures, our continuing operations, while not nominal, have been very limited and insubstantial in terms of revenue, both relative to what they had been prior thereto and by any appropriate standalone measure.  Specifically, our operations immediately prior to the Merger consisted exclusively of those relating to the FormTool line of products which we acquired in February 2008, as well as two language tutorial products, which were retained after the sale of the QuickVerse product line.  Due to a continuing lack of capital over a number of years, we were unable to meaningfully grow the FormTool line and develop related products, and our business and financial prospects became increasingly challenged.

In its most recent corporate form, EcoSmart was organized in 2012.  The patents and other intellectual property forming the foundation of the EcoSmart business were originally developed during a preceding period dating back to 2003 in which it was operated by the developers of the Company’s technologies as Surface Modification Technologies, Inc. (“SMT”), a Florida corporation, and EcoSmart, LLC, a Florida limited liability company, which were sold together to TRC in 2012.  On January 20, 2012, EcoSmart Coating Technologies, Inc., a Florida corporation, was organized as a wholly-owned subsidiary of TRC.  Simultaneously, EcoSmart Surface Technologies, Inc., also a Florida corporation, was formed as a wholly-owned subsidiary of TRC.  With common ownership by TRC, the assets of each of SMT and EcoSmart, LLC were thereafter transferred in part to EcoSmart Coating Technologies, Inc. with the remainder to EcoSmart Surface Technologies, Inc.  On September 18, 2012, EcoSmart Surface Technologies, Inc. changed its name to EcoSmart Surface & Coating Technologies, Inc.  On October 19, 2012, EcoSmart Coating Technologies, Inc. was merged with and into EcoSmart Surface & Coating Technologies, Inc., leaving EcoSmart Surface & Coating Technologies, Inc. (“EcoSmart”) as the surviving corporation.

EcoSmart is divided into two basic product areas.  One product area is currently centered around a line of specialty industrial glass-based “smart surface” coatings that have a wide range of uses across each of the industrial, commercial, and household market segments and that are centered around a U.S. patented technology that, either on its own or when coupled with any of an array of available proprietary formula additives, offers a unique combination of beneficial surface properties that allow for a broad array of multi-surface and end-product applications.  The other product area involves a proprietary surfacing process – for which a U.S. patent is currently pending – to treat and cover existing floors, walls, counter-tops and table-tops, that offers property owners and occupants of all types a cost-effective means of enjoying a virtually limitless array of very lightweight, aesthetically desirable and high-demand decorative options, coupled with a variety of meaningfully beneficial surface-layer properties, without the necessity for having to remove and dispose of the floors, walls, counter-tops and table-tops already in place, and which process affords a uniquely attractive solution to those property owners and occupants otherwise facing the very costly, time-consuming and administratively burdensome challenges of having to remove and dispose of existing legacy-laden, chemically contaminated and/or vinyl asbestos tile (so-called “VAT”).

Over time, EcoSmart intends to develop itself in the strategic direction of becoming a leading research-oriented high-tech specialty “smart-surface” materials development and licensing company centered around a highly qualified research team and state-of-the-art research lab and applying a combination of organic and inorganic chemistries, materials science engineering, and nanotechnology.  EcoSmart currently has expertise and capabilities in each of these areas.

Though we believe that our FormTool product line has opportunities to offer in terms of generating potential revenue, for the time being, it is almost exclusively our EcoSmart specialty coatings products to which we are devoting our limited resources.  This is due principally to a combination of market considerations and projected gross profit margins.  For this reason, moreover, the remainder of the substantive business discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operation will focus primarily on the EcoSmart coatings business.

Management Overview

A key focus of management during the nine months ended September 30, 2014 centered on effecting the Merger with EcoSmart.  Specifically, a significant amount of time was devoted to fulfilling the due diligence investigation process, including the conducting of a detailed review of the associated legal and accounting documentation in an effort to appropriately quantify and qualify EcoSmart’s historical financial position and transactions, as well as its day to day operational affairs and related matters, in each case in preparation for closing of the then-contemplated transaction.

Furthermore, once the Merger with EcoSmart was completed on July 23, 2014, management focused on two primary areas in which we feel are immediate keys to the success of EcoSmart. One area is generating revenue via finalizing distribution and licensing agreements as well as fine tuning the day to day operations in order to become an effective and efficient operating Company. The other area is raising capital for the Company in order to support the day to day operations until we are able to establish a consistent flow of revenue whether it is through distribution agreements, licensing agreements, and/or direct reselling of our EcoSmart specialty coatings products.

At this time, near-term liquidity poses a continuous challenge to us and is expected to continue to do so for the foreseeable future.  Moreover, the need to find ways to stretch our very limited economic resources places ongoing strains on our very limited human resources.

Results of Continuing Operations for Quarters Ending September 30, 2014 and September 30, 2013

Statements of Continuing Operations for Three Months Ending September 30,	2014	2013	Change
Net revenues	$45,575	$4,398	$41,177
Cost of sales	(20,141)	(129)	(20,012)
Gross profit	$25,434	$4,269	$21,165
Sales, marketing and general and administrative expenses	(309,278)	(57,677)	(251,601)
Total operating expenses	$(309,278)	$(57,677)	$(251,601)
Loss from operations	$(283,844)	$(53,408)	$(230,436)
Other expenses, net	(10,433)	(1,475)	(8,958)
Gain on intangible asset	---	13,000	(13,000)
Loss before income taxes	$(294,277)	$(41,883)	$(252,394)
Income tax (provision)	---	---	---
Net loss from continuing operations	$(294,277)	$(41,883)	$(252,394)

Statements of Continuing Operations for Nine Months Ending September 30,	2014	2013	Change
Net revenues	$53,101	$12,962	$40,139
Cost of sales	(21,458)	(2,383)	(19,075)
Gross profit	$31,643	$10,579	$21,064
Sales, marketing and general and administrative expenses	(530,902)	(209,172)	(321,730)
Impairment loss	---	(33,561)	33,561
Total operating expenses	$(530,902)	$(242,733)	$(288,169)
Loss from operations	$(499,259)	$(232,154)	$(267,105)
Other expenses, net	(15,877)	(3,839)	(12,038)
Gain on intangible asset	---	13,000	(13,000)
Loss before income taxes	$(515,136)	$(222,993)	$(292,143)
Income tax (provision)	---	---	---
Net loss from continuing operations	$(515,136)	$(222,993)	$(292,143)

The differing results of operations are primarily attributable to the following for the three and nine months ended September 30, 2014:

▪	an increase in net revenues and cost of sales related to our EcoSmart specialty coatings and surfacing product line;
▪	an increase in sales, marketing and general and administrative expenses resulting from an increase in day to day operational expenses with the completed Merger with EcoSmart;
▪	an impairment loss for the nine months ended September 30, 2013 related to a valuation decrease in the FormTool intangible asset as a result of a sharp decline in revenue derived from the asset; and
▪	an increase in interest expense related to the decrease in overall available cash to pay certain vendors.

In future periods, we anticipate an increase in overall Company revenues as well as an increase in overall sales, marketing and general and administrative expenses due to the completed Merger with EcoSmart that took place on July 23, 2014.

Revenues

The following tables present our revenues for continuing operations for the three and nine months ended September 30, 2014 and September 30, 2013 and dollar and percentage changes from the prior year.

					Change
Revenues for Continuing Operations for Three Months Ending September 30,	2014	% to Sales	2013	% to Sales	$	%
Gross revenues	$46,000	86%	$4,398	33%	$41,602	946%
Less estimated sales returns and allowances	(425)	1%	---	0%	(425)	0%
Net revenues	$45,575	85%	$4,398	33%	$41,177	936%

					Change
Revenues for Continuing Operations for Nine Months Ending September 30,	2014	% to Sales	2013	% to Sales	$	%
Gross revenues	$53,656	100%	$13,257	100%	$40,399	305%
Less estimated sales returns and allowances	(555)	1%	(295)	-2%	(260)	88%
Net revenues	$53,101	99%	$12,962	98%	$40,139	310%

The increase in gross revenues for the three and nine months ended September 30, 2014 was attributable directly to our EcoSmart specialty coatings and surfacing product line. We anticipate an increase in overall Company revenues in future periods due to the completed Merger with EcoSmart that took place on July 23, 2014.

Cost of Sales

					Change
Cost of Sales for Continuing Operations for Three Months Ended September 30	2014	% to Sales	2013	% to Sales	$
Direct costs	$19,066	41%	$7	0%	$19,059
Less estimated cost of sales returns and allowances	(50)	0%	---	0%	(50)
Royalties	48	0%	114	3%	(66)
Freight-out	1,076	2%	8	0%	1,069
Cost of sales	$20,141	38%	$129	1%	$20,012

					Change
Cost of Sales for Continuing Operations for Nine Months Ended September 30	2014	% to Sales	2013	% to Sales	$
Direct costs	$19,054	36%	$2,064	16%	$16,990
Less estimated cost of sales returns and allowances	(80)	0%	(45)	0%	(35)
Royalties	1,408	3%	313	2%	1,095
Freight-out	1,076	2%	51	0%	1,025
Cost of sales	$21,458	40%	$2,383	18%	$19,075

Cost of sales consists primarily of direct costs, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, and shipping our products. The increase in cost of sales for the three and nine months ended September 30, 2014 are attributable to the following:

▪	an increase in direct costs as we experienced an increase in net revenues related to our EcoSmart specialty coatings and surfacing product line;
▪	an overall increase in royalties associated with our FormTool product line due to an increase of specific FormTool products that carry a higher royalty rate; and
▪	an increase in freight-out as our EcoSmart products in most cases require the products to be shipped to our customer.

For the immediate future, we would anticipate that our direct costs associated with our EcoSmart specialty coatings and surfacing product lines to increase as we are unable at this time to purchase raw materials in larger quantities due to the limited cash on hand available. As our cash and financial condition improves, we plan to order raw materials in larger quantities allowing us a lower cost per item as well as comparison shop with multiple suppliers of the raw materials. Although there can be no assurance, we would anticipate our cost of sales to increase in the future in relation to anticipated increases in our overall Company revenues.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Continuing Operations for Three Months Ending September 30,	2014	% to Sales	2013	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	$1,625	4%	$180	4%	$1,445	803%
Total sales and marketing	$1,625	4%	$180	4%	$1,445	803%
Personnel costs	$128,048	278%	$25,303	575%	$102,745	406%
Amortization and depreciation	13,909	30%	3,628	82%	10,281	283%
Accounting	4,735	10%	13,203	300%	(8,468)	64%
Legal	79,258	172%	3,000	68%	76,258	2542%
Rent	21,000	46%	---	0%	21,000	---%
Contract Services	15,500	34%	---	0%	15,500	---%
Directors fees	8,000	17%	6,000	136%	2,000	33%
Travel & entertainment	13,792	30%	692	16%	13,100	1893%
Other general and administrative costs	23,411	51%	5,671	129%	17,740	313%
Total general and administrative	$307,653	669%	$57,497	1307%	$250,156	435%
Total sales, marketing, general and administrative	$309,278	672%	$57,677	1311%	$251,601	436%

					Change
Sales, General and Administrative Costs for Continuing Operations for Nine Months Ending September 30,	2014	% to Sales	2013	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	$1,727	3%	$1,638	12%	$89	5%
Total sales and marketing	$1,727	3%	$1,638	12%	$89	5%
Personnel costs	$200,154	373%	$75,543	570%	$124,611	165%
Amortization and depreciation	20,732	39%	12,013	91%	8,719	73%
Accounting	46,074	86%	55,434	418%	(9,360)	17%
Legal	139,758	260%	24,433	184%	115,325	472%
Directors fees	20,000	37%	18,000	136%	2,000	11%
Rent	21,000	39%	---	---%	21,000	---%
Contract Services	15,500	29%	---	---%	15,500	---%
Travel & entertainment	27,446	51%	1,992	15%	25,454	1278%
Other general and administrative costs	38,511	72%	20,119	152%	18,392	91%
Total general and administrative	$529,175	986%	$207,534	1565%	$321,641	155%
Total sales, marketing, general and administrative	$530,902	989%	$209,172	1578%	$321,730	154%

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the three and nine months ended September 30, 2014:

▪	an increase in personnel costs as our staff immediately increased due to the completion of the Merger with EcoSmart;
▪	a increase in amortization and depreciation due to the intangible assets and property and equipment related to EcoSmart;
▪
a decrease in accounting fees as we changed auditors during the nine months ended September 30, 2014, and a general contractor we were utilizing for our quarterly and annual SEC filings was brought back on as a full-time employee;

▪
an increase in legal expense due to the Company’s legal counsel completing the Merger with EcoSmart, filing such announcement on a Form 8-K report, filing a Preliminary and Definitive 14C Schedule of Information, and having our legal counsel prepare tools that the Company can use in order to raise working capital funds in the future;

▪	an increase in rent due to the completion of the Merger with EcoSmart;
▪	an increase in contract services as we utilized the expertise of two outside contractors for investor and business development services; and
▪
an increase in our travel and entertainment expenses due to the overall time it took the Company to complete the Merger with EcoSmart as well as relocating the Company’s CEO to Florida where the Company’s headquarters are located once the Merger was finalized.

Income Taxes

For the nine months ended September 30, 2014 and 2013, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes the ongoing internal development of new products, expansion and upgrade of existing products, and marketing and sales. Although cash generated through our current operations may prove sufficient to sustain such operations, there can be no assurance of such a result, and, in any event, our pursuit of an aggressive growth plan, as currently exists, will likely require funding from outside sources. Funding from outside sources may include but is not limited to the pursuit of other financing options such as commercial loans or public or private sales of securities, including common stock,  preferred stock and/or convertible notes or debentures.

Working Capital	September 30, 2014	December 31, 2013
Current assets	$80,049	$1,561
Current liabilities	$1,629,162	$566,051
Retained deficit	$2,490,871	$8,875,515

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no continuing assurance of it remaining manageable.

Cash Flows for Nine Months Ending September 30,	2014		2013		Change	%
Cash flows (used) by operating activities		$(125,553)		$(21,310)	$(104,243)	489%
Cash flows provided by investing activities	$	---		$13,000	$(13,000)	100%
Cash flows provided by financing activities		$135,000	$	---	$135,000	---%

Net cash used by operating activities for the nine months ended September 30, 2014 consisted mainly of cash payments going out for our suppliers and employees.

The increase in net cash provided by financing activities for the nine months ended September 30, 2014 was the result of entering into new note payable agreements as well as the sale of shares of our common stock.

Financing

Given practical considerations, we believe that our ability to meaningfully pursue our business plan in the immediate term will depend on the availability of cash, the precise amount of which is uncertain as the date of this quarterly filing on Form 10-Q given certain variables surrounding our ability to generate funds internally, including through sales of product and/or territorial distributorships.  To the extent that it becomes necessary to access funds through a public or private sales of securities, as we currently anticipate, this is likely to be pursued through an offering involving common stock, preferred stock and/or convertible notes or debentures. In connection with any such contemplated financing, it may become necessary given market conditions and the unavailability of alternative options for us to issue additional shares of our common stock or securities exchangeable for shares of our common stock, including but not limited to convertible preferred stock or convertible notes or debentures containing so-called “floorless convertible” provisions that can be, and often are, extremely dilutive to existing stockholders upon conversion.  Any such issuances, as well as any related issuances of common stock or other purchase warrants, would likely have the effect of depressing the market price of our common stock and diluting the interests of our common stockholders, potentially very significantly.

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

Discontinued Operations

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse® product line to WORDsearch.  On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which was transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced.  As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, and the sale of the QuickVerse® product line to WORDsearch was complete. As a result, we have classified this asset as discontinued operations for the three and nine months ended September 30, 2014 and 2013.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2014, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July, 2014, we committed to issue a total of 500,000 restricted shares of common stock to an outside consultant at a price of six thousandths of a dollar ($0.006) per share in lieu of cash for consulting services previously rendered and valued at $3,000.

In September, 2014, two separate individuals entered into stock subscription agreements to purchase from the Company a total of 400 shares each of series MX convertible preferred stock at a price of twenty-five dollars ($25.00) per share, such price paid to the Company in $10,000 in cash each (total $20,000). Each share of Series MX convertible preferred stock converts to 2,500 restricted shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2014, we are in default under a certain unsecured term note payable to a former shareholder in the total amount of approximately $39,000.  The arrearage as of such date was $28,783, plus interest.  In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2014, there were no reportable events under this Item 5.

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

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated November 19, 2014. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 19, 2014. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: November 19, 2014	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)