Form 10-K
period 2014-12-31
FINDEX COM INC
filed 2015-04-15
CIK 1089061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2014

OR

 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $457,000.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At April 15, 2015, the registrant had outstanding 457,001,409 shares of common stock, of which there is only a single class.

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

Readers of this annual report on Form 10-K should note that, in order to provide materially relevant disclosure regarding certain of Findex’s historical, operational expenses not otherwise appropriately accounted for in our consolidated financial statements given the applied accounting treatment described elsewhere in this annual report on Form 10-K, certain disclosure is contained in the text of this report relating to such expenses, including e.g. executive compensation, director compensation, and audit fees, that does not numerically align with the corresponding figures contained in our consolidated financial statements.

ITEM 1. BUSINESS.

OVERVIEW

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

For accounting purposes, we recognized the Merger in accordance with ASC 805-40, Reverse Acquisitions. Accordingly, Findex has been recognized as the accounting acquiree in relation to the Merger, with EcoSmart being the accounting acquirer, and our consolidated financial statements for the reporting period from January 1, 2013 through July 23, 2014 being those of EcoSmart, not the enterprise historically recognized as Findex. Our consolidated financial statements for the periods since July 24, 2014, the day after which the Merger was consummated, recognize Findex and EcoSmart as a single operating enterprise and entity for accounting and reporting purposes, albeit with a carryover capital structure inherited from Findex (attributable to the legal structure of the transaction). Readers of this annual report on Form 10-K should note that, in order to provide materially relevant disclosure regarding certain of Findex’s historical, operational expenses not otherwise appropriately accounted for in our consolidated financial statements given the applied accounting treatment described herein, certain disclosure is contained in the text of this report relating to such expenses, including e.g. executive compensation, director compensation, and audit fees, that does not numerically align with the corresponding figures contained in our consolidated financial statements.

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

As a result of the Merger, and although it is our current intention to continue to operate and further develop our FormTool product line and business, it is expected that our primary focus will shift going forward in the direction of the business of EcoSmart, where we believe the opportunities for our future growth are greater and have significantly more to offer economically.

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

Over time, we intend to progress in the strategic direction of becoming a leading research-oriented high-tech specialty “smart-surface” materials development and licensing company centered around a highly qualified research team and state-of-the-art research lab and applying a combination of organic and inorganic chemistries, materials science engineering, and nanotechnology. We currently have expertise and capabilities in each of these areas.

Organic chemistry is a chemistry sub-discipline involving the scientific study of the structure, properties, and reactions of organic compounds and organic materials (i.e., matter in its various forms that contain carbon atoms). Inorganic chemistry, by contrast, refers to the chemistry sub-discipline aimed at understanding the synthesis and behavior of inorganic and organometallic compounds, generally focused on the silicon atom. Nanotechnology is the creation of functional materials, devices and systems through control of matter (atoms and molecules) on the nanometer length scale (1-100 nanometers), and exploitation of novel phenomena and properties (physical, chemical, biological, mechanical, electrical) at that length scale. Materials science engineering has as its focus the development of new products based on materials whose properties and behavior are controlled at the micrometer and nanometer scales, and through microfabrication technologies.

Currently, and as is expected to remain true in the near term, the Company consists solely of the specialty coatings business and the specialty surfacing businesses, which, while possessing certain overlap in terms of underlying technology and product development, are operated by us as separate divisions, chiefly because of certain differences in their respective business models and marketing strategies.

During the year ended December 31, 2014, our revenues were approximately 88% attributable to sales within the specialty coatings division and approximately 12% attributable to sales within the specialty surfacing division. For the year ended December 31, 2013, these revenue percentages were approximately 70% and 30% respectively. For the year ended December 31, 2013, these revenue figures were derived from EcoSmart Surface Coatings and Technologies, Inc., a subsidiary of TRC at the time.

SURFACE AND COATING TECHNOLOGIES

Specialty Coatings Division

The surface is an integral aspect of virtually every physical object and often plays a fundamental role in many of the processes, beyond mere connectivity and structural support, that govern chemical and biological interactions involving the product. In some instances, the surface serves to protect the internal elements of the object that it surrounds; in others, it provides an entry point into those chemical or biological systems. In most, combinations of these attributes are present, and the potential variations are both vast in number and complex in structure.

Our specialty coatings division produces, markets, and distributes a line of effectively invisible glass-based specialty coatings – “smart surfaces” – that have a wide range of industrial, commercial, and household applications that add a competitive advantage to a given product or surface through a variety of protective and other features. Conventional coatings, which are bonded by mechanical means to whatever surface they are applied to, tend to fail, ultimately, in the bonding to the substrate, typically due to poor surface preparation or variation of temperature exposures. Uniquely, EcoSmart’s products consist of inorganic and organic combinatorial chemistry that causes them to bond chemically with the substrate, whether metal, cement-based, or organic (e.g. plastics). By utilizing covalent bonding that penetrates into the substrate and reacts directly with the free ion within, the otherwise resulting disbondment is avoided. The result is a much longer lasting and stronger coating, and of course, a longer life for the substrate that has been treated.

With an addition of only 50 millionths to 2 thousandths of an inch in surface thickness (depending on which product is used), no loss of either hardness, on the one hand, or pliability, on the other, and no reduction in photon (light) penetration, the patented platform technology, either on its own or when coupled with any of an array of available proprietary formula additives, offers the following unique combination of beneficial protective, maintenance-reducing, performance-enhancing and cosmetically-enhancing properties to most surfaces, including metals, plastics, paints, fabrics, vinyl, wood, masonry, or concrete, in each case without regard to temperature, climate or most other environmental conditions, without hazard to either human, animal or plant health/life, and for a period of up to as many as approximately 15-20 years:

Protective Benefits

Against Physical Surface Damage		Against Surface Appearance / Cosmetic Degradation

●	Resistant to Abrasion / Scratching	●	Resistant to Dust / Dirt / Grime
●	Resistance to Corrosion	●	Resistant to Staining
●	Resistant to Oxidation	●	Resistant to Color Fading
●	Resistant to (Effects of) Weather / Elements	●	Resistant to Fingerprints

●	Resistant to (Effects of) UV	●	Resistant to Marking / Graffiti
●	Resistant to (Effects of) All But Most Extreme Alkaline or Acidic Chemicals	●	Oleophobic (Oil-Repellent)
●	Resistance to (Effects of) Acid Rain
●	Resistance to (Effects of) Guano (excrement of birds, bats, seals, etc.)
●	Resistance to Termite Infestation

Against Human Health Risks / Contagion		Against Human Physical / Safety Risks

●	Resistant to Bacterial Growth / Germs (sometimes referred to as “Self-Sterilizing”)	●	Slip-Resistant When Wet
●	Resistant to Mold / Fungal Spore Growth
●	Resistant to Small and Large Viruses

Maintenance-Reducing Benefits (sometimes referred to as “Self-Cleaning” attributes)

●	Hydrophobic (Water-Repellent)
●	Oleophobic (Oil-Repellent)
●	Resistant to Dust / Dirt / Grime
●	Rinses Cleans with Only Water and/or Mild Detergent

Performance-Enhancing Benefits

●	Improved Hydrodynamics / Drag Reduction / Fuel Efficiency
●	Improved Aerodynamics / Drag Reduction / Fuel Efficiency
●	Energy Efficiency

Cosmetically-Enhancing Benefits

●	Enhanced Color Clarity
●	Enhanced Gloss / Sheen
●	Enhanced Reflection

With the extraordinary array of beneficial properties identified above, certain but not all of which have been independently lab-tested and verified, the range of potential applications of our specialty coatings is notably far-reaching, spanning across numerous industrial, commercial, and household segments. While we are currently focusing our pursuit on only several of these potential applications, and there can be no assurance that it will ever pursue any one or more of the others, we have identified the following as potential markets, among others, to be explored and possibly pursued over time:

●	residential, commercial, and industrial building / construction	●	automotive / auto body
●	interior and exterior flooring and tiling / pavers	●	motorcycles and ATVs
●	sewage infrastructure, highways, bridges	●	boats, jet-skis and snowmobiles
●	oil & gas drilling / production equipment	●	windshields
●	solar panels, reflectors and heliostats	●	bathroom fixtures
●	wind turbines	●	kitchen countertops and cabinetry
●	HVAC / commercial refrigeration systems	●	swimming pools and hot-tubs / jacuzzis
●	desalination and potable water systems	●	outdoor home decking
●	aircraft / drones	●	patio furnishings
●	military equipment and weapons systems	●	outdoor cooking hardware
●	spacecraft / satellites / space-stations	●	outdoor lighting systems
●	passenger cruise ships	●	kitchen and other household appliances
●	railroad / monorail	●	telescopic equipment
●	medical equipment, operating environments and implant devices	●	sunglasses
●	biometric and other security devices	●	water/snow skis, surf boards, and other sporting goods
●	industrial machinery and robotics	●	protective helmets and sporting gear
●	telecommunications hardware	●	playground equipment / apparatus
●	textiles	●	camping equipment
●	smart-phones and tablets	●	home furnishings, picture frames and decorative items

To date, we have not commissioned or otherwise undertaken or obtained any comprehensive market study in respect of any one or more of the above-listed potential product applications. The immediate-term focus of the Company is on the following five, unrelated applications, each of which has been selected based on management’s combined assessment of (i) the relative size, age and projected growth trend of the subject market, (ii) experience, observational/anecdotal intelligence, and testing results previously obtained in relation to the application, (iii) the relative strength of the value proposition to prospective customers, (iv) the comparative time-to-market, (v) the comparative cost-to-market coupled with existing industry relationships and available resources, (vi) the relative geographic accessibility of the market, (vii) the seasonality of the market, if any, (viii) the relative barriers-to-entry within the market, (ix) the relative, projected length of the particular sales cycle, (x) the projected gross profit margins, (xi) both the presence within the subject market, together with the relative quality, of competitive products, and (xii) the relative size and strength of the individual competitors:

●

Hardscape. This is the market segment defined by us to include applications involving surfaces consisting of pavers, poured and stamped concrete, natural stone, brick, and ceramic tile. It has been targeted based on a combination of all of the factors identified above, with a particular emphasis on (i) geographic accessibility to the regional market of South Florida, in which the Company maintains its executive offices and principal operations, and (ii) relative ease of installation. At a competitive price point, the Company’s products offer this market a high-grade, functional alternative to comparatively under-performing water-based hardscape sealants, and one with numerous unique, secondary benefits. The marketing and sales strategy being applied by us is a dual-pronged approach aimed at manufacturers of primary materials, on the one hand, and contractor-installers, on the other. Able to rely for showcasing purposes on a recent major installation involving 310,000 square feet of pavers at the newly-opened Palm Beach Outlet Mall in West Palm Beach, Fl., the Company believes it is poised for an aggressive roll-out in the hardscape arena.

●

Solar Panels, Reflectors and Heliostats. This is the alternative energy production and related hardware application market segment consisting of photovoltaic (PV) solar panel modules, reflectors, and heliostats (computer-controlled, curved mirrors which concentrate the sun’s rays and keep them reflected on a target as the sun moves across the sky) in relation to which the value-proposition associated with our product offerings arise out of the “self-cleaning” attributes they afford. Because of the economic importance in maximizing the capture of incoming photons for energy conversion output, insuring the consistent cleanliness of solar panels has become an increasingly high priority and a continuing challenge throughout the industry, and the worldwide demand for coatings with efficiently “self-cleaning” properties – such as those produced by us, which do not come at the expense of the optical properties of high transmission (in the PV modules) or high reflectance (in the heliostats) – is growing rapidly. In its earliest stages of market entrance, but driving the forefront, we are currently targeting both domestic and foreign PV panel manufacturers as well as operators of distributed solar energy farms. In respect of both groups, and though there can be no assurance, the Company seeks to build its business through the securing of long-term, ongoing supply contracts. We are aggressively targeting this application based on a combination of all of the factors identified above, including most notably the relative newness and projected growth rate of the developing market. Recently conducted initial field tests utilizing our product, moreover, have been promising, showing in excess of a 30% increase in efficiency over uncoated PV array panels due primarily to increased cleanliness.

8

●

Oil, Gas, and Mining. This is the market segment application surrounding a vast array of opportunities to sell certain of our coatings to prevent rust, oxidation, corrosion and abrasion breakdown in the oil, gas and mining industries. We believe our coatings could result in unimaginable savings in maintenance costs as well as extending the life of equipment, tools and infrastructure used in these highly corrosive environments. For instance, our coatings could be used as protective pipe linings, protective coating on micro-turbines, hydraulic systems, fleet vehicles, rail cars, shipping containers, storage tanks, cargo vessels as well as general infrastructure. According to recent industry reports, and with industrial coatings generally comprising more than approximately a third of the worldwide aggregate coatings market, the oil and gas segment is one seen as holding the greatest growth potential. Based on the preliminary results of early-stage field and lab tests being conducted by prospective customers, and though there can be no assurance, management believes the effectiveness of its products for this purpose is already higher than many competing products, and that the market and demand for these products is potentially very significant. We are aggressively targeting this application based on a combination of all of the factors identified above, and, to date, we have been pursuing potential distribution opportunities through select industry operators.

●

HVAC / Commercial Refrigeration Systems. This is the market segment application consisting of coatings for HVAC and commercial refrigeration systems intended to serve as protection from corrosion, including in salt water, acid, alkaline and chemical environments, and from clogging by particles of mold, pollen, dust, and soot. Testing in this area has shown that there is a significant efficiency loss factor on HVAC units due to natural oxidation and the restricted airflow caused by dirt that collects on the condenser coils. With a product that repels moisture and contaminants, offers increased operating/energy efficiency of 12-15% over the life of a subject condensing unit, and substantially reduced cleaning requirements generally, management believes a significant opportunity exists for the Company within this market. Accordingly, we have targeted this application based on a combination of all of the factors identified above and are currently in the process of developing a strategic marketing plan aimed at this segment.

●

Marine Industry. This is the market segment defined by us to include applications involving surfaces both above and below the water line existing on boats, yachts, ships, commercial vessels, sailing vessels, floating and fixed docks and ocean based platforms. The environmental conditions for all of the above items are extremely harsh whether it is the salt air or salt water. We believe our coatings in this market segment can prohibit the growth of barnacles and algae as well provide a decrease in hydrodynamic friction resulting in an increase of flow through the water by as much as 35%. Based on the preliminary results of prospective customer field and lab tests, and though there can be no assurance, management believes the quality and price of its products for this purpose is better than many alternatives already widely available, and that the market and demand for these products is potentially material. We are aggressively targeting this application based on a combination of all of the factors identified above, and, to date, we have been pursuing potential distribution opportunities through select industry operators.

In general, though not necessarily across all segments, the Company intends to pursue a strategic approach to identify market opportunities that rely on master distribution arrangements within individual product/application industry verticals. An emphasis is being made in the immediate-term on the establishment of such master distribution relationships holding what management believes to be an industrial customer-base with the greatest potential likelihood of benefitting without a significant lag-time by incorporating the specialty smart coatings as a product upgrade to their respective current offerings.

For purposes of development, competitive analysis, and prioritizing sales initiatives and resource deployment, the Company views its specialty coatings business in terms of numerous individual markets identified in each case by reference to the particular combination of the Company product, on the one hand, and targeted surface and application, on the other. While the Company’s complete line of individual specialty coatings products includes more than fifteen separate formulations, the following list identifies the Company’s principal five products, by name, together with their respective primary targeted surfaces and application categories, as well certain information in each case relating to their unique benefits in relation to the target application:

Product Name:	ECT-1 General Purpose Surface Treatment
Primary Targeted Surfaces:	tile, masonry, paint, cement, stucco, metals, plastics, fabric, flame-exposed, cryogenic
Primary Target Application Categories:	interior and exterior flooring and tiling / pavers
Featured Properties For Target Application:	hydrophobic (water-repellent) and oleophobic (oil-repellent); slip-resistant when wet; protective barrier at all temperatures resistant to abrasion/scratching, corrosion, oxidation, microbials, (effects of) weather/elements, UV, guano, acid rain, staining, color fading, mold/fungal spore growth

*     *     *

Product Name:	ECT-2 General Purpose Polyurethane Coating
Primary Targeted Surfaces:	ceramic floor tile, terrazzo, granite
Primary Target Application Categories:	interior and exterior flooring and tiling / pavers
Featured Properties For Target Application:	water-based low VOC (volatile organic compound); extreme chemical-resistance; available with anti-slip additives; single coat potentially equivalent to three coats of competitive product in terms of physical performance.

*     *     *

Product Name:	ECT-5 HVAC Corrosion Energy Coating
Primary Targeted Surfaces:	all surfaces of condensing unit, including coils, copper lines, compressor and cabinet
Primary Target Application Categories:	HVAC and refrigeration condensing units, micro turbines and other equipment on oil rigs
Featured Properties For Target Application:	“glassifying surface treatment”; condensing unit protection from corrosion, including in salt water, acid, alkaline and chemical environments; protection from clogging by particles of mold, pollen, dust, and soot; increased operating/energy efficiency of 12-15% over life of condensing unit; reduced cleaning requirements generally, and condensing units easily cleaned with only water and/or mild soap eliminating need for caustic coil cleaners; reduced maintenance for cooling towers and chiller barrels

*     *     *

Product Name:	ECT-10 Universal Micro-Coating
Primary Targeted Surfaces:	glass, mirrors, fiberglass, paints, plastics, metals, fabrics, granites
Primary Target Application Categories:	automotive/motorcycle/marine interior and exteriors, countertops, sunglasses, surfboards, water and snow skis
Featured Properties For Target Application:	ultra-thin (50 millionths of an inch) gasified glass layer version of ECT-1 that be easily applied directly by consumers and last for 6-8 months; hydrophobic (water-repellent) and oleophobic (oil-repellent); repels dirt and dust, including brake dust; exceptional clarity on glass and mirrors by filling in microscopic voids in the surface (tests conducted by the Ford Motor Company showed improvement in the “Distinction of Image” measurement (clarity of a glossy surface) of 10% on new, and 20% on old, automotive paint); protective barrier at all temperatures resistant to abrasion/scratching, corrosion, oxidation, microbials, (effects of) weather/elements, UV, guano, acid rain, acid damage from insects, staining, color fading, mold/fungal spore growth

*     *     *

Product Name:	ECT-775
Primary Targeted Surfaces:	pavers, concrete, roofing tile, ceramic tile, and other porous surfaces
Primary Target Application Categories:	floors, walls, decorative panels, swimming pools, solar panels, reflectors
Featured Properties For Target Application:	able to be applied in heavy coats; protective against staining, chemicals, UV fading, slipping; “self-cleaning”

The most unique feature shared by our coatings, and the specific focal point of a patent held by the Company considered by it to be the centerpiece of its smart surface technology, is the positive surface charge they possess once applied. It is this positive surface charge that is responsible for their most unique and valuable properties identified above, including the hydrophobicity, oleophobicity, microbial and fungal resistance, dust-repellance, and the enhanced aerodynamics and hydrodynamics.

Hydrophibicity is a term largely unfamiliar to many outside scientific circles, but that describes a quality with which most everybody has a basic familiarity. Surfaces may be characterized as either hydrophilic or hydrophobic depending on whether or not they attract or repel water or other water-based liquids. Hydrophilic and hydrophobic surfaces are abundant in both nature as well as in synthetic materials, and they exist both organically and inorganically in terms of chemical composition. A hydrophilic surface can be wet and may adsorb water; a hydrophobic surface cannot and will not – it is compositionally incapable of becoming wet. An example of a hydrophilic surface encountered routinely in daily life are sponges, which, of course, readily soak up whatever water with which they come into contact, at least to the point of saturation. Hydrophobic materials and coatings, by contrast, prevent water from pooling on their surfaces. In scientific terms, hybrophobicity is caused by surfaces that disrupt the hydrogen bonding in water; so as to minimize the disruption in its molecular makeup, the water droplet pushes itself away from the surface to minimize its contact area, thus becoming very tightly bound. Hydrophobic materials are generally easy to identify because water forms into droplets upon contact with them after which they tend to roll around freely, like marbles on a flat Formica countertop, as occurs commonly on the freshly waxed exterior of a car or recently cleaned windshield with new wiper blades. The more hydrophobic the material (all the way up to and including so-called “superhydrophobic” surfaces), the stronger this effect, until the water effectively floats or skims across the surface with what amounts to very low friction. Naturally occurring hydrophobic surfaces include many species of plant leaves and flower petals, as well as many types of bird feathers and the outer body parts of a variety of insects; the lotus leaf is among the most hydrophobic of naturally occurring hydrophobic surfaces. Synthetic hydrophobic surfaces include such household-name brands as Scotchgard™ treated fabric, Teflon® coated metal, or Rain-X® coated glass.

Oleophobicity is a property very comparable to hydrophobicity, but it relates to oil-repellancy, not water-repellancy. There are important technical differences, but, for practical and basic observational purposes, they are very similar.

In terms of chemistry, our platform smart surface, and the coating variations identified above that it serves as a basis for, are inorganic, formed as they are of chemically “grown” glass. The process by which they form upon application can be likened to the process, witnessed by many daily in science classrooms, labs, or at home with popular science kits, whereby quartz crystals are effectively “grown” in a solution. This is important because it results in the establishment of a uniquely firm chemical bond between the coating and the surface, far stronger than would exist through either a mechanical or light bonding (the traditional alternatives), fundamentally setting the coatings apart from most others. When coupled with the unusually thin layer they inhabit – approximately 50 millionths to 1-2 thousandths of an inch – the combination of properties leaves them notably flexible, permitting their use in connection with such items as fabrics, plastics, and pliable floor-boards, yet hard, durable, and resilient, particularly when refined with select additives.

The additives used in our various coating formulations available to customers fall into three basic categories. In the first category are color tints, which, in recent years, have seen major technology advancements in terms of durability, variety and depth of color, reflectivity, and fade-resistance. Through developing strategic relationships, we have available to us a wide range of the most advanced offerings in this regard. In the second category are additives intended to provide increased hardness and wear-resistance. Here, too, we have access to what we believe are some of the most superior materials available. In the third category is a single additive, ConShield™, an EPA approved “on-contact” mechanical microbial germ and virus so-called “quat” (industrial and commercial quaternary ammonium) killer – that works in such a way as to prohibit the mutation of microbials which can otherwise become resistant over time to chemical kill mechanisms, such as antibiotics – capable of fortifying any of our coatings with additional protection against bacteria and relatively large viruses/microbials, including, for example, Methicillin-resistant Staphylococcus Aureus (more commonly known as “MRSA), Clostridium difficile bacterial infection (more commonly known as “C-diff”), and Influenza A virus subtype H1N1 (more commonly known as “H1N1” or “Swine Flu”). By combining our coatings – which, based on their positive surface charge, already powerfully discourage the growth of many of the smaller, more common viruses which can exist between active elements of existing “on-contact” killers (such as the Norovirus, for example, a concern long plaguing the vacation cruise ship industry) – with ConShield™, available to us through an informal, strategic joint-marketing arrangement with its manufacturer, a unique, broader spectrum of microbial protection is afforded, un-matched, in the belief of the Company’s management, by any other product in anti-microbial effectiveness.

Specialty Surfacing Division

The EcoSmart specialty surfacing division produces, markets, and installs, directly and through third-party contractors, a proprietary system to treat and cover existing floors, walls, counter-tops and table-tops, providing property owners and occupants of all types with a cost-effective solution that affords a virtually limitless array of very lightweight, aesthetically desirable and high-demand decorative choices, coupled with a variety of meaningfully beneficial surface-layer properties. Through a combination of advancements in applied chemical engineering, enhanced digital imaging and printing technologies, as well as EcoSmart’s own specialty coatings, the system, marketed under the brand name EcoSmart Digital Flooring™, is able to generate a safe, rugged, durable, maintenance-friendly, and monolithic flooring alternative containing the sharp, color-rich visual imagery of virtually any desired pattern, design, photo, graphic, logo, or inlaid artwork, on the one hand, or, alternatively, carrying the textured, virtually indistinguishable appearance of natural, solid materials traditionally associated with both classic and contemporary flooring applications, such as hardwood, marbles, and granites, but at a fraction of the weight, on the other.

Developed over recent years in cooperation with Bayer Material Sciences, one of the largest resin suppliers worldwide, EcoSmart Digital Flooring system centers around a unique compound – for which a U.S. patent is currently pending – which chemically activates any unclean surface (including a floor), allowing a clear resin/polymer base floor-coating to be integrally – chemically – bonded to it. The process further encompasses the integral high-definition digital printing component, effected vis-a-vis a porous media embedded in the clear resin base floor-coating, as well as a surface preparatory agent and a topcoat drawn from products belonging to EcoSmart’s family of specialty coating formulations, all of which combine to deliver not only a visually appealing, premium quality end-product reasonably expected to meet and exceed the most demanding commercial grade standards for any indoor and/or outdoor application, but one that also features enhanced protection, stability, durability and slip-resistance.

Taken as a whole, and depending in each case on the particular starting surface involved, on the one hand, and desired end-product, on the other, the system involves either a two, three, or five step procedure, with each step corresponding to an additional layer/coating of a particular proprietary EcoSmart formulation:

Two-Step Procedure:	(1) ECT 110 – Surface Preparatory Agent
(2) ECT 210 – Encapsulating Base Coat

Three-Step Procedure:	(1) ECT 110 – Surface Preparatory Agent
(2) ECT 210 – Encapsulating Base Coat
(3) ECT 310 – Color Polyaspartic Top Coat

Five-Step Procedure:	(1) ECT 110 – Surface Preparatory Agent
(2) ECT 210 – Encapsulating Base Coat
(3) ECT Surfaces Digital Design/Image
(4) ECT 310 – Color Polyaspartic Mid Coat
(5) ECT 775 – Top Coat

A notably unique aspect of the EcoSmart Digital Flooring system is that, because of the end-result both enabled and facilitated by the underlying chemical technology, the necessity for having to remove and dispose of existing flooring and baseboards, or wall tiling, and, in many cases, to purchase replacement flooring or surfacing, is entirely eliminated. This feature is attributable to the fundamental nature of the final product made possible by the system, which, as applied, resides directly over an existing floor – be it wood, wood laminate, engineered wood flooring, ceramic tile, concrete slabs, and including formerly carpeted areas – with as little as 1/16th of an inch in additional, even surface thickness, devoid of irregularities. The resultant negation of any need for demolition and clean-up afforded by the system, and the avoidance this leads to in associated dust-up and diminution in air-quality that would otherwise follow, is not insignificant, particularly when occurring in homes or small business; it is not uncommon for such clean-up to otherwise have to include the air-handling system, and for the subject premises to have to be vacated in the meantime. A complete install utilizing the EcoSmart Digital Flooring system, by contrast, requires only minor preparation and typically takes – for a residential floor, for example – approximately two days, during which occupants can remain on the premises because there is neither dust nor other particulates, nor anything more than a minor odor, released into the immediately surrounding environment.

While an attractive option both aesthetically and economically for most any application, EcoSmart Digital Flooring presents EcoSmart with one of its most compelling, immediate-term to long-term market opportunities because it has proven particularly well-suited for those faced – increasingly through federal and state level regulatory mandates coupled with substantial monetary fines for non-compliance – with the unique and daunting challenges of having to work with legacy-laden, chemically contaminated (with, for example, asbestos, fossil fuel residues, or other potentially hazardous substances), and/or, most notably, vinyl asbestos tile (so-called “VAT”), floors and walls. This is because of the heightened importance in such situations of having to undertake the intensely regulated, administratively burdensome, highly dangerous, and very costly processes of specialized demolition, removal, and disposal of the contaminated substrates, which are inherently hazardous to human health in most cases, and often lethally carcinogenic, and the comparatively low-cost avoidance of all that made possible through use of the EcoSmart Digital Flooring system rather than abatement or other officially EPA sanctioned forms of remediation. Applying the technology, old asbestos-based tile, for example, can be chemically bonded and very effectively encapsulated for all purposes – including those arising under applicable EPA guidelines – without the need for any of the machine abrasion and otherwise highly-intensive cleaning processes traditionally associated with the handling of friable, asbestos-fibre-laden materials, and without the need for specialized and expensive hazmat materials treatment and disposal. Consisting of a highly durable coating with resultant flexibility properties such that it can tolerate elongation of up to approximately 100% once installed, the containment provided by this encapsulation is not jeopardized by potential cracking and future instability in the composition of the asbestos materials, thereby effectively eliminating the risk of future liberation and exposure of the hazardous substances.

Although there can be no assurance as to which markets will be targeted by EcoSmart over time, or in what order they may be targeted, the potential markets for the EcoSmart Digital Flooring system include owners or operators of essentially all types of premises:

●	residential properties, including all single and multi-family homes, apartments, condominiums, cooperatives
●	commercial properties, including retail spaces, office complexes and buildings, restaurants, and gas stations
●	hospitals, medical centers and research laboratories
●	private and public schools and universities
●	churches, synagogues, temples and other places of worship
●	federal, state and local government occupied buildings and properties
●	factories, storage facilities, and related industrial buildings and complexes

To date, the EcoSmart Digital Flooring system has been used with favorable results, through installations conducted by EcoSmart, in more than twelve U.S. Veteran’s Administration (VA) facilities, six Wal-Mart stores, and four Bed, Bath and Beyond retail outlets, and through installations conducted by approved distributor-contractors, an additional 150 Bed, Bath and Beyond outlets. In each of these cases, the installations principally involved restrooms, kitchens and other tiled areas.

MANUFACTURING AND FULFILLMENT

EcoSmart currently conducts all manufacturing and fulfillment operations on its own at the Company facility in Lake Park, FL. Though output capacity is only approximately 150 gallons per day currently, the Company intends to approximately double that in-house capacity in the near future, subject to having available to it the capital investment requirements. Management is additionally in the process of negotiating a higher volume, ISO-quality toll manufacturing arrangement with a reputable contract manufacturer which, once finalized, is expected to be relied upon by the Company for production of its higher sales volume products. In both cases, the manufacturing process is comprised largely of combining and blending raw materials and chemicals, including additives, in each case consistent with EcoSmart’s proprietary formulations, and bottling of final product into labeled, quart and gallon containers. In general, on-hand inventory is kept to a minimum and built up based on forecasted near-term sales.

Backlog

In general, EcoSmart does not manufacture its products against a backlog of orders and does not consider backlog to be a significant indicator of the level of future sales activity. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Accordingly, management does not believe that backlog information is material to an understanding of its overall business and should not be considered a reliable indicator of the Company’s ability to achieve any particular level of revenue or other metric of financial performance.

Product Returns Policies and Warranties

EcoSmart’s product returns policies and warranties do not differ materially as between the specialty coatings and specialty surfacing divisions. Within the divisions, however, these policies and warranties do differ materially based on the type of surface to which the product is being applied as well as the anticipated performance life of the particular product.

In general, EcoSmart maintains a consistent return policy relative to any products in relation to which there is either no associated installation or, if there is an installation involved, it is one that EcoSmart has no participation in or responsibility for (as may be the case in relation to the EcoSmart Digital Flooring system, for example, as well as the Company’s paver application specialty coating products). The policy under such circumstances requires that the subject products be returned unopened within no more than 30 days of purchase, and that all shipping charges associated with the return be borne by the customer, together with a re-stocking fee equal to 10% of the corresponding purchase price unless the return is received in the form of purchase credit. For a period of up to 10 years from purchase, a warranty is extended in such cases to customers relative to both the chemical integrity (as represented upon sale) and the performance integrity of the coatings based on the specific characteristics of the subject product and application, and the corresponding representations made by the Company in relation thereto.

In general, EcoSmart does not maintain a separate return policy in relation to specialty surfacing products sold as part of the EcoSmart Digital Flooring system, distinct from the one maintained in relation to the system taken as a whole, inclusive of the installation, except as it relates to product purchased by contract installers, in relation to which the policy is consistent with the one for EcoSmart specialty coatings. In these cases, the contract installer bears exclusive responsibility for all of the preparatory site work associated with the application (including, e.g. cleaning and insuring that the surface subject to treatment has acceptable PH readings and moisture levels). Where the installation is additionally covered and the warranty extends directly to the property owner, which is only the case when EcoSmart itself, or an EcoSmart approved contract installer, performs the application, the EcoSmart warranty extends for a number of years from the date of installation, determined in each case based on a variety of case-specific situational factors and relates to the performance integrity of the surfacing product based on the characteristics claimed by EcoSmart in relation to the EcoSmart Digital Flooring system generally. The warranty in these cases guarantees coverage of not only the cost for new product but also the associated labor for re-application in the event that that is necessary.

In connection with the sale of specialty coatings products in relation to which EcoSmart is involved in the corresponding installation (e.g. pavers), the product returns policies and warranties are similar to those that apply to sales and installations of the EcoSmart Digital Flooring system.

EcoSmart’s returns policies and product warranties relative to both divisions are general policies and warranties and are subject to change in relation to any particular sale. Further, the general policies and warranties themselves are subject to change from time to time and are likely to evolve as EcoSmart’s operations and revenues develop.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

During the years ended December 31, 2014 and 2013, we generated a significant portion of our revenues in the coatings and surfacing divisions from certain customers as follows:

		% of Total Revenues
Customer	EcoSmart Division	2014	2013
PCS Phosphate Company Inc.	Coatings	29.47%	---
Christian Convention Center	Coatings	16.99%	---
Brite Bay Solutions of North Florida	Coatings	3.66%	13.2%
A6 Inc.	Coatings	3.36%	13.7%
Casual Creations	Surfacing	---	16.5%
Promiz, LLC	Coatings	---	10.5%

For the year ended December 31, 2014, our revenues were approximately 88% attributable to sales within the specialty coatings division and approximately 12% attributable to sales within the specialty surfacing division. For the year ended December 31 2013, these revenue percentages were approximately 70% and 30%, respectively. In the future, we would anticipate that the majority of our revenues are derived from the specialty coatings division.

During the years ended December 31, 2014 and 2013, our significant product and chemical raw material purchases were as follows:

	% to Total Products
	2014	2013
Shin-Etsu Chemical	29.27%	---
VPM A1, LLC	20.25%	---
D.B. Becker Co., Inc.	18.08%	---
Univar	---	30.57%
Bayer Material Science	---	12.95%
Hauthaway	---	12.42%

We currently have no long-term written agreements with any of these suppliers. The payment terms are generally net 30 days, and we are not substantially dependent upon any one or more of them; all are easily replaceable with any locally available supplier.

RESEARCH AND DEVELOPMENT

EcoSmart’s research and development (“R&D”) has been very modest over the past several years, including prior to the Merger, due to a lack of allocable funds. The limited R&D activities that have been pursued over this period have been conducted exclusively in-house.

EcoSmart’s R&D objective is to leverage our unique, integrated, emerging science capabilities to drive revenue and margin growth. EcoSmart’s R&D initiatives are principally focused on our strategic priority of achieving a leadership position across the relatively higher margin, science-driven segments of the specialized coatings and surfaces markets in which it operates by developing and refining differentiated, advanced industrial and related coatings and surface materials. EcoSmart management believes that its specialized scientific expertise, together with its developing R&D program, combine to provide it with distinctive, competitive advantages that position it to establish broad global reach over time and deep market penetration in its market verticals.

Our EcoSmart R&D team is led by senior research and development personnel.

We continue to protect our R&D investments and assets through application of a comprehensive intellectual property strategy. See discussion under “Intellectual Property.”

REGULATION

In connection with each of our EcoSmart specialty coatings business and specialty surfacing business, we are subject to an extensive variety of stringent regulations under numerous U.S. federal, state, local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other harmful materials. These regulations have potential implications for us in terms of EcoSmart’s manufacturing operations, product handling and use by customers and agents, as well as installation processes. In this regard, we will likely have to expend substantial amounts to comply with such laws and regulations as well as establish a policy to minimize our environmental emissions. Nevertheless, legislative, regulatory and economic uncertainties (including existing and potential laws and regulations pertaining to climate change) may make it difficult for us to project future spending for these purposes and, if there is an acceleration in new regulatory requirements, we may be required to expend substantial additional funds to remain in compliance.

COMPETITION

Specialty Coatings Division

Product performance, technology, cost effectiveness, quality and technical and customer service are major competitive factors in the industrial coatings businesses. EcoSmart management is unaware of any one or more products possessing the same combination of physical properties, and that, on the whole, offers the same array of benefits, as its proprietary line of specialty smart surface coatings. There can be no assurance, however, that there not products under development or already in existence and in the early stages of market introduction of which management is not yet aware. The market for industrial and product performance coatings is extremely large, broad in scope, and consists of many different segments and sub-segments, each of which involves a range of product applications. It is also increasingly characterized by rapidly evolving technology. Precisely because of the wide array of beneficial properties they possess, and notwithstanding the U.S. patent held by us on our platform smart surface technology, the specialty coatings produced and distributed by EcoSmart should be viewed as competing with other coatings products across a wide variety of the various existing market segments and sub-segments. Hydrophobic and antimicrobial coatings, for example, are each segments in which numerous companies are aggressively competing with one another worldwide, both in terms of technology and market share, but that, combined, represent only a minor portion of the aggregate competition that EcoSmart should be viewed as meaningfully confronting.

The competition faced by EcoSmart in relation to its proprietary line of specialty smart surface coatings includes both public and private organizations and collaborations among academic institutions and large companies, both domestic and foreign, most of which have significantly greater experience and financial resources than EcoSmart. Management expects that EcoSmart’s most significant competitors in its specialty coatings business will tend to be larger, more established companies, including many major multinational corporations such as Akzo Nobel N.V., PPG Industries, Inc., Axalta Coating Systems, BASF Corporation, and Valspar Corporation. In general, these companies are all developing products that, at some level or in one or more ways, compete with those of EcoSmart and, in addition to many existing issued and pending patents, they have significantly greater capital and other resources available to them for research and development, testing, seeking and obtaining any required regulatory approvals, marketing and distribution. In addition, many smaller coatings and related nanotechnology companies have formed strategic alliances or collaborative arrangements, partnerships, and other types of joint ventures with larger, well-established industry competitors that afford these companies’ potential research and development and commercialization advantages, and may be aided in becoming significant competitors through rapid evolution of new technologies. Academic institutions, governmental agencies, and other public and private dedicated research organizations are also financing and conducting research and development activities that could result in the introduction of products directly competitive to those of EcoSmart.

Specialty Surfacing Division

EcoSmart management is unaware of any one or more products possessing the same combination of physical properties, and that, on the whole, offers the same array of benefits, as the EcoSmart Digital Flooring system. There can be no assurance, however, that there not products under development or already in existence and in the early stages of market introduction of which management is not yet aware. The market for comparable floor, wall, tabletop and countertop surfacing products and systems is extremely large, broad in scope, and consists of many different participants. It is also increasingly characterized by rapidly evolving technology. Notwithstanding the unique attributes of the EcoSmart Digital Flooring system, or the U.S. patent-pending on it, it should be viewed as competing with all other products in the market vying for differentiation and customers.

The competition faced by EcoSmart in relation to the EcoSmart Digital Flooring system includes both public and private organizations and collaborations among academic institutions and large companies, both domestic and foreign, most of which have significantly greater experience and financial resources than EcoSmart. Management expects that EcoSmart’s most significant competitors in its specialty surfacing business will tend to be larger, more established companies, including many major multinational corporations such as Akzo Nobel N.V., PPG Industries, Inc., Axalta Coating Systems, BASF Corporation, Valspar Corporation, Dupont, and Sherwin-Williams. In general, these companies are all developing products that, at some level or in one or more ways, compete with those of EcoSmart and, in addition to many existing issued and pending patents, they have significantly greater capital and other resources available to them for research and development, testing, seeking and obtaining any required regulatory approvals, marketing and distribution. In addition, many smaller surfacing product/system companies have formed strategic alliances or collaborative arrangements, partnerships, and other types of joint ventures with larger, well-established industry competitors that afford these companies’ potential research and development and commercialization advantages, and may be aided in becoming significant competitors through rapid evolution of new technologies. Academic institutions, governmental agencies, and other public and private dedicated research organizations are also financing and conducting research and development activities that could result in the introduction of products and systems directly competitive to those of EcoSmart.

INTELLECTUAL PROPERTY

Patents and Licenses

The competitive environment in which EcoSmart operates is largely driven by technology, proprietary or otherwise. In general, companies in this environment seek to develop competitive advantages – both offensive and defensive –through the obtaining and maintaining of relevant patents relating to their respective technological advancements. As a science and technology based company, EcoSmart believes that securing intellectual property is an important part of protecting its research, and that, in particular, patent, as well as related trade secret – protection, is critical for the new specialty coatings and surfacing technologies it develops, as well as any products and processes derived through them.

By way of assignment, EcoSmart currently holds one United States patent relating to our smart surface specialty coatings technology and one United States patent pending relating to our EcoSmart Digital Flooring system:

Title	Awarded	Pending	Expiration
Method of Treating Surfaces For Self-Sterilization and Microbial Growth Resistance	X		2025
Decorative Monolithic, Functionally Bonded Composite Surface Overlayment System and Application Process		X

Over time, EcoSmart intends to apply for additional patents relating to advancements it achieves through its research and development initiatives. There can be no assurance however, that any of the patents currently held, or any obtained in the future, will prove adequate to protect its technologies or that it will have sufficient financial and resources to keep others from infringing the exclusive rights it possesses in relation to its technologies. The fields in which EcoSmart operates have been characterized by significant efforts by competitors to establish dominant or blocking patent rights to gain a competitive advantage, and by considerable differences of opinion as to the value and legal legitimacy of competitors’ purported patent rights and the technologies they actually utilize in their businesses.

Because we may license our technology and products in foreign markets, we may also seek foreign patent protection for some specific patents. With respect to foreign patents, the patent laws of other countries may differ significantly from those of the United States as to the patentability of our products or technology.

It is possible that competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for, or may in the future apply for and obtain, patents, which will have an adverse impact on our ability to make and sell our products. There can also be no assurance that competitors will not infringe on our patents or will not claim that we are infringing on their patents. Defense and prosecution of patent infringement suits, even if successful, are both costly and time consuming. An adverse outcome in the defense of a patent infringement suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or potentially even require us to cease our operations.

Certain aspects of EcoSmart’s know-how and technology are not patentable, or, for strategic reasons, are best protected in the determination of management by leaving them unpatented. In this regard, trade secrets play an important part in the Company’s intellectual property strategy, and EcoSmart vigilantly seeks to protect them. To protect our proprietary position in trade secrets, we require all employees, consultants, advisors and collaborators with access to our technology to enter into confidentiality and invention ownership agreements with us. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, competitors who independently develop substantially equivalent technology, or otherwise acquire it, may adversely impact our business. If and when we discover that any trade secrets have been misappropriated, it is expected that we will, unless we otherwise determine for strategic or similar reasons, report the matter to governmental authorities for investigation and potential criminal action, as appropriate. In addition, and to the extent that we have the available financial resources, we intend to take all reasonably required measures in an effort to mitigate any potential adverse economic impact, which may include civil actions seeking redress, restitution and/or damages based on loss to the Company and/or unjust enrichment.

EcoSmart owns the rights to two unique registered trademarks for its proprietary digital flooring system. One of these is for the name “EcoSmart Digital Flooring” system itself, and the other is for a name the use of which the Company has abandoned and has no present intention of using or otherwise benefitting from in the future. The Company is in the process of evaluating its options in connection with the registering of other trademarks, both for its specialty coatings business and its specialty surfacing business, and this process is expected to be ongoing. Unlike patent rights, ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected.

EMPLOYEES

As of April 15, 2015, we had six full-time and one part-time employees/contractors. One full-time employee/contractor is part of the senior-level executive team, two full-time employees/contractors and one part-time employee/contractor are part of the product research and development and business development team, one full-time employee/contractor is part of the marketing, customer service and sales team, one full-time employee/contractor is part of the manufacturing team, and one full-time employee/contractor is part of the financial management and administration team.

We rely heavily on our current officers and directors in operating the business. We are not subject to any collective bargaining agreements and believe that our relationships with our employees/contractors are good.

ITEM 1A. RISK FACTORS.

Several of the matters discussed in this annual report on Form 10-K for the fiscal year ended December 31, 2014 contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this annual report, readers should carefully consider the following cautionary statements and risk factors.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

GENERAL BUSINESS RISKS

We are operating at a substantial working capital deficit and our liquidity and capital resources are very limited.

For the year ended December 31, 2014, we generated only $176,567 in total revenue while incurring $1,203,924 in combined sales, marketing, general and administrative expenses. This represents a substantial working capital deficit that is severely constraining our ability to operate, both near-term and long-term. Our ability to fund working capital, as well as anticipated capital expenditures, will depend on our future performance, which is subject to general economic conditions, our customers, actions of our competitors and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon (i) the extent and availability of bank and other credit facilities, (ii) our ability to access external sources of financing, and (iii) our ability to effectively manage our expenses in relation to revenues. Although we believe that our existing working capital, together with cash flow from operations, will be adequate to meet our minimum anticipated liquidity requirements over the next twelve months, given our initiative toward rapid revenue growth and due to our need to service certain long-term liabilities, it is likely to become necessary for us to raise additional capital to support growth and/or otherwise finance potential acquisitions. Furthermore, there can be no assurance that our operations or access to external sources of financing will continue to provide resources sufficient to satisfy our liabilities arising in the ordinary course of business, and while it may be possible to borrow funds as required, any such additional capital is likely to require that we sell and issue additional equity and/or convertible securities, including shares issuable upon exercise of currently outstanding warrants, any of which issuances would have a dilutive effect on holdings of existing shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

There is uncertainty as to our ability to continue as a going concern.

Our audited financial statements for the period ending December 31, 2014, including the footnotes thereto, call into question our ability to continue as a going concern. This conclusion was drawn from the fact that, as of the date of those financial statements, we had a negative current ratio and total liabilities in excess of total assets. Those factors, as well as questions surrounding our ability to secure additional financing for continued operations, have resulted in uncertainty regarding our ability to continue as a going concern. See Note 2 in the Notes to the Consolidated Financial Statements for the year ended December 31, 2014.

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

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and adversely affect our business.

At April 15, 2015 we had $89,077 in cash and cash equivalents. As a result of the Merger, we need to raise substantial additional capital during fiscal year 2015 and beyond, through equity and debt financing, for the following:

●	insuring the integrity of, and/or continuing to develop, our technologies, products, and related systems;
●	commercially exploiting our technologies, products, and related systems;
●	aggressively preparing, filing, prosecuting, maintaining and enforcing potential patent and/or other intellectual property claims;
●	establishing manufacturing capabilities for commercial quantities of our products;
●	fully developing and exploiting sales, marketing, and distribution channels for our products ;
●	maintaining and meeting our general and administrative expenses at required levels, including the hiring and training of personnel, and the securing of outside technical and other consultants;
●	developing and expanding our operations and business infrastructure;
●	responding to competitive pressures;
●	making strategic acquisitions of complementary technologies and/or product lines; or
●	meeting unanticipated capital requirements.

We cannot provide any assurance that any such financing, be it through strategic collaborations, public or private equity financings or other financing sources, will be available to us as and when required, either on acceptable terms or at all. To the extent that financing is only available through the sale of equity or convertible securities, or that a determination is made by management that the sale of equity or convertible securities is otherwise in the best interests of the Company, any such financing could and likely would result in significant dilution to our existing stockholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or product lines, any of which could have a material adverse effect on our financial condition or business prospects.

Our accumulated deficit makes it harder for us to borrow funds.

As of December 31, 2014, and as a result of historical losses in prior years, our accumulated deficit was $2,987,960. The fact that we maintain an accumulated deficit, as well as the extent of our accumulated deficit relative to recent earnings, negatively affects our ability to borrow funds because lenders generally view an accumulated deficit as a negative factor in evaluating creditworthiness. Any inability on our part to borrow funds if and when required, or any reduction in the favorability of the terms upon which we are able to borrow funds if and when required, including amount, applicable interest rate and collateralization, would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

If we are required to repay our outstanding debt as and when required, we may not be able to without either depleting our working capital or raising additional funds, and any failure on our part to repay such debt could result in legal action against us, which could require the sale of material assets, including our smart surface patent, or potentially even a liquidation of the Company.

The Merger and certain related matters stemming therefrom have resulted in our having assumed, and now carrying, an aggregate of $489,000 in principal face amount of debt on our balance sheet as of the date of this annual report on Form 10-K. In accordance with its terms, and as modified as recently as March 2, 2015, $300,000 of such principal face amount of debt is required to be serviced with quarterly interest payments (calculated on the basis of a 10% annual percentage rate), and then to be repaid in full by August 1, 2015, while another $239,000 of such principal face amount of debt, in accordance with its stated terms, carries no interest and has no maturity date. In the event that we are required to repay such amount at such time, in whole or in part, the funds available to us for this purpose would have to come from either working capital or funds on hand in excess of working capital at that time. No assurance can be provided, however, that any such required funds would be available to us for this purpose. If funds are not available to us for this purpose, we would likely need to undertake a financing transaction of some kind. No assurance can be provided, however, that we would be able to complete any such financing between the date hereof and the maturity date of the principal debt we owe, or that, if we are able, that it would be on the basis of terms that are not unfavorable to us. Among other reasons, this is true because investors in early-stage technology companies such as ours generally look disfavorably on the allocation of funds invested by them towards the repayment of debt to third parties as opposed to growing the business. In the event that we are required to repay the principal, in whole or in part, upon maturity, and we have insufficient funds to meet and satisfy the obligation, legal action is likely to be taken against us, which could lead to our having to sell material assets, including our smart surface technology patent, or potentially even a liquidation of the Company.

RISKS ASSOCIATED WITH THE BUSINESS AND INDUSTRY OF ECOSMART

Our primary business segment is early-stage with highly speculative prospects.

Although, to date, the business that is EcoSmart has had certain operations and revenues, it has been slow to develop and, taken as a whole, insubstantial, and it thus remains an early-stage enterprise insofar as (i) it is expecting to devote substantially all of its efforts to commercializing its coatings and materials technologies, products, and related systems, and (ii) its planned principal operations associated with such new business are only currently getting underway. Accordingly, since the Merger, our primary business segment is now characterized by largely unproven, new-to-the-market technologies and related systems, and subject to some or all of the attendant risks and uncertainties associated with early-stage technology companies more generally, including without limitation:

●	failures in technologies and systems performance and reliability;
●	unanticipated costs in getting technologies and systems commercialized;
●	high costs of ongoing research and development;
●	technologies and systems obsolescence;
●	business model non-feasibility;
●	inability to manufacture or obtain from third party manufacturers sufficient quantities of product at an acceptable quality level and at an acceptable cost to meet market demand
●	inability to establish potential markets;
●	unanticipated costs in establishing potential markets;
●	inability to adequately protect intellectual property;
●	potential infringement on the intellectual property rights of others;
●	intense market competition from other technologies and systems;
●	competition for employee talent; and
●	inability to manage rapid growth.

The market for industrial coatings and floor and wall surfacing products is highly competitive.

Product performance, technology, cost-effectiveness, quality and technical and customer service are major competitive factors in the industrial coatings business. We are unaware of any one or more products possessing the same combination of physical properties, and that, on the whole, offers the same array of benefits, as our proprietary line of specialty smart surface coatings. There can be no assurance, however, that there not products under development by others, or already in existence and in the early stages of market introduction, of which our management is not yet aware. The market for industrial and product performance coatings is extremely large, broad in scope, and consists of many different segments and sub-segments, each of which involves a range of product applications. It is also increasingly characterized by rapidly evolving technology. Precisely because of the wide array of beneficial properties they possess, and notwithstanding the U.S. patent held by us on our platform smart surface technology, the specialty coatings produced and distributed by EcoSmart should be viewed as competing with other coatings products across a wide variety of the various existing market segments and sub-segments. Hydrophobic and antimicrobial coatings, for example, are each segments in which numerous companies are aggressively competing with one another worldwide, both in terms of technology and market share, but that, combined, represent only a minor portion of the aggregate competition that we should be viewed as meaningfully confronting in relation to our EcoSmart business.

The competition faced by us in relation to its proprietary line of specialty smart surface coatings includes both public and private organizations and collaborations among academic institutions and large companies, both domestic and foreign, most of which have significantly greater experience and financial resources than us. Management expects that our most significant competitors in its specialty coatings business will tend to be larger, more established companies, including many major multinational corporations such as Akzo Nobel N.V., PPG Industries, Inc., Axalta Coating Systems, BASF Corporation, and Valspar Corporation. In general, these companies are all developing products that, at some level or in one or more ways, compete with those of EcoSmart and, in addition to many existing issued and pending patents, they have significantly greater capital and other resources available to them for research and development, testing, seeking and obtaining any required regulatory approvals, marketing and distribution. In addition, many smaller coatings and related nanotechnology and materials companies have formed strategic alliances or collaborative arrangements, partnerships, and other types of joint ventures with larger, well-established industry competitors that afford these companies’ potential research and development and commercialization advantages, and may be aided in becoming significant competitors through rapid evolution of new technologies. Academic institutions, governmental agencies, and other public and private dedicated research organizations are also financing and conducting research and development activities that could result in the introduction of products directly competitive to those of ours.

Our management is unaware of any one or more products possessing the same combination of physical properties, and that, on the whole, offers the same array of benefits, as the EcoSmart Digital Flooring system. There can be no assurance, however, that there not products under development by others, or already in existence and in the early stages of market introduction, of which management is not yet aware. The market for comparable floor, wall, tabletop and countertop surfacing products and systems is extremely large, broad in scope, and consists of many different participants. It is also increasingly characterized by rapidly evolving technology. Notwithstanding the unique attributes of the EcoSmart Digital Flooring system, or the U.S. patent-pending on it, it should be viewed as competing with all other products in the market vying for differentiation and customers.

The competition faced by us in relation to the EcoSmart Digital Flooring system includes both public and private organizations and collaborations among academic institutions and large companies, both domestic and foreign, most of which have significantly greater experience and financial resources than EcoSmart. Management expects that our most significant competitors in its specialty surfacing business will tend to be larger, more established companies, including many major multinational corporations such as Akzo Nobel N.V., PPG Industries, Inc., Axalta Coating Systems, BASF Corporation, Valspar Corporation, DuPont, and Sherwin-Williams. In general, these companies are all developing products that, at some level or in one or more ways, compete with those of EcoSmart and, in addition to many existing issued and pending patents, they have significantly greater capital and other resources available to them for research and development, testing, seeking and obtaining any required regulatory approvals, marketing and distribution. In addition, many smaller surfacing product/system companies have formed strategic alliances or collaborative arrangements, partnerships, and other types of joint ventures with larger, well-established industry competitors that afford these companies’ potential research and development and commercialization advantages, and may be aided in becoming significant competitors through rapid evolution of new technologies. Academic institutions, governmental agencies, and other public and private dedicated research organizations are also financing and conducting research and development activities that could result in the introduction of products and systems directly competitive to those of ours.

Our primary business segment is based on a technology with very limited testing, minimal independent verification, and no prior commercial history.

Although certain limited testing results conducted by independent laboratories and prospective customers in relation to some of the potential applications for our EcoSmart specialty smart surface coatings technology have provided positive indications of its reliably yielding performance results consistent with internal management expectations, to date, such technologies have not been extensively tested or independently evaluated and assessed in a comprehensive way, and have only very recently developed any prior commercial history. Although we have no reason to suspect that the technologies will not ultimately meet reliability, efficiency, or other performance targets, and that their efficacy will exceed minimally acceptable qualitative standards given benchmark economic objectives, there can be no assurance of this result. If our EcoSmart specialty smart surface coatings technology fails to consistently perform at levels that enable cost-effective solutions for customers, or fails to do so without undesirable environmental consequences, or we are unable to effectively manage the implementation of the technology despite its otherwise satisfactory performance capabilities, it would likely have a material adverse effect on our financial condition and prospects.

Our primary business segment products may not be accepted in the marketplace.

The degree of market acceptance of our EcoSmart products which, going forward, are expected to comprise our primary product lines, will depend on many factors. We cannot predict or guarantee that targeted customers will accept or utilize any of our EcoSmart products. Failure to achieve market acceptance would limit our ability to generate revenue and would have a material adverse effect on our business. In addition, if any of our products achieve market acceptance, we may not be able to maintain that market acceptance over time if competing products or technologies are introduced that are received more favorably or are more cost-effective.

New products markets take time to develop and many of the applications markets for our smart surface specialty coatings should be viewed as separate, new market opportunities.

Commercialization of new technology products often has a very long lead-time and a multiplicity of risks. The confluence of materials engineering and nanotechnology is in its very early stages and acceptance and demand for products in this developing area can often be a long, evolutionary process. In general, new products markets – even those surrounding innovative, revolutionary, and so-called ‘break-through’ or ‘game-changing’ technologies – develop gradually over time; despite advancements offering meaningful benefits, they tend to be resistant to change and slow to adapt, evolve, and keep pace with the rate of those advancements. Many of the applications markets potentially served by our EcoSmart smart surface specialty coatings are new – either brand new or recently emerging – and should thus be viewed as likely to take significant time to develop. Moreover, each should be viewed individually, separate and distinct from all others in terms of development life. If one or more of these applications markets takes longer to develop than we expect, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, and it may be reflected in a downward adjustment at some point in our publicly quoted stock price.

We may make strategic determinations to allocate capital towards the pursuit of particular applications markets that turn out to be less receptive to our products, or more difficult to penetrate, than expected.

We perceive our smart surface technology as having a wide array of potential product applications, spanning across numerous industrial, consumer, and household segments. As we grow our EcoSmart business, we will thus be faced with the challenges – as we are currently – of having to select certain of these potential product applications markets over others for purposes of focusing our human and financial resources because those resources are necessarily limited and would be less apt to bring about meaningfully positive results if allocated across too many separate market initiatives concurrently. The considerations involved in making these determinations are complex and involve many factors, including the following:

●	the relative size, age and projected growth trend of the subject market,
●	experience, observational/anecdotal intelligence, and lab and field testing results previously obtained in relation to the application;
●	the relative strength of the value proposition to prospective customers;
●	the comparative time-to-market;
●	the comparative cost-to-market coupled with existing industry relationships and available resources;
●	the relative geographic accessibility of the market;
●	the seasonality of the market, if any;
●	the relative barriers-to-entry within the market;
●	the relative, projected length of the particular sales cycle;
●	the projected gross profit margins;
●	both the presence within the subject market, together with the relative quality, of competitive products; and
●	the relative size and strength of the individual competitors.

While management will exercise its best judgment in making these determinations, there can be no assurance that the determinations it makes in this regard will turn out to have been the most productive or otherwise best ones for the Company all things considered. Some of the potential applications markets will inevitably be more receptive to our products than others due to the inherent vagaries of product markets generally, and it may turn out that strategic determinations we make along the way to forego the pursuit of certain applications markets in the immediate- and near-term in favor of pursuing others that our management expects to be comparatively more promising or susceptible to penetration by us in that timeframe are proven incorrect. If this should occur, it would be an indication that, despite our intentions and prudence in assessing future demand, we had not allocated our capital as effectively as we might otherwise had done, and this could have a material adverse effect on our returns on capital and/or be reflected in a downward adjustment in our publicly quoted stock price.

For strategic reasons, we may pursue more applications markets for our smart surface specialty coatings products in the near-term and concurrently than we can most effectively penetrate given our available resources.

As noted in the risk factor immediately above, given the notably wide array of industrial and consumer products that we perceive our smart surface specialty coatings technology as potentially benefitting, we are faced with important decisions as to which of these applications markets to pursue in each of the immediate-, near- and long-term. As also noted in the risk factor immediately above, the considerations involved in making these determinations are complex and involve many factors. While management seeks to exercise sound judgment in making these determinations, there can be no assurance that, in hindsight, the determinations it makes in this regard will turn out to have been the most productive or otherwise best ones for the Company. For purposes of achieving a degree of so-called ‘first-mover advantage,’ for example, we may pursue some markets in the immediate- or near-term that we might otherwise wait to pursue until sometime in the future when we are better equipped to do so effectively. Further, some applications markets may be targeted by management to be pursued in the immediate- or near-term because of their perceived likelihood, whether accurate or inaccurate, to generate revenues sooner than others, even though such others are expected to be larger in the aggregate and/or to offer higher gross margin opportunities. If the strategic determinations that management makes in this regard prove after the fact not to have been the most productive or otherwise best ones for the Company, it will have an adverse effect on our ability to grow revenues relative to the forecasts and expectations developed in the meantime by some, as well as on our prospects more generally, and it may be reflected in a downward adjustment at some point in our stock price.

Our smart surface technology may turn out to be less effective for one or more applications than we expect.

Our current view of the potential applications markets for our smart surface specialty coatings is intentionally broad and far-reaching, spanning numerous potential industrial, consumer, and household segments in relation to which we believe our technology may provide a range of meaningful benefits. To date, however, and with only limited exception, we have not commissioned or otherwise undertaken or obtained any comprehensive market study in respect of any one or more of these applications markets. Whether before or after we undertake any such market study, it may turn out to be the case that our coatings are not as effective for any one or more of these applications as we have preliminarily concluded and pursued accordingly, and that we may make a subsequent determination at some point to abandon any continued pursuit of the corresponding markets for this reason. If this should occur, it will have an adverse effect on our ability to grow revenues relative to the forecasts and expectations developed in the meantime by some, as well as on our prospects more generally, and it may be reflected in a downward adjustment at some point in our stock price.

It is conceivable that the coatings products of others – including those having fewer attributes than ours that could reasonably be expected to make them attractive to manufacturers and customers – will be adopted more broadly than ours within one or more applications markets.

Most of the applications markets potentially served by our EcoSmart smart surface specialty coatings are perceived by our management to present substantial, attractive economic opportunities for us because of the unique array of benefits the coatings are expected to be able to provide. With many different companies in the industrial coatings market all vying for market share, ranging from small and specialized, on the one hand, to large and diversified, on the other, and each selling products with coatings that offer many of the same benefits as ours, however, there can be no assurance that the coatings products marketed by others will not become the preferred choice among manufacturers of end products and/or customers over time with respect to any one or more individual applications markets category. For many different reasons the particular combination of which is not consistent in each case, category leaders are not always necessarily the most effective products in a given market segment. Well-established brand recognition, industry ‘marketing muscle,’ and credibility, for example, and especially when coupled with relative financial strength, can often be more important than technological superiority in a head-to-head market competition. If it turns out that one or more other companies are able to achieve a dominant market position in any one or more applications markets potentially served by our EcoSmart smart surface specialty coatings, and whether on the basis of broad market strength or otherwise, it will have an adverse effect on our ability to grow revenues, as well as on our prospects more generally, and it may be reflected in a downward adjustment at some point in our publicly quoted stock price.

Either individually or collectively, and without infringing on our smart surface patent or other proprietary rights, one or more technologies owned by others may be able to effect the same or similar results as our own.

We believe that our smart surface proprietary technology affords us a competitive advantage in a wide variety of product applications markets that we are either currently pursuing or intend to fully evaluate as potential targets in the future. There can be no assurance, however, that other technologies, whether existing or developed in the future, and whether individually or combined with others, will not be able to effect the same or similar results as our own, thereby potentially neutralizing whatever unique market advantage we had theretofore believed we possessed. This could potentially occur, moreover, without any infringement on the part of others as it relates to our smart surface technology patent or our other, related proprietary intellectual property rights. It is not at all uncommon for meaningfully different technologies – each protectable in their own right – to produce the same or a very similar result, albeit through an alternate means. If any such other technologies are determined to exist, or are developed in the future, that effect the same or a similar result as our own, and particularly if they can do so at a reduced cost, it would likely have a material adverse effect on our financial condition, results of operation, and prospects.

Our smart surface coatings technology is, or will become, a component within end-products marketed and sold by others for the most part, and the success of our coatings products is, accordingly, dependent on the success of such end-products.

The need for effective solutions-based coatings such as those featuring our smart surface technology will depend upon industrial and commercial needs going forward and the related demand for such products as components. The success of our smart surface specialty coatings products will thus depend largely upon the continuing need for the end-user products into which they become incorporated, and the market demand this engenders. If a significant percentage of the products into which our smart surface specialty coatings products are incorporated are not embraced by end-users, it would likely have a material adverse effect on our financial condition, results of operation, and prospects.

We depend on strategic relationships with commercial and industrial collaborators to help us develop and test our products, and our ability to develop and commercialize products may be impaired or delayed if collaborations are unsuccessful.

Our strategy for the development, testing and commercialization of our proposed products requires that we enter into collaborations with actual and potential corporate partners, licensors, licensees and others. Wherever possible, and in order to benefit from their resources and abilities, we are seeking collaborators in this regard with established lines of business and greater financial resources than our own. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities as well as the continued cooperation and interest. Under agreements with collaborators, we may rely significantly on such collaborators to, among other things, (i) fund research, development and testing activities either with or for us, and (ii) market with us any commercial products that result from our collaborations. Our collaborators, however, may not cooperate with us or perform their obligations under our agreements with them. Moreover, we cannot control the amount and timing of our collaborators’ resources that will be devoted to our research, development and testing activities related to our collaborative agreements with them. Such collaborators may not place the same degree of relative importance that we do on product lines that rely on our products to meet benchmark performance standards because the success or failure of such product lines is not as material to their business, taken as a whole, as it is to ours. If our collaborators fail to cooperate with us as desired, devote the requisite resources to our joint initiatives, or meet their obligations under agreements we establish, or if they choose for any reason to pursue existing or alternative technologies in preference to those being developed in collaboration with us, it would likely have a material adverse effect on our financial condition, results of operations and prospects.

Our reliance on the activities of our non-employee consultants, research institutions, and scientific contractors, whose activities are not wholly within our control, may lead to delays in development of our proposed products.

We rely extensively upon and have relationships with outside consultants and contract research organizations having specialized skills to conduct research and to help develop and test our EcoSmart products. The consultants and contract research organizations we engage provide us critical skills and resources that we do not internally possess. These consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these consultants and, except as otherwise required by our collaboration and consulting agreements to the extent they exist, can expect only limited amounts of their time to be dedicated to our activities. These research facilities may have commitments to other commercial and non-commercial entities. We have limited control over the operations of these collaborators and can expect only limited amounts of time to be dedicated to our research and product development goals.

We have limited resources to manage development activities, and because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict the extent of our future losses or when or if we will become profitable.

Our limited resources in conducting and managing development activities might prevent us from successfully developing or exploiting potential markets for our existing products. If we do not succeed in conducting and managing our development activities, we may not be able to commercialize our products, or may encounter significant delays in doing so, either of which is likely to materially harm our business. Our ability to generate revenues from any of our EcoSmart products, moreover, will depend on a number of factors, including our ability to successfully complete and implement our commercialization strategy. Our failure to successfully commercialize our products or to become and remain profitable would likely depress the market price of our Common Stock and impair our ability to raise capital, expand our business, diversify our product offerings and continue our operations.

Our ability to commercially develop our EcoSmart technologies will be dictated in, large part, by forces outside our control which cannot be predicted, including, but not limited to, general economic conditions. Other such forces include the success of our research and field testing, the availability of collaborative partners to finance our work in pursuing applications markets for our smart surface technologies or other developments in the field which, due to efficiencies or technological breakthroughs may render one or more areas of commercialization more attractive, obsolete or competitively unattractive. It is possible that one or more areas of commercialization will not be pursued at all if a collaborative partner or entity willing to fund research and development cannot be located. Our decisions regarding the ultimate products we pursue could have a significant adverse effect on our ability to earn revenue if we misinterpret trends, underestimate development costs and/or pursue technologies, products, or applications markets that turn out to have lesser market appeal and demand than expected. Any of these factors either alone or in concert could materially harm our ability to earn revenues or could result in a loss of any investment in us.

If we are unable to keep up with rapid technological changes in our primary business segment field, we will be unable to effectively compete.

Our primary business segment is engaged in activities in the organic and inorganic chemistry, materials engineering, and nanotechnology fields, which are generally characterized by extensive research efforts and rapid technological progress. Materials engineering and the manipulation of materials of nano sizes and dimensions is a very new science and the creation of new products is dependent upon new and different properties of such materials created that will result in many uncertain applications and rapid change. The evolution of nanotechnology as a new science adds greater uncertainty to new applications and new and improved product introductions is unpredictable.  If we fail to anticipate or respond adequately to scientific or technological advancements developments, our ability to operate profitably could suffer. We cannot assure you that research and discoveries by other companies will not render our technologies or potential products or services uneconomical or result in products superior to those we develop or that any technologies, applications, or products we develop will be preferred to any existing or newly-developed technologies, applications, or products.

Our EcoSmart business has historically depended on a disproportionate percentage of its revenues being attributable to only a few customers.

Although our marketing and sales focus has been evolving rapidly, and aggregate revenues have been insubstantial, during the year ended December 31, 2013, and the year ended December 31, 2014, and as reflected in the table below, our EcoSmart business generated a significant portion of its revenues from a select few customers.

		% of Total Revenues
Customer	EcoSmart Division	2014	2013
PCS Phosphate Company Inc.	Coatings	29.47%	---
Christian Convention Center	Coatings	16.99%	---
Brite Bay Solutions of North Florida	Coatings	3.66%	13.2%
A6 Inc.	Coatings	3.36%	13.7%
Casual Creations	Surfacing	---	16.5%
Promiz, LLC	Coatings	---	10.5%

In general, any concentration of customer base for a business creates a risk that the continuity of the business is more dependent on such customer or customers than is desirable and that the loss of that customer or customers for any reason would have a material adverse effect on the business. Although management believes that the planned direction of our EcoSmart business going forward will result in an expanded and more diverse customer base over time, and a discontinuance of this trend in reliance on only a few customers, there can be no assurance that we will be successful in achieving this targeted objective and any failure in this regard would likely have a material adverse effect on our financial condition and prospects.

The business model and strategies surrounding our primary business segment may have to change from time to time in the pursuit of profitability.

Since the Merger, our primary business segment has been one in an early stage of development. Despite the fact that our proposed business strategies incorporate our senior management’s current best analysis of potential markets, opportunities and difficulties that face us, no assurance can be given that the underlying assumptions upon which these decisions are based will accurately reflect current trends in our industry or our prospective customers’ reaction to our products and services, or that such products or services will be embraced, or even accepted, by the market. Our business model and strategies may and likely will change substantially from time to time as our management reassesses its opportunities from time to time and reallocates Company resources, and any such model and/or strategies may be changed or abandoned at any point in the process. If we are unable to develop or implement any such model or strategies through our technologies and related systems, we may never achieve profitability. And even if we do achieve profitability, we can predict neither its level nor its sustainability.

The business model to be applied in our primary business segment may be highly capital intensive.

Our definitive business model for the future as it relates to our primary business, EcoSmart, is currently subject to further research, development and change. As a result, there can be no assurance as to what the business model of our primary business segment will ultimately be. While there is a possibility that we will ultimately determine to focus our EcoSmart strategy exclusively on the exploitation of our technology through a model that contemplates its involvement and risk solely to the extent of its exploitation of licensing opportunities to third parties, in the meantime, and quite possibly as a long-term plan, we are manufacturing and marketing our own products to customers both directly and through distribution channels. Some contemplated business models in this regard, including those that involve any manufacturing and stocking of product, are considerably more capital intensive than others. Accordingly, there can be no assurance as to the degree of capital intensity of our business model. Although it may be possible to rely to a significant extent on debt financing over time, substantial debt financing is unlikely to be a realistic option in the near-term and a high degree of capital intensity could lead to the need to raise additional equity financing, thereby resulting in dilution to the interests of existing stockholders.

The patent we hold on our EcoSmart platform coatings smart surface technology expires in approximately 10 years.

We currently own only a single patent, which is a United States patent and relates to our platform smart surface coating technology. Once filed, patents in the United States provide exclusive rights for a period of only 20 years, not indefinitely. As a result, and because the patent was filed in 2005, whatever exclusive rights we have in this flagship proprietary technology, including all associated licensing rights, will only benefit us, at most, for another approximately 10 years. Once it comes off patent, the resulting loss of our exclusive rights could have a material adverse effect on our gross profit margins and/or our ability to generate or sustain revenues.

We may not be able to protect our proprietary technology, which could harm our ability to become profitable.

We believe that our intellectual property with respect to our specialty smart surface coatings and EcoSmart Digital Flooring system is critical to our future success. Patent and trade secret protection is critical, more generally, for the our technologies, as well as the products and processes derived through them. The fields in which we operate have been characterized by significant efforts by competitors to establish dominant or blocking patent rights to gain a competitive advantage, and by considerable differences of opinion as to the value and legal legitimacy of competitors’ purported patent rights and the technologies they actually utilize in their businesses. Our success will depend, to a substantial degree, on our ability to obtain and enforce patent protection for our products, preserve any trade secrets and operate without infringing the proprietary rights of others. We cannot assure you that:

●	we will succeed in obtaining any patents in a timely manner or at all, or that the breadth or degree of protection of any such patents will protect our interests;
●	the use of our technology will not infringe on the proprietary rights of others;
●	patent applications relating to our potential products or technologies will result in the issuance of any patents or that, if issued, such patents will afford adequate protection to us or not be challenged, invalidated or infringed;
●	patents will not issue to other parties, which may be infringed by our potential products or technologies; or
●	we will continue to have the financial resources necessary to prosecute our existing patent applications, pay maintenance fees on patents and patent applications, or file patent applications on new inventions.

Efforts to patent critical technologies in our primary business segment may not be successful.

New patent activity from other companies could affect and alter the ability to obtain and/or license what we believe to be our own patentable intellectual property. Additionally, the possibility exists that our efforts could infringe on the proprietary rights of third parties. Competitive patent activity is always a risk, and U.S. patent applications are unpublished for at least one year. Although we intend to reasonably protect our rights with respect to what we believe to be our intellectual property, there can be no assurance that such initiatives will be successful or that, in any event, such initiatives would not divert management’s attention away from operational matters and indirectly result in adverse consequences to our financial condition and results of operation.

Certain aspects of our primary business segment technology are not protectable by patent.

Certain aspects of our EcoSmart know-how and technology are not patentable, or, for strategic reasons, are best protected in the determination of management by leaving them unpatented. In this regard, trade secrets play an important part in our intellectual property strategy, and we vigilantly seek to protect them. To protect our proprietary position in trade secrets, we require all employees, consultants, advisors and collaborators with access to our technology to enter into confidentiality and invention ownership agreements with us. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, competitors who independently develop substantially equivalent technology, or otherwise acquire it, may adversely impact our business.

Patent litigation presents an ongoing threat to our primary business segment in terms of both outcomes and costs.

It is possible that litigation over patent matters with one or more competitors could arise. We could incur substantial litigation or interference costs in defending ourselves against lawsuits brought against us or in lawsuits in which we assert our patent rights against others. If the outcome of any such litigation is unfavorable, our business could be materially adversely affected. To determine the priority of inventions, we may also have to participate in interference proceedings declared by the United States Patent and Trademark Office, the associated expense of which can become substantial. In such event, there can be no assurance that we will have available to us the requisite financial resources to aggressively, or even adequately, defend, initiate, or pursue this type of litigation.

Patents obtained by other persons may result in infringement claims against us that are costly to defend and which may limit our ability to use the disputed technologies and prevent us from pursuing research and development or commercialization of potential products and/or applications markets.

If third party patents or patent applications contain claims infringed by either our technology or other technology required to make and use our potential products, and such claims are ultimately determined to be valid, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. If, under such circumstances, we are unable to obtain any such licenses at a reasonable cost, we may not be able to develop some products commercially, and, further, we may be required to defend ourselves in court against allegations of infringement of third party patents. Patent litigation is very expensive and can consume substantial resources and create significant uncertainties. Any adverse outcome in such a suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology.

We may not be able to adequately defend against piracy of intellectual property in foreign jurisdictions.

Considerable research in the areas of organic and inorganic chemistry, materials engineering, and nanotechnology is being performed in countries outside of the United States, and a number of potential competitors are located in these countries. The laws protecting intellectual property in some of those countries may not provide adequate protection to prevent our competitors from misappropriating our intellectual property within those jurisdictions and elsewhere. Several of these potential competitors may be further along in the process of product development and also operate large, company-funded research and development programs. As a result, our international competitors may develop more competitive or affordable products, or achieve earlier patent protection or product commercialization than we are able to achieve. Any such competitive products may render any products or product candidates that we develop obsolete.

Our EcoSmart products are currently expensive to manufacture for the most part, and they may not be profitable if we are unable to reduce our costs to produce them.

Our EcoSmart products are significantly more expensive to manufacture on a per-unit basis than most comparable products on the market today. This is because our sales to date have been very modest, causing our raw materials purchasing volumes and manufacturing output volumes to be correspondingly low, and our costs for each relatively high. We have only recently begun exploring and experimenting with purchasing and manufacturing processes and procedures enabling our production capacity to reach commercial volumes. Although there can be no assurance, it is our intention to substantially reduce manufacturing costs through process improvements, increases in manufacturing scale and outsourcing to experienced manufacturers. If we are not able to make these or other improvements, and depending on the pricing of the product, our gross (profit) margins may be significantly less than that of our competitors. In addition, we may not be able to command a high enough price from our customers for our products within some or all applications markets to generate a profit. If we are unable to realize significant profits from our products, our business would be materially harmed.

We will likely be required to spend large amounts of money for environmental compliance in connection with the ongoing operations of our primary business segment.

As a manufacturer of applied specialty coating and surfacing materials, we are subject to a variety of stringent regulations under numerous U.S. federal, state, local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. In this regard, we will likely have to expend substantial amounts to comply with such laws and regulations as well as establish a policy to minimize our environmental emissions. Nevertheless, legislative, regulatory and economic uncertainties (including existing and potential laws and regulations pertaining to climate change) may make it difficult for us to project future spending for these purposes and, if there is an acceleration in new regulatory requirements, we may be required to expend substantial additional funds to remain in compliance.

Our primary business segment involves our having to work with dangerous materials that can potentially injure our employees, damage our facilities, and disrupt our operations.

Some of our EcoSmart operations involve the handling of hazardous materials that may pose the risk of fire, explosion, or the release of hazardous substances into the surrounding environment. Such events could result from terrorist attacks, natural disasters, or operational failures, and might cause injury or loss of life to our employees and others, environmental contamination, and property damage. Any such events might cause a temporary shutdown of an affected plant, or portion thereof, or a customer’s premises, or a portion thereof, and we could be subject to penalties or claims as a result. A disruption of our operations caused by any of these or other events could have a material adverse effect on our results of operations.

Our primary business segment could expose us to product liability claims, which, in turn, could diminish our assets and adversely affect our operations.

We may be held liable or incur expenses to settle product liability claims if the EcoSmart products we sell cause injury, directly or indirectly, or are found unsuitable during product testing, manufacturing, marketing, sale or use. These risks exist even with respect to any products that have received, or may in the future receive, regulatory approval, registration or clearance for commercial use. There can be no assurance that we will be able to avoid product liability exposure.

We currently do not maintain product liability insurance of any kind, and, as a result of the consummation of the Merger, we will likely need to obtain such insurance coverage in the very near future at levels determined to be sufficient and consistent with industry standards for companies such as ours. It is possible that such insurance coverage may not be available to us on commercially reasonable terms or at all, and a product liability claim could potentially result in liability to us greater than our assets and insurance coverage, if any, at such time. Whether or not a product liability insurance policy is obtained or maintained in the future, any product liability claim could harm our business or financial condition. Moreover, even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to matters other than those that arise in the normal course of business.

Our insurance policies may be inadequate and potentially expose us to unrecoverable risks.

We do not carry director and officer insurance and have limited commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations. Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify, however, we may fail to correctly anticipate or quantify insurable risks, we may not be able to obtain appropriate insurance coverage, and insurers may not respond as we intend to cover insurable events that may occur. We have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance. Such conditions have resulted in higher premium costs, higher policy deductibles, and lower coverage limits. For some risks, we may not have or maintain insurance coverage because of cost or availability.

Conditions in the global economy and global capital markets may adversely affect our EcoSmart results of operations, financial condition, and cash flows.

Our EcoSmart business and operating results may in the future be adversely affected by global economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates, and other challenges such as the changing financial regulatory environment that could affect the global economy. Our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase products and may not be able to fulfill their obligations in a timely fashion. Further, suppliers could experience similar conditions, which could impact their ability to fulfill their obligations to us. Because we intend to have significant international operations, there are expected to be a large number of currency transactions that result from international sales, purchases, investments and borrowings. And although we also intend to actively manage currency exposures that are associated with net monetary asset positions, committed currency purchases and sales, foreign currency-denominated revenues and other assets and liabilities created in the normal course of business, there can be no assurances that such initiatives will be effective. Future weakness in the global economy and failure to manage these risks could adversely affect our results of operations, financial condition and cash flows in future periods.

Changes in government policies and laws could adversely affect EcoSmart’s financial results.

Although there can be no assurance, EcoSmart sales to customers outside the U.S. are expected over time to account for a material percentage of gross revenues. As a result, our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced sales and profitability.

Increases in prices and declines in the availability of raw materials could negatively impact our financial results.

Most of the raw materials used in production are purchased from outside sources, and we intend in the near future to begin making supply arrangements from time to time to meet our planned operating requirements for the future. Supply of critical raw materials is managed by qualifying multiple and local sources of supply, including suppliers from outside the U.S., establishing contracts, procuring from multiple sources, and identifying alternative materials or technology whenever possible. We are continuing our aggressive sourcing initiatives to support our continuous efforts to find the lowest raw material costs.

Increases in the cost of raw materials may have an adverse effect on our earnings or cash flow in the event we are unable to offset these higher costs in a timely manner. Any inability to obtain critical raw materials would adversely impact our ability to produce our products.

RISKS ASSOCIATED WITH OUR BUSINESS AND INDUSTRY OF FORMTOOL

We face serious competition in our business segments.

The market for our products is rapidly evolving and intensely competitive as new consumer software products and platforms are regularly introduced. Competition in the consumer software industry is based primarily upon:

●	brand name recognition;
●	availability of financial resources;
●	the quality of titles;
●	reviews received for a title from independent reviewers who publish reviews in magazines, Websites, newspapers and other industry publications;
●	publisher’s access to retail shelf space;
●	the price of each title; and
●	the number of titles then available.

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

Our FormTool intellectual property may not be adequately protected from unauthorized use by others, which could increase our litigation costs and adversely affect our sales.

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

GENERAL BUSINESS RISKS

The loss of key personnel could adversely affect our business.

We are presently dependent to a great extent upon the experience, abilities and continued services of our management team. Currently, our only executives under contract are Mr. Malone, our President and Chief Executive Officer and Bo Gimvang, our Vice President of Research and Development. Beyond the obligations expressly set forth in Mr. Malone’s employment agreement, no assurances can be given that either he or any other executive will remain with us for any particular duration or that any of such other executives will enter into employment agreements with us. The loss of services of any of the management personnel could have a material adverse effect on our business, financial condition or results of operation.

Failure to effectively manage acquisitions, divestitures, alliances and other portfolio actions could adversely impact our future results.

From time to time, we expect to be evaluating and pursuing acquisition candidates that may strategically fit our business and/or growth objectives. If we are unable to successfully integrate and develop acquired businesses, we could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could materially and adversely affect our financial results. We intend to continually reviews our portfolio of operational assets to assess their respective contributions to our larger objectives and alignment with our broader growth strategy. However, we may not be successful in separating underperforming or non-strategic assets and gains or losses on the divestiture of, or lost operating income from, such assets may affect our results of operations.  Moreover, we may incur asset impairment charges related to acquisitions or divestitures that reduce any otherwise reportable earnings.

Our results of operations and financial condition could be seriously impacted by business disruptions and security breaches, including cybersecurity incidents.

Business and/or supply chain disruptions, plant and/or power outages and information technology system and/or network disruptions, regardless of cause including acts of sabotage, employee error or other actions, geo-political activity, weather events and natural disasters could seriously harm our operations as well as the operations of our customers and suppliers. Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers, viruses, breaches due to employee error or actions, or other disruptions could result in misuse of our assets, business disruptions, loss of property including trade secrets and confidential business information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, loss of sales and interference with regulatory compliance. We intend to actively manage the risks within our reasonable control that could lead to any such business disruptions and security breaches. As these threats continue to evolve, particularly around cybersecurity, and particularly as our business grows, however, we may be required to expend significant resources to enhance our control environment, processes, practices and other protective measures. Despite these efforts, such events could materially adversely affect the Company’s business, financial condition or results of operations.

Our business, including our results of operations and reputation, could be adversely affected by process safety and product stewardship issues.

Failure to appropriately manage safety, human health, product liability and environmental risks associated with our products, product life cycles and production processes could adversely impact employees, communities, stakeholders, the environment, as well as our reputation and results of operations. Public perception of the risks associated with our products and production processes could impact product acceptance and influence the regulatory environment in which we operate. While we have in place procedures and controls to manage process safety risks, issues could be created by events outside of our control including natural disasters, severe weather events, acts of sabotage and substandard performance by our external partners.

Our results of operations could be adversely affected by litigation and other commitments and contingencies.

We face risks arising from various asserted and unasserted litigation matters, including, but not limited to, product liability, patent infringement, and claims for third party property damage or personal injury stemming from alleged environmental torts. We have noted a nationwide trend in purported class actions against manufacturers of chemical and materials-based products generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. We have also noted a trend in public and private nuisance suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public. Various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on us. An adverse outcome in any one or more of these matters could be material to our financial results.

In the ordinary course of business, we may make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to products we sell, divested businesses, and issue guarantees of third party obligations. If we were required to make payments as a result, they could exceed the amounts accrued, thereby adversely affecting our results of operations.

RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK

The holder of certain of our term debt has veto power over the filling of vacant board seats, which we have agreed to limit to five until that debt is retired.

Our corporate bylaws currently provide for a classified board of directors consisting of up to 15 members, as determined from time to time within the discretion of our board of directors through the due execution of appropriate resolutions and procedures. We currently have a 5-person classified board of directors with three sitting members and two vacancies. Of the three sitting members, one, John Kuehne, is a Class I member, whose current term expires on July 22, 2016, one, Donald Schoenfeld, is a Class II member, whose current term expires on July 22, 2017, and one, Steven Malone, is a Class III member, whose current term expires on July 22, 2018. In accordance with a $300,000 debt restructuring effected concurrently with the consummation of the Merger, and since modified, however, we have agreed to limit the size of our board of directors to no more than five sitting members until such time as that debt is satisfied and to obtain the consent of the holder of such debt to any directorship appointments effectively filling the two existing vacancies in the meantime. As a result of this agreement, and though still possessing all of the same voting rights relative to the constitution of our board of directors, holders of our Common Stock, individually and collectively, are deprived for the time being of the same right to influence and effect such constitution as otherwise entitled under Nevada corporate law and our articles of incorporation and bylaws, and there can be no assurance that the constitution of our board of directors will be consistent with what it would be in the absence of this agreement and/or that any actions taken or not taken by our board of directors during the effectiveness of this agreement will be consistent with those that would have occurred were it not in place.

Future issuances of our Common Stock or preferred stock are likely and may dilute your economic interest.

We may issue additional shares of our Common Stock in the future in connection with financings, which we expect to do in the very near-term and will likely have to do repeatedly until such time, if at all, that our revenues attain a consistent level at which they can support both our operating and capital investment requirements. While any such financings may involve registered or unregistered sales of securities, in the case of unregistered sales, the subject securities may, and likely will – given our early-stage of development – be either preferred stock or debt, convertible into Common Stock on the basis of a given ratio. We may also issue shares of our Common Stock or preferred stock in connection with acquisitions and/or business combinations, and here, too, in either registered or unregistered, exempted transactions. Although we intend to limit any financings or acquisitions in relation to which we issue shares to those for which the implied value of our shares are equal to or greater than our most reasoned estimate of our intrinsic value, thereby avoiding dilution to our existing stockholders in terms of economic value, there can be no assurance in this regard because (i) intrinsic value is, to at least some degree, an inherently subjective benchmark range in relation to which reasonable minds can differ, and (ii) financings may be critical at a time when we are unable to attract the interest of potential investors willing to invest on the basis of a valuation considered by us to be within our intrinsic value range.

Future issuances of our Common Stock or preferred stock are likely and may depress our stock price.

We may issue additional shares of our Common Stock in the future in connection with financings, which we expect to do in the very near-term and will likely have to do repeatedly until such time, if at all, that our revenues attain a consistent level at which they can support both our operating and capital investment requirements. While any such financings may involve registered or unregistered sales of securities, in the case of unregistered sales, the subject securities may, and likely will – given our early-stage of development – be either preferred stock or debt, convertible into Common Stock on the basis of a given ratio. We may also issue shares of our Common Stock or preferred stock in connection with acquisitions and/or business combinations, and here, too, in either registered or unregistered, exempted transactions. Although we intend to limit any financings or acquisitions in relation to which we issue shares to those for which the implied value of our shares are equal to or greater than our most reasoned estimate of our intrinsic value, thereby avoiding dilution to our existing stockholders in terms of economic value, there can be no assurance in this regard because (i) intrinsic value is, to at least some degree, an inherently subjective benchmark range in relation to which reasonable minds can differ, and (ii) financings may be critical at a time when we are unable to attract the interest of potential investors willing to invest on the basis of a valuation considered by us to be within our intrinsic value range. In any event, future issuances of shares may have the effect of depressing our stock price for any one or more of the following reasons, among others:

●	the market perceives shares as having been issued below intrinsic value, thereby diluting their economic interests, and decide therefore to sell, thereby putting downward pressure on the stock price;
●

the market will perceive an “overhang” in shares soon to be entering the float via resale registration or exemption, and discount the current value accordingly, thereby putting downward pressure on the stock price;

●

investors that acquire substantial blocks of Common Stock in connection with a private financing subsequently determine to sell out their position rapidly once the shares become eligible for resale, and particularly if they are professional investors that acquired their shares at a price below current market, thereby putting downward pressure on the stock price;

●

investors that acquire substantial blocks of Common Stock in connection with a private financing involving a convertible security in relation to which the conversion price is tied to the market price of the stock and there is no lower limit (“floor”) on such conversion price subsequently determine to sell out their position rapidly once they acquire the shares or they become eligible for resale, and particularly if they are engaged in contemporaneous short-selling initiatives involving the Common Stock, thereby putting downward pressure on the stock price; or

●	recipients of shares in a business combination subsequently determine to sell out their position rapidly once the shares become eligible for resale, and particularly if they are individual retail investors that had held the shares throughout an extended period of illiquidity, thereby putting downward pressure on the stock price.

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

Though our Common Stock is quoted on the OTCQB and OTCBB, there is no liquidity and no established public market for our Common Stock, which means that it will likely be difficult to sell shares.

Our Common Stock is quoted over the counter on the OTCQB and OTCBB under the symbol “FIND.” The OTCQB and OTCBB are not exchanges and the over-the-counter market is a significantly more limited market than established trading markets and national exchanges such as the New York Stock Exchange and Nasdaq, including the Nasdaq Global Select Market. Broker dealers may not be willing to make a market in shares quoted solely over the counter such as ours. In addition, the OTCQB, OTCBB, and similar quotation services are often characterized by low trading volumes, and price volatility, which may make it difficult for an investor to sell shares on acceptable terms.

Although we are an Exchange Act reporting company, there is no active trading market for our Common Stock. There can be no assurance that an active trading market will ever develop for our Common Stock or, if it does develop, that it will be maintained. Failure to develop or maintain an active trading market will have a generally negative effect on the price of our Common Stock, and you may be unable to sell your shares or any attempted sale of such shares may have the effect of lowering the market price, and therefore your investment could be a complete or partial loss. Unless an active trading market develops for our Common Stock, for which there is no assurance, you may not be able to sell your shares.

We cannot assure you that our Common Stock will ever be listed on one of the national securities exchanges.

Although it is our intention to seek the listing of our Common Stock on Nasdaq (Global or Capital Markets) or another stock exchange as soon as we are able, there can be no assurance that we will be able to meet the initial listing standards of either of those or any other stock exchange in the foreseeable future, or ever, or that, if we do, and we become listed, that we will be able to maintain such listing through continuing eligibility. Until our Common Stock is listed on one of the national stock exchanges, for which there can be no assurance, we expect that our Common Stock would continue to trade on the OTCQB and OTCBB.

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

Because we have very limited cash resources, significant cash needs, and a substantial accumulated deficit relative to recent (negative) earnings, we have not declared or paid any dividends on our Common Stock since our inception and we do not anticipate declaring or paying any dividends on our Common Stock in the foreseeable future. Rather, we intend to retain earnings, if any, for the continued operation and expansion of our business. It is unlikely, therefore, that holders of our Common Stock will have an opportunity to profit from anything other than potential appreciation in the value of our Common Stock held by them. If you require dividend income, you should not rely on an investment in our Common Stock.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company that files reports under the Exchange Act, we have significant additional requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company under the Exchange Act.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to address any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Unless and until we garner analyst research coverage, we are unlikely to create long-term market value in our Common Stock.

Although we are an Exchange Act reporting company and our Common Stock is quoted on the OTCQB and OTCBB, we are unaware of any investment banking firms, large or small, that currently provide analyst research coverage on the Company and, given our relatively small size within the public securities markets, it is unlikely that any investment banks will begin doing so in the near future. Without continuing research coverage by reputable investment banks or similar firms, it is considerably more difficult to attract the interest of most institutional investors, which are generally considered to be very important in achieving a desirable balance in shareholder composition and long-term market value in a stock. While we intend to continue to aggressively pursue investor relations initiatives designed to create visibility for the Company and Common Stock, and hope to garner analyst coverage in the future, there can be no assurance that we will succeed in this regard and any inability on our part to develop such coverage is likely to materially impede the realization of long-term market value in our Common Stock.

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

Our common stock is considered a “penny stock”, which generally is a stock trading under $5.00 and not registered on any national securities exchanges. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. This regulation generally has the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares. Prior to a transaction in a penny stock, a broker-dealer is required to:

●	deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;
●	provide the customer with current bid and offer quotations for the penny stock;
●	explain the compensation of the broker-dealer and its salesperson in the transaction;
●	provide monthly account statements showing the market value of each penny stock held in the customer’s account; and
●	make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

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

The trading price of our common stock is likely to be highly volatile and could be subject to extreme fluctuations in price in response to various factors, many of which are beyond our control, including:

●	the trading volume of our shares;
●	the number of securities analysts, market-makers and brokers following our common stock;
●	changes in, or failure to achieve, financial estimates by securities analysts;
●	new products introduced or announced by us or our competitors;
●	announcements of technological innovations by us or our competitors;
●	our ability to produce and distribute retail packaged versions of our software in advance of peak retail selling seasons;
●	actual or anticipated variations in quarterly operating results;
●	conditions or trends in the consumer software and/or Christian products industries;
●	announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
●	additions or departures of key personnel;
●	sales of our common stock; and
●	stock market price and volume fluctuations of publicly-traded, particularly microcap, companies generally.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

There were no reportable events under this Item 1B during the fiscal year ended December 31, 2014.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 1313 South Killian Drive, Lake Park, Florida 33403. We lease this 8,560 square foot facility under a five year lease agreement ending on December 31, 2019 with a with an option to renew for one successive term of five years at the then current occupancy rates with 1313 Group LLC. Our monthly rent, including related sales and use taxes, is $7,000.00. In accordance with the terms of this leasehold agreement, we are responsible for all utilities, repairs and maintenance.

We also lease a research facility located at 223 Fentress Boulevard, Daytona Beach, Florida 32114 as of October 2014. In February 2015, we entered into a month to month lease agreement with an expiration date of December 31, 2015 for this 3,200 square foot facility. Monthly rent, including related sales and use taxes, is $2,662.50. In accordance with the terms of this leasehold agreement, we are responsible for all utilities, repairs and maintenance.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2014 and to the best knowledge of our officers and directors, there are no pending material legal proceedings to which we were a party and none are threatened or contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 4. MINE SAFETY DISCLOSURES.

There were no reportable events under this Item 4 during the fiscal year ended December 31, 2014.

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

Common Stock
2013	High	Low
First Quarter	$0.030	$0.002
Second Quarter	$0.005	$0.003
Third Quarter	$0.007	$0.003
Fourth Quarter	$0.009	$0.004

2014	High	Low
First Quarter	$0.008	$0.005
Second Quarter	$0.008	$0.005
Third Quarter	$0.010	$0.005
Fourth Quarter	$0.013	$0.008

STOCKHOLDERS

As of April 15, 2015, there were approximately 850 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

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

RECENT SALES OF UNREGISTERED SECURITIES

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Consideration Value (1)
Common Stock Issuances
Sold for Cash
10/27/2014	Common Stock	Individual Investor	1,000,000	$10,000
11/10/2014	Common Stock	Individual Investor	1,000,000	$10,000
12/18/2014	Common Stock	Individual Investor	1,000,000	$10,000

(1) Private offering memorandum with purchase price of $10,000 per unit which includes 1,000,000 shares of common stock ($0.01 per share) and warrant to purchase an additional 100,000 shares of common stock at an exercise price of $0.10 per share.  Amount listed represents amount allocated to shares of common stock.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of equity securities by the Company itself, or any affiliated purchaser during the fourth quarter of the fiscal year ended December 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 7. Management's Discussion and Analysis oF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read together with our consolidated financial statements for the period ended December 31, 2014 and the Notes to the Consolidated Financial Statements.

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

Inventory

Our inventories are recorded at the lower of cost or market using the first in, first out method. Our inventory consists of raw materials and finished goods.

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

Goodwill and Certain Other Long-lived Assets

As required by ASC 350, Goodwill and Other Intangible Assets, we test goodwill for impairment during the fourth quarter of its fiscal year. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon occurrence of certain events. We have one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carry amount to determine if there is an impairment loss.

Revenue Recognition

We recognize revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, Revenue Recognition. SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Under certain circumstances, we recognize revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as “SOP 00-2”). We recognize revenue when a product is delivered or shipped to the customer and all material conditions relating to the sale have been substantially performed. An allowance for bad debt is provided based on estimated losses.

We record the amounts we charge our customers for the shipping and handling of our products as product revenue, and we record the related costs as cost of sales on our consolidated statements of operations.

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

For accounting purposes, we recognized the Merger in accordance with ASC 805-40, Reverse Acquisitions. Accordingly, Findex has been recognized as the accounting acquiree in relation to the Merger, with EcoSmart being the accounting acquirer, and our consolidated financial statements for the reporting period from January 1, 2013 through July 23, 2014 being those of EcoSmart, not the enterprise historically recognized as Findex. Our consolidated financial statements for the periods since July 24, 2014, the day after which the Merger was consummated, recognize Findex and EcoSmart as a single operating enterprise and entity for accounting and reporting purposes, albeit with a carryover capital structure inherited from Findex (attributable to the legal structure of the transaction). Readers of this annual report on Form 10-K should note that, in order to provide materially relevant disclosure regarding certain of Findex’s historical, operational expenses not otherwise appropriately accounted for in our consolidated financial statements given the applied accounting treatment described herein, certain disclosure is contained in the text of this report relating to such expenses, including e.g. executive compensation, director compensation, and audit fees, that does not numerically align with the corresponding figures contained in our consolidated financial statements.

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

Our EcoSmart division is divided into two basic product areas. One product area is currently centered around a line of specialty industrial glass-based “smart surface” coatings that have a wide range of uses across each of the industrial, commercial, and household market segments and that are centered around a U.S. patented technology that, either on its own or when coupled with any of an array of available proprietary formula additives, offers a unique combination of beneficial surface properties that allow for a broad array of multi-surface and end-product applications. The other product area involves a proprietary surfacing process – for which a U.S. patent is currently pending – to treat and cover existing floors, walls, counter-tops and table-tops, that offers property owners and occupants of all types a cost-effective means of enjoying a virtually limitless array of very lightweight, aesthetically desirable and high-demand decorative options, coupled with a variety of meaningfully beneficial surface-layer properties, without the necessity for having to remove and dispose of the floors, walls, counter-tops and table-tops already in place, and which process affords a uniquely attractive solution to those property owners and occupants otherwise facing the very costly, time-consuming and administratively burdensome challenges of having to remove and dispose of existing legacy-laden, chemically contaminated and/or vinyl asbestos tile (so-called “VAT”).

Over time, we intend to develop EcoSmart itself in the strategic direction of becoming a leading research-oriented high-tech specialty “smart-surface” materials development and licensing company centered around a highly qualified research team and state-of-the-art research lab and applying a combination of organic and inorganic chemistries, materials science engineering, and nanotechnology. We currently have expertise and capabilities in each of these areas.

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

MANAGEMENT OVERVIEW

A key focus of management during the year ended December 31, 2014 centered on effecting the Merger with EcoSmart. Specifically, a significant amount of time was devoted to fulfilling the due diligence investigation process, including the conducting of a detailed review of the associated legal and accounting documentation in an effort to appropriately quantify and qualify EcoSmart’s historical financial position and transactions, as well as its day to day operational affairs and related matters, in each case in preparation for closing of the then-contemplated transaction.

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

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

Statements of Operations for Years Ended December 31,	2014	2013	Change
Net revenues	$176,567	$158,093	$18,474
Cost of sales	(99,181)	(123,375)	24,194
Gross profit	$77,386	$34,718	$42,668
Sales, marketing and general and administrative expenses	(1,158,924)	(627,004)	(531,920)
Impairment loss	(45,000)	---	(45,000)
Total operating expenses	$(1,203,924)	$(627,004)	$(576,920)
Loss from operations	$(1,126,538)	$(592,286)	$(534,252)
Other expenses, net	(260,745)	(25,000)	(235,745)
Loss before income taxes	$(1,387,283)	$(617,286)	$(769,997)
Income tax (provision)	---	---	---
Net loss from operations	$(1,387,283)	$(617,286)	$(769,997)

The differing results of operations are primarily attributable to the following for the year ended December 31, 2014:

●	an increase in net revenues related to our EcoSmart specialty coatings and surfacing product line;
●	a decrease in cost of sales resulting from a decrease in materials purchased and a decrease in freight-out expenses;
●	an increase in sales, marketing and general and administrative expenses resulting from an increase in day to day operational expenses with the completed Merger with EcoSmart;
●	an impairment loss for the year ended December 31, 2014 related to a valuation decrease in the MRP assets as a result of management’s assessment that the assets require more research and development that at this time management feels is not the best use of the Company’s funds or time from the Company’s management or sales team at this time;
●	an increase in interest expense related to the following:
● an issuance of our shares of common stock to a note holder as consideration for the extension of the maturity date of the note payable; and
● a decrease in overall available cash to pay certain vendors.

In future periods, we anticipate an increase in overall Company revenues as well as an increase in overall sales, marketing and general and administrative expenses due to the completed Merger with EcoSmart that took place on July 23, 2014.

Revenues

The following table presents our revenues for continuing operations for the years ended December 31, 2014 and December 31, 2013 and dollar and percentage changes from the prior year.

					Change
Revenues for Operations for Years Ended December 31,	2014	% to Sales	2013	% to Sales	$	%
Gross revenues	$176,967	100%	$158,093	100%	$18,874	12%
Less estimated sales returns and allowances	(400)	0%	---	0%	(400)	0%
Net revenues	$176,567	100%	$158,093	100%	$18,474	12%

The increase in gross revenues for the year ended December 31, 2014 was attributable directly to our EcoSmart specialty coatings and surfacing product line. We anticipate an increase in overall Company revenues in future periods due to the completed Merger with EcoSmart that took place on July 23, 2014.

Cost of Sales

					Change
Cost of Sales for Operations for Years Ended December 31,	2014	% to Sales	2013	% to Sales	$
Direct costs	$75,266	43%	$94,357	60%	$(19,091)
Less estimated cost of sales returns and allowances	(50)	0%	---	0%	(50)
Royalties	9,948	6%	3,162	2%	6,786
Freight-out	14,017	8%	25,856	16%	(11,839)
Cost of sales	$99,181	56%	$123,375	78%	$(24,194)

Cost of sales consists primarily of direct costs, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, and shipping our products. The decrease in cost of sales for the year ended December 31, 2014 is attributable to the following:

●	an decrease in direct costs as we experienced a decrease in the cost of materials purchased as a result of seeking out different suppliers for the materials;
●	an overall increase in royalties due to the following:
● an increase in sales of specific FormTool products that carry a higher royalty rate; and
● an increase in sales of specific EcoSmart products that carry a royalty; and
●	a decrease in freight-out as we engaged new shipping providers whom could provide us with discounted shipping costs for materials we received in as well as orders we shipped out.

For the immediate future, we would anticipate that our direct costs associated with our EcoSmart specialty coatings and surfacing product lines to increase as we are unable at this time to purchase raw materials in larger quantities due to the limited cash on hand available. As our cash and financial condition improves, we plan to order raw materials in larger quantities providing us a lower cost per item and an opportunity to comparison shop with multiple suppliers of the raw materials. Although there can be no assurance, we would anticipate our cost of sales to increase in the future in relation to anticipated increases in our overall Company revenues.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Operations for Years Ended December 31,	2014	% to Sales	2013	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	$15,182	9%	$21,540	14%	$(6,358)	30%
Bad debt provision	6,282	4%	7,242	5%	$(960)	13%
Total sales and marketing	$21,464	12%	$28,782	18%	$(7,318)	25%
Personnel costs	$444,803	251%	$389,135	246%	$55,668	14%
Amortization and depreciation	51,741	29%	60,755	38%	(9,014)	15%
Research and development	108,886	62%	85,180	54%	23,706	28%
Legal	109,289	62%	4,733	3%	104,556	2209%
Rent	57,461	32%	54,500	34%	2,961	5%
Contract Services	28,000	16%	---	0%	28,000	0%
Other general and administrative costs	382,280	216%	3,919	2%	378,361	9655%
Total general and administrative	$1,182,460	668%	$598,222	378%	$584,238	98%
Total sales, marketing, general and administrative	$1,203,924	680%	$627,004	397%	$576,920	92%

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the year ended December 31, 2014:

●	a decrease in advertising and direct marketing as costs incurred during the year ended December 31, 2013 included initial investment costs such as the cost for our Company website;
●	an increase in personnel costs as our staff and use of contractors immediately increased due to the completion of the Merger with EcoSmart;
●	a decrease in amortization and depreciation due to the age of the intangible assets and property and equipment related to Findex;
●	an increase in research and development expenses as we continued to test and explore market validation and longevity of our coatings within certain vertical markets;
●	an increase in legal expense due to the Company’s legal counsel completing the Merger with EcoSmart, filing such announcement on a Form 8-K report, filing a Preliminary and Definitive 14C Schedule of Information, and having our legal counsel prepare tools that the Company can use in order to raise working capital funds in the future;
●	an increase in rent due to the completion of the Merger with EcoSmart;
●	an increase in contract services as we utilized the expertise of two outside contractors for investor and business development services; and
●	an increase in our other general and administrative costs such as travel and entertainment expenses due to the overall time it took the Company to complete the Merger with EcoSmart as well as relocating the Company’s headquarters and key personnel once the Merger was finalized.

For the immediate future, and although there can be no assurance, we would anticipate our sales, marketing, general and administrative costs to increase in the future in relation to anticipated increases in our overall Company revenues.

Provision for Income Taxes

For the years ended December 31, 2014 and 2013, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

As of December 31, 2014, we had accumulated net operating loss carryforwards, for federal income tax purposes, of approximately $9,605,000. These carryforwards are the result of income tax losses generated as follows:

Generated	Loss	Expiration
2001	$5,123,000	2021
2002	$235,000	2022
2005	$956,000	2025
2006	$584,000	2026
2008	$694,000	2028
2009	$366,000	2029
2010	$292,000	2030
2012	$353,000	2032
2013	$178,000	2033
2014	$825,000	2034

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

See Note 9, Income Taxes, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2014 for further information regarding the components of our income tax provision.

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

Working Capital	2014	2013
Current assets	$93,531	$75,047
Current liabilities	$1,847,464	$771,686
Accumulated deficit	$2,987,960	$1,600,677

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no continuing assurance of it remaining manageable.

Cash Flows for Years Ended December 31,	2014	2013	Change	%
Cash flows used by operating activities	$(651,656)	$(576,199)	$(75,457)	13%
Cash flows provided (used) by investing activities	$17,601	$(7,372)	$24,973	339%
Cash flows provided by financing activities	$636,096	$583,771	$52,325	9%

Net cash used by operating activities for the years ended December 31, 2014 and December 31, 2013 consisted mainly of payments going out for accounts payable items, accrued expenses and stock compensation.

The increase in cash provided by investing activities was primarily due to cash acquired during the year ended December 31, 2014.

For the year ended December 31, 2014, cash provided by financing activities was primarily the result of the sale of shares of our common stock in exchange for cash and the issuance of convertible debt.

Financing

Given practical considerations, we believe that our ability to meaningfully pursue our business plan in the immediate term will depend on the availability of cash, the precise amount of which is uncertain as the date of this annual filing on Form 10-K given certain variables surrounding our ability to generate funds internally, including through sales of product and/or territorial distributorships. To the extent that it becomes necessary to access funds through a public or private sales of securities, as we currently anticipate, this is likely to be pursued through an offering involving common stock, preferred stock and/or convertible notes or debentures. In connection with any such contemplated financing, it may become necessary given market conditions and the unavailability of alternative options for us to issue additional shares of our common stock or securities exchangeable for shares of our common stock, including but not limited to convertible preferred stock or convertible notes or debentures containing so-called “floorless convertible” provisions that can be, and often are, extremely dilutive to existing stockholders upon conversion. Any such issuances, as well as any related issuances of common stock or other purchase warrants, would likely have the effect of depressing the market price of our common stock and diluting the interests of our common stockholders, potentially very significantly.

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

Contractual Liabilities

We occupy an office building for our corporate headquarters located at 1313 South Killian Drive, Lake Park, Florida 33403. The lease for the 8,560 square feet ends on January 31, 2015 with an option to renew for an additional two years at the then current occupancy rates. Monthly rent in the amount of $7,000 includes related sales and use taxes. We are responsible to pay all utilities, repairs and maintenance. In March 2015, we entered into a new lease agreement for the space located at 1313 South Killian Drive, Lake Park, Florida 33403. The term of the lease is for five years ending on December 31, 2019 with an option to renew for one successive term of five years at the then current occupancy rates with 1313 Group LLC. Our monthly rent, including related sales and use taxes, remains at $7,000.00, and we continue to be responsible for all utilities, repairs and maintenance.

We also lease a research facility located at 223 Fentress Boulevard, Daytona Beach, Florida 32114 as of October 2014. In February 2015, we entered into a month to month lease agreement with an expiration date of December 31, 2015 for this 3,200 square foot facility. Monthly rent, including related sales and use taxes, is $2,662.50. In accordance with the terms of this leasehold agreement, we are responsible for all utilities, repairs and maintenance.

Rent expense for the year ended December 31, 2014 and 2013 for both facilities totaled $57,461 and $54,500, respectively.

At December 31, 2014, the future minimum rental payments required under these arrangements total approximately $432,768. See Note 11, Commitment and Contingencies, in the Notes to the Consolidated Statements for the year ended December 31, 2014 for more detailed information.

Discontinued Operations

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse product line to WORDsearch. On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which was transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced. As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, and the sale of the QuickVerse product line to WORDsearch was complete. As a result, we have classified this asset as discontinued operations for the years ended December 31, 2014 and 2013.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Findex.com, Inc.

We have audited the accompanying consolidated balance sheets of Findex.com, Inc., formerly EcoSmart Surface and Coating Technologies, Inc., as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. Findex.com, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Findex.com, Inc.’s internal control over financial reporting as of December 31, 2014 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Findex.com, Inc. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D. Brooks and Associates CPA’s, P.A.

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, FL

April 15, 2015

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$2,241	$200
Accounts receivable, trade, net	38,602	2,928
Inventories, net	50,959	71,919
Other current assets	1,729	---
Total current assets	93,531	75,047
Property and Equipment, net	47,454	62,827
Intangible Assets, net	419,387	496,062
Goodwill	1,433,465	---
Total assets	$1,993,837	$633,936

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Notes payables:
Notes payable, trade	$323,783	$250,000
Note payable, derivative liability	250,000	250,000
Note payable, related party	489,000	239,000
Accrued royalties	61,039	---
Accounts payable, trade	221,715	32,686
Accounts payable, related parties	67,702	---
Accrued payroll	251,127	---
Other current liabilities	68,730	---
Other current liabilities from discontinued operations	114,368	---
Total current liabilities	1,847,464	771,686
Commitments and Contingencies (Note 11)
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value 5,000,000 shares authorized -0- shares issued and outstanding	---	---
Common stock, $.001 par value 900,000,000 shares authorized, 420,479,980 and 82,608,179 shares issued and outstanding, respectively	420,480	82,608
Additional paid-in capital	2,713,853	1,380,319
Accumulated deficit	(2,987,960)	(1,600,677)
Total stockholders’ equity (deficit)	146,373	(137,750)
Total liabilities and stockholders’ equity (deficit)	$1,993,837	$633,936

See accompanying notes.

Findex.com, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31	2014	2013

Revenues, net of reserves and allowances	$176,567	$158,093
Cost of sales	99,181	123,375
Gross profit	77,386	34,718
Other operating income and expenses:
Sales and marketing expenses	21,464	28,782
Professional fees	175,208	4,733
Personnel costs	444,803	389,135
Rent	57,461	54,500
Other general and administrative expenses	351,102	64,674
Research and development	108,886	85,180
Impairment expense	45,000	---
Total operating expenses	1,203,924	627,004
Loss from operations	(1,126,538)	(592,286)
Interest expense	(260,745)	(25,000)
Loss from operations before income taxes	(1,387,283)	(617,286)
Income tax provision	---	---
Net loss	$(1,387,283)	$(617,286)
Net loss per share - Basic & Diluted:
Net loss per share from operations	$(0.01)	$(0.01)
Net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding:
Weighted average shares used in computing basic and diluted loss per share	175,851,232	71,078,101

See accompanying notes.

Findex.com, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2012	68,083,664	$68,083	$751,073	$(983,391)	$(164,235)
Intangible Assets	13,616,733	13,617	46,383	---	60,000
Issuance of Common Shares - Private Investors	907,782	908	19,092	---	20,000
Contributed Capital	---	---	563,771	---	563,771
Net loss, year ended December 31, 2013	---	---	---	(617,286)	(617,286)
Balance, December 31, 2013	82,608,179	$82,608	$1,380,319	$(1,600,677)	$(137,750)
Sale of Common Shares for Cash - Private Investors (Pre-Merger)	21,516,423	21,517	530,583	---	552,100
Issuance of Common Shares - Note Holder (Pre-Merger)	8,510,458	8,510	216,490	---	225,000
Issuance of Common Shares - Merger Agreement	277,982,500	277,983	436,827	---	714,810
Equity Issuance Costs (Post Merger)	---	---	(21,004)	---	(21,004)
Sale of Common Shares for Cash - Private Investors (Post Merger)	5,000,000	5,000	45,000	---	50,000
Issuance of Common Shares for Services (Post Merger)	24,862,420	24,862	125,638	---	150,500
Net loss, year ended December 31, 2014	---	---	---	(1,387,283)	(1,387,283)
Balance, December 31, 2014	420,479,980	$420,480	$2,713,853	$(2,987,960)	$146,373

See accompanying notes.

Findex.com, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31		2014		2013

Cash flows from operating activities:
Net Loss			$(1,387,283)		$(617,286)
Adjustments to reconcile net loss to cash used in operations:
Depreciation			16,944		12,582
Amortization			34,797		48,173
Bad debt expense			---		7,242
Stock issued for services			117,500		---
Stock issued for accounts payable, related			30,000		---
Stock issued for accounts payable			3,000		---
Stock issued for notes payable			225,000		---
Impairment loss			45,000		---
Changes in operating assets and liabilities
Increase in accounts receivable			(33,550)		(10,172)
Decrease (increase) in inventory			24,705		(15,126)
Decrease in other current assets			2,155		---
Increase (decrease) in accounts payable and accrued expenses			270,076		(1,612)
Net cash used in operating activities			(651,656)		(576,199)
Cash flows from investing activities:
Cash acquired			19,172		---
Purchase of property and equipment			(1,571)		(7,372)
Net cash provided (used) by investing activities			17,601		(7,372)
Cash flows from financing activities:
Sale of common stock			602,100		20,000
Issuance of convertible debt			55,000		---
Net payment of expenses by Parent			---		563,771
Equity issuance costs			(21,004)		---
Net cash provided by financing activities			636,096		583,771
Net increase in cash and cash equivalents			2,041		200
Cash and cash equivalents, beginning of year			200		---
Cash and cash equivalents, end of year			$2,241		$200

Supplemental cash flow information:
Interest paid			$260,744		$25,000
Cash paid for income taxes			$260,744		$25,000

Schedule of Non-Cash Investing and Financing Activities
Consideration – 119,134,980 outstanding shares of common stock of the Company at a closing price of $0.006 as of July 23, 2014			$714,810	$	---
Net recognized values of the Company's identifiable assets and liabilities
Assets	32,047				---
Liabilities	(750,702)		718,655		---
Goodwill			$1,433,465	$	---
Cash paid for Merger Agreement		$	---	$	---
Common stock issued for intangible assets		$	---		$60,000
Common stock issued as consideration for a notes payable		$	---		$225,000

See accompanying notes.

Findex.com, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – FINDEX.cOM, Inc.

Findex.com, Inc. (“Findex”) was incorporated under the laws of the State of Nevada on November 7, 1997, as EJH Entertainment, Inc. On December 4, 1997, we acquired EJH Entertainment, Inc., an Idaho corporation, in a stock-for-stock transaction. EJH Idaho was incorporated on June 21, 1968, as Alpine Silver, Inc. Alpine changed its name to The Linked Companies, Inc. on December 4, 1992. On September 9, 1996, The Linked Companies acquired Worldwide Entertainment, Inc., a Delaware corporation, in a stock-for-stock transaction and changed its name to Worldwide Entertainment, Inc. On June 27, 1997, Worldwide Entertainment changed its name to EJH Entertainment, Inc.

On April 30, 1999, the Company acquired FINdex Acquisition Corporation, a Delaware corporation in a stock-for-stock transaction and the Company’s name was changed to Findex.com, Inc. FINdex Acquisition Corporation is a wholly-owned subsidiary without current business operations. It was incorporated on February 19, 1999 and acquired FinSource Ltd., a Delaware corporation in April 1999, in a stock-for-stock transaction. The mergers with FINdex Acquisition Corporation and FinSource Ltd. were treated as reorganization mergers with the accounting survivor being FinSource.

On March 7, 2000, the Company acquired Reagan Holdings, Inc., a Delaware corporation in a stock-for-stock transaction. Reagan was incorporated on July 27, 1999 and is a wholly-owned subsidiary without current business operations.

Organization – ECosmart surface and Coating technologies, inc.

EcoSmart Surface Technologies

On January 20, 2012, EcoSmart Surface Technologies, Inc. (a Florida Corporation) was formed as a wholly owned subsidiary of The Renewable Corporation to manufacture and distribute a newly developed and customized, extremely durable flooring system that is applied with a patented process. With this system, a completely different looking floor can be applied over most existing hard flooring surfaces. The system can replicate the appearance of a variety of traditional substances, such as wood and stone, using an environmentally friendly technique, and can include decorative elements such as logos or other inlaid artwork that is sealed into the polymer finish coating.

EcoSmart Coating Technologies

On January 20, 2012, EcoSmart Coating Technologies, Inc. (a Florida Corporation) was formed as wholly owned subsidiary of The Renewable Corporation to manufacture and distribute a portfolio of nano-technology glass coatings applicable to virtually every industry for corrosion protection, self-cleaning, self-sterilization, slip resistance, chemical resistance, anti-graffiti, energy and cosmetic improvement. The coatings can be used on virtually any surface thereby creating the proprieties of a glass surface, no matter what is coated. The coatings are particularly suited for the flooring, automotive, marine, medical, home, and industrial applications.

EcoSmart Surface and Coating Technologies, Inc.

On September 18, 2012, both EcoSmart Surface Technologies, Inc. and EcoSmart Coating Technologies, Inc. were merged into one company with the name of EcoSmart Surface and Coating Technologies, Inc.

Organization – merger with findex.com, Inc. and ecosmart surface and coating technologies, inc.

On July 23, 2014, the Company entered into an agreement and plan of merger, with each of EcoSmart Acquisition Corp., a Delaware corporation and a wholly-owned special-purpose acquisition subsidiary, EcoSmart Surface & Coating Technologies, Inc., a Florida Corporation (“EcoSmart”), and The Renewable Corporation, a Washington corporation and the majority-controlling stockholder of EcoSmart pursuant to which EcoSmart Acquisition Corp. acquired all of the outstanding capital stock of EcoSmart in exchange for 277,982,500 shares of the Company’s common stock, par value $0.001. On July 23, 2014, the Company completed the filings of the corresponding certificate of merger in each of the States of Delaware and Florida, thereby consummating a statutory merger (the “Merger”). As a result, the Company is now the holding company of EcoSmart, which is an operating business centered around the development of a proprietary line of state-of-the-art specialty materials coatings that have a broad range of value-adding industrial, commercial, and residential applications.

For accounting purposes, the Company recognized the Merger in accordance with ASC 805-40, Reverse Acquisitions. Accordingly, the Company has been recognized as the accounting acquiree in relation to the Merger, with EcoSmart being the accounting acquirer, and the Company’s consolidated financial statements for the reporting periods from January 1, 2013 through July 23, 2014 being those of EcoSmart, not the enterprise historically recognized as Findex. The Company’s consolidated financial statements for the periods since July 24, 2014, the day after which the Merger was consummated, recognize Findex and EcoSmart as a single operating enterprise and entity for accounting and reporting purposes, albeit with a carryover capital structure inherited from Findex (attributable to the legal structure of the transaction).

Prior to the Merger, and since 1999, the Company’s business had been developing, publishing, marketing, distributing and direct-selling off-the-shelf consumer and organizational software products for the Windows platform. Following divestitures of two software titles which had consistently accounted for the overwhelming majority of the Company’s revenues, including the Company’s Membership Plus product line, which the Company sold in late 2007, and the Company’s flagship QuickVerse product line, which the Company sold during 2011, and title acquisitions during the same period that, in the aggregate, have been relatively insignificant in offsetting the loss of revenues associated with those divestitures, the Company’s continuing operations, while not nominal, have been very limited and insubstantial in terms of revenue, both relative to what they had been prior thereto and by any appropriate standalone measure. Specifically, the Company’s operations immediately prior to the Merger consisted exclusively of those relating to the FormTool line of products which the Company acquired in February 2008, as well as two language tutorial products, which were retained after the sale of the QuickVerse product line. Due to a continuing lack of capital over a number of years, the Company was unable to meaningfully grow the FormTool line and develop related products, and the Company’s business and financial prospects became increasingly challenged.

As a result of the Merger, and although it is the Company’s current intention to continue to operate and further develop its FormTool product line and business, it is expected that the Company’s primary focus will shift going forward in the direction of the business of EcoSmart, where the Company believes the opportunities for future growth are greater and have significantly more to offer economically.

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of American and are expressed in US dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain accounts in the Company’s 2013 financial statements have been reclassified for comparative purposes to conform with the presentation in its 2014 financial statements.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Within the Company’s operations as a whole, the Company’s products are sold to resellers and distributors generally under terms appropriate for the creditworthiness of the customer. Terms generally range from cash on delivery, net 10 days or net 30 days. Receivables from customers are unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances.

The Company maintains an allowance for doubtful accounts comprised of two components, (i) historical collections performance and (ii) specific collection issues. If actual bad debts differ from the reserves calculated based on historical trends and known customer issues, an adjustment to bad debt expense is recorded in the period in which the difference occurs. Such adjustment could result in additional expense or a reduction of expense.

The Company’s accounts receivable go through a collection process that is based on the age of the invoice and requires attempted contacts with the customer at specified intervals and the assistance from other personnel within the Company who have a relationship with the customer. If after a number of days, the Company has been unsuccessful in its collections efforts, it may turn the account over to a collection agency. The Company writes-off accounts to the allowance when it has determined that collection is unlikely. The factors considered in reaching this determination are (i) the apparent financial condition of the customer, (ii) the success the Company has in contacting and negotiating with the customer and (iii) the number of days the account has been outstanding. To the extent that the Company’s collections do not correspond with historical experience, it may be required to incur additional charges.

INVENTORY

The Company’s inventories are recorded at the lower of cost or market using the first in, first out method. The Company’s inventory consists of raw materials and finished goods.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives generally ranging from three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the asset or the remaining term of the lease. Expenditures for maintenance and repairs are expenses as incurred.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Property and equipment to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INTANGIBLE ASSETS OTHER THAN GOODWILL

The Company’s intangible assets consist of patents and patents pending acquired from third parties, and are recorded at cost. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350-30, General Intangibles Other Than Goodwill, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives, generally three to ten years. All intangible assets are tested for impairment annually during the fourth quarter. For the year ended December 31, 2014, the Company recognized $45,000 in impairment expense related to the MRP assets. See Note 6.

GOODWILL AND CERTAIN OTHER LONG-LIVED ASSETS

As required by ASC 350, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment during the fourth quarter of its fiscal year. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon occurrence of certain events. The Company has one reporting unit. The annual goodwill impairment test is a two-step process. First, the Company determines if the carrying value of its reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company then determines that goodwill may be impaired, it compares the implied fair value of the goodwill to its carry amount to determine if there is an impairment loss.

There were no impairments of goodwill during the year ended December 31, 2014.

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

The Company's financial instrument that is adjusted to fair value at each balance sheet date consists of a derivative liability related to the conversion feature embedded in convertible debt. The Company’s derivative liability resulting from the issuance of convertible debt is reflected at fair value based on the terms of conversion which results in fair value approximating intrinsic value, which is consistent with level 3 inputs. See Notes 7 and 15.

At December 31, 201 and 20134, the derivative liability consisted of the following for each fair value hierarchy level:

	2014		2013
Level I	$	---	$	---
Level II	$	---	$	---
Level III		$250,000		$250,000

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

In addition, within the Company’s operations as a whole, the Company derives part of its revenues from the sale of downloadable software products. The Company recognizes software revenue for software products and related services in accordance with ASC 985-605, Software Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists (generally a purchase order), the Company has delivered the product, the fee is fixed or determinable and collectability is probable. In some situations, the Company receives advance payments from the Company’s customers. The Company defers revenue associated with these advance payments until the Company ships the products or offers the support.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of sales on the accompanying consolidated financial statements.

STOCK-BASED COMPENSATION

The Company recognizes share-based compensation in accordance with ASC 718, Compensation – Stock Compensation, using the modified prospective method. ASC 718 requires that the Company measure the cost of the employee services received in exchange for an award for equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period. See Note 10.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes. The Company recognizes deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. The Company records a valuation allowance related to a deferred tax asset when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company classifies interest and penalties as a component of interest and other expenses. To date, the Company has not been assessed, nor has the Company paid, any interest or penalties.

The Company measures and records uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. All of the Company’s tax years remain subject to examination by federal and state tax jurisdictions.

EARNINGS (LOSS) PER SHARE

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

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

For the Year Ended December 31	2014	2013

Numerator for net loss:
Net loss	$(1,387,283)	$(617,286)
Denominator for operations:
Denominator for basic per share amounts – weighted average shares	175,851,232	71,078,101
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Convertible notes payables	---	---
Denominator for diluted per share amounts - weighted average shares	175,851,232	71,078,101

The calculations of net loss per share for the year ended December 31, 2014 and 2013 excluded the impact of the following potential common shares as their inclusion would be anti-dilutive.

For the Year Ended December 31,	2014	2013

Stock options	---	---
Warrants	300,000	---
Convertible notes payable	75,500,000	---
Total weighted average anti-dilutive potential common shares	75,800,000	---

DISCONTINUED OPERATIONS

On May 5, 2011, Findex entered into a Software Product Line Purchase Agreement with WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from Findex all of the assets associated with the QuickVerse® product line which centered around Findex’s industry-leading Bible-study software program. The specific assets conveyed include, among others, the underlying software source code, registered trade names, and existing product inventories. As a result, the Company has classified any associated liabilities as well as all expenses directly related to the QuickVerse® product line from July 24, 2014 through December 31, 2014 as discontinued operations for the year ended December 31, 2014. See Note 14.

RECENT ACCOUNTING PRONOUNCEMENTS

At December 31, 2014, there were no recent accounting pronouncements that the Company believed would have a material impact on its consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. However, as of December 31, 2014, the Company had negative working capital of $1,753,933 and had an accumulated deficit of $2,987,960. Although these factors raise substantial doubt about the Company’s ability to continue as a going concern, it has taken several actions in an attempt to mitigate the risk that it will be unable to continue as a going concern through December 31, 2014. These actions include the Merger as well as entering into subscription agreements with a few investors. The accompanying consolidated financial statements do not include any adjustments related to these uncertainties.

NOTE 3 – MERGER AGREEMENT

On July 23, 2014, the Company entered into an agreement and plan of merger (the “Merger Agreement”), with each of EcoSmart Acquisition Corp., a Delaware corporation and a wholly-owned special-purpose acquisition subsidiary of the Company’s (“Merger-Sub”), EcoSmart Surface & Coating Technologies, Inc., a Florida Corporation (“EcoSmart”), and The Renewable Corporation, a Washington corporation and the majority-controlling stockholder of EcoSmart (“TRC”), pursuant to which Merger-Sub acquired all of the outstanding capital stock of EcoSmart in exchange for 111,193 shares of the Company’s Series MX convertible preferred stock, par value $0.001 per share (the “Series MX Convertible Preferred Stock”), which shares of Series MX Convertible Preferred Stock will automatically convert, on a combined basis, into a total of 277,982,500 shares of common stock, par value $0.001 upon the effectiveness of any amendment to the Company’s articles of incorporation increasing the number of authorized shares of the Company’s Common Stock to 900,000,000 or more (currently fixed at 120,000,000). On July 23, 2014, the Company completed the filings of the corresponding certificate of merger in each of the States of Delaware and Florida, thereby consummating a statutory merger (the “Merger”). In effect, the Merger involved the Company issuing new shares amounting to 70% of its outstanding Common Stock in order to acquire the business of EcoSmart.

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

The fair value of the acquired assets and liabilities, and the resulting amount of goodwill was determined as follows:

Consideration – 119,134,980 outstanding shares of common stock of the Company at a closing price of $0.006 as of July 23, 2014		$714,810
Net recognized values of the Company’s identifiable assets and liabilities
Assets	$32,047
Liabilities	(750,702)	$718,655
Goodwill		$1,433,465

NOTE 4 – INVENTORIES

At December 31, 2014 and 2013, inventories consisted of the following:

	2014	2013
Raw materials	$47,622	$47,855
Finished goods	3,337	24,064
Inventories	$50,959	$71,919

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31, 2014 and 2013, property and equipment consisted of the following:

	2014	2013
Office equipment	$3,466	$3,466
Warehouse equipment	76,339	76,339
Computer equipment	8,708	7,436
Less: accumulated depreciation	(41,059)	(24,414)
Property and equipment	$47,454	$62,827

For the year ended December 31, 2014 and 2013, the Company recorded depreciation expense of $16,944 and $12,582, respectively.

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

As of December 31, 2014 and 2013, the Company’s intangible assets, net of accumulated amortization consisted of the following:

Patents and/or software licenses, net	2014	2013
Cost	$712,955	$589,900
Amortization	(293,568)	(93,838)
Net intangible assets	$419,387	$496,062

	2014	2013
Beginning balance for total intangible assets	$496,062	$484,235
Addition of Findex’s assets	168,055	---
Addition of MRP assets	---	60,000
Impairment loss	(45,000)	---
Amortization	(199,730)	(48,173)
Intangible assets	$419,387	$496,062

The SMT assets include a patent, a patent pending, trade secret technology, instructions, manuals and applicable materials on certain manufacturing processes, know-how, scientific testing equipment, warehouse equipment, shelving and shop supplies. The MRP assets include trade secret technology, instructions, manuals and applicable materials on certain manufacturing processes. For the year ended December 31, 2014, the Company recognized $45,000 in impairment expense related to the MRP assets. See Note 8.

Future amortization for the next five years for the Company’s intangible assets consist of the following:

Year	Anticipated Amortization
2015	$47,513
2016	47,513
2017	47,513
2018	47,513
2019	47,513
Thereafter five years	181,822
Total anticipated amortization for intangible assets	$419,387

NOTE 7 – NOTES PAYABLE

At December 31, 2014 and 2013, the notes payable consisted of the following:

	2014	2013
Note payable, trade	$323,783	$250,000
Note payable, derivative liability	250,000	250,000
Note payable, related party	489,000	239,000
Total	$1,062,783	$739,000

At December 31, 2014 and 2013, the notes payable, trade consisted of the following:

		2014	2013
Unsecured term note payable to a former shareholder due January 2012, plus interest at 5% APR. Interest on overdue principal accruing at 10% APR.	(a)	$28,783	$250,000
Convertible term note payable to a non-shareholder individual due August 1, 2015, plus interest at 10% APR, convertible at a variable number of shares upon conversion.	(b)	250,000	---
Secured term note payable to a current shareholder due December 31, 2014, plus interest at 14% APR.	(c)	20,000	---
Unsecured term note payable to a current shareholder, no due date, non-interest bearing	(d)	15,000	---
Convertible term note payable to a non-shareholder individual due August 2016, plus interest at 10% APR, convertible at $0.02 per share of common stock.	(e)	10,000	---
Total		$323,783	$250,000

During the year ended December 31, 2014, the Company assumed a note payable (b) with a non-shareholder individual which contains a conversion feature in the amount of $250,000. The conversion feature of this note payable (b) calls for the note to be convertible to common stock of the Company at a rate of 50% of the average of the previous 10 days “Ask Price” of common shares of the Company. See Note 15. Furthermore, during the year ended December 31, 2014, two separate but current shareholders (c and d) loaned the Company a total of $35,000 for working capital, one current shareholder (c) in the amount of $20,000 and the other shareholder (d) in the amount of $15,000. Finally, a non-shareholder individual (e) loaned the Company $10,000 for working capital. The conversion rate for this note payable (e) calls for the note to be convertible at $0.02 per share of common stock.

At December 31, 2014, the Company was in arrears on the unsecured term notes payable (a) to the former shareholder. For the security on the note payable (c) to a current shareholder, the Company agreed to transfer the domain FormTool.com name to the shareholder to hold in escrow in case of default as the security on this note payable (c). The shareholder agreed to maintain the domain name in good standing throughout the term of the note and transfer the domain back to the Company within 30 days following final payment of the note. The Company incurred interest expense related to the stated rate of the convertible note (b) totaling $12,500 for the year ended December 31, 2014, of which $2,083 was paid. During March 2015, the Company repaid $7,500 on the unsecured note payable (d). See Note 15.

DERIVATIVE LIABILITY

The Company has determined that the conversion feature of the note payable (b) with a non-shareholder represents an embedded derivative since the note payable is convertible into a variable number of shares upon conversion. Accordingly, the note payable is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability of $250,000 on the balance sheet with the corresponding amount recorded as interest expense since the note payable is due on August 1, 2015. Because of the terms of conversion, the intrinsic value of the conversion feature approximates fair value. See Note 15.

RELATED PARTY

At December 31, 2014, the notes payable, related party consisted of the following:

		2014	2013
Non-interest bearing note payable, due on demand.	(a)	$239,000	$239,000
Convertible note payable to a company controlled by an outside director due on demand, plus interest at 4.5% APR, convertible at $0.01 per share of common stock.	(b)	$60,000	---
Convertible note payable to the Company’s current corporate counsel due on demand, plus interest at 4.5% APR, convertible at $0.01 per share of common stock.	(c)	150,000	---
Convertible note payable to a current shareholder due on January 31, 2015, plus flat interest amount at $1,000, convertible at $0.01 per share of common stock.	(d)	10,000	---
Convertible note payable to an outside director due on demand, plus interest at 4.5% APR, convertible at $0.01 per share of common stock.	(e)	30,000	---
Total		$489,000	$239,000

As of December 31, 2014, no principle payments have been made on note (a). During the year ended December 31, 2014, an outside director entered into two convertible note payable agreements (b) and (e). These note payable agreements cover a portion of the amount that the outside director is owed for certain vendor payments made directly by the outside director’s personal credit card and/or for funds previously loaned to the Company for working capital. Furthermore, the Company’s current corporate counsel entered into a convertible note payable agreement (c). This note payable agreement covers the amount that was due its corporate counsel at the year ended December 31, 2014. Finally, a shareholder individual (d) loaned the Company $10,000 for working capital, and during January 2015 the Company repaid the note payable (d) plus interest to the current shareholder in the total amount of $11,000. See Notes 12 and 15.

NOTE 8 – IMPAIRMENT EXPENSE

During the year ended December 31, 2014, the Company tested for impairment certain intangible assets associated with the MRP assets, which include trade secret technology, instructions, manuals and applicable materials on certain manufacturing processes. After careful review and evaluation of the MRP assets, the Company’s management feels that these assets require more research and development before the Company can start producing revenue from the asset. Furthermore, management feels that furthering research and development and/or marketing/sales efforts connected to the MRP assets are not the best use of Company’s funds or time from the Company’s management or sales team at this time. Therefore, in accordance with ASC 360-10-35, Property, Plant and Equipment, Overall, Subsequent Measurement, the Company recognized an impairment expense of $45,000 during the year ended December 31, 2014 for the MRP intangible assets. This has been treated as an operating expense and included in Impairment expense on the Company’s Condensed Consolidated Statement of Operations. See Note 6.

NOTE 9 – INCOME TAXES

The provision for taxes on income from operations for the years ended December 31, 2014 and 2013 consisted of the following:

	2014		2013

Expense (benefit) at Federal statutory rate – 34%		$(265,200)		$(209,877)
State tax effects, net of Federal taxes		(1,332)		(22,840)
Nondeductible expenses		630		---
Nontaxable income		---		---
Deferred tax asset valuation allowance		265,902		232,717
Income tax expense	$	---	$	---

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

At December 31, 2014, the Company had available net operating loss carryforwards of approximately $9,605,000 for federal income tax purposes that have a range of expiration dates beginning in the year of 2020 and extending through the year of 2034. The federal carryforwards resulted from losses generated in 1996 through 2002, 2005, 2006, 2008, 2009, 2010, 2012, 2013 and 2014.

The Company adopted the provisions of FIN No. 48 (now codified as ASC 740) as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. Federal, Nebraska, and Florida as our “major” tax jurisdictions.

The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, the Company did not record a cumulative effect adjustment related to the adoption of ASC 740. The Company’s policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

In October, 2013, the Company issued 13,616,733 shares of common stock in exchange for the MRP assets which included trade secret technology, instructions, manuals and applicable materials on certain manufacturing processes. The assets were valued at $60,000. See Note 6.

During the year ended December 31, 2013, the Company issued 907,782 shares of common stock to a private investor in exchange for $20,000 in cash.

During the year ended December 31, 2013, the Company made net advances to the Company totaling $563,771, which was recorded as additional paid in capital.

From January, 2014 through July 22, 2014, the Company sold 21,516,423 shares of common stock for net proceeds of $552,100.

In June, 2014, the Company issued 8,510,458 shares of common stock to a convertible note holder as consideration for extending the maturity date of the convertible note payable. The Company recorded $225,000 as interest expense based on quoted trading prices for the Company’s stock.

In July, 2014, the Company committed to issue a total of 6,000,000 restricted shares of common stock to an outside director at a price of five thousandths of a dollar ($0.005) per share, based on quoted trading prices for the Company’s common stock, in exchange for a portion of the funds ($30,000) the outside director previously loaned the Company for working capital.

In July, 2014, the Company committed to issue a total of 500,000 restricted shares of common stock to an outside consultant at a price of six thousandths of a dollar ($0.006) per share, based on quoted trading prices for the Company’s common stock, in lieu of cash for consulting services previously rendered and valued at $3,000.

In October, 2014, an individual entered into a common stock subscription agreement to purchase from the Company a total of 1,000,000 restricted shares of common stock at a price of one hundredths of a dollar ($0.01) per share, such price paid to the Company in $10,000 in cash. In addition, the individual received a warrant to purchase an additional 100,000 shares of common stock for a period of up to one year at an exercise price of $0.10 per share.

On October 3, 2014, the Company filed a Preliminary Schedule 14C Information Statement with the Securities and Exchange Commission (SEC). The purpose of the Information Statement was to notify the Company’s stockholders that, on October 3, 2014, it obtained the approval, by way of written consent in lieu of a meeting, from certain of its principal stockholders holding collectively and in the aggregate 216,979,148 shares of Voting Stock, representing a 52% majority of its total issued and outstanding Voting Stock, to adopt an amendment to our Articles of Incorporation increasing the number of the Company’s authorized shares of common stock from 120,000,000 to 900,000,000.

On October 14, 2014, the Company filed a Definitive Schedule 14C Information Statement with the SEC. The purpose of this Information Statement was to notify the Company’s stockholders that its Preliminary Information Statement filed on October 3, 2014 had been approved by the SEC. Furthermore, this Information Statement notified the stockholders that the final steps to effectuate the corporate action authorized by the foregoing resolution were not to be carried out, and the action would not become effective, before the day which is 20 calendar days after the mailing of the Information Statement to such record stockholders of which mailing date was on or about October 20, 2014.

On November 10, 2014, the Company filed with the Secretary of State of Nevada the amendment to our Articles of Incorporation which increased the number of the Company’s authorized shares of common stock from 120,000,000 to 900,000,000. The Secretary of State of Nevada issued back to the Company a Certificate of Amendment dated November 10, 2014 acknowledging and accepting the amendment to our Articles of Incorporation. Due to the amendment of our Articles of Incorporation, all of the Company’s committed to be issued shares of Series MX Convertible Preferred Stock (119,338) was automatically converted to a total of 298,345,000 (1:2,500) committed to issue restricted shares of common stock.

In November, 2014, an individual entered into a common stock subscription agreement to purchase from the Company a total of 1,000,000 restricted shares of common stock at a price of one hundredths of a dollar ($0.01) per share, such price paid to the Company in $10,000 in cash. In addition, the individual received a warrant to purchase an additional 100,000 shares of common stock for a period of up to one year at an exercise price of $0.10 per share.

In December, 2014, an individual entered into a common stock subscription agreement to purchase from the Company a total of 1,000,000 restricted shares of common stock at a price of one hundredths of a dollar ($0.01) per share, such price paid to the Company in $10,000 in cash. In addition, the individual received a warrant to purchase an additional 100,000 shares of common stock for a period of up to one year at an exercise price of $0.10 per share.

PREFERRED STOCK

In July, 2014, as part of the Merger, the Company committed to issue a total of 111,193 shares of Series MX Convertible Preferred Stock in exchange for all of the outstanding capital stock of EcoSmart. These shares of Series MX Convertible Preferred Stock automatically converted, on a combined basis, into a total of 277,982,500 shares of restricted common stock upon the effectiveness of the amendment to the Company’s articles of incorporation increasing the number of authorized shares of the Company’s Common Stock.

In July 2014, the Company committed to issue a total of 1,875 shares of Series MX Convertible Preferred Stock to an outside director in lieu of cash for a portion of the director’s fees accrued and unpaid from October 2012 through March 2014. Each share of Series MX Convertible Preferred Stock was valued at $16.00 per share, which was arrived at on the basis of a closing price value on July 29, 2014 of $0.0064 per share of common stock. The partial services were valued at $30,000, and these shares of Series MX Convertible Preferred Stock converted automatically on November 2014 into 4,687,500 (1:2,500) restricted shares of common stock.

In July 2014, the Company committed to issue a total of 782 shares of Series MX Convertible Preferred Stock to its controller in lieu of cash for a portion of the controller’s accrued and unpaid payroll from October 2012 through March 2014. Each share of Series MX Convertible Preferred Stock was valued at $16.00 per share, which was arrived at on the basis of a closing price value on July 29, 2014 of $0.0064 per share of common stock. The partial services were valued at $12,500, and these shares of Series MX Convertible Preferred Stock converted automatically on November 2014 into 1,955,000 (1:2,500) restricted shares of common stock.

In July 2014, the Company committed to issue a total of 3,125 shares of Series MX Convertible Preferred Stock to its Chief Executive Officer in lieu of cash for a portion of the Chief Executive Officer’s accrued and unpaid payroll from October 2012 through March 2014. Each share of Series MX Convertible Preferred Stock was valued at $16.00 per share, which was arrived at on the basis of a closing price value on July 29, 2014 of $0.0064 per share of common stock. The partial services were valued at $50,000, and these shares of Series MX Convertible Preferred Stock converted automatically on November 2014 into 7,812,500 (1:2,500) restricted shares of common stock.

In July 2014, the Company committed to issue a total of 1,563 shares of Series MX Convertible Preferred Stock to its corporate counsel in lieu of cash for certain legal fees accrued and unpaid from January 2014 through July 2014. Each share of Series MX Convertible Preferred Stock was valued at $16.00 per share, which was arrived at on the basis of a closing price value on July 29, 2014 of $0.0064 per share of common stock. The partial services were valued at $25,000, and these shares of Series MX Convertible Preferred Stock converted automatically on November 2014 into 3,907,500 (1:2,500) restricted shares of common stock.

In September, 2014, an individual entered into a stock subscription agreement to purchase from the Company a total of 400 shares of Series MX Convertible Preferred Stock at a price of twenty-five dollars ($25.00) per share, such price paid to the Company in $10,000 in cash. These shares of Series MX Convertible Preferred Stock converted automatically on November 2014 into 1,000,000 (1:2,500) restricted shares of common stock.

In October, 2014, an individual entered into a stock subscription agreement to purchase from the Company a total of 400 shares of Series MX Convertible Preferred Stock at a price of twenty-five dollars ($25.00) per share, such price paid to the Company in $10,000 in cash. These shares of Series MX Convertible Preferred Stock converted automatically on November 2014 into 1,000,000 (1:2,500) restricted shares of common stock.

In November, 2014, due to the amendment of the Company’s Articles of Incorporation, which increased the number of its authorized shares of common stock, all of the Company’s committed to issue shares of Series MX Convertible Preferred Stock (119,338) were automatically converted to a total of 298,345,000 (1:2,500) committed to issue restricted shares of common stock. This is due to the automatic conversion feature of the Company’s Series MX Convertible Preferred Stock.

COMMON STOCK WARRANTS

For the year ended December 31, 2014, a total of three warrants were issued to three separate individuals in connection with common stock subscription agreements that each individual entered into with the Company. Each warrant provides for the option to purchase an additional 100,000 (300,000 in total) shares of common stock for a period of up to one year at an exercise price of $0.10 per share. For the year ended December 31, 2014, no warrants were exercised or expired. For the year ended December 31, 2013, no warrants were issued or expired.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the amount of potential liability the Company is likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect the Company’s financial condition.

On July 23, 2014, the Company entered into an employment agreement with the Company’s Chief Executive Officer. The term for the employment agreement is three (3) years and contains a provision for an incentive-based bonus, an amount in cash equal to one and one half percent (1.5%) of Free Cash Flow (FCF); provided, however, that such bonus does not exceed five hundred thousand dollars ($500,000) for any single Fiscal Year. The Company accrues this bonus on a quarterly. No amounts for bonuses have been earned or accrued as of December 31, 2014. The Company’s Chief Executive Officer has the following base annual salary rate:

Chief Executive Officer
Base Annual Salary	$162,500

In addition to the bonus provision and the annual base salary, the Chief Executive Officer’s employment agreement provides for payment of the following for termination by reason of disability.

	Accrued Base Salary	Vested Deferred Vacation Compensation
Aggregate included in Accrued Payroll at December 31, 2014	$192,776	$12,501

The agreement also provides for severance compensation equal to the then base salary until the expiration of the term of the agreement. There is no severance compensation in the event of voluntary termination or termination for cause.

The Company occupies an office building for its corporate headquarters located at 1313 South Killian Drive, Lake Park, Florida 33403. The lease for the 8,560 square feet ends on January 31, 2015 with an option to renew for an additional two years at the then current occupancy rates. Monthly rent in the amount of $7,000 includes related sales and use taxes. The Company is responsible to pay all utilities, repairs and maintenance. In March 2015, the Company entered into a new lease agreement for the space located at 1313 South Killian Drive, Lake Park, Florida 33403. The term of the lease is for five years ending on December 31, 2019 with an option to renew for one successive term of five years at the then current occupancy rates with 1313 Group LLC. The Company’s monthly rent, including related sales and use taxes, remains at $7,000, and the Company continues to be responsible for all utilities, repairs and maintenance.

Beginning in October 2014, the Company also leases a research facility located at 223 Fentress Boulevard, Daytona Beach, Florida 32114. In February 2015, the Company entered into a month to month lease agreement with an expiration date of December 31, 2015 for this 3,200 square foot facility. Monthly rent, including related sales and use taxes, is $2,662. In accordance with the terms of this leasehold agreement, the Company is responsible for all utilities, repairs and maintenance.

Rent expense for the year ended December 31, 2014 and 2013 for both facilities totaled $57,461 and $54,500, respectively.

At December 31, 2014, the future minimum rental payments required under these arrangements total approximately $432,768:

Year	Future Minimum Rental Payments
2015	$84,000
2016	85,260
2017	86,532
2018	87,828
2019	89,148
Total future minimum rental payments	$432,768

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

NOTE 12 – RELATED PARTY TRANSACTIONS

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

For the fiscal years ended December 31, 2013 and 2014, the Company has accrued $25,000 and $15,000, respectively, in contract fees for the preparation and filing of its annual and quarterly reports. The contractor who performed the work at the time was the Company’s one part-time employee as well as the spouse of the Company’s CEO. As of December 31, 2014, the contractor returned to the Company as a full-time employee.

During the year ended December 31, 2014, the Company experienced an increase in accounts payable due to related parties. In large part, this increase is attributed to certain vendor payments made directly by one of the Company’s outside directors, including the Company’s auditors and transfer agent, via his personal credit card. In addition, this increase is attributed to out of pocket expenses as well as certain vendor payments made directly by the Company’s CEO due to the limited available cash on hand. It was agreed at the time that all accounts payable due to related parties, including those due to these vendor payments, will be reimbursed as quickly as possible.

During the year ended December 31, 2014, one of the Company’s outside directors agreed to take 6,000,000 restricted shares of common stock at a price of five thousandths of a dollar ($0.005) per share in exchange for a portion of the of the funds ($30,000) the outside director previously loaned the Company for working capital. See Note 10.

During the year ended December 31, 2013, the Company entered into a non-interest bearing promissory note with a current shareholder individual. The note payable is due on demand and totals $239,000. As of December 31, 2014, no principle payments have been made on this note. See Note 7.

During the year ended December 31, 2014, one of the Company’s outside directors entered into two convertible note payable agreements. These convertible note payable agreements cover a portion of the amount that the outside director is owed for certain vendor payments made directly by the outside director’s personal credit card and/or for funds previously loaned to the Company for working capital. The first convertible note payable agreement is between the Company and a company controlled by the outside director and is in the amount of $60,000. It is due on demand, plus interest at 4.5% APR and convertible at $0.01 per share of common stock. The second convertible note payable agreement is between the Company and the outside director and is in the amount of $30,000. It is due on demand, plus interest at 4.5% APR and convertible at $0.01 per share of common stock. See Note 7.

During the year ended December 31, 2014, the Company’s current corporate counsel entered into a convertible note payable agreement in the amount $150,000. This note payable agreement covers the amount that was due the Company’s corporate counsel at the year ended December 31, 2014. The convertible note payable agreement is due on demand, plus interest at 4.5% APR and convertible at $0.01 per share of common stock. See Note 7.

During the year ended December 31, 2014, a current shareholder individual loaned the Company $10,000 for working capital in the form of a convertible note payable agreement. The note payable agreement was due January 31, 2015, plus a flat interest fee of $1,000. See Notes 7 and 15.

NOTE 13 – SALES AND PURCHASE CONCENTRATIONS

For the years ended December 31, 2014 and 2013, the Company generated a significant portion of its revenues in the coatings and surfacing divisions from certain customers as follows:

		% of Total Revenues
Customer	EcoSmart Division	2014	2013
PCS Phosphate Company Inc.	Coatings	29.47%	---
Christian Convention Center	Coatings	16.99%	---
Brite Bay Solutions of North Florida	Coatings	3.66%	13.2%
A6 Inc.	Coatings	3.36%	13.7%
Casual Creations	Surfacing	---	16.5%
Promiz, LLC	Coatings	---	10.5%

For the year ended December 31, 2014, the Company’s revenues were approximately 88% attributable to sales within the specialty coatings division and approximately 12% attributable to sales within the specialty surfacing division. For the year ended December 31 2013, these revenue percentages were approximately 70% and 30% respectively. In the future, the Company anticipates that the majority of its revenues will be derived from the specialty coatings division.

For the years ended December 31, 2014 and 2013, the Company’s significant product and chemical raw material purchases were as follows:

	% to Total Products
	2014	2013
Shin-Etsu Chemical	29.27%	---
VPM A1, LLC	20.25%	---
D.B. Becker Co., Inc.	18.08%	---
Univar	---	30.57%
Bayer Material Science	---	12.95%
Hauthaway	---	12.42%

The Company has no long-term written agreements with any of these suppliers. The payment terms are generally net 30 days, and the Company is substantially dependent upon any one or more of them; all are easily replaceable with any locally available supplier.

NOTE 14 – DISCONTINUED OPERATIONS

On May 5, 2011, Findex entered into a Software Product Line Purchase Agreement to sell Findex’s QuickVerse® product line to WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from Findex all of the assets associated with its QuickVerse® product line for $975,000 in cash at closing and the assumption of up to $140,000 of Findex’s then-existing liabilities at closing.

On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which is transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced. As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to Findex. On April 13, 2012, Findex determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, which meant that Findex was able to deliver to WORDsearch the last in a series of officer’s certificates required thereunder. Having delivered such certificate to WORDsearch on April 13, 2012, the sale of the QuickVerse® product line to WORDsearch was complete.

As a result of the decision to sell the QuickVerse® product line, the Company has classified the QuickVerse® product line as discontinued operations for the year ended December 31, 2014. The Company has recorded the remaining class of liabilities for the QuickVerse® product line as presented below:

Other current liabilities from discontinued operations:	December 31, 2014
Accrued royalties	$114,368
Other current liabilities from discontinued operations	$114,368

NOTE 15 – SUBSEQUENT EVENTS

In January 2015, the Company entered into a lease agreement with 1313 Group LLC for the corporate offices located at 1313 South Killian Drive, Lake Park, Florida 33403. The Company leases this 8,560 square foot facility under a five year lease agreement ending December 31, 2019 with an option to renew for one successive term of five years at the then current occupancy rates. The monthly rent, including sales and use taxes, is $7,000.00. In accordance with the terms of the leasehold agreement, the Company is responsible for all utilities, repairs and maintenance.

In January 2015, an individual entered into a common stock subscription agreement to purchase from the Company a total of 1,000,000 restricted shares of common stock at a price of one hundredths of a dollar ($0.01) per share, such price paid to the Company in $10,000 in cash. In addition, the individual received a warrant to purchase an additional 100,000 shares of common stock for a period of up to one year at an exercise price of $0.10 per share.

In January 2015, the Company repaid a convertible note payable plus interest to a current shareholder in the total amount of $11,000.

In February 2015, the Company entered into a lease agreement with R Schwarz Enterprises, Inc. for a research facility located at 223 Fentress Boulevard, Daytona Beach, Florida 32114. The Company leases this 3,200 square foot facility under a month to month lease agreement ending on December 31, 2015. The monthly rent, including sales and use taxes, is $2,662.50. In accordance with the terms of the leasehold agreement, we are responsible for all utilities, repairs and maintenance.

In February 2015, six separate and different individuals entered into separate common stock subscription agreements to purchase from the Company a total of 16,500,000 restricted shares of common stock at a price of one hundredths of a dollar ($0.01) per share, such price paid to the Company in $165,000 in cash. In addition, each individual received a warrant to purchase additional shares of common stock for a period of up to one year at an exercise price of $0.10 per share. The six individual warrants come to a total of 1,650,000 additional shares of common stock.

In March 2015, the Company made a payment in the amount of $7,500 on an unsecured note payable to a current shareholder. The remaining amount of this unsecured note payable to the current shareholder totals $7,500.

In March 2015, the Company committed to issue a total of 6,000,000 restricted shares of common stock to three individual outside consultants for services they previously rendered. Each share of common stock was valued at $0.015 per share, which was arrived at on the basis of a closing price value on March 6, 2015. These services were valued at a total of $90,000.

In March 2015, the Company committed to issue a total of 1,714,286 restricted shares of common stock to an outside director in lieu of cash for the director’s fees accrued and unpaid from January 2014 to December 2014. Each share of common stock was valued at $0.016 per share, which was arrived at on the basis of a closing price value on March 6, 2015. These services were valued at $24,000.

In March 2015, the Company committed to issue a total of 357,143 restricted shares of common stock to an outside director in lieu of cash for the director’s fees accrued and unpaid from January 2014 to December 2014. Each share of common stock was valued at $0.016 per share, which was arrived at on the basis of a closing price value on March 6, 2015. These services were valued at $5,000.

In March 2015, the Company entered into a loan modification agreement with a non-shareholder individual whom has an outstanding convertible note payable agreement in the amount of $250,000. The loan modification calls for the original convertible note payable, along with the conversion feature, dated July 2014 to be cancelled. Furthermore, the loan modification calls for a replacement note be entered into at the adjusted principal amount of $300,000, but without any conversion feature exercisable on the part of the holder. All other terms have remained unchanged.

In March 2015, an individual entered into a common stock subscription agreement to purchase from the Company a total of 1,000,000 restricted shares of common stock at a price of one hundredths of a dollar ($0.01) per share, such price paid to the Company in $10,000 in cash. In addition, the individual received a warrant to purchase an additional 100,000 shares of common stock for a period of up to one year at an exercise price of $0.10 per share.

In March 2015, an individual entered into a common stock subscription agreement to purchase from the Company a total of 10,000,000 restricted shares of common stock at a price of one hundredths of a dollar ($0.01) per share, such price paid to the Company in $100,000 in cash. In addition, the individual received a warrant to purchase an additional 1,000,000 shares of common stock for a period of up to one year at an exercise price of $0.10 per share

In March 2015, the Company entered into an employment agreement with Mr. Bo Inge Hakan Gimvang as Vice President of Research and Development. Among other terms and provisions, the employment agreement provides that Mr. Gimvang will be employed by the Company with specific executive-level responsibilities for a term of 3 years, unless the term is either extended or the agreement is terminated at some time prior to the duration of the term by either party, either for cause, without cause, due to disability or death, or voluntarily. During the term of the employment agreement, and in addition to certain benefits, expense coverage and severance compensation, Mr. Gimvang is entitled to a base annual salary of not less than $120,000, as well as a royalty of 5% of the gross revenue, net of returns, for all revenues generated by the intellectual property that Mr. Gimvang has assigned to the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T). Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K December 31, 2014, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).

Our management, under the supervision of our Chief Executive Officer/Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on the assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2014. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2014, there were no changes in our internal control over financial reporting, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On March 3, 2015, our compensation committee authorized us to enter into an employment agreement with our Vice President of Research and Development, Mr. Bo Inge Hakan Gimvang. Among other terms and provisions, the employment agreement entered provides that Mr. Gimvang will be employed by us with specific executive-level responsibilities for a term of 3 years, unless the term is either extended or the agreement is terminated at some time prior to the duration of the term by either party, either for cause, without cause, due to disability or death, or voluntarily. During the term of the employment agreement, and in addition to certain benefits, expense coverage and severance compensation, Mr. Gimvang is entitled to a base annual salary of not less than $120,000, as well as a royalty of 5% of the gross revenue, net of returns, for all revenues generated by the intellectual property that Mr. Gimvang has assigned to us.

The foregoing description of Mr. Gimvang’s employment agreement is merely a brief summary of certain of its key terms and is qualified in its entirety by reference to the specific provisions of such agreement, a copy of which is filed as Exhibit 10.45 to this Current Report on Form 10-K and incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and corporate governance.

Our directors and executive officers and their ages as of April 15, 2015 were as follows:

Name	Age	Position
Steven Malone	48	Director, Chairman of the Board, President and Chief Financial Officer
Bo Gimvang	63	Vice President of Research and Development
John A. Kuehne, CA	57	Director
Donald Schoenfeld	49	Director

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

Bo Gimvang – Vice President of Research and Development

Mr. Gimvang has served as our Lead Chemist since July 2014 and as Vice President of Research and Development since March 2015. Mr. Gimvang has over 30 years of experience in the formulation of industrial coatings and composites and has several patents granted and published around the world. Furthermore, Mr. Gimvang specializes in chemical plant processing engineering design, application processes of nano-coatings, design of specialty surface treatments and modifications, and patent application filings. Previously, Mr. Gimvang served as Chief Technology Officer at Xurex, Inc., a leading manufacturer of nano-molecular coatings for industrial applications. Prior to Xurex, Inc., Mr. Gimvang served as President at three separate companies of which were Thermacell Technologies, Inc., Degabond, Inc. and Cytech, Inc. Each of these three companies specialized in industrial coatings technology in one form or another. Mr. Gimvang served a year in the Swedish Royal Air Force, worked as a public speaker at the European Coating Conference in Nuremburg, Germany and the International Silicone Conference in Barcelona, Spain and earned a Master’s Degree in Inorganic Chemistry, a Master’s Degree in Organic Chemistry, and a Bachelor’s Degree in Chemical Engineering from KTH University in Stockholm, Sweden.

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

Donald Schoenfeld - Director

Mr. Schoenfeld is an entrepreneur with a specialty in sales and has over 28 years of experience owning and operating several businesses, highlighted by the following:

●	In 1987 he founded Wa-Pa-Ghetti's Pizza in Rolling Meadows, IL, which he sold in 1992.
●	From 1992 to 1994 he owned and operated a marketing company for small businesses.
●	Also during 1992, Mr. Schoenfeld purchased Final Touch, an owner-operated small auto detailing business located in Highland Park, IL. Under Mr. Schoenfeld’s tutelage, Final Touch significantly expanded the array of services that it provided to include detailing, dent removal, auto refinishing, and a variety of other cosmetics. In 2007, with 25 employees and a substantial increase in gross revenues, Final touch was sold.
●	From 2008 through 2010, Mr. Schoenfeld became the principal manager of Owners Choice Auto Body, located in Highland Park, IL. During his tenure with this business, Mr. Schoenfeld had primary P&L responsibility while sales increased approximately 65%. Not long after selling the business, sales of this business dropped dramatically. Mr. Schoenfeld was thereafter given the opportunity to repurchase the business, which he did in 2010. Since then, he has re-established the identity of the business and returned it to profitability in 2011.
●	In 2014, Mr. Schoenfeld took on the role of regional manager for InforMD Solutions, a firm that provides point-of-care solutions that are designed to improve patient outcomes and enhance practice performance.

Board of Directors Committees

Currently our two standing committees comprised of members of our board of directors are our audit committee and our compensation committee. Since December 2000, our board of directors has maintained an audit committee. As of March 31, 2015, the audit committee consisted of one member, John Kuehne. Mr. Kuehne is considered to be a “financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and each qualifies as an “independent” under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934. Since July 2003, we have maintained a compensation committee. We currently have one member, John A. Kuehne, serving on our compensation committee.

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

The following table sets forth the compliance reporting under Section 16(a) for the fiscal year ended December 31, 2014.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Steven Malone	1	1	---
John A. Kuehne	2	2	---
Donald Schoenfeld	---	---	---
Renewable Corp	1	1	---

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned or paid, for each of the last two fiscal years to our Chief Executive Officer and each of our executive officers earning a total compensation of $100,000 or more during any such fiscal year. Steven Malone has served as our President and Chief Executive Officer since March 2001 and as our Chief Financial Officer since July 2010. No other individuals employed by us earned a total compensation in excess of $100,000 during the fiscal year ended December 31, 2014.

Summary Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($)		All Other Compensation ($) (a)		Total ($)
Steven Malone, President, Chief Executive Officer and Chief Financial Officer	2014 2013	$ $	134,750 75,288	$ $	--- ---	$ $	--- ---	$ $	--- ---	$ $	--- ---	$ $	--- ---	$ $	12,500 ---	$ $	147,250 75,288

(a) For 2014, this represents earnings accrued at the end of each fiscal year for vacation hours earned that would be required to be paid in connection with any termination, including without limitation through retirement, resignation, severance or constructive termination of any such executive officer's employment.

EQUITY AWARDS

Information Concerning Stock Options

As of the fiscal year ended December 31, 2014, we did not have any outstanding equity awards, specifically unexercised options, stock that has not vested, and equity incentive plan awards, held by the executive officers. Furthermore, we did not grant stock options to our executive officers during the fiscal year ended December 31, 2014, and no executive exercised any stock options during the fiscal year 2014.

Employment Agreements

Mr. Malone is employed by us pursuant to an employment agreement dated July 23, 2014. The term for the employment agreement is three (3) years and provides for a base annual salary equal to $162,500. It also contains a provision for an incentive-based bonus, an amount in cash equal to one and one half percent (1.5%) of Free Cash Flow (FCF); provided, however, that such bonus does not exceed five hundred thousand dollars ($500,000) for any single Fiscal Year. The agreement also provides for severance compensation equal to the then base salary until the expiration of the term of the agreement. There is no severance compensation in the event of voluntary termination or termination for cause.

Mr. Gimvang is employed by us pursuant to an employment agreement dated March 3, 2015. The term for the employment agreement is three (3) years. During the term of the employment agreement, and in addition to certain benefits, expense coverage and severance compensation, Mr. Gimvang is entitled to a base annual salary of not less than $120,000, as well as a royalty of 5% of the gross revenue, net of returns, for all revenues generated by the intellectual property that Mr. Gimvang has assigned to the Company.

Director Compensation

Pursuant to authority granted under Article III, Section 13 of our bylaws, non-officer directors are entitled to such compensation as our board of directors shall from time to time determine. On July 29, 2014, we resolved to issue our outside director, John Kuehne, 1,875 shares of Series MX Convertible Preferred Stock in lieu of cash and meeting fees accrued and earned for the period of October 2012 through March 2014 totaling $30,000. The shares of Series MX Convertible Preferred Stock were valued at $16.00 per share which was arrived at on the basis of a value attributable to our common stock of $.0064 per share, which was the publicly quoted closing price of our common stock on July 29, 2014. The 1,875 shares of Series MX Convertible Preferred Stock were automatically converted to 4,687,500 shares of common stock on October 14, 2014.

On March 11, 2015, we resolved to issue our outside director, John Kuehne, 1,500,000 restricted shares of common stock valued at $0.016 per share in lieu of cash and meeting fees accrued and earned for the period of January 1, 2014 through December 31, 2014. In addition, on March 11, 2015, we resolved to issue our outside director, Donald Schoenfeld, 312,500 restricted shares of common stock valued at $0.016 per share in lieu of cash and meeting fees accrued and earned for the period of August 1, 2014 through December 31, 2014.

As of the date hereof, we have accrued approximately $36,000 in director’s fees for our outside directors for the period of October 1, 2012 through December 31, 2014.

The following table sets forth the compensation of our outside directors for the fiscal year ended December 31, 2014.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
John Kuehne	$24,000	$	---	$	---	$	---	$	---	$	---	$24,000

Donald Schoenfeld	$5,000	$	---	$	---	$	---	$	---	$	---	$5,000

Mr. Kuehne has served as one of our directors since December 2000. Mr. Kuehne's compensation agreement provides for a monthly fee of $1,000 for committee services and a monthly fee of $1,000 for services as a “financial expert” (as defined in Item 407(d)(5) of Regulation S-K). We have accrued $2,000 a month for Mr. Kuehne’s services for the period of January 1, 2014 through December 31, 2014. Mr. Schoenfeld has served as one of our directors since late July 2014. Mr. Schoenfeld’s compensation agreement provides for a monthly fee of $1,000 for committee services. We have accrued $1,000 a month for Mr. Schoenfeld’s services for the period of August 1, 2014 through December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related stockholder matters.

The tables below set forth information regarding the beneficial ownership of our common stock as of March 31, 2015. The information in these tables provides the ownership information for:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;
●	each of our directors and executive officers; and
●	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 457,001,409 shares of common stock currently outstanding (reflects a 1-for-50 reverse stock-split of our common stock that occurred in 1997 and a 1-for-20 reverse stock-split of our common stock that occurred on March 18, 1998). The address of each person listed is in care of Findex.com, Inc., 1313 South Killian Drive, Lake Park, Florida 33403.

Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	The Renewable Corporation (1)	157,892,500	34.55%
Common Stock	John A. Kuehne (2)	32,902,586	7.20%
Common Stock	Steven Malone (3)	23,940,848	5.24%
Common Stock	Bo Gimvang (4)	2,500,000	0.55%
Common Stock	Donald Schoenfeld (5)	357,143	0.08%

(1)	Consists of 157,892,500 shares of common stock directly owned.

(2)	Consists of 32,902,586 shares of common stock directly owned.

(3)	Consists of 19,559,061 shares of common stock directly owned, and 4,381,787 shares of common stock indirectly owned through spouse.

(4)	Consists of 2,500,000 shares of common stock directly owned.

(5)	Consists of 357,143 shares of common stock directly owned.

Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	John A. Kuehne (1)	32,902,586	7.20%
Common Stock	Steven Malone (2)	23,940,848	5.24%
Common Stock	Bo Gimvang (3)	2,500,000	0.58%
Common Stock	Donald Schoenfeld (4)	357,143	0.08%
Common Stock	All officers and directors as a group (4 persons)	59,700,577	13.07%

(1)	Consists of 32,902,586 shares of common stock directly owned.

(2)	Consists of 19,559,061 shares of common stock directly owned, and 4,381,787 shares of common stock indirectly owned through spouse.

(3)	Consists of 2,500,000 shares of common stock directly owned.

(4)	Consists of 357,143 shares of common stock directly owned.

As of March 31, 2015, we are not aware of any contract or other arrangement, including a pledge of the Company’s securities that could result in a change in the control of the Company.

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

DIRECTOR INDEPENDENCE

We currently have three directors serving on our Board of Directors, Mr. Malone, Mr. Kuehne and Mr. Schoenfeld. We are not a listed issuer and, as such, are not subject to any director independence standards. Using the definition of independence set forth in the rules of the American Stock Exchange, Mr. Kuehne and Mr. Schoenfeld would be considered independent directors of the Company.

Item 14. Principal AccountING Fees and Services.

The following table sets forth the aggregate amount of various professional fees billed by our principal independent accountants for our last two fiscal years. On May 23, 2014, the Company’s Board of Directors was informed by the Company’s then current principal independent accountants, Brimmer, Burek & Keelan LLP (“BBK”), that they would no longer be providing audit services to SEC reporting companies, and that, accordingly, they would be unable to provide any further audit or related review services to us. On May 29, 2014, the Company engaged D. Brooks and Associates CPA’s, P.A. as its new principal independent accountants for the fiscal year ending December 31, 2014. The fees shown in the table under the 2014 column reflect fess billed to us by BBK and D. Brooks and Associates CPA’s, P.A. while the 2013 column reflect fees billed only by BBK.

	2014		2013
Audit Fees (1)		$32,224		$40,682
Audit-Related Fees	$	---	$	---
Tax Fees	$	---	$	---
All Other Fees	$	---	$	---

(1) Consists of fees for professional services rendered in connection with the audits of our financial statements included in our annual reports on Form 10-K for the years-ending 2013 and 2012, and the review of our financial statements included in our quarterly reports on Form 10-Q for the periods ending March 31, 2014 and 2013, June 30, 2014 and 2013, and September 30, 2014 and 2013.

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

(a)(3)	Exhibits:

Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

No.	Description of Exhibit

2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(i)(3)	Amendment to Articles of Incorporation of Findex.com, Inc. dated October 14, 2014 incorporated by reference to Exhibit A on Schedule 14C Information filed October 14, 2014.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10	Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28	Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc., LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2011.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.39	Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

10.40	Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

10.45	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Bo Inge Hakan Gimvang dated March 3, 2015. FILED HEREWITH.

10.46	Loan Modification Agreement and Promissory Note dated March 2, 2015. FILED HEREWITH.

14.1	Code of Ethics, adopted by Board of Directors April 15, 2015. FILED HEREWITH.

21.1	Subsidiaries of Findex.com, Inc. as of December 31, 2014. FILED HEREWITH.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated April 15, 2015. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated April 15, 2015. FILED HEREWITH.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

By:	/s/ Steven Malone
Steven Malone
President, Chief Executive Officer and Chief Financial Officer

Date: April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President, Chief	April 15, 2015
Steven Malone	Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting Officer)

/s/ John A. Kuehne	Director	April 15, 2015
John A. Kuehne

