Form 10-Q/A
period 2014-09-30
FINDEX COM INC
filed 2015-04-24
CIK 1089061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

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

Explanatory Note: The sole purpose of this Amendment to Findex.com, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, filed with the Securities and Exchange Commission on November 19, 2014 (the “Form 10-Q”), is to restate the Company’s previously issued financial statements, which had improperly accounted for the activities of the Company following a certain merger transaction in which it was involved and that was effective July 23, 2014 (the “Merger”). Specifically, the previously issued financial statements had improperly excluded the activity of the company with which Findex merged, EcoSmart Surface & Coating Technologies, Inc., a Florida Corporation (“EcoSmart”), prior to the effective date of the Merger, but had included instead thereof the activity of Findex for the same period. In accordance with ASC 805-40, Reverse Acquisitions, the Company should have consistently recognized the Merger as a reverse acquisition for accounting purposes, treating the Company as the accounting acquiree in relation to the transaction, and EcoSmart as the accounting acquirer. Accordingly, the Company’s consolidated financial statements for the reporting periods from January 1, 2013 through July 23, 2014 should have been, and now are, those of EcoSmart, not the enterprise historically recognized as Findex. The Company’s consolidated financial statements for the periods since July 24, 2014, the day after which the Merger was consummated, recognize Findex and EcoSmart as a single operating enterprise and entity for accounting and reporting purposes, albeit with a carryover capital structure inherited from Findex (attributable to the legal structure of the transaction).

The afore-referenced restatement has not resulted in any impact to the Company’s previously reported consolidated balance sheets as of December 31, 2013, and September 30, 2014, and does not necessitate the restatement of any of the Company’s quarterly reports for periods ending prior to the effective date of the Merger.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR FISCAL QUARTER ENDED SEPTEMBER 30, 2014

- INDEX -

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$9,572	$200
Accounts receivable, trade, net	17,967	2,928
Inventories, net	50,603	71,919
Other current assets	1,907	---
Total current assets	80,049	75,047
Property and equipment, net	50,558	62,827
Intangible assets, net	476,265	496,062
Goodwill	1,433,465	---
Total assets	$2,040,337	$633,936

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Notes payables:
Notes payable, trade	$318,783	$250,000
Note payable, derivative liability	250,000	250,000
Note payable, related party	239,000	239,000
Accounts payable, trade	294,078	28,305
Accounts payable, related party	119,446	---
Accrued royalties	52,211	4,381
Accrued payroll	194,198	---
Other current liabilities	47,078	---
Other current liabilities from discontinued operations	114,368	---
Total current liabilities	$1,629,162	$771,686
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.001 par value 5,000,000 shares authorized 119,338 and -0- shares issued and outstanding, respectively	119	---
Common stock, $.001 par value 120,000,000 shares authorized, 119,134,980 and 82,608,179 shares issued and outstanding, respectively	119,135	82,608
Paid-in capital	3,006,082	1,380,319
Accumulated deficit	(2,714,161)	(1,600,677)
Total stockholders’ equity (deficit)	411,175	(137,750)
Total liabilities and stockholders’ equity (deficit)	$2,040,337	$633,936

See accompanying notes.

Findex.com, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues, net of reserves and allowances	$42,236	$58,014	$111,771	$121,418
Cost of sales	25,615	25,100	73,395	67,098
Gross profit	16,621	32,914	38,376	54,320
Operating expenses:
Sales and marketing expenses	1,726	5,525	15,290	20,040
Professional fees	110,080	---	129,818	4,732
Personnel costs	124,928	100,900	305,508	327,738
Rent	14,000	10,000	29,561	44,500
Other general and administrative expenses	46,426	18,682	315,453	65,970
Research and development	993	27,356	108,751	70,538
Total operating expenses	298,153	162,463	904,381	533,518
Loss from operations	(281,532)	(129,549)	(866,005)	(479,198)
Interest expense	(9,979)	(6,250)	(247,479)	(18,750)
Loss from operations before income taxes	(291,511)	(135,799)	(1,113,484)	(497,948)
Income tax provision	---	---	---	---
Net Loss	$(291,511)	$(135,799)	$(1,113,484)	$(497,948)

Net loss per share - Basic & Diluted:
Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Weighted average shares used in computing basic and diluted loss per share	116,385,060	68,083,664	109,250,445	68,083,664

See accompanying notes.

Findex.com, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		2014		2013
Nine Months Ended September 30,		(Restated)		(Restated)

Cash flows from operating activities:
Net Loss			$(1,113,484)		$(497,948)
Adjustments to reconcile net loss to cash used in operations:
Depreciation			12,269		9,436
Amortization			22,919		36,130
Bad debt expense			---		---
Stock issued for services			117,500		---
Stock issued for accounts payable, related			30,000		---
Stock issued for accounts payable			3,000		---
Stock issued for notes payable			225,000		---
Changes in operating assets and liabilities
Increase in accounts receivable			(12,915)		(11,506)
Decrease (increase) in inventory			25,061		(9,740)
Decrease in other current assets			1,977		---
Increase in accounts payable and accrued expenses			96,774		---
Net cash used in operating activities			(591,899)		(473,628)
Cash flows from investing activities:
Cash acquired			19,172		---
Purchase of property and equipment			---		(11,038)
Net cash provided (used) by investing activities			19,172		(11,038)
Cash flows from financing activities:
Sale of common stock			572,099		---
Issuance of convertible debt			10,000		---
Net payment of expenses by Parent			---		484,666
Equity issuance costs			---		---
Net cash provided by financing activities			582,099		484,666
Net increase in cash and cash equivalents			9,372		---
Cash and cash equivalents, beginning of period			200		200
Cash and cash equivalents, end of period			$9,572		$200

Supplemental cash flow information:
Interest paid			$272,479		$18,750
Cash paid for income taxes			$272,479		$18,750

Schedule of Non-Cash Investing and Financing Activities - Merger Agreement:
Consideration – 119,134,980 outstanding shares of common stock of the Company at a closing price of $0.006 as of July 23, 2014			$714,810	$	---
Net recognized values of the Company's identifiable assets and liabilities
Assets	(32,047)				---
Liabilities	(750,702)		718,655		---
Goodwill			$1,433,465	$	---
Cash paid for Merger Agreement		$	---	$	---
Common stock issued for intangible assets		$	---		$60,000
Common stock issued as consideration for a notes payable		$	---		$225,000

See accompanying notes.

Findex.com, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited) (Restated)

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in the Company’s Form 10-K for the year ended December 31, 2013, and the audited consolidated financial statements of EcoSmart Surface and Coating Technologies, Inc. for the year ended December 31, 2014 included in the Company’s Form 8-K filed with the Securities and Exchange Commission on July 29, 2014.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany account balances and transactions have been eliminated.

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

The Company's financial instrument that is adjusted to fair value at each balance sheet date consists of a derivative liability related to the conversion feature embedded in convertible debt. The Company’s derivative liability resulting from the issuance of convertible debt is reflected at fair value based on the terms of conversion which results in fair value approximating intrinsic value, which is consistent with level 3 inputs. See Note 8.

At September 30, 2014, the derivative liability consisted of the following for each fair value hierarchy level:

	2014
Level I	$	---
Level II	$	---
Level III		$250,000

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

The calculations of net loss per share for the nine months ended September 30, 2014 and 2013 excluded the impact of 62,500,000 and 125,000,000, respectively, shares of common stock underlying convertible debt because their inclusion would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

At September 30, 2014, there were no recent accounting pronouncements that the Company believed would have a material impact on its consolidated financial statements.

NOTE 2 – RESTATEMENT

The Company is restating its previously issued condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013. The Company’s financial statements previously excluded the activity of EcoSmart prior to the Merger date and included the activity of Findex prior to the Merger date. Due to the Merger, the Company recognized the Merger in accordance with ASC 805-40, Reverse Acquisitions, for accounting purposes. Accordingly, the Company has been recognized as the accounting acquiree in relation to the Merger, with EcoSmart being the accounting acquirer, and the Company’s consolidated financial statements for the reporting periods from January 1, 2013 through July 23, 2014 being those of EcoSmart, not the enterprise historically recognized as Findex. The Company’s consolidated financial statements for the periods since July 24, 2014, the day after which the Merger was consummated, recognize Findex and EcoSmart as a single operating enterprise and entity for accounting and reporting purposes, albeit with a carryover capital structure inherited from Findex (attributable to the legal structure of the transaction). The following summarizes the impact in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended
	September 30, 2014
	As Reported	Adjustment	Restated

Revenues, net of reserves and allowances	$45,575	$(3,339)	$42,236
Cost of sales	20,141	5,474	25,615
Gross profit	25,434	(8,813)	16,621
Operating expenses:
Sales and marketing expenses	1,625	101	1,726
Professional fees	110,080	---	110,080
Personnel costs	128,048	(3,120)	124,928
Rent	---	14,000	14,000
Other general and administrative expenses	69,525	(23,099)	46,426
Research and development	---	993	993
Total operating expenses	309,278	(11,125)	298,153
Loss from operations	(283,844)	2,312	(281,532)
Interest expense	(10,433)	454	(9,979)
Loss from operations before income taxes	(294,277)	2,766	(291,511)
Income tax provision	---	---	---
Net Loss	$(294,277)	$2,766	$(291,511)

	Nine Months Ended
	September 30, 2014
	As Reported	Adjustment	Restated

Revenues, net of reserves and allowances	$53,101	$58,670	$111,771
Cost of sales	21,458	51,937	73,395
Gross profit	31,643	6,733	38,376
Operating expenses:
Sales and marketing expenses	1,727	13,563	15,290
Professional fees	228,647	(98,829)	129,818
Personnel costs	200,154	105,354	305,508
Rent	21,000	8,561	29,561
Other general and administrative expenses	78,381	237,072	315,453
Research and development	993	107,758	108,751
Total operating expenses	530,902	373,479	904,381
Loss from operations	(499,259)	(366,746)	(866,005)
Interest expense	(15,877)	(231,602)	(247,479)
Loss from operations before income taxes	(515,136)	(598,348)	(1,113,484)
Income tax provision	---	---	---
Net Loss	$(515,136)	$(598,348)	$(1,113,484)

	Three Months Ended
	September 30, 2013
	As Reported	Adjustment	Restated

Revenues, net of reserves and allowances	$4,398	$53,616	$58,014
Cost of sales	129	24,971	25,100
Gross profit	4,269	28,645	32,914
Operating expenses:
Sales and marketing expenses	180	5,345	5,525
Professional fees	24,276	(24,276)	---
Personnel costs	25,302	75,598	100,900
Rent	---	10,000	10,000
Other general and administrative expenses	7,919	10,763	18,682
Research and development	---	27,356	27,356
Total operating expenses	57,677	104,786	162,463
Loss from operations	(53,408)	(76,141)	(129,549)
Interest expense	(1,475)	(4,775)	(6,250)
Gain on intangible asset	13,000	(13,000)	---
Loss from operations before income taxes	(41,883)	(93,916)	(135,799)
Income tax provision	---	---	---
Net Loss	$(41,883)	$(93,916)	$(135,799)

	Nine Months Ended
	September 30, 2013
	As Reported	Adjustment	Restated

Revenues, net of reserves and allowances	$12,962	$108,456	$121,418
Cost of sales	2,383	64,715	67,098
Gross profit	10,579	43,741	54,320
Operating expenses:
Sales and marketing expenses	1,638	18,402	20,040
Professional fees	104,836	(100,104)	4,732
Personnel costs	75,543	252,195	327,738
Rent	---	44,500	44,500
Other general and administrative expenses	27,155	38,815	65,970
Research and development	---	70,538	70,538
Impairment loss	33,561	(33,561)	---
Total operating expenses	242,733	290,785	533,518
Loss from operations	(232,154)	(247,044)	(479,198)
Interest expense	(3,839)	(14,911)	(18,750)
Gain on intangible asset	13,000	(13,000)	---
Loss from operations before income taxes	(222,993)	(274,955)	(497,948)
Income tax provision	---	---	---
Net Loss	$(222,993)	$(274,955)	$(497,948)

There was no impact on the Company’s previously reported consolidated balance sheets as of December 31, 2013, and September 30, 2014. The Company’s quarterly reports for periods ending prior to the Merger do not require restatement.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of September 30, 2014, the Company had negative working capital of $1,549,113, and an accumulated deficit of $2,714,161. The Company incurred a net loss of $1,113,484 and used $591,899 in operations for the nine months ended September 30, 2014. Although these factors raise substantial doubt as to the Company’s ability to continue as a going concern, the Company has taken several actions intended to mitigate against this risk. These actions include the Merger Agreement with EcoSmart. See Note 4. These condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – MERGER AGREEMENT

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

The fair value of the acquired assets and liabilities, and the resulting amount of goodwill was determined as follows:

Consideration – 119,134,980 outstanding shares of common stock of the Company at a closing price of $0.006 as of July 23, 2014		$714,810
Net recognized values of the Company’s identifiable assets and liabilities
Assets	$32,047
Liabilities	(750,702)	$718,655
Goodwill		$1,433,465

NOTE 5 – INVENTORIES

At September 30, 2014, inventories consisted of the following:

2014
Raw materials	$46,020
Finished goods	4,583
Inventories	$50,603

NOTE 6 – PROPERTY AND EQUIPMENT

At September 30, 2014, property and equipment consisted of the following:

2014
Office equipment	$3,466
Warehouse equipment	76,339
Computer equipment	7,436
Less: accumulated depreciation	(36,683)
Property and equipment	$50,558

For the nine months ended September 30, 2014 and 2013, the Company recorded depreciation expense of $12,600 and $9,436, respectively.

NOTE 7 – INTANGIBLE ASSETS

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

At September 30, 2014, the Company’s intangible assets, net of accumulated amortization, consisted of the following:

SMT assets	$416,265
MRP assets	60,000
Intangible assets	$476,265

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

NOTE 8 – NOTES PAYABLE

At September 30, 2014, the notes payable consisted of the following:

2014
Note payable, trade	$318,783
Note payable, derivative liability	250,000
Note payable, related party	239,000
Total	$807,783

At September 30, 2014, the notes payable, trade consisted of the following:

		2014
Unsecured term note payable to a former shareholder due January 2012, plus interest at 5% APR. Interest on overdue principal accruing at 10% APR.	(a)	$28,783
Convertible term note payable to a non-shareholder individual due August 1, 2015, plus interest at 10% APR, convertible at a variable number of shares upon conversion.	(b)	250,000
Secured term note payable to a current shareholder due December 31, 2014, plus interest at 14% APR.	(c)	20,000
Unsecured term note payable to a current shareholder, no due date, non-interest bearing.	(d)	10,000
Convertible term note payable to a non-shareholder individual due August 2016, plus interest at 10% APR, convertible at $0.02 per share of common stock.	(e)	10,000
Total		$318,783

As of September 30, 2014, the Company held a note payable (b) with a non-shareholder individual which contains a conversion feature in the amount of $250,000. The conversion feature of this note payable (b) calls for the note to be convertible to common stock of the Company at a rate of 50% of the average of the previous 10 days “Ask Price” of common shares of the Company. Furthermore, during the nine months ended September 30, 2014, two separate but current shareholders (c and d) loaned the Company a total of $30,000 for working capital, one current shareholder (c) in the amount of $20,000 and the other shareholder (d) in the amount of $10,000. Finally, a non-shareholder individual (e) loaned the Company $10,000 for working capital. The conversion rate for this note payable (e) calls for the note to be convertible at $0.02 per share of common stock.

At September 30, 2014, the Company was in arrears on the unsecured term notes payable (a) to the former shareholder. For the security on the note payable (c) to a current shareholder, the Company agreed to transfer the domain FormTool.com name to the shareholder to hold in escrow in case of default as the security on this note payable (c). The shareholder agreed to maintain the domain name in good standing throughout the term of the note and transfer the domain back to the Company within 30 days following final payment of the note. The Company incurred interest expense related to the stated rate of the convertible note (b) totaling $12,500 for the nine months ended September 30, 2014, of which $8,333 was paid.

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

RELATED PARTY

As of September 30, 2014, the Company held a non-interest bearing promissory note with a related party. The note payable is due on demand and totals $239,000. As of September 30, 2014, no principle payments have been made on this note. See Note 11.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

From January 2014 through July 2014, the Company sold 21,516,423 shares of common stock for net proceeds of $552,100.

In June 2014, the Company issued 8,510,458 shares of common stock to a convertible note holder as consideration for extending the maturity date of the convertible note payable. The Company recorded $225,000 as interest expense based on quoted trading prices for the Company’s stock.

In July 2014, the Company committed to issue a total of 6,000,000 restricted shares of common stock to an outside director at a price of five thousandths of a dollar ($0.005) per share, based on quoted trading prices for the Company’s common stock, in exchange for a portion of the funds ($30,000) the outside director previously loaned the Company for working capital.

In July 2014, the Company committed to issue a total of 500,000 restricted shares of common stock to an outside consultant at a price of six thousandths of a dollar ($0.006) per share, based on quoted trading prices for the Company’s common stock, in lieu of cash for consulting services previously rendered and valued at $3,000.

PREFERRED STOCK

In July 2014, as part of the Merger, the Company committed to issue a total of 111,193 shares of Series MX Convertible Preferred Stock in exchange for all of the outstanding capital stock of EcoSmart. These shares of Series MX Convertible Preferred Stock automatically converted, on a combined basis, into a total of 277,982,500 shares of restricted common stock upon the effectiveness of the amendment to the Company’s articles of incorporation increasing the number of authorized shares of the Company’s Common Stock.

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

In September 2014, an individual entered into a stock subscription agreement to purchase from the Company a total of 400 shares of Series MX Convertible Preferred Stock at a price of twenty-five dollars ($25.00) per share, such price paid to the Company in $10,000 in cash. These shares of Series MX Convertible Preferred Stock converted automatically on November 2014 into 1,000,000 (1:2,500) restricted shares of common stock.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the amount of potential liability the Company is likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect the Company’s financial condition.

On July 23, 2014, the Company entered into an employment agreement with the Company’s Chief Executive Officer. The term for the employment agreement is three (3) years and contains a provision for an incentive-based bonus, an amount in cash equal to one and one half percent (1.5%) of Free Cash Flow (FCF); provided, however, that such bonus does not exceed five hundred thousand dollars ($500,000) for any single Fiscal Year. The Company accrues this bonus on a quarterly. No amounts for bonuses have been earned or accrued as of September 30, 2014. The Company’s Chief Executive Officer has the following base annual salary rate:

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

Rent expense for the nine months ended September 30, 2014 and 2013 for this facility totaled $29,561 and $44,500, respectively.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company’s executive officers and employees, from time to time, make purchases of materials and various expense items (including business related travel) in the ordinary course of business via their personal credit cards in lieu of a corporate check for COD orders and/or prior to establishment of a line of credit with a vendor. The Company does not provide its employees or executive officers with corporate credit cards and reimburses these purchases as quickly as possible. The unpaid expense account balances $119,446 as of September 30, 2014 are included in Accounts payable, related parties on the Consolidated Balance Sheets.

As of December 31, 2013 and September 30, 2014, respectively, the Company has accrued $25,000 and $15,000, respectively, in contract fees for the preparation and filing of its annual and quarterly reports. The contractor who performed the work at the time was the Company’s one part-time employee as well as the spouse of the Company’s CEO. As of September 30, 2014, the contractor returned to the Company as a full-time employee.

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

During the nine months ended September 30, 2014, one of the Company’s outside directors agreed to take 6,000,000 restricted shares of common stock at a price of five thousandths of a dollar ($0.005) per share in exchange for a portion of the of the funds ($30,000) the outside director previously loaned the Company for working capital. See Note 9.

NOTE 12 – DISCONTINUED OPERATIONS

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

As a result of the decision to sell the QuickVerse® product line, the Company has classified the QuickVerse® product line as discontinued operations for the nine months ended September 30, 2014. The Company has recorded the remaining class of liabilities for the QuickVerse® product line as presented below:

Other current liabilities from discontinued operations:	September 30, 2014
Accrued royalties	$114,368
Other current liabilities from discontinued operations	$114,368

NOTE 13 – SUBSEQUENT EVENTS

Beginning in October 2014, the Company leased a research facility located at 223 Fentress Boulevard, Daytona Beach, Florida 32114 on a month to month basis. Monthly rent, including related sales and use taxes, is $2,300.

In October 2014, an individual entered into a common stock subscription agreement to purchase from the Company a total of 1,000,000 restricted shares of common stock at a price of one hundredths of a dollar ($0.01) per share, such price paid to the Company in $10,000 in cash. In addition, the individual received a warrant to purchase an additional 100,000 shares of common stock for a period of up to one year at an exercise price of $0.10 per share.

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

In November 2014, due to the amendment of the Company’s Articles of Incorporation, which increased the number of its authorized shares of common stock, all of the Company’s committed to issue shares of Series MX Convertible Preferred Stock (119,338) were automatically converted to a total of 298,345,000 (1:2,500) committed to issue restricted shares of common stock. This is due to the automatic conversion feature of the Company’s Series MX Convertible Preferred Stock.

In November 2014, an individual entered into a common stock subscription agreement to purchase from the Company a total of 1,000,000 restricted shares of common stock at a price of one hundredths of a dollar ($0.01) per share, such price paid to the Company in $10,000 in cash. In addition, the individual received a warrant to purchase an additional 100,000 shares of common stock for a period of up to one year at an exercise price of $0.10 per share.

During November 2014, the Company entered into a convertible note payable agreement with our current corporate counsel in the amount of $150,000, plus interest at 4.5% APR. This note agreement covers the amount that was due our corporate counsel as of October 31, 2014 and calls for the note to be convertible at $0.01 per share of common stock.

During November 2014, the Company entered into a convertible note payable agreement with one of the Company’s outside directors in the amount of $60,000, plus interest at 4.5% APR. The note calls for it to be convertible at $0.01 per share of common stock. This note agreement covers a portion of the amount that the outside director is owed under Accounts payable, related party as of September 30, 2104 for certain vendor payments made directly by the outside director’s personal credit card and/or for funds previously loaned to the Company for working capital.

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

In March 2015, the Company made a payment in the amount of $7,500 on an usecured note payable to a current shareholder. The remaining amount of this unsecured note payable to the current shareholder totals $7,500.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q/A are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Findex.com, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

For accounting purposes, we recognized the Merger in accordance with ASC 805-40, Reverse Acquisitions. Accordingly, Findex has been recognized as the accounting acquiree in relation to the Merger, with EcoSmart being the accounting acquirer, and our condensed consolidated financial statements for the reporting period from January 1, 2013 through July 23, 2014 being those of EcoSmart, not the enterprise historically recognized as Findex. Our condensed consolidated financial statements for the periods since July 24, 2014, the day after which the Merger was consummated, recognize Findex and EcoSmart as a single operating enterprise and entity for accounting and reporting purposes, albeit with a carryover capital structure inherited from Findex (attributable to the legal structure of the transaction). Readers of this quarterly report on Form 10-Q/A should note that, in order to provide materially relevant disclosure regarding certain of Findex’s historical, operational expenses not otherwise appropriately accounted for in our condensed consolidated financial statements given the applied accounting treatment described herein, certain disclosure is contained in the text of this report relating to such expenses that does not numerically align with the corresponding figures contained in our condensed consolidated financial statements.

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

Results of Continuing Operations for Quarters Ending September 30, 2014 and September 30, 2013

Statements of Operations for Three Months Ended September 30,	2014	2013	Change
Net revenues	$42,236	$58,014	$(15,778)
Cost of sales	(25,615)	(25,100)	(515)
Gross profit	$16,621	$32,914	$(16,293)
Sales, marketing and general and administrative expenses	(298,153)	(162,463)	(135,690)
Total operating expenses	$(298,153)	$(162,463)	$(135,690)
Loss from operations	$(281,532)	$(129,549)	$(151,983)
Other expenses, net	(9,979)	(6,250)	(3,729)
Loss before income taxes	$(291,511)	$(135,799)	$(155,712)
Income tax provision	---	---	---
Net loss from operations	$(291,511)	$(135,799)	$(155,712)

Statements of Operations for Nine Months Ended September 30,	2014	2013	Change
Net revenues	$111,771	$121,418	$(9,647)
Cost of sales	(73,395)	(67,098)	(6,297)
Gross profit	$38,376	$54,320	$(15,944)
Sales, marketing and general and administrative expenses	(904,381)	(533,518)	(370,863)
Total operating expenses	$(904,381)	$(533,518)	$(370,863)
Loss from operations	$(866,005)	$(479,198)	$(386,807)
Other expenses, net	(247,479)	(18,750)	(228,729)
Loss before income taxes	$(1,113,484)	$(497,948)	$(615,536)
Income tax provision	---	---	---
Net loss from operations	$(1,113,484)	$(497,948)	$(615,536)

The differing results of operations are primarily attributable to the following for the three and nine months ended September 30, 2014:

●	a decrease in net revenues and an increase in cost of sales related to our EcoSmart specialty coatings and surfacing product line;
●	an increase in sales, marketing and general and administrative expenses resulting from an increase in day to day operational expenses with the completed Merger with EcoSmart;
●	an increase in interest expense related to an issuance of our shares of common stock to a note holder as consideration for the extension of the maturity date of the note payable and the decrease in overall available cash to pay certain vendors.

In future periods, we anticipate an increase in overall Company revenues as well as an increase in overall sales, marketing and general and administrative expenses due to the completed Merger with EcoSmart that took place on July 23, 2014.

Revenues

The following tables present our revenues for operations for the three and nine months ended September 30, 2014 and September 30, 2013 and dollar and percentage changes from the prior year.

					Change
Revenues for Operations for Three Months Ending September 30,	2014	% to Sales	2013	% to Sales	$	%
Gross revenues	$42,636	38%	$58,014	48%	$(15,378)	27%
Less estimated sales returns and allowances	(400)	0%	---	0%	(400)	0%
Net revenues	$42,236	38%	$58,014	48%	$(15,778)	27%

					Change
Revenues for Operations for Nine Months Ended September 30,	2014	% to Sales	2013	% to Sales	$	%
Gross revenues	$112,171	100%	$121,418	100%	$(9,247)	8%
Less estimated sales returns and allowances	(400)	0%	---	0%	(400)	0%
Net revenues	$111,771	100%	$121,418	100%	$(9,647)	8%

The decrease in gross revenues for the three and nine months ended September 30, 2014 was attributable directly to our EcoSmart specialty coatings and surfacing product line. We anticipate an increase in overall Company revenues in future periods due to the completed Merger with EcoSmart that took place on July 23, 2014.

Cost of Sales

Cost of sales consists primarily of direct costs, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, and shipping our products. Cost of sales increased approximately $6,000 from approximately $67,000 for the nine months ended September 30, 2013 to approximately $73,000 for the nine months ended September 30, 2014 and increased approximately $500 for the three months ended September 30, 2014 from approximately $25,100 for the three months ended September 30, 2013 to approximately $25,600 for the three months ended September 30, 2014. The increase in cost of sales for the three and nine months ended September 30, 2014 are attributable to the following:

●	an increase in direct costs as we purchased more raw materials at a higher cost per unit due to not ordering in larger quantities due to our limited cash on hand;
●	an overall increase in royalties associated with our FormTool product line due to an increase of specific FormTool products that carry a higher royalty rate; and
●	offsetting to a degree, a decrease in freight-out as we engaged new shipping providers whom could provide us with discounted shipping costs for materials we received in as well as orders we shipped out.

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

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Operations for Three Months Ended September 30,	2014	% to Sales	2013	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	$1,726	4%	$5,525	10%	$(3,799)	69%
Total sales and marketing	$1,726	4%	$5,525	10%	$(3,799)	69%
Personnel costs	$124,928	293%	$100,900	174%	$24,028	24%
Amortization and depreciation	13,909	33%	13,319	23%	590	4%
Research and development	993	2%	27,356	47%	(26,363)	96%
Legal	79,278	186%	---	0%	79,278	0%
Accounting	4,735	11%	---	0%	4,735	0%
Rent	14,000	33%	10,000	17%	4,000	0%
Contract Services	12,500	29%	---	0%	12,500	0%
Directors fees	8,000	19%	---	0%	8,000	0%
Other general and administrative costs	38,084	89%	5,363	9%	32,721	610%
Total general and administrative	$296,427	695%	$156,938	271%	$139,489	89%
Total sales, marketing, general and administrative	$298,153	699%	$162,463	280%	$135,690	84%

					Change
Sales, General and Administrative Costs for Operations for Nine Months Ended September 30,	2014	% to Sales	2013	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	$15,290	14%	$20,040	17%	$(4,750)	24%
Total sales and marketing	$15,290	14%	$20,040	17%	$(4,750)	24%
Personnel costs	$305,508	272%	$327,738	270%	$(22,230)	7%
Amortization and depreciation	35,487	32%	48,216	40%	(12,729)	26%
Research and development	108,751	97%	70,538	58%	38,213	54%
Legal	93,803	84%	4,733	4%	89,070	1882%
Accounting	6,735	6%	---	0%	6,735	0%
Rent	29,561	26%	44,500	37%	(14,939)	34%
Contract services	15,500	14%	---	0%	15,500	0%
Directors fees	8,000	7%	---	0%	8,000	0%
Other general and administrative costs	285,746	255%	17,753	15%	267,993	1510%
Total general and administrative	$889,091	793%	$513,478	423%	$375,613	73%
Total sales, marketing, general and administrative	$904,381	806%	$533,518	439%	$370,863	70%

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the three and nine months ended September 30, 2014:

●	an overall decrease in personnel costs as we had cut our staff during the first of the year due to our limited cash on hand;
●	an increase in research and development expenses as we continued to test and explore market validation and longevity of our coatings within certain vertical markets;
●	an increase in accounting fees as we engaged an auditor to audit our financial statements since inception as part of a condition to complete the Merger;
●	an increase in legal expense due to the Company’s legal counsel completing the Merger with EcoSmart, and filing such announcement on a Form 8-K report, ;
●	an overall decrease in rent due to the limited amount of cash on hand;
●	an increase in contract services as we utilized the expertise of two outside contractors for investor and business development services; and
●	an increase in our other general and administrative costs such as travel and entertainment expenses due to the overall time it took the Company to complete the Merger with EcoSmart as well as relocating the Company’s headquarters and key personnel once the Merger was finalized.

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

Working Capital	September 30, 2014	December 31, 2013
Current assets	$80,049	$75,047
Current liabilities	$1,629,162	$771,686
Accumulated deficit	$2,714,161	$1,600,677

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no continuing assurance of it remaining manageable.

Cash Flows for Nine Months Ended September 30,	2014	2013	Change	%
Cash flows used by operating activities	$(591,899)	$(473,628)	$(118,271)	25%
Cash flows provided (used) by investing activities	$19,172	$(11,038)	$30,210	274%
Cash flows provided by financing activities	$582,099	$484,666	$97,433	20%

Net cash used by operating activities for the nine months ended September 30, 2014 and 2013 consisted mainly of payments going out for accounts payable items, accrued expenses and stock compensation.

The increase in cash provided by investing activities was primarily due to cash acquired during the nine months ended September 30, 2014.

For the nine months ended September 30, 2014, cash provided by financing activities was primarily the result of the sale of shares of our common stock in exchange for cash and the issuance of convertible debt.

Financing

Given practical considerations, we believe that our ability to meaningfully pursue our business plan in the immediate term will depend on the availability of cash, the precise amount of which is uncertain as the date of this quarterly filing on Form 10-Q/A given certain variables surrounding our ability to generate funds internally, including through sales of product and/or territorial distributorships. To the extent that it becomes necessary to access funds through a public or private sales of securities, as we currently anticipate, this is likely to be pursued through an offering involving common stock, preferred stock and/or convertible notes or debentures. In connection with any such contemplated financing, it may become necessary given market conditions and the unavailability of alternative options for us to issue additional shares of our common stock or securities exchangeable for shares of our common stock, including but not limited to convertible preferred stock or convertible notes or debentures containing so-called “floorless convertible” provisions that can be, and often are, extremely dilutive to existing stockholders upon conversion. Any such issuances, as well as any related issuances of common stock or other purchase warrants, would likely have the effect of depressing the market price of our common stock and diluting the interests of our common stockholders, potentially very significantly.

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

Discontinued Operations

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse® product line to WORDsearch. On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which was transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced. As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, and the sale of the QuickVerse® product line to WORDsearch was complete. As a result, we have classified this asset as discontinued operations for the three and nine months ended September 30, 2014.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q/A for the period ended September 30, 2014, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July 2014, we committed to issue a total of 500,000 restricted shares of common stock to an outside consultant at a price of six thousandths of a dollar ($0.006) per share in lieu of cash for consulting services previously rendered and valued at $3,000.

In September 2014, two separate individuals entered into stock subscription agreements to purchase from the Company a total of 400 shares each of series MX convertible preferred stock at a price of twenty-five dollars ($25.00) per share, such price paid to the Company in $10,000 in cash each (total $20,000). Each share of Series MX convertible preferred stock converts to 2,500 restricted shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this quarterly report on Form 10-Q/A for the period ended September 30, 2014, we are in default under a certain unsecured term note payable to a former shareholder in the total amount of approximately $39,000. The arrearage as of such date was $28,783, plus interest. In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q/A for the period ended September 30, 2014, there were no reportable events under this Item 5.

ITem 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

No.	Description of Exhibit
2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

2.2	Agreement and Plan of Merger by and among Findex.com, Inc., EcoSmart Acquisition Corp. EcoSmart Surface & Coating Technologies, Inc., and The Renewable Corp. dated July 23, 2014, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 29, 2014.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

4.1	Certificate of Designation of FIND Series MX Convertible Preferred Stock dated June 30, 2014, incorporated by reference to Exhibit 4.1 on Form 8-K filed July 29, 2014.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10	Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28	Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2012.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Binding Letter of Intent between Findex.com, Inc. and the Renewable Corporation dated October 29, 2013, incorporated by reference to Exhibit 10.38 on Form 8-K filed on November 4, 2013.

10.39	Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

10.40	Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated April 24, 2015. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated April 24, 2015. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: April 24, 2015	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)

