Form 10-Q
period 2015-03-31
FINDEX COM INC
filed 2015-05-19
CIK 1089061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 19, 2015 the registrant had outstanding 457,501,409 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR FISCAL QUARTER ENDED MARCH 31, 2015

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$121,673	$2,241
Accounts receivable, trade, net	13,313	38,602
Inventories, net	49,182	50,959
Other current assets	3,452	1,729
Total current assets	187,620	93,531
Property and Equipment, net	43,089	47,454
Intangible Assets, net	407,509	419,387
Goodwill	1,433,465	1,433,465
Total assets	$2,071,683	$1,993,837

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payables:
Notes payable, trade	$366,283	$323,783
Note payable, derivative liability	---	250,000
Note payable, related party	479,000	489,000
Accrued royalties	56,698	61,039
Accounts payable, trade	196,998	221,715
Accounts payable, related parties	72,529	67,702
Accrued payroll	304,954	251,127
Other current liabilities	53,064	68,730
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	1,643,894	1,847,464
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $.001 par value 5,000,000 shares authorized -0- shares issued and outstanding	---	---
Common stock, $.001 par value 900,000,000 shares authorized, 457,001,409 and 420,479,980 shares issued and outstanding, respectively	457,001	420,480
Additional paid-in capital	2,852,041	2,713,853
Accumulated deficit	(2,881,253)	(2,987,960)
Total stockholders’ equity	427,789	146,373
Total liabilities and stockholders’ equity	$2,071,683	$1,993,837

See accompanying notes.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014

Revenues, net of reserves and allowances		$42,768		$53,656
Cost of sales		17,703		36,582
Gross profit		25,065		17,074
Other operating expenses:
Sales and marketing expenses		2,559		3,461
Professional fees		56,001		9,372
Personnel costs (net of research and development direct labor costs)		102,217		128,717
Research and development		102,693		105,915
Rent		21,000		22,561
Other general and administrative expenses		44,002		125,469
Total operating expenses		328,472		395,495
Loss from operations		(303,407)		(378,421)
Interest expense		(13,176)		(6,250)
Gain on debt settlement		200,000		---
Loss from operations before income taxes		(116,583)		(384,671)
Income tax provision		---		---
Net loss		$(116,583)		$(384,671)

Net loss per share - Basic & Diluted:
Net loss per share from operations	$	---	$	---
Net loss per share	$	---	$	---

Weighted average shares outstanding:
Weighted average shares used in computing basic and diluted loss per share		433,053,155		85,835,931

See accompanying notes.

Findex.com, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2015		2014

Cash flows from operating activities:
Net Loss		$(116,583)		$(384,671)
Adjustments to reconcile net loss to cash used in operations:
Depreciation		4,365		9,700
Amortization		11,878		11,878
Stock issued for services		84,000		---
Gain on debt settlement		(200,000)		---
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable		25,289		(2,084)
Decrease in inventory		1,777		17,705
(Increase) in other current assets		(1,723)		---
Increase in accounts payable and accrued expenses		42,929		7,573
Net cash used in operating activities		(148,068)		(339,899)
Cash flows from investing activities:
Purchase of property and equipment		---		(299)
Net cash used by investing activities		---		(299)
Cash flows from financing activities:
Sale of common stock		285,000		260,000
Net payment of expenses by Parent		---		80,198
Payments made on term debt		(17,500)		---
Net cash provided by financing activities		267,500		340,198
Net increase in cash and cash equivalents		119,432		---
Cash and cash equivalents, beginning of year		2,241		200
Cash and cash equivalents, end of year		$121,673		$200

Supplemental cash flow information:
Interest paid		$13,176		$6,250
Issuance of debt for loan modification		$50,000	$	---
Issuance of common stock for directors fees		$29,000	$	---
Cash paid for income taxes	$	---	$	---

See accompanying notes.

Findex.com, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – FINDEX.cOM, Inc.

Findex.com, Inc. (“Findex,” the “Company,”) is incorporated under the laws of the State of Nevada and has its headquarters and operations are in Lake Park, Florida. The Company’s business is comprised of three distinct operating divisions.

EcoSmart Surface Technologies division manufactures and distributes a newly developed and customized, extremely durable flooring system that is applied with a patent pending process. With this system, a completely different looking floor can be applied over most existing hard flooring surfaces. The system can replicate the appearance of a variety of traditional substances, such as wood and stone, using an environmentally friendly technique, and can include decorative elements such as logos or other inlaid artwork that is sealed into the polymer finish coating.

EcoSmart Coating Technologies division manufactures and distributes a portfolio of patented and patent pending processes utilizing nano-technology glass coatings applicable to virtually every industry for corrosion protection, self-cleaning, self-sterilization, slip resistance, chemical resistance, anti-graffiti, energy and cosmetic improvement. The coatings can be used on virtually any surface thereby creating the proprieties of a glass surface, no matter what is coated. The coatings are particularly suited for corrosive industrial environments, high wear or high traffic protective requirements, marine coatings, consumer equipment coatings subject to mold, dust, or corrosion, surfaces in a medical environment, and an expanding range of industrial applications.

FormTool division is focused upon the production, marketing and distribution of a line of consumer software products that offer quality, professionally designed forms for business, accounting, construction, sales, real estate, human resources and personal organization needs.

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

The Company’s current intention is to continue to operate and further develop its FormTool product line and business, though it is expected that the Company’s primary focus will shift going forward in the direction of the business of EcoSmart, where the Company believes the opportunities for future growth are greater and have significantly more to offer economically.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in the Company’s Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on April 15, 2015.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany account balances and transactions have been eliminated.

Reclassifications

Certain accounts in the Company’s 2014 financial statements have been reclassified for comparative purposes to conform with the presentation in its 2015 financial statements.

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

There were no impairments of goodwill during the three months ended March 31, 2015.

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

There were no impairments of long-lived assets during the three months ended March 31, 2015.

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

The Company's financial instrument that was adjusted to fair value at each balance sheet date consisted of a derivative liability related to the conversion feature embedded in convertible debt. The Company’s derivative liability resulting from the issuance of convertible debt was reflected at fair value based on the terms of conversion which resulted in fair value approximating intrinsic value, which was consistent with level 3 inputs. During the three months ended March 31, 2015, the Company entered into a loan modification agreement for the convertible debt with the conversion feature which called for the convertible debt, along with the conversion feature to be cancelled. Therefore, at March 31, 2015, the Company had no derivative liabilities. See Note 7.

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

RESEARCH AND DEVELOPMENT

The Company’s research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, the Company records the research and development costs as a reduction against either personnel costs or professional fees. For facilities leasing related expenses, the Company records the research and development costs as a reduction against rent. For the three months ended March 31, 2015 and 2014, the Company recognized $102,693 and $105,915, respectively, in research and development costs.

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

The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2015 and 2014, because their impact was anti-dilutive:

For the three Months Ended March 31,	2015	2014
Warrants	24,500,000	---
Convertible notes payable	3,150,000	50,000,000
Total weighted average anti-dilutive potential common shares	27,650,000	50,000,000

RECENT ACCOUNTING PRONOUNCEMENTS

At March 31, 2015, there were no recent accounting pronouncements that the Company believed would have a material impact on its consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of March 31, 2015, the Company had negative working capital of $1,456,274, and an accumulated deficit of $2,881,253. The Company incurred a net loss of $116,583 and used $148,068 in operations for the three months ended March 31, 2015. Although these factors raise substantial doubt as to the Company’s ability to continue as a going concern, the Company has taken several actions intended to mitigate against this risk. These actions include the Merger Agreement with EcoSmart. See Note 3. These condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Merger Agreement contains certain detailed information regarding the terms of the Merger, which, in general, govern the contractual rights and relationships, and allocate certain risks, between and among the parties in relation to the Merger. The Merger Agreement additionally sets out the legal effects and procedural mechanics surrounding the conversion and exchange of the EcoSmart common stock and other securities into FIND securities, including how and when the EcoSmart security holders will receive new certificates reflecting the FIND securities to which they became entitled as a result of the Merger.

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

The fair value of the acquired assets and liabilities, and the resulting amount of goodwill was determined as follows:

Consideration – 119,134,980 outstanding shares of common stock of the Company at a closing price of $0.006 as of July 23, 2014		$714,810
Net recognized values of the Company’s identifiable assets and liabilities
Assets	$32,047
Liabilities	(750,702)	$718,655
Goodwill		$1,433,465

NOTE 4 – INVENTORIES

At March 31, 2015, inventories consisted of the following:

2015
Raw materials	$45,166
Finished goods	4,016
Inventories	$49,182

NOTE 5 – PROPERTY AND EQUIPMENT

At March 31, 2015, property and equipment consisted of the following:

2015
Office equipment	$3,466
Warehouse equipment	76,339
Computer equipment	8,708
Less: accumulated depreciation	(45,424)
Property and equipment	$43,089

For the three months ended March 31, 2015 and 2014, the Company recorded depreciation expense of $4,365 and $9,700, respectively.

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

At March 31, 2015, the Company’s intangible assets, net of accumulated amortization, consisted of the following:

SMT assets	$392,509
MRP assets	15,000
Intangible assets	$407,509

The SMT assets include a patent, a patent pending, trade secret technology, instructions, manuals and applicable materials on certain manufacturing processes, know-how, scientific testing equipment, warehouse equipment, shelving and shop supplies. The MRP assets include trade secret technology, instructions, manuals and applicable materials on certain manufacturing processes. For the three months ended March 31, 2015, the Company had no impaired carrying value of its SMT assets and MRP assets.

NOTE 7 – NOTES PAYABLE

At March 31, 2015, the notes payable consisted of the following:

2015
Note payable, trade	$366,283
Note payable, related party	479,000
Total	$845,283

At March 31, 2015, the notes payable, trade consisted of the following:

		2015
Unsecured term note payable to a former shareholder due January 2012, plus interest at 5% APR. Interest on overdue principal accruing at 10% APR.	(a)	$28,783
Unsecured term note payable to a shareholder individual due August 1, 2015, plus interest at 10% APR.	(b)	300,000
Secured term note payable to a current shareholder due December 31, 2014, plus interest at 14% APR.	(c)	20,000
Unsecured term note payable to a current shareholder, no due date, non-interest bearing.	(d)	7,500
Convertible term note payable to a non-shareholder individual due August 2016, plus interest at 10% APR, convertible at $0.02 per share of common stock.	(e)	10,000
Total		$366,283

As of March 31, 2015, the Company held a note payable (b) with a shareholder individual. The original note payable contained a conversion feature in the amount of $250,000. However, in March 2015, the Company entered into a loan modification agreement which called for the original note payable, along with the conversion feature, to be cancelled. Furthermore, the loan modification called for a replacement note to be entered into at the adjusted principal amount of $300,000, but without any conversion feature exercisable on the part of the holder. See Note 8. During the three months ended March 31, 2015, the Company repaid $7,500 of an unsecured note payable (d) to a current shareholder.

At March 31, 2015, the Company was in arrears on the unsecured term notes payable (a) to the former shareholder. For the security on the note payable (c) to a current shareholder, the Company agreed to transfer the domain FormTool.com name to the shareholder to hold in escrow in case of default as the security on this note payable (c). The shareholder agreed to maintain the domain name in good standing throughout the term of the note and transfer the domain back to the Company within 30 days following final payment of the note.

RELATED PARTY

At March 31, 2015, the notes payable, related party consisted of the following:

		2015
Non-interest bearing note payable, due on demand.	(a)	$239,000
Convertible note payable to a company controlled by an outside director due on demand, plus interest at 4.5% APR, convertible at $0.01 per share of common stock.	(b)	60,000
Convertible note payable to the Company’s current corporate counsel due on demand, plus interest at 4.5% APR, convertible at $0.01 per share of common stock.	(c)	150,000
Convertible note payable to an outside director due on demand, plus interest at 4.5% APR, convertible at $0.01 per share of common stock.	(d)	30,000
Total		$479,000

As of March 31, 2015, no principle payments have been made on note (a). Note payables (b) and (d) are agreements with an outside director and cover a portion of the amount that the outside director was owed for certain vendor payments made directly by the outside director’s personal credit card and/or for funds previously loaned to the Company for working capital. Note payable (c) is an agreement with the Company’s current corporate counsel and covers the amount that was due its corporate counsel at the year ended December 31, 2014. See Note 11. During the three months ended March 31, 2015, the Company repaid $10,000 of an unsecured note payable to a current shareholder.

NOTE 8 – GAIN ON DEBT SETTLEMENT

In March 2015, the Company recognized a gain on debt settlement in the amount of $200,000. This gain is a result of entering into a loan modification agreement with a shareholder that had held an outstanding convertible note agreement in the amount of $250,000 carrying a conversion feature that had the accounting effect of increasing the derivative liability associated with the obligation from $250,000 to $500,000. The loan modification called for the original convertible note payable ($250,000), along with the conversion feature ($250,000), dated July 2014 to be cancelled. In addition, the loan modification called for a replacement note payable to be entered into at the adjusted principal amount of $300,000, total, but without any conversion feature exercisable on the part of the holder. All other terms of the original note agreement remained unchanged. As a result, the Company recognized a net gain of $200,000, and has treated it as a gain from extinguishment of debt and included it in Gain on debt settlement on our condensed consolidated Statement of Operations for the three months ended March 31, 2015. See Note 7.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Price per share	Consideration	Number of Warrants	Footnotes
Common Stock Issuances
Sold for Cash
Three months ended March 31, 2015	Restricted Common Stock	Private Purchasers	28,500,000	$0.010	$285,000	2,850,000	1

Issued for compensation to employees, executive officers and board of directors
Three months ended March 31, 2015	Restricted Common Stock	Outside Directors	2,071,429	$0.014	$29,000	---	2

Issued for compensation to contractors
Three months ended March 31, 2015	Restricted Common Stock	Consultants	6,000,000	$0.014	$84,000	---	3

We relied in each case for these unregistered sales on the private offering exemption of Section 4(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the acquirer’s relative to their accreditation and/or sophistication (or from offeree or purchaser representatives, as applicable), (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the acquirer’s.

(1) These were sales made pursuant to private placement commenced as of December 8, 2014 carrying a purchase price of $10,000 per unit, with each such unit consisting of 1,000,000 shares of common stock (effectively priced at $0.01 per share) and a 1-year warrant to purchase an additional 100,000 shares of common stock at an exercise price of $0.10 per share. The amount referenced in each case represents the amount allocated strictly to the common stock.

(2) Shares to be issued in lieu of cash for partial director’s fees accrued and unpaid from January 2014 through December 2014. Consideration is calculated to be the value of the security at the date of issuance of March 6, 2015.

(3) Issued as compensation for consulting, planning, research and development and enhancement of sales opportunities. Consideration is calculated to be the value of the security at the date of issuance of March 6, 2015.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the amount of potential liability the Company is likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect the Company’s financial condition.

On July 23, 2014, the Company entered into an employment agreement with the Company’s Chief Executive Officer. The term for the employment agreement is three (3) years and contains a provision for an incentive-based bonus, an amount in cash equal to one and one half percent (1.5%) of Free Cash Flow (FCF); provided, however, that such bonus does not exceed five hundred thousand dollars ($500,000) for any single Fiscal Year. The Company accrues this bonus on a quarterly. No amounts for bonuses have been earned or accrued as of March 31, 2015. The Company’s Chief Executive Officer has the following base annual salary rate:

Chief Executive Officer
Base Annual Salary	$162,500

In addition to the bonus provision and the annual base salary, the Chief Executive Officer’s employment agreement provides for payment of the following for termination by reason of disability.

	Accrued Base Salary	Vested Deferred Vacation Compensation
Aggregate included in Accrued Payroll at March 31, 2015	$232,648	$12,501

The agreement also provides for severance compensation equal to the then base salary until the expiration of the term of the agreement. There is no severance compensation in the event of voluntary termination or termination for cause.

The Company entered into an employment agreement with Mr. Bo Inge Hakan Gimvang as Vice President of Research and Development in March 2015. Among other terms and provisions, the employment agreement provides that Mr. Gimvang will be employed by the Company with specific executive-level responsibilities for a term of 3 years, unless the term is either extended or the agreement is terminated at some time prior to the duration of the term by either party, either for cause, without cause, due to disability or death, or voluntarily. During the term of the employment agreement, and in addition to certain benefits, expense coverage and severance compensation, Mr. Gimvang is entitled to a base annual salary of not less than $120,000, as well as a royalty of 5% of the gross revenue, net of returns, for all revenues generated by the intellectual property that Mr. Gimvang has assigned to the Company.

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

Total rent expense, before adjustments of reclassified facilities cost for research and development, for the three months ended March 31, 2015 and 2014 for these facilities totaled $28,987 and $22,561, respectively.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company’s executive officers and employees, from time to time, make purchases of materials and various expense items (including business related travel) in the ordinary course of business via their personal credit cards in lieu of a corporate check for COD orders and/or prior to establishment of a line of credit with a vendor. The Company does not provide its employees or executive officers with corporate credit cards and reimburses these purchases as quickly as possible. The unpaid expense account balances are included in Accounts payable, related parties, on the Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2015, the Company experienced an increase in accounts payable due to related parties. In large part, this increase is attributed to certain vendor payments made directly by one of the Company’s outside directors, including the Company’s auditors and transfer agent, via his personal credit card. In addition, this increase is attributed to out of pocket expenses as well as certain vendor payments made directly by the Company’s CEO due to the limited available cash on hand. It was agreed at the time that all accounts payable due to related parties, including those due to these vendor payments, will be reimbursed as quickly as possible.

For the fiscal year ended December 31, 2014, the Company had accrued $15,000 in contract fees for the preparation and filing of its annual and quarterly reports. The contractor who performed the work at the time was the Company’s one part-time employee as well as the spouse of the Company’s CEO. As of March 31, 2015, the contractor returned to the Company as a full-time employee.

During the year ended December 31, 2014, one of the Company’s outside directors agreed to take 6,000,000 restricted shares of common stock at a price of five thousandths of a dollar ($0.005) per share in exchange for a portion of the of the funds ($30,000) the outside director previously loaned the Company for working capital.

As of March 31, 2015, the Company held a non-interest bearing promissory note with a current shareholder individual. The note payable is due on demand and totals $239,000. As of March 31, 2015, no principle payments have been made on this note. See Note 7.

As of March 31, 2015, one of the Company’s outside directors held two convertible note payable agreements with the Company. These convertible note payable agreements cover a portion of the amount that the outside director was owed for certain vendor payments made directly by the outside director’s personal credit card and/or for funds previously loaned to the Company for working capital. The first convertible note payable agreement is between the Company and a company controlled by the outside director and is in the amount of $60,000. It is due on demand, plus interest at 4.5% APR and convertible at $0.01 per share of common stock. The second convertible note payable agreement is between the Company and the outside director and is in the amount of $30,000. It is due on demand, plus interest at 4.5% APR and convertible at $0.01 per share of common stock. See Note 7.

As of March 31, 2015, the Company’s current corporate counsel held a convertible note payable agreement in the amount $150,000 with the Company. This note payable agreement covered the amount that was due the Company’s corporate counsel at the year ended December 31, 2014. The convertible note payable agreement is due on demand, plus interest at 4.5% APR and convertible at $0.01 per share of common stock. See Note 7.

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

As a result of the decision to sell the QuickVerse® product line, the Company has classified the QuickVerse® product line as discontinued operations for the three months ended March 31, 2015. The Company has recorded the remaining class of liabilities for the QuickVerse® product line as presented below:

Other current liabilities from discontinued operations:	March 31 2015
Accrued royalties	$114,368
Other current liabilities from discontinued operations	$114,368

NOTE 13 – SUBSEQUENT EVENTS

In April 2015, an individual entered into a common stock subscription agreement to purchase from the Company a total of 500,000 restricted shares of common stock at a price of one hundredths of a dollar ($0.01) per share, such price paid to the Company in $5,000 in cash. In addition, the individual received a warrant to purchase an additional 50,000 shares of common stock for a period of up to one year at an exercise price of $0.10 per share.

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

This information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this quarterly report, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

Description of Business

Findex.com, Inc. (“Findex,” the “Company,” “we,” “us,” or “our”) headquarters and operations are based in Lake Park, Florida. Our business is comprised of three distinct operating divisions. As a result of a recent merger (the “Merger”), two of these divisions, EcoSmart, centers around the development of a proprietary line of specialty materials coatings that have a broad range of value-adding industrial, commercial, and residential applications. The other division, FormTool, which we acquired in February 2008, is focused upon the production, marketing and distribution of a line of consumer software products that offer quality, professionally designed forms for business, accounting, construction, sales, real estate, human resources and personal organization needs.

For accounting purposes, we recognized the Merger in accordance with ASC 805-40, Reverse Acquisitions. Accordingly, Findex has been recognized as the accounting acquiree in relation to the Merger, with EcoSmart being the accounting acquirer, and our condensed consolidated financial statements for the reporting period from January 1, 2013 through July 23, 2014 being those of EcoSmart, not the enterprise historically recognized as Findex. Our condensed consolidated financial statements for the periods since July 24, 2014, the day after which the Merger was consummated, recognize Findex and EcoSmart as a single operating enterprise and entity for accounting and reporting purposes, albeit with a carryover capital structure inherited from Findex (attributable to the legal structure of the transaction). Readers of this quarterly report on Form 10-Q should note that, in order to provide materially relevant disclosure regarding certain of Findex’s historical, operational expenses not otherwise appropriately accounted for in our condensed consolidated financial statements given the applied accounting treatment described herein, certain disclosure is contained in the text of this report relating to such expenses that does not numerically align with the corresponding figures contained in our condensed consolidated financial statements.

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

Management Overview

A key focus of management during the three months ended March 31, 2015 centered on exploring and building relationships with potentially key strategic business partners, investors, and potential distributors and/or resellers of our products. Each of the strategic sell-side relationships were pointedly pursued in order to establish, further develop, and/or expand our existing market share within certain of our most aggressively targeted verticals. For this period, and for the indefinite future, management is committed to securing and solidifying foundational relationships within each of its hardscape, solar, oil, gas and mining, HVAC, and marine markets, and intends to allocate its financial and human resources accordingly.

During the period ending March 31, 2015, management remained focused on three primary areas identified as keys to the near-term viability, growth and prosperity of EcoSmart. One area is revenue generation, as effected through the formalization of various distribution and licensing relationships that the Company has been pursuing over time. A second area is the maximization of cash flow and return on existing assets, as effected through the refinement of internal production operations and throughput efficiencies. The third other area is corporate finance, and specifically the raising of capital necessary to bridge shortfalls in available cash, for both operational and capital investment purposes, through to the point, if at all, at which working capital and cash reserve levels are sufficient to be self-sustaining.

At this time, near-term liquidity poses a continuous challenge to us and is expected to continue to do so for the foreseeable future. Moreover, the need to find ways to stretch our very limited economic resources places ongoing strains on our very limited human resources.

Results of Operations for Quarters Ending March 31, 2015 and March 31, 2014

Statements of Operations for Three Months Ended March 31,	2015	2014	Change
Net revenues	$42,768	$53,656	$(10,888)
Cost of sales	(17,703)	(36,582)	18,879
Gross profit	$25,065	$17,074	$7,991
Sales, marketing and general and administrative expenses	(328,472)	(395,495)	67,023
Total operating expenses	$(328,472)	$(395,495)	$67,023
Loss from operations	$(303,407)	$(378,421)	$75,014
Other expenses, net	(13,176)	(6,250)	(6,926)
Gain on debt settlement	200,000	---	200,000
Loss before income taxes	$(116,583)	$(384,671)	$268,088
Income tax (provision)	---	---	---
Net loss from operations	$(116,583)	$(384,671)	$268,088

The differing results of operations are primarily attributable to the following for the three months ended March 31, 2015:

●	an approximate 20% decrease in net revenues year over year resulting from the loss of revenue from a VA hospital installation contract that, while not terminated, is currently being held in abeyance due to what we have been informed are governmental budget constraints;
●	a reduction in cost of sales resulting from a decrease in the price of certain production materials and freight-out expenses;
●	a year over year decrease in sales, marketing and general and administrative expenses;
●	an increase in interest expense due to accruals (i) on outstanding notes payable, the aggregate principal face amount of which is approximately 14% higher year over year, and (ii) on then-existing, unsatisfied accounts payable attributable to an increasing inability to timely service open credit vendor obligations within agreed-upon terms; and
●	an accounting gain realized in connection with a settlement agreement entered into with a current note holder.

Although there can be no assurance, in future periods, we anticipate an increase in overall Company revenues as well as an increase in overall sales, marketing and general and administrative expenses due to our anticipated growth and expansion in certain vertical markets.

Revenues

Our revenues decreased approximately $11,000, or 20%, from approximately $54,000 for the three months ended March 31, 2014 to approximately $43,000 for the three months ended March 31, 2015. This decrease in gross revenues was attributable to the loss of revenue from a VA hospital installation contract that, while not terminated, is currently being held in abeyance due to what we have been informed are governmental budget constraints. Although there can be no assurance, we anticipate an increase in overall Company revenues in future periods as we continue to pursue a variety of vertical markets that management has been targeting over the past year as near-term opportunities for revenue growth.

Cost of Sales

					Change
Cost of Sales for Operations for Three Months Ended March 31,	2015	% to Sales	2014	% to Sales	$
Direct costs	$12,140	28%	$31,939	60%	$(19,799)
Royalties	3,310	8%	1,073	2%	2,237
Freight-out	2,253	5%	3,570	7%	(1,317)
Cost of sales	$17,703	41%	$36,582	68%	$(18,879)

Cost of sales consists primarily of direct costs, royalties accrued to third party providers of intellectual property, and the costs associated with reproducing, packaging, and shipping our products. The decrease in cost of sales for the three months ended March 31, 2015 are attributable to the following:

●	a decrease in direct costs attributable to a change in certain suppliers for materials;
●	an increase in royalties due to an increase in sales of products that carry a royalty obligation; and
●	a decrease in freight-out resulting from a change in shipping service providers.

Into the immediate future, we anticipate that our direct costs are likely to increase because of escalating sales volume coupled with our continuing inability to make materials bulk purchases at substantial discount rates. Though there can be no assurance that our cash position and financial condition will improve over time, if it does, we intend to take advantage of bulk purchasing opportunities at discounted rates. More generally, we anticipate our cost of sales to increase in the future in relation to anticipated increases in our overall Company revenues.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Operations for Three Months Ended March 31,	2015	% to Sales	2014	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	$2,559	6%	$3,461	6%	$(902)	26%
Total sales and marketing	$2,559	6%	$3,461	6%	$(902)	26%
Personnel costs	$102,217	239%	$128,717	240%	$(26,500)	21%
Amortization and depreciation	16,243	38%	21,578	40%	(5,335)	25%
Legal	13,095	31%	9,179	17%	3,916	43%
Accounting	2,450	6%	---	0%	2,450	0%
Research and development	102,693	240%	105,915	197%	(3,222)	0%
Rent	21,000	49%	22,561	42%	(1,561)	7%
Directors fees	9,000	21%	---	0%	9,000	0%
Contract Services	28,500	67%	---	0%	28,500	0%
Other general and administrative costs	30,715	72%	104,084	194%	(73,369)	70%
Total general and administrative	$325,913	762%	$392,034	731%	$(66,121)	17%
Total sales, marketing, general and administrative	$328,472	768%	$395,495	737%	$(67,023)	17%

Our research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, we record the research and development costs as a reduction against either personnel costs or contract services. For facilities leasing related expenses, we record the research and development costs as a reduction against rent. For the three months ended March 31, 2015, we reclassified to research and development approximately $34,000 from total personnel costs, approximately $8,000 from rent, and approximately $60,000 from total contract services.

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the three months ended March 31, 2015:

●	a slight decrease in advertising and direct marketing year over year as certain costs incurred during the three months ended March 31, 2014 were non-recurring, non-capitalized expenses associated with the development of our Company website;
●	an overall increase in total personnel costs, before adjustments of reclassified wages for research and development, of approximately $8,000 from approximately$129,000 for the three months ended March 31, 2014 to approximately $137,000 for the three months ended March 31, 2015 as our staff and use of outside contractors increased based on operational growth;
●	a decrease in amortization and depreciation due to the advancing age of our property and equipment;
●	an increase in legal and accounting expenses due to the very significant changes in our operating business year over year, including those associated with related disclosure obligations under our Exchange Act reporting requirements;
●	an increase in total rent, before adjustments of reclassified facilities cost for research and development, of approximately $6,000, from approximately $23,000 for the three months ended March 31, 2014 to approximately $29,000 for the three months ended March 31, 2015, due to the addition of a lease agreement for a research facility located in Daytona Beach, Florida;
●	an increase in directors fees attributable to the addition of an outside director on our board of directors;
●	an increase in total contract services, before adjustments of reclassified contract services for research and development, as we (i) engaged an outside contractor for certain business development services, and (ii) issued stock as compensation to three consultants for their advisory services in connection with research and development and enhancement of sales opportunities; and
●	a decrease in our other general and administrative costs.

For the immediate future, and although there can be no assurance, we would anticipate our sales, marketing, general and administrative costs to increase in the future in relation to anticipated increases in our overall Company revenues.

Gain on Debt Settlement

For the three months ended March 31, 2015, we recognized a gain on debt settlement in the amount of $200,000. This gain is a result of entering into a loan modification agreement with a shareholder that had held an outstanding convertible note agreement in the amount of $250,000 carrying a conversion feature that had the accounting effect of increasing the derivative liability associated with the obligation from $250,000 to $500,000. The loan modification called for the original convertible note payable ($250,000), along with the conversion feature ($250,000), dated July 2014 to be cancelled. In addition, the loan modification called for a replacement note payable to be entered into at the adjusted principal amount of $300,000, total, but without any conversion feature exercisable on the part of the holder. All other terms of the original note agreement remained unchanged. As a result, we recognized a net gain of $200,000, and we have treated it as a gain from extinguishment of debt and included it in Gain on debt settlement on our condensed consolidated Statement of Operations for the three months ended March 31, 2015.

Income Taxes

For the three months ended March 31, 2015 and 2014, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

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

Working Capital	March 31, 2015	December 31, 2014
Current assets	$187,620	$93,531
Current liabilities	$1,643,894	$1,847,464
Accumulated deficit	$2,881,253	$2,987,960

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no continuing assurance of it remaining manageable.

Cash Flows for Three Months Ended March 31,	2015		2014	Change	%
Cash flows used by operating activities		$(148,068)	$(339,899)	$191,831	56%
Cash flows used by investing activities	$	---	$(299)	$299	100%
Cash flows provided by financing activities		$267,500	$340,198	$(72,698)	21%

Net cash used by operating activities for the three months ended March 31, 2015 and 2014 consisted mainly of payments going out for accounts payable items, accrued expenses and stock compensation.

The decrease in cash used by investing activities was primarily due to our not having made any capital investments during the three months ended March 31, 2015.

For the three months ended March 31, 2015, cash provided by financing activities was primarily the result of the sale of shares of our common stock and convertible notes in exchange for cash.

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

Discontinued Operations

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse® product line to WORDsearch. On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which was transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced. As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, and the sale of the QuickVerse® product line to WORDsearch was complete. As a result, we have classified this asset as discontinued operations for the three months ended March 31, 2015.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2015, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Consideration	Footnotes
Common Stock Issuances
Sold for Cash
1/15/2015	Common Stock	Private Purchaser	1,000,000	$10,000	1
2/2/2015	Common Stock	Private Purchaser	2,000,000	$20,000	1
2/4/2015	Common Stock	Private Purchaser	2,000,000	$20,000	1
2/6/2015	Common Stock	Private Purchaser	10,000,000	$100,000	1
2/17/2015	Common Stock	Private Purchaser	1,000,000	$10,000	1
2/17/2015	Common Stock	Private Purchaser	500,000	$5,000	1
2/18/2015	Common Stock	Private Purchaser	1,000,000	$10,000	1
3/31/2015	Common Stock	Private Purchaser	1,000,000	$10,000	1
3/31/2015	Common Stock	Private Purchaser	10,000,000	$100,000	1

Issued for compensation to employees, executive officers and board of directors
3/6/2015	Common Stock	Outside Director	357,143	$5,000	2
3/6/2015	Common Stock	Outside Director	1,714,286	$24,000	2

Issued for compensation to contractors
3/6/2015	Common Stock	Consultant	2,500,000	$35,000	3
3/6/2015	Common Stock	Consultant	2,500,000	$35,000	3
3/6/2015	Common Stock	Consultant	1,000,000	$14,000	3

We relied in each case for these unregistered sales on the private offering exemption of Section 4(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the acquirer’s relative to their accreditation and/or sophistication (or from offeree or purchaser representatives, as applicable), (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the acquirer’s.

(1) These were sales made pursuant to private placement commenced as of December 8, 2014 carrying a purchase price of $10,000 per unit, with each such unit consisting of 1,000,000 shares of common stock (effectively priced at $0.01 per share) and a 1-year warrant to purchase an additional 100,000 shares of common stock at an exercise price of $0.10 per share.  The amount referenced in each case represents the amount allocated strictly to the common stock.

(2) Shares to be issued in lieu of cash for partial director’s fees accrued and unpaid from January 2014 through December 2014.  Consideration is calculated to be the value of the security at the date of issuance.

(3) Issued as compensation for consulting, planning, research and development and enhancement of sales opportunities. Consideration is calculated to be the value of the security at the date of issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2015, we are in default under a certain unsecured term note payable to a former shareholder in the total amount of approximately $40,000. The arrearage as of such date was $28,783, plus interest. In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2015, there were no reportable events under this Item 5.

ITem 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

No.	Description of Exhibit
2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

2.2	Agreement and Plan of Merger by and among Findex.com, Inc., EcoSmart Acquisition Corp. EcoSmart Surface & Coating Technologies, Inc., and The Renewable Corp. dated July 23, 2014, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 29, 2014.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

4.1	Certificate of Designation of FIND Series MX Convertible Preferred Stock dated June 30, 2014, incorporated by reference to Exhibit 4.1 on Form 8-K filed July 29, 2014.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

No.	Description of Exhibit
10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10	Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

No.	Description of Exhibit
10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28	Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2012.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Binding Letter of Intent between Findex.com, Inc. and the Renewable Corporation dated October 29, 2013, incorporated by reference to Exhibit 10.38 on Form 8-K filed on November 4, 2013.

10.39	Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

No.	Description of Exhibit
10.40	Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

10.45	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Bo Inge Hakan Gimvang dated March 3, 2015, incorporated by reference to Exhibit 10.45 on Form 10-K filed on April 15, 2015.

10.46	Loan Modification Agreement and Promissory Note dated March 2, 2015, incorporated by reference to Exhibit 10.46 on Form 10-K filed on April 15, 2015.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated May 19, 2015. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 19, 2015. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: May 19, 2015	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)

