Form 10-Q
period 2015-06-30
FINDEX COM INC
filed 2015-08-19
CIK 1089061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At August 19, 2015 the registrant had outstanding 467,691,409 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR FISCAL QUARTER ENDED JUNE 30, 2015

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:	F-1

Condensed Consolidated Balance Sheets – June 30, 2015 (unaudited) and December 31, 2014	F-1

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and for the three and six months ended June 30, 2014 (unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2015 and for the three and six months ended June 30, 2014 (unaudited)	F-3

Notes to Condensed Consolidated Unaudited Financial Statements (unaudited)	F-4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Quantitative and Qualitative Disclosures About Market Risk	7

Item 4T. Controls and Procedures	7

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	8

Item 1A. Risk Factors	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	8

Item 4. Mine Safety Disclosures	8

Item 5. Other Information	8

Item 6. Exhibits	9

Signatures	12

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$13,653	$2,241
Accounts receivable, trade, net	19,260	38,602
Inventories, net	52,303	50,959
Other current assets	6,632	1,729
Total current assets	91,848	93,531
Property and Equipment, net	38,724	47,454
Intangible Assets, net	395,631	419,387
Goodwill	1,433,465	1,433,465
Total assets	$1,959,668	$1,993,837

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payables:
Notes payable, trade	$366,283	$323,783
Note payable, derivative liability	-	250,000
Note payable, related party	479,000	489,000
Accrued royalties	55,813	61,039
Accounts payable, trade	235,298	221,715
Accounts payable, related parties	53,183	67,702
Accrued payroll	388,015	251,127
Other current liabilities	65,967	68,730
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	1,757,927	1,847,464
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- shares issued and outstanding	-	-
Common stock, $.001 par value
900,000,000 shares authorized,
462,691,409 and 420,479,980 shares issued and outstanding, respectively	462,691	420,480
Additional paid-in capital	2,926,351	2,490,563
Accumulated deficit	(3,187,301)	(2,764,670)
Total stockholders’ equity	201,741	146,373
Total liabilities and stockholders’ equity	$1,959,668	$1,993,837

See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues, net of reserves and allowances	$39,106	$15,879	$81,874	$69,535
Cost of sales	13,562	11,197	31,265	47,779
Gross profit	25,544	4,682	50,609	21,756
Other operating expenses:
Sales and marketing expenses	2,907	10,103	5,466	13,564
Professional fees	60,661	10,366	116,662	19,738
Personnel costs (net of research and development direct labor costs)	134,182	51,863	236,399	180,580
Research and development	53,785	1,843	156,478	107,758
Other general and administrative expenses	66,207	136,559	131,209	284,589
Total operating expenses	317,742	210,734	646,214	606,229
Loss from operations	(292,198)	(206,052)	(595,605)	(584,473)
Interest expense	(13,850)	(231,250)	(27,026)	(237,500)
Gain on debt settlement	-	-	200,000	-
Loss from operations before income taxes	(306,048)	(437,302)	(422,631)	(821,973)
Income tax provision	-	-	-	-
Net loss	$(306,048)	$(437,302)	$(422,631)	$(821,973)

Net loss per share - Basic & Diluted:
Net loss per share from operations	$0.00	$0.00	$0.00	$(0.01)
Net loss per share	$0.00	$0.00	$0.00	$(0.01)

Weighted average shares outstanding:
Weighted average shares used in computing basic and diluted loss per share	458,433,827	92,291,435	445,813,603	89,081,516

See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net Loss	$(422,631)	$(821,973)
Adjustments to reconcile net loss to cash used in operations:
Depreciation	8,730	9,700
Amortization	23,756	11,878
Stock issued for services	84,000	-
Stock issued for notes payable	-	225,000
Gain on debt settlement	(200,000)	-
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	19,342	(2,084)
(Increase) decrease in inventory	(1,344)	18,893
Increase in other current assets	(4,903)	-
Increase in accounts payable and accrued expenses	156,962	6,486
Net cash used in operating activities	(336,088)	(552,100)
Cash flows from investing activities:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities:
Sale of common stock	365,000	552,100
Payments made on term debt	(17,500)	-
Net cash provided by financing activities	347,500	552,100
Net increase in cash and cash equivalents	11,412	-
Cash and cash equivalents, beginning of year	2,241	200
Cash and cash equivalents, end of period	$13,653	$200

Supplemental cash flow information:
Interest paid	$27,026	$237,500
Cash paid for income taxes	$-	$-

Schedule of non-cash investing and financing activities:
Issuance of debt for loan modification	$50,000	$-
Issuance of common stock for directors fees	$29,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – FINDEX.cOM, Inc.

Findex.com, Inc. (“Findex,” the “Company,”) is incorporated under the laws of the State of Nevada and has its headquarters and operations in Lake Park, Florida. The Company’s business is comprised of three distinct operating divisions.

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

There were no impairments of goodwill during the six months ended June 30, 2015.

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

There were no impairments of long-lived assets during the six months ended June 30, 2015.

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

The Company's financial instrument that was adjusted to fair value at each balance sheet date consisted of a derivative liability related to the conversion feature embedded in convertible debt. The Company’s derivative liability resulting from the issuance of convertible debt was reflected at fair value based on the terms of conversion which resulted in fair value approximating intrinsic value, which was consistent with level 3 inputs. During the six months ended June 30, 2015, the Company entered into a loan modification agreement for the convertible debt with the conversion feature which called for the convertible debt, along with the conversion feature to be cancelled. Therefore, at June 30, 2015, the Company had no derivative liabilities. See Note 7.

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

RESEARCH AND DEVELOPMENT

The Company’s research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, the Company records the research and development costs as a reduction against either personnel costs or professional fees. For facilities leasing related expenses, the Company records the research and development costs as a reduction against rent. For the six months ended June 30, 2015 and 2014, the Company recognized $156,478 and $107,758, respectively, in research and development costs.

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

The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the six months ended June 30, 2015 and 2014, because their impact was anti-dilutive:

For the Six Months Ended June 30,	2015	2014
Warrants	3,950,000	---
Convertible notes payable	24,500,000	50,000,000
Total weighted average anti-dilutive potential common shares	28,450,000	50,000,000

RECENT ACCOUNTING PRONOUNCEMENTS

At June 30, 2015, there were no recent accounting pronouncements that the Company believed would have a material impact on its consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of June 30, 2015, the Company had negative working capital of $1,666,079, and an accumulated deficit of $3,187,301. The Company incurred a net loss of $422,631 and used $336,088 of cash in operations for the six months ended June 30, 2015. Although these factors raise substantial doubt as to the Company’s ability to continue as a going concern, the Company has taken several actions intended to mitigate against this risk. These actions include the Merger Agreement with EcoSmart. See Note 3. These condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The fair value of the acquired assets and liabilities, and the resulting amount of goodwill was determined as follows:

Consideration – 119,134,980 outstanding shares of common stock of the Company at a closing price of $0.006 as of July 23, 2014		$714,810
Net recognized values of the Company’s identifiable assets and liabilities
Assets	$32,047
Liabilities	(750,702)	$718,655
Goodwill		$1,433,465

NOTE 4 – INVENTORIES

At June 30, 2015, inventories consisted of the following:

2015
Raw materials	$45,976
Finished goods	6,327
Inventories	$52,303

NOTE 5 – PROPERTY AND EQUIPMENT

At June 30, 2015, property and equipment consisted of the following:

2015
Office equipment	$3,466
Warehouse equipment	76,339
Computer equipment	8,708
Less: accumulated depreciation	(49,789)
Property and equipment	$38,724

For the six months ended June 30, 2015 and 2014, the Company recorded depreciation expense of $8,730 and $9,700, respectively.

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

At June 30, 2015, the Company’s intangible assets, net of accumulated amortization, consisted of the following:

SMT assets	$380,631
MRP assets	15,000
Intangible assets	$395,631

The SMT assets include a patent, a patent pending, trade secret technology, instructions, manuals and applicable materials on certain manufacturing processes, know-how, scientific testing equipment, warehouse equipment, shelving and shop supplies. The MRP assets include trade secret technology, instructions, manuals and applicable materials on certain manufacturing processes. For the six months ended June 30, 2015, the Company had no impaired carrying value of its SMT assets and MRP assets.

NOTE 7 – NOTES PAYABLE

At June 30, 2015, the notes payable consisted of the following:

2015
Note payable, trade	$366,283
Note payable, related party	479,000
Total	$845,283

At June 30, 2015, the notes payable, trade consisted of the following:

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

As of June 30, 2015, the Company held a note payable (b) with a shareholder individual. The original note payable contained a conversion feature in the amount of $250,000. However, in March 2015, the Company entered into a loan modification agreement which called for the original note payable, along with the conversion feature, to be cancelled. Furthermore, the loan modification called for a replacement note to be entered into at the adjusted principal amount of $300,000, but without any conversion feature exercisable on the part of the holder. See Note 8. During the six months ended June 30, 2015, the Company repaid $7,500 of an unsecured note payable (d) to a current shareholder.

At June 30, 2015, the Company was in arrears on the unsecured term notes payable (a) to the former shareholder. For the security on the note payable (c) to a current shareholder, the Company agreed to transfer the domain FormTool.com name to the shareholder to hold in escrow in case of default as the security on this note payable (c). The shareholder agreed to maintain the domain name in good standing throughout the term of the note and transfer the domain back to the Company within 30 days following final payment of the note.

RELATED PARTY

At June 30, 2015, the notes payable, related party consisted of the following:

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

As of June 30, 2015, no principle payments have been made on note (a). Note payables (b) and (d) are agreements with an outside director and cover a portion of the amount that the outside director was owed for certain vendor payments made directly by the outside director’s personal credit card and/or for funds previously loaned to the Company for working capital. Note payable (c) is an agreement with the Company’s current corporate counsel and covers the amount that was due its corporate counsel at the year ended December 31, 2014. See Note 11. During the six months ended June 30, 2015, the Company repaid $10,000 of an unsecured note payable to a current shareholder.

NOTE 8 – GAIN ON DEBT SETTLEMENT

In March 2015, the Company recognized a gain on debt settlement in the amount of $200,000. This gain is a result of entering into a loan modification agreement with a shareholder that had held an outstanding convertible note agreement in the amount of $250,000 carrying a conversion feature that had the accounting effect of increasing the derivative liability associated with the obligation from $250,000 to $500,000. The loan modification called for the original convertible note payable ($250,000), along with the conversion feature ($250,000), dated July 2014 to be cancelled. In addition, the loan modification called for a replacement note payable to be entered into at the adjusted principal amount of $300,000, total, but without any conversion feature exercisable on the part of the holder. All other terms of the original note agreement remained unchanged. As a result, the Company recognized a net gain of $200,000, and has treated it as a gain from extinguishment of debt and included it in Gain on debt settlement on our condensed consolidated Statement of Operations for the six months ended June 30, 2015. See Note 7.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Price per share	Consideration	Number of Warrants	Footnotes
Common Stock Issuances
Sold for Cash
Six months ended June 30, 2015	Restricted Common Stock	Private Purchasers	36,500,000	$0.010	$365,000	3,650,000	1

Issued for compensation to employees, executive officers and board of directors
Six months ended June 30, 2015	Restricted Common Stock	Outside Directors	2,071,429	$0.014	$29,000	---	2

Issued for compensation to contractors
Six months ended June 30, 2015	Restricted Common Stock	Consultants	6,000,000	$0.014	$84,000	---	3

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

(2) Shares to be issued in lieu of cash for partial director’s fees accrued and unpaid from January 2014 through December 2014. Consideration is calculated to be the value of the security at the date of grant of March 6, 2015.

(3) Issued as compensation for consulting, planning, research and development and enhancement of sales opportunities. Consideration is calculated to be the value of the security at the date of grant of March 6, 2015.

During the six months ended June 30, 2015 the Company cancelled 117,500 shares of common stock that was initially part of the Merger Agreement. These shares were cancelled due to a rounding adjustment.

Finally, during the six months ended June 30, 2015 the Company accepted the cancellation of 2,192,500 shares of common stock held by an officer of The Renewable Corporation which they received in part as a portion of the Merger Agreement. These shares were accepted by both parties as a cancellation due to the Company having to pay the audit fees which were incurred by The Renewable Corporation as part of the Merger Agreement that called for The Renewable Corporation to have fully audited books prior to the closing of the Merger Agreement. Due to the delinquency by The Renewable Corporation to the Company’s auditors and in order for the Company to continue to utilize its current auditor, the Company paid a total of $16,005 in audit fees on behalf of The Renewable Corporation.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the amount of potential liability the Company is likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect the Company’s financial condition.

On July 23, 2014, the Company entered into an employment agreement with the Company’s Chief Executive Officer. The term for the employment agreement is three (3) years and contains a provision for an incentive-based bonus, an amount in cash equal to one and one half percent (1.5%) of Free Cash Flow (FCF); provided, however, that such bonus does not exceed five hundred thousand dollars ($500,000) for any single Fiscal Year. The Company accrues this bonus on a quarterly basis. No amounts for bonuses have been earned or accrued as of June 30, 2015. The Company’s Chief Executive Officer has the following base annual salary rate:

Chief Executive Officer
Base Annual Salary	$162,500

In addition to the bonus provision and the annual base salary, the Chief Executive Officer’s employment agreement provides for payment of the following for termination by reason of disability.

	Accrued Base Salary	Vested Deferred Vacation Compensation
Aggregate included in Accrued Payroll at June 30, 2015	$283,218	$12,501

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

Total rent expense, before adjustments of reclassified facilities cost for research and development, for the six months ended June 30, 2015 for these facilities totaled $57,975.

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

During the six months ended June 30, 2015, the Company experienced a slight decrease in accounts payable due to related parties as some payments were made on previous balances owed. The accounts payable due to related parties is comprised of certain vendor payments made directly by one of the Company’s outside directors, including the Company’s auditors and transfer agent, via his personal credit card. In addition, the accounts payable due to related parties includes out of pocket expenses as well as certain vendor payments made directly by the Company’s CEO due to the limited available cash on hand. It was agreed at the time that all accounts payable due to related parties, including those due to these vendor payments, will be reimbursed as quickly as possible.

As of June 30, 2015, the Company held a non-interest bearing promissory note with a current shareholder individual. The note payable is due on demand and totals $239,000. As of June 30, 2015, no principle payments have been made on this note. See Note 7.

As of June 30, 2015, one of the Company’s outside directors held two convertible note payable agreements with the Company. These convertible note payable agreements cover a portion of the amount that the outside director was owed for certain vendor payments made directly by the outside director’s personal credit card and/or for funds previously loaned to the Company for working capital. The first convertible note payable agreement is between the Company and a company controlled by the outside director and is in the amount of $60,000. It is due on demand, plus interest at 4.5% APR and convertible at $0.01 per share of common stock. The second convertible note payable agreement is between the Company and the outside director and is in the amount of $30,000. It is due on demand, plus interest at 4.5% APR and convertible at $0.01 per share of common stock. See Note 7.

As of June 30, 2015, the Company’s current corporate counsel held a convertible note payable agreement in the amount $150,000 with the Company. This note payable agreement covered the amount that was due the Company’s corporate counsel at the year ended December 31, 2014. The convertible note payable agreement is due on demand, plus interest at 4.5% APR and convertible at $0.01 per share of common stock. See Note 7.

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

As a result of the decision to sell the QuickVerse® product line, the Company has classified the QuickVerse® product line as discontinued operations for the six months ended June 30, 2015. The Company has recorded the remaining class of liabilities for the QuickVerse® product line as presented below:

Other current liabilities from discontinued operations:	June 30, 2015
Accrued royalties	$114,368
Other current liabilities from discontinued operations	$114,368

NOTE 13 – SUBSEQUENT EVENTS

In July 2015, an individual entered into a common stock subscription agreement to purchase from the Company a total of 5,000,000 restricted shares of common stock at a price of one hundredths of a dollar ($0.01) per share, such price paid to the Company in $50,000 in cash. In addition, the individual received a warrant to purchase an additional 500,000 shares of common stock for a period of up to one year at an exercise price of $0.10 per share

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Management Overview

A key focus of management during the six months ended June 30, 2015 centered on exploring and building relationships with potentially key strategic business partners, investors, and potential distributors and/or resellers of our products. Each of the strategic sell-side relationships were pointedly pursued in order to establish, further develop, and/or expand our existing market share within certain of our most aggressively targeted verticals. For this period, and for the indefinite future, management is committed to securing and solidifying foundational relationships within each of its hardscape, solar, oil, gas and mining, HVAC, and marine markets, and intends to allocate its financial and human resources accordingly.

During the period ending June 30, 2015, management remained focused on three primary areas identified as keys to the near-term viability, growth and prosperity of EcoSmart. One area is revenue generation, as effected through the formalization of various distribution and licensing relationships that the Company has been pursuing over time. A second area is the maximization of cash flow and return on existing assets, as effected through the refinement of internal production operations and throughput efficiencies. The third other area is corporate finance, and specifically the raising of capital necessary to bridge shortfalls in available cash, for both operational and capital investment purposes, through to the point, if at all, at which working capital and cash reserve levels are sufficient to be self-sustaining.

At this time, near-term liquidity poses a continuous challenge to us and is expected to continue to do so for the foreseeable future. Moreover, the need to find ways to stretch our very limited economic resources places ongoing strains on our very limited human resources.

Results of Operations for Quarters Ending June 30, 2015 and June 30, 2014

Statements of Operations for Six Months Ended June 30,	2015	2014	Change
Net revenues	$81,874	$69,535	$12,339
Cost of sales	(31,265)	(47,779)	16,514
Gross profit	$50,609	$21,756	$28,853
Sales, marketing and general and administrative expenses	(646,214)	(606,229)	(39,985)
Total operating expenses	$(646,214)	$(606,229)	$(39,985)
Loss from operations	$(595,605)	$(584,473)	$(11,132)
Other expenses, net	(27,026)	(237,500)	210,474
Gain on debt settlement	200,000	---	200,000
Loss before income taxes	$(422,631)	$(821,973)	$399,342
Income tax (provision)	---	---	---
Net loss from operations	$(422,631)	$(821,973)	$399,342

Statements of Operations for Three Months Ended June 30,	2015	2014	Change
Net revenues	$39,106	$15,879	$23,227
Cost of sales	(13,562)	(11,197)	(2,365)
Gross profit	$25,544	$4,682	$20,862
Sales, marketing and general and administrative expenses	(317,742)	(210,734)	(107,008)
Total operating expenses	$(317,742)	$(210,734)	$(107,008)
Loss from operations	$(292,198)	$(206,052)	$(86,146)
Other expenses, net	(13,850)	(231,250)	217,400
Loss before income taxes	$(306,048)	$(437,302)	$131,254
Income tax (provision)	---	---	---
Net loss from operations	$(306,048)	$(437,302)	$131,254

The differing results of operations are primarily attributable to the following for the three and six months ended June 30, 2015:

●	an increase in net revenues resulting from the expansion of our products in the hardscape industry;
●	an overall reduction in cost of sales resulting from a decrease in the price of certain production materials and freight-out expenses;
●	an increase in sales, marketing and general and administrative expenses;
●	a decrease in interest expense as during the six months ended June 30, 2014 we experienced a large increase in interest expense related to an issuance of our shares of common stock to a note holder as consideration for the extension of the maturity date of the note payable; and
●	an accounting gain realized in connection with a settlement agreement entered into with a current note holder.

Although there can be no assurance, in future periods, we anticipate an increase in overall Company revenues as well as an increase in overall sales, marketing and general and administrative expenses due to our anticipated growth and expansion in certain vertical markets.

Revenues

Our net revenues increased approximately $12,000 from approximately $70,000 for the six months ended June 30, 2014 to approximately $82,000 for the six months ended June 30, 2015. Furthermore, we saw an increase in net revenues of approximately $23,000 from approximately $16,000 for the three months ended June 30, 2014 to approximately $39,000 for the three months ended June 30, 2015. These increases in net revenues are mainly attributed to the expansion of our products in the hardscape industry. Although there can be no assurance, we anticipate an increase in overall Company revenues in future periods as we continue to pursue a variety of vertical markets that management has been targeting over the past year as near-term opportunities for revenue growth.

Cost of Sales

					Change
Cost of Sales for Operations for Six Months Ended June 30,	2015	% to Sales	2014	% to Sales	$
Direct costs	$22,293	27%	$38,377	55%	$(16,084)
Royalties	4,300	5%	1,073	2%	3,227
Freight-out	4,672	6%	8,329	12%	(3,657)
Cost of sales	$31,265	38%	$47,779	69%	$(16,514)

					Change
Cost of Sales for Operations for Three Months Ended June 30,	2015	% to Sales	2014	% to Sales	$
Direct costs	$10,153	26%	$6,438	41%	$3,715
Royalties	990	3%	---	0%	990
Freight-out	2,419	6%	4,759	30%	(2,340)
Cost of sales	$13,562	35%	$11,197	71%	$2,365

Cost of sales consists primarily of direct costs, royalties accrued to third party providers of intellectual property, and the costs associated with reproducing, packaging, and shipping our products. The overall decrease in cost of sales for the six months ended June 30, 2015 are attributable to the following:

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

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Operations for Six Months Ended June 30,	2015	% to Sales	2014	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	$5,466	7%	$13,564	20%	$(8,098)	60%
Total sales and marketing	$5,466	7%	$13,564	20%	$(8,098)	60%
Personnel costs	$236,399	284%	$180,580	260%	$55,819	31%
Amortization and depreciation	32,486	39%	21,578	31%	10,908	51%
Legal	19,338	23%	14,545	21%	4,793	33%
Accounting	15,513	19%	2,000	3%	13,513	676%
Research and development	156,478	188%	107,758	155%	48,720	45%
Directors fees	18,000	22%	---	0%	18,000	0%
Contract Services	60,500	73%	---	0%	60,500	0%
Other general and administrative costs	102,034	122%	266,204	383%	(164,170)	62%
Total general and administrative	$640,748	769%	$592,665	852%	$48,083	8%
Total sales, marketing, general and administrative	$646,214	775%	$606,229	872%	$39,985	7%

					Change
Sales, General and Administrative Costs for Operations for Three Months Ended June 30,	2015	% to Sales	2014	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	$2,907	7%	$10,103	64%	$(7,196)	71%
Total sales and marketing	$2,907	7%	$10,103	64%	$(7,196)	71%
Personnel costs	$134,182	343%	$51,863	327%	$82,319	159%
Amortization and depreciation	16,243	42%	---	0%	16,243	0%
Legal	6,243	16%	5,366	34%	877	16%
Accounting	13,063	33%	2,000	13%	11,063	553%
Research and development	53,785	138%	1,843	12%	51,942	2818%
Directors fees	9,000	23%	---	0%	9,000	0%
Contract Services	32,000	82%	---	0%	32,000	0%
Other general and administrative costs	50,319	129%	139,559	879%	(89,240)	64%
Total general and administrative	$314,835	805%	$200,631	1263%	$114,204	57%
Total sales, marketing, general and administrative	$317,742	813%	$210,734	1327%	$107,008	51%

Our research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, we record the research and development costs as a reduction against either personnel costs or contract services. For facilities leasing related expenses, we record the research and development costs as a reduction against rent. For the six months ended June 30, 2015, we reclassified to research and development approximately $72,000 from total personnel costs, approximately $16,000 from rent, and approximately $60,000 from total contract services.

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the three and six months ended June 30, 2015:

●	a decrease in advertising and direct marketing year over year as certain costs incurred during the three and six months ended June 30, 2014 were non-recurring, non-capitalized expenses associated with the development of our Company website;
●	an overall increase in total personnel costs, before adjustments of reclassified wages for research and development, as our staff and use of outside contractors increased based on operational growth;
●	an increase in amortization and depreciation due to the continual amortization of our intangible assets;
●	an increase in legal and accounting expenses due to the very significant changes in our operating business year over year, including those associated with related disclosure obligations under our Exchange Act reporting requirements;
●	an increase in research and development as we continue to explore new markets and test our products in different vertical markets;
●	an increase in directors fees attributable to the addition of an outside director on our board of directors;
●	an increase in total contract services, before adjustments of reclassified contract services for research and development, as we (i) engaged an outside contractor for certain business development services, and (ii) issued stock as compensation to three consultants for their advisory services in connection with research and development and enhancement of sales opportunities; and
●	a decrease in our other general and administrative costs.

For the immediate future, and although there can be no assurance, we would anticipate our sales, marketing, general and administrative costs to increase in the future in relation to anticipated increases in our overall Company revenues.

Gain on Debt Settlement

For the six months ended June 30, 2015, we recognized a gain on debt settlement in the amount of $200,000. This gain is a result of entering into a loan modification agreement with a shareholder that had held an outstanding convertible note agreement in the amount of $250,000 carrying a conversion feature that had the accounting effect of increasing the derivative liability associated with the obligation from $250,000 to $500,000. The loan modification called for the original convertible note payable ($250,000), along with the conversion feature ($250,000), dated July 2014 to be cancelled. In addition, the loan modification called for a replacement note payable to be entered into at the adjusted principal amount of $300,000, total, but without any conversion feature exercisable on the part of the holder. All other terms of the original note agreement remained unchanged. As a result, we recognized a net gain of $200,000, and we have treated it as a gain from extinguishment of debt and included it in Gain on debt settlement on our condensed consolidated Statement of Operations for the six months ended June 30, 2015.

Income Taxes

For the six months ended June 30, 2015 and 2014, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

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

Working Capital	June 30, 2015	December 31, 2014
Current assets	$91,848	$93,531
Current liabilities	$1,757,927	$1,847,464
Accumulated deficit	$3,187,301	$2,987,960

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no continuing assurance of it remaining manageable.

Cash Flows for Six Months Ended June 30,	2015		2014		Change		%
Cash flows used in operating activities		$(336,088)		$(552,100)		$216,012	39%
Cash flows used in investing activities	$	---	$	---	$	---	0%
Cash flows provided by financing activities		$347,500		$552,100		$(204,600)	37%

Net cash used in operating activities for the six months ended June 30, 2015 and 2014 consisted mainly of payments going out for accounts payable items, accrued expenses and stock compensation.

The lack of cash used in investing activities was primarily due to our not having made any capital investments during the six months ended June 30, 2015.

For the six months ended June 30, 2015, cash provided by financing activities was primarily the result of the sale of shares of our common stock and convertible notes in exchange for cash.

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

Discontinued Operations

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse® product line to WORDsearch. On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which was transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced. As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, and the sale of the QuickVerse® product line to WORDsearch was complete. As a result, we have classified this asset as discontinued operations for the six months ended June 30, 2015.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2015, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Consideration	Footnotes
Common Stock Issuances
Sold for Cash
4/21/2015	Common Stock	Private Purchaser	500,000	$5,000	1
6/8/2015	Common Stock	Private Purchaser	5,000,000	$50,000	1
6/22/2015	Common Stock	Private Purchaser	2,500,000	$25,000	1

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

For the period ended June 30, 2015, we are in default under a certain unsecured term note payable to a former shareholder in the total amount of approximately $42,000. The arrearage as of such date was $28,783, plus interest. In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2015, there were no reportable events under this Item 5.

ITem 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

No.	Description of Exhibit
2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

2.2	Agreement and Plan of Merger by and among Findex.com, Inc., EcoSmart Acquisition Corp. EcoSmart Surface & Coating Technologies, Inc., and The Renewable Corp. dated July 23, 2014, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 29, 2014.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

4.1	Certificate of Designation of FIND Series MX Convertible Preferred Stock dated June 30, 2014, incorporated by reference to Exhibit 4.1 on Form 8-K filed July 29, 2014.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10	Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

No.	Description of Exhibit
10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25, 2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28	Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

No.	Description of Exhibit
10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2012.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Binding Letter of Intent between Findex.com, Inc. and the Renewable Corporation dated October 29, 2013, incorporated by reference to Exhibit 10.38 on Form 8-K filed on November 4, 2013.

10.39	Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

10.40	Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

10.45	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Bo Inge Hakan Gimvang dated March 3, 2015, incorporated by reference to Exhibit 10.45 on Form 10-K filed on April 15, 2015.

10.46	Loan Modification Agreement and Promissory Note dated March 2, 2015, incorporated by reference to Exhibit 10.46 on Form 10-K filed on April 15, 2015.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated August 19, 2015. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 19, 2015. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: August 19, 2015	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)

