Form 10-Q
period 2015-09-30
FINDEX COM INC
filed 2015-11-23
CIK 1089061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At November 23, 2015 the registrant had outstanding 471,691,409 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR FISCAL QUARTER ENDED SEPTEMBER 30, 2015

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:	F-1

Condensed Consolidated Balance Sheets – September 30, 2015 (unaudited) and December 31, 2014	F-1

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and for the three and nine months ended September 30, 2014 (unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and for the nine months ended September 30, 2014 (unaudited)	F-3

Notes to Condensed Consolidated Unaudited Financial Statements (unaudited)	F-4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Quantitative and Qualitative Disclosures About Market Risk	7

Item 4T. Controls and Procedures	8

PART II - OTHER INFORMATION:	9

Item 1. Legal Proceedings	9

Item 1A. Risk Factors	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Mine Safety Disclosures	9

Item 5. Other Information	9

Item 6. Exhibits	10

Signatures	13

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Current Assets:
Cash and cash equivalents	$2,300	$2,241
Accounts receivable, trade, net	21,760	38,602
Inventories, net	42,644	50,959
Other current assets	5,623	1,729
Total current assets	72,327	93,531
Property and Equipment, net	34,359	47,454
Intangible Assets, net	383,752	419,387
Goodwill	---	1,433,465
Total assets	$490,438	$1,993,837

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payables:
Notes payable, trade	$386,283	$323,783
Note payable, derivative liability	---	250,000
Note payable, related party	479,000	489,000
Accrued royalties	62,767	61,039
Accounts payable, trade	262,448	221,715
Accounts payable, related parties	65,906	67,702
Accrued payroll	452,719	251,127
Other current liabilities	95,777	68,730
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	1,919,268	1,847,464
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $.001 par value 5,000,000 shares authorized -0- shares issued and outstanding	---	---
Common stock, $.001 par value 900,000,000 shares authorized, 467,691,409 and 420,479,980 shares issued and outstanding, respectively	467,691	420,480
Additional paid-in capital	2,971,352	2,490,563
Accumulated deficit	(4,867,872)	(2,764,670)
Total stockholders’ equity	(1,428,829)	146,373
Total liabilities and stockholders’ equity	$490,438	$1,993,837

See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues, net of reserves and allowances	$77,330	$42,236	$159,204	$111,771
Cost of sales	21,962	25,615	53,227	73,395
Gross profit	55,368	16,621	105,977	38,376
Other operating expenses:
Sales and marketing expenses	10,485	1,726	15,951	15,290
Professional fees	56,518	110,080	173,180	129,818
Personnel costs (net of research and development direct labor costs)	109,246	124,928	345,645	305,508
Research and development	49,077	993	205,555	108,751
Other general and administrative expenses	60,660	60,426	191,869	345,014
Total operating expenses	285,986	298,153	932,200	904,381
Loss from operations	(230,618)	(281,532)	(826,223)	(866,005)
Interest expense	(16,489)	(9,979)	(43,515)	(247,479)
Gain on debt settlement	---	---	200,000	---
Impairment loss of Findex legacy software segment	(1,433,465)	---	(1,433,465)	---
Net loss before income taxes	(1,680,572)	(291,511)	(2,103,203)	(1,113,484)
Income tax provision	---	---	---	---
Net loss	$(1,680,572)	$(291,511)	$(2,103,203)	$(1,113,484)

Net loss per share - Basic & Diluted:
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Weighted average shares used in computing basic and diluted loss per share	467,147,931	116,385,060	453,003,193	109,250,445

See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015		2014

Cash flows from operating activities:
Net Loss		$(2,103,203)		$(1,113,484)
Adjustments to reconcile net loss to cash used in operations:
Depreciation		13,095		12,269
Amortization		35,635		22,919
Stock issued for services		84,000		117,500
Stock issued for accounts payable, related		---		30,000
Stock issued for accounts payable		---		3,000
Stock issued for notes payable		---		225,000
Gain on debt settlement		(200,000)		---
Impairment loss of Findex legacy software segment		1,433,465		---
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable		16,842		(12,915)
Decrease in inventory		8,315		25,061
(Increase) decrease in other current assets		(3,894)		1,977
Increase in accounts payable and accrued expenses		298,305		96,774
Net cash used in operating activities		$(417,441)		(591,899)
Cash flows from investing activities:
Cash acquired		---		19,172
Net cash provided in investing activities		---		19,172
Cash flows from financing activities:
Sale of common stock		415,000		572,099
Issuance of convertible debt		20,000		10,000
Payments made on term debt		(17,500)		---
Net cash provided by financing activities		417,500		582,099
Net increase in cash and cash equivalents		59		9,372
Cash and cash equivalents, beginning of year		2,241		200
Cash and cash equivalents, end of period		$2,300		$9,572
Supplemental cash flow information:
Interest paid		$16,523		$14,583
Cash paid for income taxes	$	---	$	---

Schedule of Non-Cash Investing and Financing Activities:
Issuance of debt for loan modification		$50,000	$	---
Issuance of common stock for accrued directors fees		$29,000		$30,000

See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

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

For the nine months ended September 30, 2015, the Company recognized $1,433,465 of goodwill impairment expense related to the Findex legacy software segment which is no longer being actively pursued. See Note 3.

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

There were no impairments of long-lived assets during the nine months ended September 30, 2015.

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

RESEARCH AND DEVELOPMENT

The Company’s research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, the Company records the research and development costs as a reduction against either personnel costs or professional fees. For facilities leasing related expenses, the Company records the research and development costs as a reduction against rent. For the nine months ended September 30, 2015 and 2014, the Company recognized $205,555 and $108,751, respectively, in research and development costs.

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

The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2015 and 2014, because their impact was anti-dilutive:

For the Nine Months Ended September 30,	2015	2014
Warrants	4,450,000	---
Convertible notes payable	24,500,000	50,000,000
Total weighted average anti-dilutive potential common shares	28,950,000	50,000,000

RECENT ACCOUNTING PRONOUNCEMENTS

At September 30, 2015, there were no recent accounting pronouncements that the Company believed would have a material impact on its consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States applicable to a going concern. As of September 30, 2015, the Company had negative working capital of $1,846,941, and an accumulated deficit of $4,867,872. The Company incurred a net loss of $2,103,203 and used $417,441 of cash in operations for the nine months ended September 30, 2015. Although these factors raise substantial doubt as to the Company’s ability to continue as a going concern, the Company has taken several actions intended to mitigate against this risk. These actions include the Merger Agreement with EcoSmart. See Note 3. These condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

For the nine months ended September 30, 2015, the Company recognized $1,433,465 of goodwill impairment expense related to the Findex legacy software segment which is no longer being actively pursued. See Note 1.

NOTE 4 – INVENTORIES

At September 30, 2015, inventories consisted of the following:

2015
Raw materials	$37,681
Finished goods	4,963
Inventories	$42,644

NOTE 5 – PROPERTY AND EQUIPMENT

At September 30, 2015, property and equipment consisted of the following:

2015
Office equipment	$3,466
Warehouse equipment	76,339
Computer equipment	8,708
Less: accumulated depreciation	(54,154)
Property and equipment	$34,359

For the nine months ended September 30, 2015 and 2014, the Company recorded depreciation expense of $13,095 and $12,269, respectively.

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

At September 30, 2015, the Company’s intangible assets, net of accumulated amortization, consisted of the following:

SMT assets	$368,752
MRP assets	15,000
Intangible assets	$383,752

The SMT assets include a patent, a patent pending, trade secret technology, instructions, manuals and applicable materials on certain manufacturing processes, know-how, scientific testing equipment, warehouse equipment, shelving and shop supplies. The MRP assets include trade secret technology, instructions, manuals and applicable materials on certain manufacturing processes. For the nine months ended September 30, 2015, the Company had no impaired carrying value of its SMT assets and MRP assets.

NOTE 7 – NOTES PAYABLE

At September 30, 2015, the notes payable consisted of the following:

2015
Note payable, trade	$386,283
Note payable, related party	479,000
Total	$865,283

At September 30, 2015, the notes payable, trade consisted of the following:

		2015
Unsecured term note payable to a former shareholder due January 2012, plus interest at 5% APR. Interest on overdue principal accruing at 10% APR.	(a)	$28,783
Unsecured term note payable to a shareholder individual due August 1, 2015, plus interest at 10% APR.	(b)	300,000
Secured term note payable to a current shareholder due December 31, 2014, plus interest at 14% APR.	(c)	20,000
Unsecured term note payable to a current shareholder, no due date, non-interest bearing.	(d)	7,500
Convertible term note payable to a non-shareholder individual due August 2016, plus interest at 10% APR, convertible at $0.02 per share of common stock.		10,000
Convertible term note payable to a current shareholder, no due date, plus interest of $2,000, convertible at $0.01 per share of common stock.		20,000
Total		$386,283

As of September 30, 2015, the Company held a note payable (b) with a shareholder individual. The original note payable contained a conversion feature in the amount of $250,000. However, in March 2015, the Company entered into a loan modification agreement which called for the original note payable, along with the conversion feature, to be cancelled. Furthermore, the loan modification called for a replacement note to be entered into at the adjusted principal amount of $300,000, but without any conversion feature exercisable on the part of the holder. See Note 8. During the nine months ended September 30, 2015, the Company repaid $7,500 of an unsecured note payable (d) to a current shareholder.

At September 30, 2015, the Company was in arrears on the unsecured term notes payable (a) to the former shareholder. For the security on the note payable (c) to a current shareholder, the Company agreed to transfer the domain FormTool.com name to the shareholder to hold in escrow in case of default as the security on this note payable (c). The shareholder agreed to maintain the domain name in good standing throughout the term of the note and transfer the domain back to the Company within 30 days following final payment of the note.

RELATED PARTY

At September 30, 2015, the notes payable, related party consisted of the following:

		2015
Non-interest bearing note payable, due August 3, 2016.	(a)	$239,000
Convertible note payable to a company controlled by an outside director due on demand, plus interest at 4.5% APR, convertible at $0.01 per share of common stock.	(b)	60,000
Convertible note payable to the Company’s current corporate counsel due on demand, plus interest at 4.5% APR, convertible at $0.01 per share of common stock.	(c)	150,000
Convertible note payable to an outside director due on demand, plus interest at 4.5% APR, convertible at $0.01 per share of common stock.	(d)	30,000
Total		$479,000

As of September 30, 2015, no principle payments have been made on note (a). Note payables (b) and (d) are agreements with an outside director and cover a portion of the amount that the outside director was owed for certain vendor payments made directly by the outside director’s personal credit card and/or for funds previously loaned to the Company for working capital. Note payable (c) is an agreement with the Company’s current corporate counsel and covers the amount that was due its corporate counsel at the year ended December 31, 2014. See Note 11. During the nine months ended September 30, 2015, the Company repaid $10,000 of an unsecured note payable to a current shareholder.

NOTE 8 – GAIN ON DEBT SETTLEMENT

In March 2015, the Company recognized a gain on debt settlement in the amount of $200,000. This gain is a result of entering into a loan modification agreement with a shareholder that had held an outstanding convertible note agreement in the amount of $250,000 carrying a conversion feature that had the accounting effect of increasing the derivative liability associated with the obligation from $250,000 to $500,000. The loan modification called for the original convertible note payable ($250,000), along with the conversion feature ($250,000), dated July 2014 to be cancelled. In addition, the loan modification called for a replacement note payable to be entered into at the adjusted principal amount of $300,000, total, but without any conversion feature exercisable on the part of the holder. All other terms of the original note agreement remained unchanged. As a result, the Company recognized a net gain of $200,000, and has treated it as a gain from extinguishment of debt and included it in Gain on debt settlement on our condensed consolidated Statement of Operations for the nine months ended September 30, 2015. See Note 7.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Price per share	Consideration	Number of Warrants	Footnotes
Common Stock Issuances
Sold for Cash
Nine months ended September 30, 2015	Restricted Common Stock	Private Purchasers	41,500,000	$0.010	$415,000	4,150,000	1

Issued for compensation to employees, executive officers and board of directors
Nine months ended September 30, 2015	Restricted Common Stock	Outside Directors	2,071,429	$0.014	$29,000	---	2

Issued for compensation to contractors
Nine months ended September 30, 2015	Restricted Common Stock	Consultants	6,000,000	$0.014	$84,000	---	3

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

During the nine months ended September 30, 2015 the Company cancelled 117,500 shares of common stock that was initially part of the Merger Agreement. These shares were cancelled due to a rounding adjustment.

Finally, during the nine months ended September 30, 2015 the Company accepted the cancellation of 2,192,500 shares of common stock held by an officer of The Renewable Corporation which they received in part as a portion of the Merger Agreement. These shares were accepted by both parties as a cancellation due to the Company having to pay the audit fees which were incurred by The Renewable Corporation as part of the Merger Agreement that called for The Renewable Corporation to have fully audited books prior to the closing of the Merger Agreement. Due to the delinquency by The Renewable Corporation to the Company’s auditors and in order for the Company to continue to utilize its current auditor, the Company paid a total of $16,005 in audit fees on behalf of The Renewable Corporation.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the amount of potential liability the Company is likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect the Company’s financial condition.

On July 23, 2014, the Company entered into an employment agreement with the Company’s Chief Executive Officer. The term for the employment agreement is three (3) years and contains a provision for an incentive-based bonus, an amount in cash equal to one and one half percent (1.5%) of Free Cash Flow (FCF); provided, however, that such bonus does not exceed five hundred thousand dollars ($500,000) for any single Fiscal Year. The Company accrues this bonus on a quarterly basis. No amounts for bonuses have been earned or accrued as of September 30, 2015. The Company’s Chief Executive Officer has the following base annual salary rate:

Chief Executive Officer
Base Annual Salary	$162,500

In addition to the bonus provision and the annual base salary, the Chief Executive Officer’s employment agreement provides for payment of the following for termination by reason of disability.

	Accrued Base Salary	Vested Deferred Vacation Compensation
Aggregate included in Accrued Payroll at September 30, 2015	$327,489	$12,501

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

Total rent expense, before adjustments of reclassified facilities cost for research and development, for the nine months ended September 30, 2015 for these facilities totaled $86,963.

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

During the nine months ended September 30, 2015, the Company experienced an increase in accounts payable due to related parties. The accounts payable due to related parties is comprised of certain vendor payments made directly by one of the Company’s outside directors, including the Company’s auditors and transfer agent, via his personal credit card. In addition, the accounts payable due to related parties includes out of pocket expenses as well as certain vendor payments made directly by the Company’s CEO due to the limited available cash on hand. It was agreed at the time that all accounts payable due to related parties, including those due to these vendor payments, will be reimbursed as quickly as possible.

As of September 30, 2015, the Company held a non-interest bearing promissory note with a current shareholder individual. The note payable is due on August 3, 2016 and totals $239,000. As of September 30, 2015, no principle payments have been made on this note. See Note 7.

As of September 30, 2015, one of the Company’s outside directors held two convertible note payable agreements with the Company. These convertible note payable agreements cover a portion of the amount that the outside director was owed for certain vendor payments made directly by the outside director’s personal credit card and/or for funds previously loaned to the Company for working capital. The first convertible note payable agreement is between the Company and a company controlled by the outside director and is in the amount of $60,000. It is due on demand, plus interest at 4.5% APR and convertible at $0.01 per share of common stock. The second convertible note payable agreement is between the Company and the outside director and is in the amount of $30,000. It is due on demand, plus interest at 4.5% APR and convertible at $0.01 per share of common stock. See Note 7.

As of September 30, 2015, the Company’s current corporate counsel held a convertible note payable agreement in the amount $150,000 with the Company. This note payable agreement covered the amount that was due the Company’s corporate counsel at the year ended December 31, 2014. The convertible note payable agreement is due on demand, plus interest at 4.5% APR and convertible at $0.01 per share of common stock. See Note 7.

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

As a result of the decision to sell the QuickVerse® product line, the Company has classified the QuickVerse® product line as discontinued operations for the nine months ended September 30, 2015. The Company has recorded the remaining class of liabilities for the QuickVerse® product line as presented below:

Other current liabilities from discontinued operations:	September 30, 2015
Accrued royalties	$114,368
Other current liabilities from discontinued operations	$114,368

NOTE 13 – SUBSEQUENT EVENTS

In October 2015, an individual entered into a common stock subscription agreement to purchase from the Company a total of 4,000,000 restricted shares of common stock at a price of $0.005 per share, such price paid to the Company in $20,000 in cash.

On November 1, 2015, the Company entered into a convertible promissory note with the Company’s current corporate counsel in the amount of $120,000. The convertible promissory note is due on demand, plus interest at 4.5% APR and is convertible into/for shares of common stock on the basis of a value per share equal to $0.007. The convertible promissory note is in the amount that was due the Company’s corporate counsel as of the date of the convertible promissory note.

On November 10, 2015, the Company entered into a convertible promissory note with the Company’s current corporate counsel in the amount of $10,000. The convertible promissory note is due on demand, plus interest at 12% APR and is convertible into/for shares of common stock on the basis of a value per share equal to $0.008.

On November 10, 2015, the Company entered into a certain business development consulting agreement with J.N.B., LLC. (“JNB”), a private Florida based advisory services firm, pursuant to which JNB will be working with the Company in connection with the development and cultivation of a broad array of strategically valuable relationships with potential industrial partners and customers, principally in relation to the Company’s oil and gas vertical markets. The agreement calls for twelve fixed obligation payments totaling $170,500 to be made the Company to JNB over the next twelve months, half of which amount is payable during the 90 day period following November 10, 2015.

On November 13, 2015, the Company entered into a convertible promissory note with a current shareholder in the amount of $100,000. The convertible promissory note has a term of thirty six months, plus interest at 10% APR and is convertible into/for shares of common stock on the basis of a value per share equal to $0.01.

On November 21, 2015, the Company sold the domain website name, www.formtool.com, and the FormTool registered trademark to a private company for $15,000 which is to be paid out in installments over twelve months. The Company will continue to operate its FormTool website under the domain name of www.formtool.us.

On November 21, 2015 the Company and a current note holder agreed to cancel a note payable, plus interest, totaling $24,379.85. In exchange, the current note holder will receive the installment payments totaling $15,000 originally owed to the Company for the sale of the domain website name, www.formtool.com, and the FormTool registered trademark.

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

Management Overview

A key focus of management during the nine months ended September 30, 2015 centered on exploring and building relationships with potentially key strategic business partners, investors, and potential distributors and/or resellers of our products. Each of the strategic sell-side relationships were pointedly pursued in order to establish, further develop, and/or expand our existing market share within certain of our most aggressively targeted verticals. For this period, and for the indefinite future, management is committed to securing and solidifying foundational relationships within each of its hardscape, solar, oil, gas and mining, HVAC, and marine markets, and intends to allocate its financial and human resources accordingly.

During the period ending September 30, 2015, management remained focused on three primary areas identified as keys to the near-term viability, growth and prosperity of EcoSmart. One area is revenue generation, as effected through the formalization of various distribution and licensing relationships that the Company has been pursuing over time. A second area is the maximization of cash flow and return on existing assets, as effected through the refinement of internal production operations and throughput efficiencies. The third other area is corporate finance, and specifically the raising of capital necessary to bridge shortfalls in available cash, for both operational and capital investment purposes, through to the point, if at all, at which working capital and cash reserve levels are sufficient to be self-sustaining.

At this time, near-term liquidity poses a continuous challenge to us and is expected to continue to do so for the foreseeable future. Moreover, the need to find ways to stretch our very limited economic resources places ongoing strains on our very limited human resources.

Results of Operations for Quarters Ending September 30, 2015 and September 30, 2014

Statements of Operations for Nine Months Ended September 30,	2015	2014	Change
Net revenues	$159,204	$111,771	$47,433
Cost of sales	(53,227)	(73,395)	20,168
Gross profit	$105,977	$38,376	$67,601
Sales, marketing and general and administrative expenses	(932,200)	(904,381)	(27,819)
Total operating expenses	$(932,200)	$(904,381)	$(27,819)
Loss from operations	$(826,223)	$(866,005)	$39,782
Other expenses, net	(43,515)	(247,479)	203,964
Gain on debt settlement	200,000	---	200,000
Impairment loss of Findex legacy software segment	(1,433,465)	---	(1,433,465)
Loss before income taxes	$(2,103,203)	$(1,113,484)	$(989,719)
Income tax (provision)	---	---	---
Net loss from operations	$(2,103,203)	$(1,113,484)	$(989,719)

Statements of Operations for Three Months Ended September 30,	2015	2014	Change
Net revenues	$77,330	$42,236	$35,094
Cost of sales	(21,962)	(25,615)	3,653
Gross profit	$55,368	$16,621	$38,747
Sales, marketing and general and administrative expenses	(285,986)	(298,153)	12,167
Total operating expenses	$(285,986)	$(298,153)	$12,167
Loss from operations	$(230,618)	$(281,532)	$50,914
Other expenses, net	(16,489)	(9,979)	(6,510)
Impairment loss of Findex legacy software segment	(1,433,465)	---	(1,433,465)
Loss before income taxes	$(1,680,572)	$(291,511)	$(1,389,061)
Income tax (provision)	---	---	---
Net loss from operations	$(1,680,572)	$(291,511)	$(1,389,061)

The differing results of operations are primarily attributable to the following for the three and nine months ended September 30, 2015:

●	an increase in net revenues resulting from the expansion of our products in the hardscape industry as well as the oil, gas and mining industry;
●	an overall reduction in cost of sales resulting from a decrease in the price of certain production materials and freight-out expenses;
●	an increase in sales, marketing and general and administrative expenses;
●	a decrease in interest expense as during the nine months ended September 30, 2014 we experienced a large increase in interest expense related to an issuance of our shares of common stock to a note holder as consideration for the extension of the maturity date of the note payable;
●	an accounting gain realized in connection with a settlement agreement entered into with a current note holder; and
●	a goodwill impairment expense related to the Findex legacy software segment which is no longer being actively pursued.

Although there can be no assurance, in future periods, we anticipate an increase in overall Company revenues as well as an increase in overall sales, marketing and general and administrative expenses due to our anticipated growth and expansion in certain vertical markets.

Revenues

Our net revenues increased approximately $47,000 from approximately $112,000 for the nine months ended September 30, 2014 to approximately $159,000 for the nine months ended September 30, 2015. Furthermore, we saw an increase in net revenues of approximately $35,000 from approximately $42,000 for the three months ended September 30, 2014 to approximately $77,000 for the three months ended September 30, 2015. These increases in net revenues are mainly attributed to the expansion of our products in the hardscape industry as well as in the oil, gas and mining industry. Although there can be no assurance, we anticipate an increase in overall Company revenues in future periods as we continue to pursue a variety of vertical markets that management has been targeting over the past year as near-term opportunities for revenue growth.

Cost of Sales

					Change
Cost of Sales for Operations for Nine Months Ended September 30,	2015	% to Sales	2014	% to Sales	$
Direct costs	$29,738	18%	$62,112	55%	$(32,374)
Royalties	16,157	10%	1,121	1%	15,036
Freight-out	7,332	5%	10,162	9%	(2,830)
Cost of sales	$53,227	33%	$73,395	65%	$(20,168)

					Change
Cost of Sales for Operations for Three Months Ended September 30,	2015	% to Sales	2014	% to Sales	$
Direct costs	$7,445	10%	$23,734	56%	$(16,289)
Royalties	11,857	15%	48	0%	11,809
Freight-out	2,660	3%	1,833	4%	827
Cost of sales	$21,962	28%	$25,615	60%	$(3,653)

Cost of sales consists primarily of direct costs, royalties accrued to third party providers of intellectual property, and the costs associated with reproducing, packaging, and shipping our products. The overall decrease in cost of sales for the nine months ended September 30, 2015 are attributable to the following:

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

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Operations for Nine Months Ended September 30,	2015	% to Sales	2014	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	$15,951	10%	$15,290	14%	$661	4%
Total sales and marketing	$15,951	10%	$15,290	14%	$661	4%
Personnel costs	$345,645	214%	$305,508	272%	$40,137	13%
Amortization and depreciation	48,730	30%	35,487	32%	13,243	37%
Legal	34,153	21%	93,803	84%	(59,650)	64%
Accounting	21,614	13%	6,735	6%	14,879	221%
Research and development	205,555	128%	108,751	97%	96,804	89%
Directors fees	30,000	19%	8,000	7%	22,000	275%
Contract Services	80,500	50%	15,500	14%	65,000	419%
Other general and administrative costs	150,052	93%	315,307	281%	(165,255)	52%
Total general and administrative	$916,249	569%	$889,091	793%	$27,158	3%
Total sales, marketing, general and administrative	$932,200	578%	$904,381	806%	$27,819	3%

					Change
Sales, General and Administrative Costs for Operations for Three Months Ended September 30,	2015	% to Sales	2014	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	$10,485	13%	$1,726	4%	$8,759	507%
Total sales and marketing	$10,485	13%	$1,726	4%	$8,759	507%
Personnel costs	$109,246	140%	$124,928	293%	$(15,682)	13%
Amortization and depreciation	14,444	19%	13,909	33%	535	4%
Legal	14,815	19%	79,278	186%	(64,463)	81%
Accounting	6,101	8%	4,735	11%	1,366	29%
Research and development	49,077	63%	993	2%	48,084	4842%
Directors fees	12,000	15%	8,000	19%	4,000	50%
Contract Services	20,000	26%	12,500	29%	7,500	60%
Other general and administrative costs	49,818	64%	52,084	122%	(2,266)	4%
Total general and administrative	$275,501	354%	$296,427	695%	$(20,926)	7%
Total sales, marketing, general and administrative	$285,986	368%	$298,153	699%	$(12,167)	4%

Our research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, we record the research and development costs as a reduction against either personnel costs or contract services. For facilities leasing related expenses, we record the research and development costs as a reduction against rent. For the nine months ended September 30, 2015, we reclassified to research and development approximately $110,000 from total personnel costs, approximately $24,000 from rent, and approximately $60,000 from total contract services.

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the three and nine months ended September 30, 2015:

●	an increase in advertising and direct marketing as we have increased our direct marketing efforts and began an overhaul on our Company website for the nine months ended September 30, 2015;
●	an overall increase in total personnel costs, before adjustments of reclassified wages for research and development, as our staff and use of outside contractors increased based on operational growth;
●	an increase in amortization and depreciation due to the continual amortization of our intangible assets;
●	a decrease in legal expenses for the nine months ended September 30, 2105 compared to the nine months ended September 30, 2014 due to the very significant changes in our operating business year over year, including those associated with related disclosure obligations under our Exchange Act reporting requirements which took place during the nine months ended September 30, 2014;
●	an increase in accounting expenses due to the continual quarterly reviews performed by our external auditor for the nine months ended September 30, 2015;
●	an increase in research and development as we continue to explore new markets and test our products in different vertical markets;
●	an increase in directors fees attributable to the addition of an outside director on our board of directors;
●	an increase in total contract services, before adjustments of reclassified contract services for research and development, as we (i) engaged an outside contractor for certain business development services, and (ii) issued stock as compensation to three consultants for their advisory services in connection with research and development and enhancement of sales opportunities; and
●	a decrease in our other general and administrative costs as we attempt to cut unnecessary expenses where we can.

For the immediate future, and although there can be no assurance, we would anticipate our sales, marketing, general and administrative costs to increase in the future in relation to anticipated increases in our overall Company revenues.

Gain on Debt Settlement

For the nine months ended September 30, 2015, we recognized a gain on debt settlement in the amount of $200,000. This gain is a result of entering into a loan modification agreement with a shareholder that had held an outstanding convertible note agreement in the amount of $250,000 carrying a conversion feature that had the accounting effect of increasing the derivative liability associated with the obligation from $250,000 to $500,000. The loan modification called for the original convertible note payable ($250,000), along with the conversion feature ($250,000), dated July 2014 to be cancelled. In addition, the loan modification called for a replacement note payable to be entered into at the adjusted principal amount of $300,000, total, but without any conversion feature exercisable on the part of the holder. All other terms of the original note agreement remained unchanged. As a result, we recognized a net gain of $200,000, and we have treated it as a gain from extinguishment of debt and included it in Gain on debt settlement on our condensed consolidated Statement of Operations for the nine months ended September 30, 2015.

Income Taxes

For the nine months ended September 30, 2015 and 2014, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

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

Working Capital	September 30, 2015	December 31, 2014
Current assets	$72,327	$93,531
Current liabilities	$1,919,268	$1,847,464
Accumulated deficit	$4,867,872	$2,987,960

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no continuing assurance of it remaining manageable.

Cash Flows for Nine Months Ended September 30,	2015		2014	Change	%
Cash flows used in operating activities		$(417,441)	$(591,899)	$174,458	29%
Cash flows provided in investing activities	$	---	$19,172	$(19,172)	100%
Cash flows provided by financing activities		$417,500	$582,099	$(164,599)	28%

Net cash used in operating activities for the nine months ended September 30, 2015 and 2014 consisted mainly of payments going out for accounts payable items, accrued expenses and stock compensation.

The lack of cash provided in investing activities was primarily due to our not having made any capital investments during the nine months ended September 30, 2015.

For the nine months ended September 30, 2015, cash provided by financing activities was primarily the result of the sale of shares of our common stock and convertible notes in exchange for cash.

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

Discontinued Operations

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse® product line to WORDsearch. On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which was transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced. As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, and the sale of the QuickVerse® product line to WORDsearch was complete. As a result, we have classified this asset as discontinued operations for the nine months ended September 30, 2015.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2015, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Consideration	Footnotes
Common Stock Issuances
Sold for Cash
7/10/2015	Common Stock	Private Purchaser	5,000,000	$50,000	1

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

(1) This was a sale made pursuant to private placement commenced as of December 8, 2014 carrying a purchase price of $10,000 per unit, with each such unit consisting of 1,000,000 shares of common stock (effectively priced at $0.01 per share) and a 1-year warrant to purchase an additional 100,000 shares of common stock at an exercise price of $0.10 per share. The amount referenced in each case represents the amount allocated strictly to the common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

For the period ended September 30, 2015, we are in default under a certain unsecured term note payable to a former shareholder in the total amount of approximately $43,000. The arrearage as of such date was $28,783, plus interest. In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest. In addition, we are in default under a certain unsecured term note payable to a current shareholder in the total amount of $300,000 plus interest. However, the shareholder has agreed to extend the note payable for an additional twelve months.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2015, there were no reportable events under this Item 5.

ITem 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

No.	Description of Exhibit
2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

2.2	Agreement and Plan of Merger by and among Findex.com, Inc., EcoSmart Acquisition Corp. EcoSmart Surface & Coating Technologies, Inc., and The Renewable Corp. dated July 23, 2014, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 29, 2014.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

4.1	Certificate of Designation of FIND Series MX Convertible Preferred Stock dated June 30, 2014, incorporated by reference to Exhibit 4.1 on Form 8-K filed July 29, 2014.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10	Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28	Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2012.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Binding Letter of Intent between Findex.com, Inc. and the Renewable Corporation dated October 29, 2013, incorporated by reference to Exhibit 10.38 on Form 8-K filed on November 4, 2013.

10.39	Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

10.40	Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

10.45	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Bo Inge Hakan Gimvang dated March 3, 2015, incorporated by reference to Exhibit 10.45 on Form 10-K filed on April 15, 2015.

10.46	Loan Modification Agreement and Promissory Note dated March 2, 2015, incorporated by reference to Exhibit 10.46 on Form 10-K filed on April 15, 2015.

10.47	Business development consulting agreement by and among Findex.com, Inc. and J.N.B., LLC. dated November 10, 2015, incorporated by reference to Exhibit 10.47 on Form 10-Q filed on November 16, 2015.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated November 23, 2015. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 23, 2015. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: November 23, 2015	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)

