Form 10-K
period 2015-12-31
FINDEX COM INC
filed 2016-04-14
CIK 1089061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $1,887,000.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At April 14, 2016, the registrant had outstanding 476,783,564 shares of common stock, of which there is only a single class.

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

ITEM 1. BUSINESS.

OVERVIEW

Findex.com, Inc.’s (“Findex,” the “Company,” “we,” “us,” or “our”) headquarters and operations are based in Lake Park, Florida. Other than two legacy businesses neither of which were material to our results of operations for the year ended December 31, 2015, we are a developer, manufacturer, and marketer of a proprietary line of specialty industrial glass-based smart surface coatings materials that have a broad range of industrial, commercial, and consumer applications. Our line of products center around a U.S. patented technology that, either on its own or when coupled with any of an array of available proprietary formula additives, offers a unique combination of beneficial surface properties that allow for a broad array of multi-surface and end-product applications. Among others, such applications include:

●	Heavy machinery, equipment and infrastructure throughout each of the oil and gas, and mining industries
●	Marine industry, vessels and infrastructure
●	Industrial HVAC equipment, commercial refrigeration systems, and power generators
●	Energy production equipment, including solar and wind
●	Hardscapes

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

Beginning in 1997, and although we were not then a reporting company under the Securities Exchange Act, our common stock was quoted on the OTC Bulletin Board (originally under the symbol “TIXX”, which was later changed to “TIXXD”). On May 13, 1999, we changed our name to FINdex.com, Inc. On March 7, 2000, in an effort to satisfy a then recently imposed NASD Rule eligibility requirement that companies quoted on the OTC Bulletin Board be fully reporting under the Securities Exchange Act (thereby requiring recently audited financial statements) and current in their filing obligations, we acquired, as part of a share exchange in which we issued 150,000 shares of our common stock, all of the outstanding capital stock of Reagan Holdings, Inc., a Delaware corporation. At the time of this transaction, Reagan Holdings was subject to the requirements of having to file reports pursuant to Section 13 of the Securities Exchange Act, had recently audited financial statements and was current in its reporting obligations. Having no operations, employees, revenues or other business plan at the time, however, it was a public shell company. As a result of this transaction, Reagan Holdings, Inc. became our wholly owned subsidiary and we became the successor issuer to Reagan Holdings for reporting purposes pursuant to Rule 12g-3 of the Securities Exchange Act. Shortly thereafter, we changed our stock symbol to “FIND”. Though it does not currently have any operations, employees, or revenues, Reagan Holdings remains our wholly owned subsidiary.

In addition to Reagan Holdings, we also have one other wholly owned subsidiary, Findex.com, Inc. (i.e. the same name as our own), a Delaware corporation. Like Reagan Holdings, this entity, too, does not currently have any operations, employees, or revenues. This subsidiary resulted from an acquisition on April 30, 1999 pursuant to which we acquired all of the issued and outstanding capital stock of FINdex Acquisition Corp., a Delaware corporation, from its then stockholders in exchange for 4,700,000 shares of our common stock, which, immediately following the transaction, represented 55% of our total outstanding common stock. Our purpose for this acquisition (under a previous management) was to broaden our then-existing stockholder base, an important factor in our effort to develop a strong market for our common stock. On May 12, 1999, in exchange for the issuance of 457,625 shares of FINdex Acquisition Corp. common stock, FINdex.com, Inc., another Delaware corporation (originally incorporated in December 1995 as FinSource, Ltd.), was merged with and into FINdex Acquisition Corp., with FINdex Acquisition Corp. remaining as the surviving entity. Our purpose for this merger (under a previous management) was to acquire a proprietary financial information search engine for the Internet which was to serve as the cornerstone for a Web-based development-stage business, but which has since been abandoned. As part of the certificate of merger relating to this transaction, FINdex Acquisition Corp. changed its name to FINdex.com, Inc. We currently own 4,700,000 shares of FINdex.com, Inc. (the Delaware corporation), representing 100% of its total outstanding common stock.

On July 23, 2014, we merged with EcoSmart Surface & Coating Technologies, Inc., a Florida corporation (“EcoSmart Florida”). Because, for accounting purposes, this merger was treated in accordance with ASC 805-40, Reverse Acquisitions, and Findex was recognized as the accounting acquiree in relation thereto with EcoSmart Florida as the accounting acquirer, our consolidated financial statements for the reporting period from January 1, 2013 through July 23, 2014 were those of EcoSmart Florida, not the enterprise historically recognized as Findex. Accordingly, our consolidated financial statements for the periods since July 24, 2014, the day after which the merger was consummated, recognize Findex and EcoSmart Florida as a single operating enterprise and entity for accounting and reporting purposes, albeit with a carryover capital structure inherited from Findex (attributable to the legal structure of the transaction). Readers of this annual report on Form 10-K should note that, in order to provide materially relevant disclosure regarding certain of Findex’s historical, operational expenses not otherwise appropriately accounted for in our consolidated financial statements given the applied accounting treatment described herein, certain disclosure is contained in the text of this report relating to such expenses, including e.g. executive compensation, director compensation, and audit fees, that does not numerically align with the corresponding figures contained in our consolidated financial statements.

Prior to the merger with EcoSmart Florida, and since 1999, our business had been developing, publishing, marketing, distributing and direct-selling off-the-shelf consumer and organizational software products for the Windows platform. Following divestitures of two software titles which had consistently accounted for the overwhelming majority of our revenues while owned by us, including our Membership Plus product line, which we sold in late 2007, and our flagship QuickVerse product line, which we sold during 2011, and title acquisitions during the same period that, in the aggregate, had been relatively insignificant in offsetting the loss of revenues associated with those major divestitures, our continuing operations, while not nominal, had been very limited and insubstantial in terms of revenue, both relative to what they had been prior thereto and by any appropriate standalone measure. Specifically, our operations immediately prior to the merger with EcoSmart Florida consisted exclusively of those relating to the FormTool line of products which we acquired in February 2008, as well as two language tutorial products, which were retained after the sale of the QuickVerse product line. Due to a continuing lack of capital over a number of years, we were unable to meaningfully grow the FormTool line and develop related products, and our business and financial prospects became increasingly challenged. Since the merger with EcoSmart Florida, our primary focus has shifted away from the continued development of our FormTool line and much more intently in the direction of our surfaces and coatings business, where we believe the opportunities for our future growth are greater and have significantly more to offer economically.

In its most recent corporate form, EcoSmart Florida was organized in 2012. The patents and other intellectual property forming the foundation of the EcoSmart business were originally developed during a preceding period dating back to 2003 in which it was operated by the developers of the Company’s technologies as Surface Modification Technologies, Inc. (“SMT”), a Florida corporation, and EcoSmart, LLC, a Florida limited liability company, which were sold together to The Renewable Corporation, a Florida based company with its common stock then traded in the over-the-counter market (“TRC”) in 2012. On January 20, 2012, EcoSmart Coating Technologies, Inc., a Florida corporation, was organized as a wholly-owned subsidiary of TRC. Simultaneously, EcoSmart Surface Technologies, Inc., also a Florida corporation, was formed as a wholly-owned subsidiary of TRC. With common ownership by TRC, the assets of each of SMT and EcoSmart, LLC were thereafter transferred in part to EcoSmart Coating Technologies, Inc. with the remainder to EcoSmart Surface Technologies, Inc. On September 18, 2012, EcoSmart Surface Technologies, Inc. changed its name to EcoSmart Surface & Coating Technologies, Inc. On October 19, 2012, EcoSmart Coating Technologies, Inc. was merged with and into EcoSmart Surface & Coating Technologies, Inc., leaving EcoSmart Surface & Coating Technologies, Inc. as the surviving corporation.

PRODUCTS, APPLICATIONS, AND MARKETS

The surface is an integral aspect of virtually every physical object and often plays a fundamental role in many of the processes -- beyond mere connectivity and structural support -- that govern chemical and biological interactions involving the object. In some instances, the surface serves to protect the internal elements of the object that it surrounds; in others, it provides an entry point into those chemical or biological systems. In most, combinations of these attributes are present, and the potential variations are both vast in number and complex in structure.

Our coatings business produces, markets, and distributes a line of effectively invisible glass-based specialty coatings – “smart surfaces” – that have a wide range of industrial, commercial, and household applications that add a competitive advantage to a given product or surface through a variety of protective and other features. Conventional coatings, which are bonded by mechanical means to whatever surface they are applied to, tend to fail, ultimately, in the bonding to the substrate, typically due to poor surface preparation or variation of temperature exposures. Uniquely, our coatings products consist of inorganic and organic combinatorial chemistry that causes them to bond chemically with the substrate, whether metal, cement-based, or organic (e.g. plastics). By utilizing covalent bonding that penetrates into the substrate and reacts directly with the free ion within, the otherwise resulting disbondment is avoided. The result is a much longer lasting and stronger coating, and, in turn, a longer life for the substrate that has been treated.

With an addition of only 50 millionths to 2 thousandths of an inch in surface thickness (depending on which product is used), no loss of either hardness, on the one hand, or pliability, on the other, and no reduction in photon (light) penetration, our patented platform technology, either on its own or when coupled with any of an array of available proprietary formula additives, offers the following unique combination of beneficial protective, maintenance-reducing, performance-enhancing and cosmetically-enhancing properties to most surfaces, including metals, plastics, paints, fabrics, vinyl, wood, masonry, or concrete, in each case without regard to temperature, climate or most other environmental conditions, without hazard to either human, animal or plant health/life, and for a period of up to as many as approximately 15-20 years:

Protective Benefits

Against Physical Surface Damage		Against Surface Appearance / Cosmetic Degradation
●	Resistant to Abrasion / Scratching	●	Resistant to Dust / Dirt / Grime
●	Resistance to Corrosion	●	Resistant to Staining
●	Resistant to Oxidation	●	Resistant to Color Fading
●	Resistant to (Effects of) Weather / Elements	●	Resistant to Fingerprints
●	Resistant to (Effects of) UV	●	Resistant to Marking / Graffiti
●	Resistant to (Effects of) All But Most Extreme Alkaline or Acidic Chemicals	●	Oleophobic (Oil-Repellent)
●	Resistance to (Effects of) Acid Rain
●	Resistance to (Effects of) Guano (excrement of birds, bats, seals, etc.)
●	Resistance to Termite Infestation

Against Human Health Risks / Contagion		Against Human Physical / Safety Risks
●	Resistant to Bacterial Growth / Germs (sometimes referred to as “Self-Sterilizing”)	●	Slip-Resistant When Wet
●	Resistant to Mold / Fungal Spore Growth
●	Resistant to Small and Large Viruses

Maintenance-Reducing Benefits (sometimes referred to as “Self-Cleaning” attributes)

●	Hydrophobic (Water-Repellent
●	Oleophobic (Oil-Repellent)
●	Resistant to Dust / Dirt / Grime
●	Rinses Cleans with Only Water and/or Mild Detergent

Performance-Enhancing Benefits

●	Improved Hydrodynamics / Drag Reduction / Fuel Efficiency
●	Improved Aerodynamics / Drag Reduction / Fuel Efficiency
●	Energy Efficiency

Cosmetically-Enhancing Benefits

●	Enhanced Color Clarity
●	Enhanced Gloss / Sheen
●	Enhanced Reflection

With the extraordinary array of beneficial properties identified above, certain but not all of which have been independently lab-tested and verified, the range of potential applications of our specialty coatings is notably far-reaching, spanning across numerous industrial, commercial, and consumer segments. While we are currently focusing our pursuit on only several of these potential applications, and there can be no assurance that we will ever pursue any one or more of the others, we have identified the following as potential markets, among others, to be explored and possibly pursued over time:

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

To date, we have not commissioned or otherwise undertaken or obtained any comprehensive market study in respect of any one or more of the above-listed potential product applications. Our immediate-term focus is on the following five, unrelated applications, each of which has been selected based on our combined assessment of (i) the relative size, age and projected growth trend of the subject market, (ii) experience, observational/anecdotal intelligence, and testing results previously obtained in relation to the application, (iii) the relative strength of the value proposition to prospective customers, (iv) the comparative time-to-market, (v) the comparative cost-to-market coupled with existing industry relationships and available resources, (vi) the relative geographic accessibility of the market, (vii) the seasonality of the market, if any, (viii) the relative barriers-to-entry within the market, (ix) the relative, projected length of the particular sales cycle, (x) the projected gross profit margins, (xi) both the presence within the subject market, together with the relative quality, of competitive products, and (xii) the relative size and strength of the individual competitors:

●

Hardscape. This is the market segment defined by us to include applications involving surfaces consisting of pavers, poured and stamped concrete, natural stone, brick, and ceramic tile. It has been targeted based on a combination of all of the factors identified above, with a particular emphasis on (i) geographic accessibility to the regional market of South Florida, in which the Company maintains its executive offices and principal operations, and (ii) relative ease of installation. At a competitive price point, our products offer this market a high-grade, functional alternative to comparatively under-performing water-based hardscape sealants, and one with numerous unique, secondary benefits. The marketing and sales strategy being applied by us is a dual-pronged approach aimed at manufacturers of primary materials, on the one hand, and contractor-installers, on the other. Able to rely for showcasing purposes on a major installation involving 310,000 square feet of pavers at the Palm Beach Outlet Mall in West Palm Beach, Fl., we believes we are poised for an aggressive roll-out in the hardscape arena.

●

Solar Panels, Reflectors and Heliostats. This is the alternative energy production and related hardware application market segment consisting of photovoltaic (PV) solar panel modules, reflectors, and heliostats (computer-controlled, curved mirrors which concentrate the sun’s rays and keep them reflected on a target as the sun moves across the sky) in relation to which the value-proposition associated with our product offerings arise out of the “self-cleaning” attributes they afford. Because of the economic importance in maximizing the capture of incoming photons for energy conversion output, insuring the consistent cleanliness of solar panels has become an increasingly high priority and a continuing challenge throughout the industry, and the worldwide demand for coatings with efficiently “self-cleaning” properties – such as those produced by us, which do not come at the expense of the optical properties of high transmission (in the PV modules) or high reflectance (in the heliostats) – is growing rapidly. In its earliest stages of market entrance, but driving the forefront, we are currently targeting both domestic and foreign PV panel manufacturers as well as operators of distributed solar energy farms. In respect of both groups, and though there can be no assurance, we seek to build our business through the securing of long-term, ongoing supply contracts. We are aggressively targeting this application based on a combination of all of the factors identified above, including most notably the relative newness and projected growth rate of the developing market. Recently conducted initial field tests utilizing our product, moreover, have been promising, showing in excess of a 30% increase in efficiency over uncoated PV array panels due primarily to increased cleanliness.

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

●

HVAC / Commercial Refrigeration Systems. This is the market segment application consisting of coatings for HVAC and commercial refrigeration systems intended to serve as protection from corrosion, including in salt water, acid, alkaline and chemical environments, and from clogging by particles of mold, pollen, dust, and soot. Testing in this area has shown that there is a significant efficiency loss factor on HVAC units due to natural oxidation and the restricted airflow caused by dirt that collects on the condenser coils. With a product that repels moisture and contaminants, offers increased operating/energy efficiency of 12-15% over the life of a subject condensing unit, and substantially reduced cleaning requirements generally, management believes a significant opportunity exists for us within this market. Accordingly, we have targeted this application based on a combination of all of the factors identified above and are currently in the process of developing a strategic marketing plan aimed at this segment.

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

In general, though not necessarily across all segments, we intend to pursue a strategic approach to identify market opportunities that rely on master distribution arrangements within individual product/application industry verticals. An emphasis is being made in the immediate-term on the establishment of such master distribution relationships holding what management believes to be an industrial customer-base with the greatest potential likelihood of benefitting without a significant lag-time by incorporating the specialty smart coatings as a product upgrade to their respective current offerings.

For purposes of development, competitive analysis, and prioritizing sales initiatives and resource deployment, we view our specialty coatings business in terms of numerous individual markets identified in each case by reference to the particular combination of our product, on the one hand, and targeted surface and application, on the other. While our complete line of individual specialty coatings products includes more than fifteen separate formulations, the following list identifies some of our principal products, by name, together with their respective primary targeted surfaces and application categories, as well certain information in each case relating to their unique benefits in relation to the target application:

Product Name:	ECT-1110 Interior Coating
Primary Targeted Surfaces:	indoor tile, masonry, paint, cement, plastics, fabric, flame-exposed, cryogenic
Primary Target Application Categories:	interior flooring and tiling
Featured Properties For Target Application:	hydrophobic (water-repellent) and oleophobic (oil-repellent); slip-resistant when wet; protective barrier at all temperatures resistant to abrasion/scratching, corrosion, oxidation, microbials, (effects of) weather/elements, UV, guano, acid rain, staining, color fading, mold/fungal spore growth

* * *

Product Name:	ECT-1120 General Purpose Polyurethane Coating
Primary Targeted Surfaces:	ceramic floor tile, terrazzo, granite
Primary Target Application Categories:	interior and exterior flooring and tiling / pavers
Featured Properties For Target Application:	water-based low VOC (volatile organic compound); extreme chemical-resistance; available with anti-slip additives; single coat potentially equivalent to three coats of competitive product in terms of physical performance.

* * *

Product Name:	ECT-1390 HVAC Corrosion Energy Coating
Primary Targeted Surfaces:	all surfaces of condensing unit, including coils, copper lines, compressor and cabinet
Primary Target Application Categories:	HVAC and refrigeration condensing units, micro turbines and other equipment on oil rigs
Featured Properties For Target Application:	“glassifying surface treatment”; condensing unit protection from corrosion, including in salt water, acid, alkaline and chemical environments; protection from clogging by particles of mold, pollen, dust, and soot; increased operating/energy efficiency of 12-15% over life of condensing unit; reduced cleaning requirements generally, and condensing units easily cleaned with only water and/or mild soap eliminating need for caustic coil cleaners; reduced maintenance for cooling towers and chiller barrels

* * *

Product Name:	ECT-1000 Universal Micro-Coating
Primary Targeted Surfaces:	glass, mirrors, fiberglass, paints, plastics, metals, fabrics, granites
Primary Target Application Categories:	automotive/motorcycle/marine interior and exteriors, countertops, sunglasses, surfboards, water and snow skis
Featured Properties For Target Application:	ultra-thin (50 millionths of an inch) gasified glass layer version of ECT-1000 that be easily applied directly by consumers and last for 6-8 months; hydrophobic (water-repellent) and oleophobic (oil-repellent); repels dirt and dust, including brake dust; exceptional clarity on glass and mirrors by filling in microscopic voids in the surface (tests conducted by the Ford Motor Company showed improvement in the “Distinction of Image” measurement (clarity of a glossy surface) of 10% on new, and 20% on old, automotive paint); protective barrier at all temperatures resistant to abrasion/scratching, corrosion, oxidation, microbials, (effects of) weather/elements, UV, guano, acid rain, acid damage from insects, staining, color fading, mold/fungal spore growth

* * *

Product Name:	ECT-1470 Hardscape Coating
Primary Targeted Surfaces:	pavers, concrete, roofing tile, ceramic tile, and other porous surfaces
Primary Target Application Categories:	floors, walls, decorative panels, swimming pools
Featured Properties For Target Application:	able to be applied in heavy coats; protective against staining, chemicals, UV fading, slipping; “self-cleaning”

The most unique feature shared by our coatings, and the specific focal point of a patent held by us and considered by management to be the centerpiece of our smart surface technology, is the positive surface charge they possess once applied. It is this positive surface charge that is responsible for their most unique and valuable properties identified above, including the hydrophobicity, oleophobicity, microbial and fungal resistance, dust-repellance, and the enhanced aerodynamics and hydrodynamics.

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

The additives used in our various coating formulations available to customers fall into three basic categories. In the first category are color tints, which, in recent years, have seen major technology advancements in terms of durability, variety and depth of color, reflectivity, and fade-resistance. Through developing strategic relationships, we have available to us a wide range of the most advanced offerings in this regard. In the second category are additives intended to provide increased hardness and wear-resistance. Here, too, we have access to what we believe are some of the most superior materials available. In the third category, EPA approved “on-contact” mechanical microbial germ and virus so-called “quat” (industrial and commercial quaternary ammonium) killers – that works in such a way as to prohibit the mutation of microbials which can otherwise become resistant over time to chemical kill mechanisms, such as antibiotics – capable of fortifying any of our coatings with additional protection against bacteria and relatively large viruses/microbials, including, for example, Methicillin-resistant Staphylococcus Aureus (more commonly known as “MRSA), Clostridium difficile bacterial infection (more commonly known as “C-diff”), and Influenza A virus subtype H1N1 (more commonly known as “H1N1” or “Swine Flu”). By combining our coatings – which, based on their positive surface charge, already powerfully discourage the growth of many of the smaller, more common viruses which can exist between active elements of existing “on-contact” killers (such as the Norovirus, for example, a concern long plaguing the vacation cruise ship industry) – with a quat and certain other additives available to us, a unique, broader spectrum of microbial protection is afforded, un-matched, in the belief of the Company’s management, by any other product in anti-microbial effectiveness.

LONG-TERM STRATEGIC DIRECTION

Although there can be no assurance, over time, we intend to progress in the strategic direction of becoming a leading research-oriented high-tech specialty “smart-surface” materials development and licensing company centered around a highly qualified research team and state-of-the-art research lab and applying a combination of organic and inorganic chemistries, materials science engineering, and nanotechnology. We currently have expertise and capabilities in each of these areas.

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

MANUFACTURING AND FULFILLMENT

We currently conduct all manufacturing and fulfillment operations on our own at our facility in Lake Park, FL. Though output capacity is only approximately 150 gallons per day currently, we intend to approximately double that in-house capacity in the near future, subject to having available to it the capital investment requirements. Management is additionally in the process of negotiating a higher volume, ISO-quality toll manufacturing arrangements with reputable contract manufacturers which, once finalized, are expected to be relied upon by us for production of higher sales volume products. In both cases, the manufacturing process is comprised largely of combining and blending raw materials and chemicals, including additives, in each case consistent with our proprietary formulations, and bottling of final product into labeled, quart and gallon containers. In general, on-hand inventory is kept to a minimum and built up based on forecasted near-term sales.

Backlog

In general, we do not manufacture our products against a backlog of orders and do not consider backlog to be a significant indicator of the level of future sales activity. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Accordingly, we do not believe that backlog information is material to an understanding of our overall business and should not be considered a reliable indicator of our ability to achieve any particular level of revenue or other metric of financial performance.

Product Returns Policies and Warranties

Our product returns policies and warranties differ materially based on the type of surface to which our products are being applied as well as the anticipated performance life of the particular product.

In general, we maintain a consistent return policy relative to any products in relation to which there is either no associated installation or, if there is an installation involved, it is one that we have no participation in or responsibility for (as may be the case in relation to our paver application specialty coating products). The policy under such circumstances requires that the subject products be returned unopened within no more than 30 days of purchase, and that all shipping charges associated with the return be borne by the customer, together with a re-stocking fee equal to 10% of the corresponding purchase price unless the return is received in the form of purchase credit. For a period of up to five years from purchase, a warranty is extended in such cases to customers relative to both the chemical integrity (as represented upon sale) and the performance integrity of the coatings based on the specific characteristics of the subject product and application, and the corresponding representations made by the Company in relation thereto.

Our returns policies and product warranties are general policies and warranties and are subject to change in relation to any particular sale. Further, the general policies and warranties themselves are subject to change from time to time and are likely to evolve as our operations and revenues develop.

SIGNIFICANT CUSTOMERS AND VENDORS

During the years ended December 31, 2015 and 2014, we generated a significant portion of our revenues from certain customers as follows:

	% of Total Revenues
Customer	2015	2014
PCS Phosphate Company Inc.	32.85%	29.47%
Superior Surfaces	12.72%	1.53%

For the year ended December 31, 2015, our revenues were approximately 93% attributable to sales within the specialty coatings division and approximately 7% attributable to sales within the software division. In the future, the Company anticipates that the majority of its revenues will be derived from the specialty coatings division.

During the years ended December 31, 2015 and 2014, our significant product and chemical raw material purchases were as follows:

	% to Total Products
	2015	2014
Vendor A	46.40%	29.27%
Vendor B	17.43%	18.08%
Vendor C	16.94%	---

We currently have no long-term written agreements with any of these vendors. The payment terms are generally net 30 days, and we are not substantially dependent upon any one or more of them; all are easily replaceable with any locally or nationally available supplier.

RESEARCH AND DEVELOPMENT

Though a substantial and growing percentage of our operating expense, our research and development (“R&D”) has been very modest in recent years, in real dollar terms, due to a lack of allocable funds. The limited R&D activities that have been pursued over this period have been conducted exclusively in-house.

Our R&D objective is to leverage our unique, integrated, emerging science capabilities to drive revenue and margin growth. Our R&D initiatives are principally focused on our strategic priority of achieving a leadership position across the relatively higher margin, science-driven segments of the specialized coatings and surfaces markets in which it operates by developing and refining differentiated, advanced industrial and related coatings and surface materials. We believe that our specialized scientific expertise, together with our developing R&D program, combine to provide us with distinctive, competitive advantages that position us to establish broad global reach over time and deep market penetration in our market verticals.

Our EcoSmart R&D team is led by senior research and development personnel.

We continue to protect our R&D investments and assets through application of a comprehensive intellectual property strategy. See discussion under “Intellectual Property.”

REGULATION

We are subject to an extensive variety of stringent regulations under numerous U.S. federal, state, local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other harmful materials. These regulations have potential implications for us in terms of our manufacturing operations, product handling and use by customers and agents, as well as installation processes. In this regard, we will likely have to expend substantial amounts to comply with such laws and regulations as well as establish a policy to minimize our environmental emissions. Nevertheless, legislative, regulatory and economic uncertainties (including existing and potential laws and regulations pertaining to climate change) may make it difficult for us to project future spending for these purposes and, if there is an acceleration in new regulatory requirements, we may be required to expend substantial additional funds to remain in compliance.

COMPETITION

Product performance, technology, cost effectiveness, quality and technical and customer service are major competitive factors in the industrial coatings businesses. We are unaware of any one or more products possessing the same combination of physical properties, and that, on the whole, offers the same array of benefits, as its proprietary line of specialty smart surface coatings. There can be no assurance, however, that there not products under development or already in existence and in the early stages of market introduction of which management is not yet aware. The market for industrial and product performance coatings is extremely large, broad in scope, and consists of many different segments and sub-segments, each of which involves a range of product applications. It is also increasingly characterized by rapidly evolving technology. Precisely because of the wide array of beneficial properties they possess, and notwithstanding the U.S. patent held by us on our platform smart surface technology, the specialty coatings produced and distributed by us should be viewed as competing with other coatings products across a wide variety of the various existing market segments and sub-segments. Hydrophobic, anti-corrosion and antimicrobial coatings, for example, are each segments in which numerous companies are aggressively competing with one another worldwide, both in terms of technology and market share, but that, combined, represent only a minor portion of the aggregate competition that we should be viewed as meaningfully confronting.

The competition faced by us in relation to our proprietary line of specialty smart surface coatings includes both public and private organizations and collaborations among academic institutions and large companies, both domestic and foreign, most of which have significantly greater experience and financial resources than us. We expect that our most significant competitors will tend to be larger, more established companies, including many major multinational corporations such as Akzo Nobel N.V., PPG Industries, Inc., Axalta Coating Systems, and Valspar Corporation. In general, these companies are all developing products that, at some level or in one or more ways, compete with ours and, in addition to many existing issued and pending patents, they have significantly greater capital and other resources available to them for research and development, testing, seeking and obtaining any required regulatory approvals, marketing and distribution. In addition, many smaller coatings and related nanotechnology companies have formed strategic alliances or collaborative arrangements, partnerships, and other types of joint ventures with larger, well-established industry competitors that afford these companies’ potential research and development and commercialization advantages, and may be aided in becoming significant competitors through rapid evolution of new technologies. Academic institutions, governmental agencies, and other public and private dedicated research organizations are also financing and conducting research and development activities that could result in the introduction of products directly competitive to our own.

INTELLECTUAL PROPERTY

Patents and Licenses

The competitive environment in which we operate is largely driven by technology, proprietary or otherwise. In general, companies in this environment seek to develop competitive advantages – both offensive and defensive –through the obtaining and maintaining of relevant patents relating to their respective technological advancements. As a science and technology based company, we believe that securing intellectual property is an important part of protecting our research, and that, in particular, patent, as well as related trade secret – protection, is critical for the new specialty coatings technologies we develop, as well as any products and processes derived through them.

By way of assignment, we currently hold a United States patent relating to our smart surface specialty coatings technology:

Title	Awarded	Pending	Expiration
Method of Treating Surfaces For Self-Sterilization and Microbial Growth Resistance	X		2025

Over time, we intend to apply for additional patents relating to advancements we achieve through our research and development initiatives. There can be no assurance however, that any of the patents currently held, or any obtained in the future, will prove adequate to protect its technologies or that it will have sufficient financial and resources to keep others from infringing the exclusive rights it possesses in relation to its technologies. The fields in which we operate have been characterized by significant efforts by competitors to establish dominant or blocking patent rights to gain a competitive advantage, and by considerable differences of opinion as to the value and legal legitimacy of competitors’ purported patent rights and the technologies they actually utilize in their businesses.

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

Certain aspects of our know-how and technology are not patentable, or, for strategic reasons, are best protected in the determination of management by leaving them unpatented. In this regard, trade secrets play an important part in our intellectual property strategy, and we vigilantly seek to protect them. To protect our proprietary position in trade secrets, we require all employees, consultants, advisors and collaborators with access to our technology to enter into confidentiality and invention ownership agreements with us. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, competitors who independently develop substantially equivalent technology, or otherwise acquire it, may adversely impact our business. If and when we discover that any trade secrets have been misappropriated, it is expected that we will, unless we otherwise determine for strategic or similar reasons, report the matter to governmental authorities for investigation and potential criminal action, as appropriate. In addition, and to the extent that we have the available financial resources, we intend to take all reasonably required measures in an effort to mitigate any potential adverse economic impact, which may include civil actions seeking redress, restitution and/or damages based on losses sustained by us and/or unjust enrichment by a counter-party.

We are currently in the process of evaluating our options in connection with the registering of trademarks for our specialty coatings business, and this process is expected to be ongoing. Unlike patent rights, ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected.

NON-CORE LEGACY BUSINESSES

Digital Flooring System

Another business we own involves a proprietary surfacing process – for which a U.S. patent is currently pending – to treat and cover existing floors, walls, counter-tops and table-tops, that offers property owners and occupants of all types a cost-effective means of enjoying a virtually limitless array of very lightweight, aesthetically desirable and high-demand decorative options, coupled with a variety of meaningfully beneficial surface-layer properties, without the necessity for having to remove and dispose of the floors, walls, counter-tops and table-tops already in place, and which process affords a uniquely attractive solution to those property owners and occupants otherwise facing the very costly, time-consuming and administratively burdensome challenges of having to remove and dispose of existing legacy-laden, chemically contaminated and/or vinyl asbestos tile (so-called “VAT”).

Our specialty surfacing operation produces, markets, and installs, directly and through third-party contractors, a proprietary system to treat and cover existing floors, walls, counter-tops and table-tops, providing property owners and occupants of all types with a cost-effective solution that affords a virtually limitless array of very lightweight, aesthetically desirable and high-demand decorative choices, coupled with a variety of meaningfully beneficial surface-layer properties. Through a combination of advancements in applied chemical engineering, enhanced digital imaging and printing technologies, as well as our own specialty coatings, the system, marketed under the brand name EcoSmart Digital Flooring™, is able to generate a safe, rugged, durable, maintenance-friendly, and monolithic flooring alternative containing the sharp, color-rich visual imagery of virtually any desired pattern, design, photo, graphic, logo, or inlaid artwork, on the one hand, or, alternatively, carrying the textured, virtually indistinguishable appearance of natural, solid materials traditionally associated with both classic and contemporary flooring applications, such as hardwood, marbles, and granites, but at a fraction of the weight, on the other.

Developed over recent years in cooperation with Bayer Material Sciences, one of the largest resin suppliers worldwide, our EcoSmart Digital Flooring centers around a unique compound – for which a U.S. patent is currently pending – which chemically activates any unclean surface (including a floor), allowing a clear resin/polymer base floor-coating to be integrally – chemically – bonded to it. The process further encompasses the integral high-definition digital printing component, effected vis-a-vis a porous media embedded in the clear resin base floor-coating, as well as a surface preparatory agent and a topcoat drawn from products belonging to EcoSmart’s family of specialty coating formulations, all of which combine to deliver not only a visually appealing, premium quality end-product reasonably expected to meet and exceed the most demanding commercial grade standards for any indoor and/or outdoor application, but one that also features enhanced protection, stability, durability and slip-resistance.

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
(2) ECT 210 – Encapsulating Base Coat
(3) ECT Surfaces Digital Design/Image
(4) ECT 310 – Color Polyaspartic Mid Coat
(5) ECT 1170 – Top Coat

A notably unique aspect of our EcoSmart Digital Flooring system is that, because of the end-result both enabled and facilitated by the underlying chemical technology, the necessity for having to remove and dispose of existing flooring and baseboards, or wall tiling, and, in many cases, to purchase replacement flooring or surfacing, is entirely eliminated. This feature is attributable to the fundamental nature of the final product made possible by the system, which, as applied, resides directly over an existing floor – be it wood, wood laminate, engineered wood flooring, ceramic tile, concrete slabs, and including formerly carpeted areas – with as little as 1/16th of an inch in additional, even surface thickness, devoid of irregularities. The resultant negation of any need for demolition and clean-up afforded by the system, and the avoidance this leads to in associated dust-up and diminution in air-quality that would otherwise follow, is not insignificant, particularly when occurring in homes or small business; it is not uncommon for such clean-up to otherwise have to include the air-handling system, and for the subject premises to have to be vacated in the meantime. A complete install utilizing the EcoSmart Digital Flooring system, by contrast, requires only minor preparation and typically takes – for a residential floor, for example – approximately two days, during which occupants can remain on the premises because there is neither dust nor other particulates, nor anything more than a minor odor, released into the immediately surrounding environment.

While an attractive option both aesthetically and economically for most any application, EcoSmart Digital Flooring presents us with one of our most compelling, immediate-term to long-term market opportunities because it has proven particularly well-suited for those faced – increasingly through federal and state level regulatory mandates coupled with substantial monetary fines for non-compliance – with the unique and daunting challenges of having to work with legacy-laden, chemically contaminated (with, for example, asbestos, fossil fuel residues, or other potentially hazardous substances), and/or, most notably, vinyl asbestos tile (so-called “VAT”), floors and walls. This is because of the heightened importance in such situations of having to undertake the intensely regulated, administratively burdensome, highly dangerous, and very costly processes of specialized demolition, removal, and disposal of the contaminated substrates, which are inherently hazardous to human health in most cases, and often lethally carcinogenic, and the comparatively low-cost avoidance of all that made possible through use of the EcoSmart Digital Flooring system rather than abatement or other officially EPA sanctioned forms of remediation. Applying the technology, old asbestos-based tile, for example, can be chemically bonded and very effectively encapsulated for all purposes – including those arising under applicable EPA guidelines – without the need for any of the machine abrasion and otherwise highly-intensive cleaning processes traditionally associated with the handling of friable, asbestos-fibre-laden materials, and without the need for specialized and expensive hazmat materials treatment and disposal. Consisting of a highly durable coating with resultant flexibility properties such that it can tolerate elongation of up to approximately 100% once installed, the containment provided by this encapsulation is not jeopardized by potential cracking and future instability in the composition of the asbestos materials, thereby effectively eliminating the risk of future liberation and exposure of the hazardous substances.

Although there can be no assurance as to which markets will be targeted by us over time, or in what order they may be targeted, the potential markets for the EcoSmart Digital Flooring system include owners or operators of essentially all types of premises:

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

To date, our EcoSmart Digital Flooring system has been used with favorable results, through installations conducted by us in more than twelve U.S. Veteran’s Administration (VA) facilities, six Wal-Mart stores, and four Bed, Bath and Beyond retail outlets, and through installations conducted by approved distributor-contractors, an additional 150 Bed, Bath and Beyond outlets. In each of these cases, the installations principally involved restrooms, kitchens and other tiled areas.

FormTool

FormTool, which we acquired in February 2008, is a business focused upon the production, marketing and distribution of a line of consumer software products that offer quality, professionally designed forms for business, accounting, construction, sales, real estate, human resources and personal organization needs.

Revenues for our FormTool line for the year ended December 31, 2015 were $11,720.

EMPLOYEES

As of April 14, 2016, we had seven full-time and one part-time employees/contractors. One full-time employee/contractor is part of the senior-level executive team, two full-time employees/contractors and one part-time employee/contractor are part of the product research and development and business development team, two full-time employees/contractors are part of the marketing, customer service and sales team, one full-time employee/contractor is part of the manufacturing team, and one full-time employee/contractor is part of the financial management and administration team.

We rely heavily on our current officers and directors in operating the business. We are not subject to any collective bargaining agreements and believe that our relationships with our employees/contractors are good.

ITEM 1A. RISK FACTORS.

Several of the matters discussed in this annual report on Form 10-K for the fiscal year ended December 31, 2015 contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this annual report, readers should carefully consider the following cautionary statements and risk factors.

An investment in the Company is highly speculative and involves an extremely high degree of risk.

GENERAL BUSINESS RISKS

If we are required to repay our outstanding debt as and when required, we may not be able to without either depleting our working capital or raising additional funds, and any failure on our part to repay such debt could result in legal action against us, which could require the sale of material assets, including our smart surface patent.

As of the date of this annual report on Form 10-K, and in addition to $307,009 in trade and related accounts payables, we owe an aggregate of $1,075,283 in principal face amount of notes payable and notes payable, related party. In accordance with the respective terms of these notes, $300,000 is required to be serviced with quarterly interest payments (calculated on the basis of a 10% annual percentage rate), and then the principal to be repaid in full by August 1, 2015, $377,500 is payable by us upon demand by the creditors and another $239,000 carries no stated interest rate and has no stated maturity date. In the event that we are required to repay any of these notes and/or other payables in the near-term, in whole or substantial part, the funds available to us for this purpose would have to come from either working capital or funds on hand in excess of working capital at that time. No assurance can be provided, however, that any such required funds would be available to us for this purpose. If funds are not available to us for this purpose, we would likely need to undertake a financing transaction of some kind. No assurance can be provided, however, that we would be able to complete any such financing between the date hereof and the maturity date of the principal debt we owe, or that, if we are able, that it would be on the basis of terms that are not unfavorable to us. Among other reasons, this is true because investors in early-stage technology companies such as ours generally look disfavorably on the allocation of funds invested by them towards the repayment of debt to third parties as opposed to growing the business. In the event that we are required to repay the principal, in whole or in part, and we have insufficient funds to meet and satisfy the obligation, legal action is likely to be taken against us, which could lead to our having to sell some or all of our material assets, including intellectual property.

We are operating at a substantial working capital deficit and our liquidity and capital resources are very limited.

For the year ended December 31, 2015, we generated only $169,756 in total revenue while incurring $1,280,956 in combined sales, marketing, general and administrative expenses. This represents a substantial working capital deficit that is severely constraining our ability to operate, both near-term and long-term and our ability to meet our obligations as they become due. Our ability to fund working capital, as well as anticipated capital expenditures, will depend on our ability to raise much-needed capital and our future performance, which is subject to general economic conditions, our customers, actions of our competitors and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon (i) the extent and availability of bank and other credit facilities, (ii) our ability to access external sources of financing, and (iii) our ability to effectively manage our expenses in relation to revenues. Although we believe that our existing working capital, together with cash flow from operations, will be adequate to meet our minimum anticipated liquidity requirements over the next twelve months, given our initiative toward rapid revenue growth and due to our need to service certain long-term liabilities, it is likely to become necessary for us to raise additional capital to support growth and/or otherwise finance potential acquisitions. Furthermore, there can be no assurance that our operations or access to external sources of financing will continue to provide resources sufficient to satisfy our liabilities arising in the ordinary course of business, and while it may be possible to obtain or borrow funds as required, any such additional capital is likely to require that we sell and issue additional equity and/or convertible securities, including shares issuable upon exercise of currently outstanding warrants, any of which issuances would have a dilutive effect on holdings of existing shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

There is uncertainty as to our ability to continue as a going concern.

Our audited financial statements for the period ending December 31, 2015, including the footnotes thereto, call into question our ability to continue as a going concern. This conclusion was drawn from the fact that, as of the date of those financial statements, we had a negative current ratio and total liabilities in excess of total assets. Those factors, as well as questions surrounding our ability to secure additional financing for continued operations, have resulted in uncertainty regarding our ability to continue as a going concern. See Note 2 in the Notes to the Consolidated Financial Statements for the year ended December 31, 2015.

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

At April 14, 2016 we had $46,566 in cash and cash equivalents. We currently need to raise substantial additional capital during fiscal year 2016 and beyond, through equity, debt or hybrid (combination) financing, for the following:

●	Developing and securing our intellectual property and associated rights;
●	insuring the integrity of, and/or continuing to develop, our technologies, products, and related systems;
●	commercially exploiting our technologies, products, and related systems;
●	aggressively preparing, filing, prosecuting, maintaining and enforcing potential patent and/or other intellectual property claims;
●	establishing manufacturing capabilities for commercial quantities of our products;
●	fully developing and exploiting sales, marketing, and distribution channels for our products ;
●	maintaining and meeting our general and administrative expenses at required levels, including the hiring and training of personnel, and the securing of outside technical and other consultants;
●	developing and expanding our operations and business infrastructure;
●	responding to competitive pressures;
●	making strategic acquisitions of complementary technologies and/or product lines; or
●	meeting unanticipated capital requirements.

We cannot provide any assurance that any such financing, be it through strategic collaborations, public or private equity financings or other financing sources, will be available to us as and when required, either on acceptable terms or at all. To the extent that financing is only available through the sale of equity or convertible securities, or that a determination is made by management that the sale of equity or convertible securities is otherwise in the best interests of the Company, any such financing could and likely would result in significant dilution to our existing stockholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs or product lines, or be unable to adequately protect our intellectual property or other competitive advantages, any of which could have a material adverse effect on our financial condition or business prospects.

Our accumulated deficit makes it harder for us to borrow funds.

As of December 31, 2015, and as a result of historical losses both during the year ended December 31, 2015 and prior years, our accumulated deficit was $5,452,474. The fact that we maintain an accumulated deficit, as well as the extent of our accumulated deficit relative to recent earnings, negatively affects our ability to borrow funds because lenders – and particularly commercial and other market rate lenders – generally view an accumulated deficit as a negative factor in evaluating creditworthiness, and ours is roughly 15 times our total 2015 revenues. Any inability on our part to borrow funds if and when required, or any reduction in the favorability of the terms upon which we are able to borrow funds if and when required, including amount, applicable interest rate and collateralization, would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

RISKS ASSOCIATED WITH OUR BUSINESS AND INDUSTRY

Our business segment is early-stage and highly speculative.

Our coatings operations and revenues have been slow to develop and, taken as a whole, insubstantial to date. In this respect, we remain an early-stage enterprise expecting to devote substantially all of our resources to strategically protecting our intellectual property and other competitive advantages, commercializing our coatings technologies, products, and related systems, and continuing to more fully develop our operations. Because of our limited coatings operations to date, our business must be viewed as one characterized by largely unproven, new-to-the-market technologies and related systems, and subject to some or all of the attendant risks and uncertainties associated with early-stage technology companies more generally, including without limitation:

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

We believe that our intellectual property with respect to our specialty smart surface coatings is critical to our gross margins, viability, and eventual profitability and success. Although we possess certain patent pending rights relating to our EcoSmart coatings products, our intellectual property is principally embodied in what effectively constitutes a portfolio of trade secrets. We have made a deliberate determination to rely principally on trade secrets and related know-how in this regard based on our reasoned conclusion that they are best protected by leaving them unpatented and that, strategically and tactically, this offers the greatest protection against misappropriation of our technology or other loss of competitive advantage. Certain aspects of our know-how and technology, moreover, are not patentable. On the whole of it, trade secrets thus play an important part in our intellectual property strategy, and we vigilantly seek to protect them. In the final analysis, our competitive advantage is, both individually and collectively, the extensive array of chemical formulations that we have developed, tested, and identified as effective for the wide variety of industrial, commercial and consumer applications that our products serve. Because of our reliance on trade secret formulations, we go to extraordinary lengths to insure that any of our employees who become privy to any one or more of such formulations are bound by legally enforceable written agreements containing provisions regarding the required confidentiality and secrecy of any knowledge they acquire in the course of their employ. While measures such as these are being taken by us at all times to preserve and protect our trade secrets and know-how, and to guard against any potential loss or diminution in competitive advantage, and we take deliberate steps to limit the formula-related knowledge imparted to any given individual to less than the entirety of any given formula, there can be no assurance that these measures will prove effective in guarding against any breach of our secrecy containment and/or loss of competitive advantage.

Patent protection is also important for the protection of our unique technologies, as well as the products and processes derived from them. The space in which we operate has long been characterized by significant efforts by competitors to establish dominant or blocking patent rights to gain a competitive advantage, and by considerable differences of opinion as to the value and legal legitimacy of competitors’ purported patent rights and the technologies they actually utilize in their businesses. Our success will depend to a substantial degree on our ability to obtain and enforce patent protection for our products, and operate without infringing the patent rights of others. We cannot assure you that:

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

The competition faced by us in relation to its proprietary line of specialty smart surface coatings includes both public and private organizations and collaborations among academic institutions and large companies, both domestic and foreign, most of which have significantly greater experience and financial resources than us. Management expects that our most significant competitors in its specialty coatings business will tend to be larger, more established companies, including many major multinational corporations such as Akzo Nobel N.V., PPG Industries, Inc., Axalta Coating Systems, and Valspar Corporation. In general, these companies are all developing products that, at some level or in one or more ways, compete with those of EcoSmart and, in addition to many existing issued and pending patents, they have significantly greater capital and other resources available to them for research and development, testing, seeking and obtaining any required regulatory approvals, marketing and distribution. In addition, many smaller coatings and related nanotechnology and materials companies have formed strategic alliances or collaborative arrangements, partnerships, and other types of joint ventures with larger, well-established industry competitors that afford these companies’ potential research and development and commercialization advantages, and may be aided in becoming significant competitors through rapid evolution of new technologies. Academic institutions, governmental agencies, and other public and private dedicated research organizations are also financing and conducting research and development activities that could result in the introduction of products directly competitive to those of ours.

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

Although certain limited testing results conducted by independent laboratories and prospective customers in relation to some of the potential applications for our specialty smart surface coatings technology have provided positive indications of its reliably yielding performance results consistent with internal management expectations, to date, such technologies have not been extensively tested or independently evaluated and assessed in a comprehensive way, and have only very recently developed any prior commercial history. Although we have no reason to suspect that the technologies will not ultimately meet reliability, efficiency, or other performance targets, and that their efficacy will exceed minimally acceptable qualitative standards given benchmark economic objectives, there can be no assurance of this result. If our specialty smart surface coatings technology fails to consistently perform at levels that enable cost-effective solutions for customers, or fails to do so without undesirable environmental consequences, or we are unable to effectively manage the implementation of the technology despite its otherwise satisfactory performance capabilities, it would likely have a material adverse effect on our financial condition and prospects.

Our primary business segment products may not be accepted in the marketplace.

The degree of market acceptance of our products will depend on many factors. We cannot predict or guarantee that targeted markets or customers will accept or utilize any of our products. Failure to achieve market acceptance would limit our ability to generate revenue and would have a material adverse effect on our business. In addition, if any of our products achieve market acceptance, we may not be able to maintain that market acceptance over time if competing products or technologies are introduced that are received more favorably or are more cost-effective.

New products markets take time to develop and many of the applications markets for our smart surface specialty coatings should be viewed as separate, new market opportunities.

Commercialization of new technology products often has a very long lead-time and a multiplicity of risks. The confluence of materials engineering and nanotechnology is in its very early stages and acceptance and demand for products in this developing area can often be a long, evolutionary process. In general, new products markets – even those surrounding innovative, revolutionary, and so-called ‘break-through’ or ‘game-changing’ technologies – develop gradually over time; despite advancements offering meaningful benefits, they tend to be resistant to change and slow to adapt, evolve, and keep pace with the rate of those advancements. Many of the applications markets potentially served by our smart surface specialty coatings are new – either brand new or recently emerging – and should thus be viewed as likely to take significant time to develop. Moreover, each should be viewed individually, separate and distinct from all others in terms of development life. If one or more of these applications markets takes longer to develop than we expect, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, and it may be reflected in a downward adjustment at some point in our publicly quoted stock price.

We may make strategic determinations to allocate capital towards the pursuit of particular applications markets that turn out to be less receptive to our products, or more difficult to penetrate, than expected.

We perceive our smart surface technology as having a wide array of potential product applications, spanning across numerous industrial, consumer, and household segments. As we grow our business, we will thus be faced with the challenges – as we are currently – of having to select certain of these potential product applications markets over others for purposes of focusing our available human and financial resources because those resources are necessarily limited and would be less apt to bring about meaningfully positive results if allocated across too many separate market initiatives concurrently. The considerations involved in making these determinations are complex and involve many factors, including the following:

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

Most of the applications markets potentially served by our smart surface specialty coatings are perceived by our management to present substantial, attractive economic opportunities for us because of the unique array of benefits the coatings are expected to be able to provide. With many different companies in the industrial coatings market all vying for market share, ranging from small and specialized, on the one hand, to large and diversified, on the other, and each selling products with coatings that offer many of the same benefits as ours, however, there can be no assurance that the coatings products marketed by others will not become the preferred choice among manufacturers of end products and/or customers over time with respect to any one or more individual applications markets category. For many different reasons the particular combination of which is not consistent in each case, category leaders are not always necessarily the most effective products in a given market segment. Well-established brand recognition, industry ‘marketing muscle,’ and credibility, for example, and especially when coupled with relative financial strength, can often be more important than technological superiority in a head-to-head market competition. If it turns out that one or more other companies are able to achieve a dominant market position in any one or more applications markets potentially served by our EcoSmart smart surface specialty coatings, and whether on the basis of broad market strength or otherwise, it will have an adverse effect on our ability to grow revenues, as well as on our prospects more generally, and it may be reflected in a downward adjustment at some point in our publicly quoted stock price.

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

Our limited resources in conducting and managing development activities might prevent us from successfully developing or exploiting potential markets for our existing products. If we do not succeed in conducting and managing our development activities, we may not be able to commercialize our products, or may encounter significant delays in doing so, either of which is likely to materially harm our business. Our ability to generate revenues from any of our products, moreover, will depend on a number of factors, including our ability to successfully complete and implement our commercialization strategy. Our failure to successfully commercialize our products or to become and remain profitable would likely depress the market price of our Common Stock and impair our ability to raise capital, expand our business, diversify our product offerings and continue our operations.

Our ability to commercially develop our technologies will be dictated in, large part, by forces outside our control which cannot be predicted, including, but not limited to, general economic conditions. Other such forces include the success of our research and field testing, the availability of collaborative partners to finance our work in pursuing applications markets for our smart surface technologies or other developments in the field which, due to efficiencies or technological breakthroughs may render one or more areas of commercialization more attractive, obsolete or competitively unattractive. It is possible that one or more areas of commercialization will not be pursued at all if a collaborative partner or entity willing to fund research and development cannot be located. Our decisions regarding the ultimate products we pursue could have a significant adverse effect on our ability to earn revenue if we misinterpret trends, underestimate development costs and/or pursue technologies, products, or applications markets that turn out to have lesser market appeal and demand than expected. Any of these factors either alone or in concert could materially harm our ability to earn revenues or could result in a loss of any investment in us.

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

Although our marketing and sales focus has been evolving rapidly, and aggregate revenues have been insubstantial, during the year ended December 31, 2014, and the year ended December 31, 2015, and as reflected in the table below, our EcoSmart business generated a significant portion of its revenues from a select few customers.

	% of Total Revenues
Customer	2015	2014
PCS Phosphate Company Inc.	32.85%	29.47%
Superior Surfaces	12.72%	1.53%

In general, any concentration of customer base for a business creates a risk that the continuity of the business is more dependent on such customer or customers than is desirable and that the loss of that customer or customers for any reason would have a material adverse effect on the business. Although management believes that the planned direction of our business going forward will result in an expanded and more diverse customer base over time, and a discontinuance of this trend in reliance on only a few customers, there can be no assurance that we will be successful in achieving this targeted objective and any failure in this regard would likely have a material adverse effect on our financial condition and prospects.

The business model and strategies surrounding our primary business segment may have to change from time to time in the pursuit of profitability.

Our primary business segment is in an early stage of development. Despite the fact that our proposed business strategies incorporate our senior management’s current best analysis of potential markets, opportunities and difficulties that face us, no assurance can be given that the underlying assumptions upon which these decisions are based will accurately reflect current trends in our industry or our prospective customers’ reaction to our products and services, or that such products or services will be embraced, or even accepted, by the market. Our business model and strategies may and likely will change substantially from time to time as our management reassesses its opportunities from time to time and reallocates Company resources, and any such model and/or strategies may be changed or abandoned at any point in the process. If we are unable to develop or implement any such model or strategies through our technologies and related systems, we may never achieve profitability. And even if we do achieve profitability, we can predict neither its level nor its sustainability.

The business model to be applied in our primary business segment may be highly capital intensive.

Our definitive business model for the future as it relates to our primary business, EcoSmart, is currently subject to further research, development and change. As a result, there can be no assurance as to what the business model of our primary business segment will ultimately be. While there is a possibility that we will ultimately determine to focus our strategy exclusively on the exploitation of our technology through a model that contemplates its involvement and risk solely to the extent of its exploitation of licensing opportunities to third parties, in the meantime, and quite possibly as a long-term plan, we are manufacturing and marketing our own products to customers both directly and through distribution channels. Some contemplated business models in this regard, including those that involve any manufacturing and stocking of product, are considerably more capital intensive than others. Accordingly, there can be no assurance as to the degree of capital intensity of our business model. Although it may be possible to rely to a significant extent on debt financing over time, substantial debt financing is unlikely to be a realistic option in the near-term and a high degree of capital intensity could lead to the need to raise additional equity financing, thereby resulting in dilution to the interests of existing stockholders.

The patent we hold on our platform coatings smart surface technology expires in approximately 9 years.

We currently own only a single patent, which is a United States patent and relates to our platform smart surface coating technology. Once filed, patents in the United States provide exclusive rights for a period of only 20 years, not indefinitely. As a result, and because the patent was filed in 2005, whatever exclusive rights we have in this flagship proprietary technology, including all associated licensing rights, will only benefit us, at most, for another approximately 9 years. Once it comes off patent, the resulting loss of our exclusive rights could have a material adverse effect on our gross profit margins and/or our ability to generate or sustain revenues.

Efforts to patent critical technologies may not be successful.

New patent activity from other companies could affect and alter the ability to obtain and/or license what we believe to be our own patentable or otherwise proprietary intellectual property. Additionally, the possibility exists that our efforts could infringe on the proprietary rights of third parties. Competitive patent activity is always a risk, and U.S. patent applications are unpublished for at least one year. Although we intend to reasonably protect our rights with respect to what we believe to be our intellectual property, there can be no assurance that such initiatives will be successful or that, in any event, such initiatives would not divert management’s attention away from operational matters and indirectly result in adverse consequences to our financial condition and results of operation.

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

Our products are currently expensive to manufacture for the most part, and they may not be profitable if we are unable to reduce our costs to produce them.

Our products are significantly more expensive to manufacture on a per-unit basis than most comparable products currently in our markets. This is because our sales to date have been very modest, causing our raw materials purchasing volumes and manufacturing output volumes to be correspondingly low, and our costs for each relatively high. We have only recently begun exploring and experimenting with purchasing and manufacturing processes and procedures enabling our production capacity to reach commercial volumes. Although there can be no assurance, it is our intention to substantially reduce manufacturing costs through process improvements, increases in manufacturing scale and outsourcing to experienced manufacturers. If we are not able to make these or other improvements, and depending on the pricing of the product, our gross (profit) margins may be significantly less than that of our competitors. In addition, we may not be able to command a high enough price from our customers for our products within some or all applications markets to generate a profit. If we are unable to realize significant profits from our products, our business would be materially harmed.

We will likely be required to spend large amounts of money for environmental compliance in connection with our ongoing operations.

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

Our business involves our having to work with dangerous materials that can potentially injure our employees, damage our facilities, and disrupt our operations.

Some of our operations involve the handling of hazardous materials that may pose the risk of fire, explosion, or the release of hazardous substances into the surrounding environment. Such events could result from terrorist attacks, natural disasters, or operational failures, and might cause injury or loss of life to our employees and others, environmental contamination, and property damage. Any such events might cause a temporary shutdown of an affected plant, or portion thereof, or a customer’s premises, or a portion thereof, and we could be subject to penalties or claims as a result. A disruption of our operations caused by any of these or other events could have a material adverse effect on our results of operations.

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

Conditions in the global economy and global capital markets may adversely affect our results of operations, financial condition, and cash flows.

Our business and operating results may in the future be adversely affected by global economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates, and other challenges such as the changing financial regulatory environment that could affect the global economy. Our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase products and may not be able to fulfill their obligations in a timely fashion. Further, suppliers could experience similar conditions, which could impact their ability to fulfill their obligations to us. Because we intend to have significant international operations, there are expected to be a large number of currency transactions that result from international sales, purchases, investments and borrowings. And although we also intend to actively manage currency exposures that are associated with net monetary asset positions, committed currency purchases and sales, foreign currency-denominated revenues and other assets and liabilities created in the normal course of business, there can be no assurances that such initiatives will be effective. Future weakness in the global economy and failure to manage these risks could adversely affect our results of operations, financial condition and cash flows in future periods.

Changes in government policies and laws could adversely affect our financial results.

Although there can be no assurance, sales to customers outside the U.S. are expected over time to account for a material percentage of gross revenues. As a result, our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced sales and profitability.

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

Though our Common Stock is quoted on the OTC Markets and OTCBB, there is no liquidity and no established public market for our Common Stock, which means that it will likely be difficult to sell shares.

Our Common Stock is quoted over the counter on the OTC Markets and OTCBB under the symbol “FIND.” The OTC Markets and OTCBB are not exchanges and the over-the-counter market is a significantly more limited market than established trading markets and national exchanges such as the New York Stock Exchange and Nasdaq, including the Nasdaq Global Select Market. Broker dealers may not be willing to make a market in shares quoted solely over the counter such as ours. In addition, the OTC Markets, OTCBB, and similar quotation services are often characterized by low trading volumes, and price volatility, which may make it difficult for an investor to sell shares on acceptable terms.

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

Although it is our intention to seek the listing of our Common Stock on Nasdaq (Global or Capital Markets) or another stock exchange as soon as we are able, there can be no assurance that we will be able to meet the initial listing standards of either of those or any other stock exchange in the foreseeable future, or ever, or that, if we do, and we become listed, that we will be able to maintain such listing through continuing eligibility. Until our Common Stock is listed on one of the national stock exchanges, for which there can be no assurance, we expect that our Common Stock would continue to trade on the OTC Markets and OTCBB.

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

Although we are an Exchange Act reporting company and our Common Stock is quoted on the OTC Markets and OTCBB, we are unaware of any investment banking firms, large or small, that currently provide analyst research coverage on the Company and, given our relatively small size within the public securities markets, it is unlikely that any investment banks will begin doing so in the near future. Without continuing research coverage by reputable investment banks or similar firms, it is considerably more difficult to attract the interest of most institutional investors, which are generally considered to be very important in achieving a desirable balance in shareholder composition and long-term market value in a stock. While we intend to continue to aggressively pursue investor relations initiatives designed to create visibility for the Company and Common Stock, and hope to garner analyst coverage in the future, there can be no assurance that we will succeed in this regard and any inability on our part to develop such coverage is likely to materially impede the realization of long-term market value in our Common Stock.

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

The volatility of our common stock is illustrated by reference to the fact that, during fiscal year 2015, our trading price fluctuated from a low of $0.007 to a high of $0.020 per share.

The stock market has recently experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted above, our shares are currently traded on the OTC Markets and, further, are subject to the penny stock regulation. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

There were no reportable events under this Item 1B during the fiscal year ended December 31, 2015.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 1313 South Killian Drive, Lake Park, Florida 33403. We lease this 8,560 square foot facility under a five-year lease agreement ending on December 31, 2019 with a with an option to renew for one successive term of five years at the then current occupancy rates with 1313 Group LLC. Our monthly rent, including related sales and use taxes, is $7,105. In accordance with the terms of this leasehold agreement, we are responsible for all utilities, repairs and maintenance.

We also lease a research facility located at 223 Fentress Boulevard, Daytona Beach, Florida 32114 as of October 2014. In February 2015, we entered into a month to month lease agreement with an expiration date of December 31, 2016 for this 3,200 square foot facility. Monthly rent, including related sales and use taxes, is $2,929. In accordance with the terms of this leasehold agreement, we are responsible for all utilities, repairs and maintenance.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2015 and to the best knowledge of our officers and directors, there are no pending material legal proceedings to which we were a party and none are threatened or contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 4. MINE SAFETY DISCLOSURES.

There were no reportable events under this Item 4 during the fiscal year ended December 31, 2015.

PART II

ITEM 5. Market for REGISTRANT’s Common Equity, Related Stockholder Matters and issuer purchases of equity securities.

MARKET INFORMATION

Our common stock is traded on the OTC Markets, a service provided by the OTC Markets Group, under the symbol “FIND”.

The following table sets forth for the periods indicated the high and low bid prices for our common stock as reported each quarterly period within the last two fiscal years on the OTC Markets, and as obtained from OTCMarkets.com. The prices are inter-dealer prices, do not include retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Common Stock
2014	High	Low
First Quarter	$0.008	$0.005
Second Quarter	$0.008	$0.005
Third Quarter	$0.010	$0.005
Fourth Quarter	$0.013	$0.008

2015	High	Low
First Quarter	$0.020	$0.010
Second Quarter	$0.015	$0.007
Third Quarter	$0.009	$0.007
Fourth Quarter	$0.011	$0.007

STOCKHOLDERS

As of April 14, 2016, there were approximately 900 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

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

RECENT SALES OF UNREGISTERED SECURITIES

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Consideration	Footnotes
Common Stock Issuances
Sold for Cash
10/9/2015	Common Stock	Individual Investor	4,000,000	$20,000	1
10/13/2015	Common Stock	Outside Director	4,000,000	$20,000	1
11/25/2015	Common Stock	Individual Investor	1,000,000	$10,000	2

Convertible Promissory Notes/Debentures
11/1/2015	Convertible Promissory Note	Corporate Counsel	1	$120,000	3
11/10/2015	Convertible Promissory Note	Individual Investor	1	$10,000	4
11/13/2015	Convertible Promissory Note	Individual Investor	1	$100,000	5

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

(1) This was a private offering of securities to an individual investor and another to an outside board member. The purchase price for both was $0.005 per share, and the aggregate proceeds amounted to $40,000, all of which was paid in cash.

(2) This was a sale made pursuant to private placement commenced as of December 8, 2014 carrying a purchase price of $10,000 per unit, with each such unit consisting of 1,000,000 shares of common stock (effectively priced at $0.01 per share) and a 1-year warrant to purchase an additional 100,000 shares of common stock at an exercise price of $0.10 per share.  The amount referenced in each case represents the amount allocated strictly to the common stock.

(3) This was a sale of a convertible promissory note payable to the Company’s current corporate counsel for legal services owed in the amount $120,000. The note is dated November 1, 2015 and is due on demand plus interest at 4.5% APR. It is convertible at $0.007 per share of common stock which equals 17,142,857 shares.

(4) This was a sale of a convertible promissory note payable to an individual investor for cash in the amount $10,000. The note is dated November 10, 2015 and is due on demand plus interest at 12% APR. It is convertible at $0.008 per share of common stock which equals 1,250,000 shares.

(5) This was a sale of a convertible promissory note payable to an individual investor (and current shareholder) for cash in the amount $100,000. The note is dated November 13, 2015 and is due on November 13, 2018 plus interest at 10% APR. It is convertible at $0.01 per share of common stock which equals 10,000,000 shares.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of equity securities by the Company itself, or any affiliated purchaser during the fourth quarter of the fiscal year ended December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 7. Management’s Discussion and Analysis oF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read together with our consolidated financial statements for the period ended December 31, 2015 and the Notes to the Consolidated Financial Statements.

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

Inventory

Our inventories are recorded at the lower of cost or market using the first in, first out method. Our inventory consists of raw materials and finished goods. We take into consideration certain inventory items that are slow moving and obsolete and calculate a provision for these inventory items.

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

Research and Development

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

DESCRIPTION OF BUSINESS

Findex.com, Inc. (“Findex,” the “Company,” “we,” “us,” or “our”) headquarters and operations are based in Lake Park, Florida. Other than two legacy businesses neither of which were material to our results of operations for the year ended December 31, 2015, we are a developer, manufacturer, and marketer of a proprietary line of specialty industrial glass-based smart surface coatings materials that have a broad range of industrial, commercial, and consumer applications. Our line of products center around a U.S. patented technology that, either on its own or when coupled with any of an array of available proprietary formula additives, offers a unique combination of beneficial surface properties that allow for a broad array of multi-surface and end-product applications. Among others, such applications include:

●	Heavy machinery, equipment and infrastructure throughout each of the oil and gas, and mining industries
●	Marine industry, vessels and infrastructure
●	Industrial HVAC equipment, commercial refrigeration systems, and power generators
●	Energy production equipment, including solar and wind
●	Hardscapes

On July 23, 2014, we merged with EcoSmart Surface & Coating Technologies, Inc., a Florida corporation (“EcoSmart Florida”). Because, for accounting purposes, this merger was treated in accordance with ASC 805-40, Reverse Acquisitions, and Findex was recognized as the accounting acquiree in relation thereto with EcoSmart Florida as the accounting acquirer, our consolidated financial statements for the reporting period from January 1, 2013 through July 23, 2014 were those of EcoSmart Florida, not the enterprise historically recognized as Findex. Accordingly, our consolidated financial statements for the periods since July 24, 2014, the day after which the merger was consummated, recognize Findex and EcoSmart Florida as a single operating enterprise and entity for accounting and reporting purposes, albeit with a carryover capital structure inherited from Findex (attributable to the legal structure of the transaction). Readers of this annual report on Form 10-K should note that, in order to provide materially relevant disclosure regarding certain of Findex’s historical, operational expenses not otherwise appropriately accounted for in our consolidated financial statements given the applied accounting treatment described herein, certain disclosure is contained in the text of this report relating to such expenses, including e.g. executive compensation, director compensation, and audit fees, that does not numerically align with the corresponding figures contained in our consolidated financial statements.

Since the merger with EcoSmart Florida, our focus has shifted away from the continued development of our FormTool line and much more intently in the direction of our coatings business, where we believe the opportunities for our future growth are greater and have significantly more to offer economically.

MANAGEMENT OVERVIEW

A key focus of management during the year ended December 31, 2015 centered on exploring and building relationships with potentially key strategic business partners, investors, and potential distributors and/or resellers of our products. Each of the strategic sell-side relationships were pointedly pursued in order to establish, further develop, and/or expand our existing market share within certain of our most aggressively targeted verticals. For this period, and for the indefinite future, management is committed to securing and solidifying foundational relationships within each of its heavy machinery and equipment industries, marine markets, industrial and consumer HVAC equipment industries, energy production equipment including solar and wind, and hardscape markets, and intends to allocate our financial and human resources accordingly.

During the year ended December 31, 2015, management remained focused on three primary areas identified as keys to the near-term viability, growth and prosperity of our Company. One area is revenue generation, as effected through the formalization of various distribution and licensing relationships that the Company has been pursuing over time. A second area is the maximization of cash flow and return on existing assets, as effected through the refinement of internal production operations and throughput efficiencies. The third other area is corporate finance, and specifically the raising of capital necessary to bridge shortfalls in available cash, for both operational and capital investment purposes, through to the point, if at all, at which working capital and cash reserve levels are sufficient to be self-sustaining.

At this time, near-term liquidity poses a continuous challenge to us and is expected to continue to do so for the foreseeable future. Moreover, the need to find ways to stretch our very limited economic resources places ongoing strains on our very limited human resources.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014

Statements of Operations for Years Ended December 31,	2015	2014	Change
Net revenues	$169,756	$176,567	$(6,811)
Cost of sales	(84,119)	(99,181)	15,062
Gross profit	$85,637	$77,386	$8,251
Sales, marketing and general and administrative expenses	(998,595)	(1,050,038)	51,443
Research and development	(267,361)	(108,886)	(158,475)
Impairment loss	(15,000)	(45,000)	30,000
Total operating expenses	$(1,280,956)	$(1,203,924)	$(77,032)
Loss from operations	$(1,195,319)	$(1,126,538)	$(68,781)
Other expenses, net	(60,110)	(260,745)	200,635
Gain on intangible asset	24,380	---	24,380
Gain on debt settlement	200,000	---	200,000
Impairment loss of Findex legacy software segment	(1,433,465)	---	(1,433,465)
Loss before income taxes	$(2,464,514)	$(1,387,283)	$(1,077,231)
Income tax (provision)	---	---	---
Net loss from operations	$(2,464,514)	$(1,387,283)	$(1,077,231)

The differing results of operations are primarily attributable to the following for the year ended December 31, 2015:

●	a decrease in cost of sales resulting from a decrease in materials purchased and a decrease in freight-out expenses;
●	a decrease in sales, marketing and general and administrative expenses;
●	an increase in research and development costs as we continued to test and explore market validation and longevity of our coatings within certain vertical markets;
●	an impairment loss for the years ended December 31, 2015 and 2014 related to a valuation decrease in the MRP assets, which assets were included within the merger with EcoSmart Florida, due to our discontinuance of this line of business;
●	a decrease in interest expense as during the year ended December 31, 2014 we realized a large increase in interest expense arising out of an issuance of shares of our common stock to an existing note holder in consideration for the extension of the term of the note held;
●	a gain on intangible asset related to the Company’s sale of the website name, www.formtool.com, and the FormTool registered trademark;
●	an accounting gain realized in connection with a settlement agreement entered into with a current note holder; and
●	a goodwill impairment expense related to the Findex legacy software segment which is no longer being actively pursued.

Although there can be no assurance, in future periods, we anticipate an increase in overall Company revenues as well as an increase in overall sales, marketing and general and administrative expenses due to our anticipated growth and expansion in certain vertical markets.

Revenues

Our net revenues decreased approximately $7,000 from approximately $177,000 for the year ended December 31, 2014 to approximately $170,000 for the year ended December 31, 2015. The decrease in net revenues is mainly attributed to a decrease in sales in our digital flooring system as well as a decrease in sales in our FormTool line of products. Both our digital flooring system and our FormTool line of products are non-core legacy businesses which we did not actively pursue for the year ended December 31, 2015. Although there can be no assurance, we anticipate an increase in overall Company revenues in future periods as we continue to pursue a variety of vertical markets that management has been targeting over the past year as near-term opportunities for revenue growth.

Cost of Sales

					Change
Cost of Sales for Operations for Years Ended December 31,	2015	% to Sales	2014	% to Sales	$
Direct costs	$57,713	34%	$75,216	43%	$(17,503)
Royalties	17,519	10%	9,948	6%	7,571
Freight-out	8,887	5%	14,017	8%	(5,130)
Cost of sales	$84,119	49%	$99,181	56%	$(15,062)

Cost of sales consists primarily of direct costs, royalties accrued to third party providers of intellectual property and the costs associated with reproducing, packaging, and shipping our products. The decrease in cost of sales for the year ended December 31, 2015 is attributable to the following:

●	a decrease in direct costs attributable to a change in certain suppliers for materials;
●	an increase in royalties due to an increase in sales of products that carry a royalty obligation; and
●	a decrease in freight-out resulting from a change in shipping service providers.

Into the immediate future, we anticipate that our direct costs are likely to increase because of escalating sales volume coupled with our continuing inability to make bulk purchases of materials at substantially discounted rates. Though there can be no assurance that our cash availability or creditworthiness will improve over time, if it does, we intend to take advantage of bulk purchasing opportunities at discounted rates. More generally, we anticipate our cost of sales to increase in the future in direct proportion to increases in revenue.

Sales, General and Administrative

Sales, General and Administrative Costs for Operations for Years Ended					Change
December 31,	2015	% to Sales	2014	% to Sales	$	%
Selected expenses:
Advertising and direct marketing	$19,482	11%	$21,464	12%	$(1,982)	9%
Total sales and marketing	$19,482	11%	$21,464	12%	$(1,982)	9%
Personnel costs	$442,648	258%	$444,803	251%	$(2,155)	0%
Research and development	267,361	156%	108,886	62%	158,475	146%
Legal	119,253	69%	109,289	62%	9,964	9%
Contract Services	92,500	54%	28,000	16%	64,500	230%
Rent	86,554	50%	57,461	32%	29,093	51%
Amortization and depreciation	64,973	38%	51,741	29%	13,232	26%
Accounting	26,531	15%	9,680	5%	16,851	174%
Directors fees	42,000	24%	17,000	10%	25,000	147%
Impairment expense on intangible asset	15,000	9%	45,000	25%	(30,000)	67%
Other general and administrative costs	104,654	61%	310,600	176%	(205,945)	66%
Total general and administrative	$1,261,474	735%	$1,182,460	668%	$79,015	7%
Total sales, marketing, general and administrative	$1,280,956	746%	$1,203,924	680%	$77,033	6%

Our research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, we record the research and development costs as a reduction against either personnel costs or contract services. For facilities leasing related expenses, we record the research and development costs as a reduction against rent. For the year ended December 31, 2015, we reclassified to research and development approximately $164,000 from total personnel costs, approximately $32,000 from rent, and approximately $60,000 from total contract services.

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the year ended December 31, 2015:

●	a slight decrease in advertising and direct marketing as costs incurred;
●	an overall increase in total personnel costs, before adjustments of reclassified wages for research and development, as our staff and use of outside contractors increased based on operational growth;
●	an increase in research and development expenses as we continued to test and explore market validation and longevity of our coatings within certain vertical markets;
●	an increase in legal expense due to the preparation of various offering documents and related securities marketing materials required by us to pursue capital-raising initiatives and bring to a conclusion certain open matters relating back to the merger with EcoSmart Florida;

●	an increase in total contract services, before adjustments of reclassified contract services for research and development, as we (i) engaged an outside contractor for certain business development services, and (ii) issued stock as compensation to three consultants for their advisory services in connection with research and development and enhancement of sales opportunities;
●	an increase in rent due to the obligations assumed as part of the merger with EcoSmart Florida as well as the addition of our research facility in Dayton Beach, Florida;
●	an increase in amortization and depreciation due to the continual amortization of our intangible assets;
●	an increase in accounting expenses due to the continual quarterly reviews and annual audit performed by our external auditor;
●	an increase in directors fees attributable to the addition of an outside director on our board of directors for an entire year;
●	an impairment loss for the years ended December 31, 2015 and 2014 related to a valuation decrease in the MRP assets as the Company is no longer pursuing this line of business;
●	a decrease in our other general and administrative costs as we attempt to cut unnecessary expenses where we can.

For the immediate future, and although there can be no assurance, we would anticipate our sales, marketing, general and administrative costs to increase in the future in relation to anticipated increases in our overall Company revenues.

Gain on Intangible Asset

For the year ended December 31, 2015, we sold the URL/domain, www.formtool.com, and the related FormTool registered trademark to a private company for $15,000 which was to be paid out in installments over twelve months. We continue, however, to operate our FormTool website, albeit from a different URL/domain: www.formtoolsoftware.com. In connection with the sale of the URL/domain and the registered trademark, a settlement was reached with a then creditor of ours pursuant to which our outstanding indebtedness to him in the amount of $24,380 was satisfied in exchange for an assignment by us to him of the entirety of our interest in the $15,000 proceeds of sale otherwise to be paid to us in installments. At December 31, 2015, we did not have a value assigned to the intangible assets consisting of the domain website name, www.formtool.com, and the FormTool registered trademark. As a result, we recognized a gain on intangible asset of $24,380 on our Consolidated Statement of Operations for the year ended December 31, 2015.

Gain on Debt Settlement

For the year ended December 31, 2015, we recognized a gain on debt settlement in the amount of $200,000. This gain is a result of entering into a loan modification agreement with a shareholder that had held an outstanding convertible note agreement in the amount of $250,000 carrying a conversion feature that had the accounting effect of increasing the derivative liability associated with the obligation from $250,000 to $500,000. The loan modification called for the original convertible note payable ($250,000), along with the conversion feature ($250,000), dated July 2014 to be cancelled. In addition, the loan modification called for a replacement note payable to be issued by us in the adjusted, aggregate principal amount of $300,000, but without any conversion feature. All other terms of the original note agreement remained unchanged. As a result, we recognized a net gain of $200,000, and we have treated it as a gain from extinguishment of debt and included it in Gain on debt settlement on our Consolidated Statement of Operations for the year ended December 31, 2015.

Impairment Loss of Findex Legacy Software Segment

For the year ended December 31, 2015, we recognized $1,433,465 of goodwill impairment expense related to the Findex legacy software segment which is no longer being actively pursued. We have treated this as an Impairment loss of Findex legacy software segment on our Consolidated Statement of Operations for the year ended December 31, 2015.

Provision for Income Taxes

For the years ended December 31, 2015 and 2014, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

As of December 31, 2015, we had accumulated net operating loss carryforwards, for federal income tax purposes, of approximately $10,367,000. These carryforwards are the result of income tax losses generated as follows:

Generated	Loss	Expiration
2001	$5,123,000	2021
2002	$235,000	2022
2005	$956,000	2025
2006	$584,000	2026
2008	$694,000	2028
2009	$366,000	2029
2010	$292,000	2030
2012	$353,000	2032
2013	$178,000	2033
2014	$825,000	2034
2015	$761,000	2035

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

See Note 12, Income Taxes, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2015 for further information regarding the components of our income tax provision.

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

Working Capital	2015	2014
Current assets	$31,699	$93,531
Current liabilities	$2,149,954	$1,847,464
Accumulated deficit	$5,452,474	$2,987,960

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no assurance of it remaining manageable.

Cash Flows for Years Ended December 31,	2015		2014	Change	%
Cash flows used in operating activities		$(674,578)	$(651,646)	$(22,932)	4%
Cash flows provided in investing activities	$	---	$17,601	$(17,601)	100%
Cash flows provided by financing activities		$677,500	$636,096	$41,404	7%

Net cash used in operating activities for the years ended December 31, 2015 and 2014 consisted mainly of payments going out for accounts payable items, accrued expenses and stock compensation.

The lack of cash provided in investing activities was primarily due to our not having made any capital investments during the year ended December 31, 2015.

For the year ended December 31, 2015, cash provided by financing activities was primarily the result of the sale of shares of our common stock and convertible notes in exchange for cash

Financing

Given practical considerations, we believe that our ability to meaningfully pursue our business plan in the immediate term will depend on the availability of cash, the precise amount of which is uncertain as of the date of this annual filing on Form 10-K given certain variables surrounding our ability to generate funds internally, including through sales of product and/or territorial distributorships. To the extent that it becomes necessary to access funds through a public or private sales of securities, as we currently anticipate, this is likely to be pursued through an offering involving common stock, preferred stock and/or convertible notes or debentures. In connection with any such contemplated financing, it may become necessary given market conditions and the unavailability of alternative options for us to issue additional shares of our common stock or securities exchangeable for shares of our common stock, including but not limited to convertible preferred stock or convertible notes or debentures containing so-called “floorless convertible” provisions that can be, and often are, extremely dilutive to existing stockholders upon conversion. Any such issuances, as well as any related issuances of common stock or other purchase warrants, would likely have the effect of depressing the market price of our common stock and diluting the interests of our common stockholders, potentially very significantly.

Although no attempt has been made for many years now due to management’s practical conclusion that it would be an unproductive allocation of human resources, we have been unable to secure any bank or other secured financing due to our revenue and cash flow levels, internal financial ratios, and negative working capital position, and we do not expect that we will be successful in securing any such financing if we were to recommence efforts to do so unless and until our revenues and cash flows become substantially higher, and our internal financial ratios dramatically improve, something we believe to be unlikely absent the occurrence of a major business combination and/or equity or equity-linked financing transaction.

Contractual Liabilities

We occupy an office building for our corporate headquarters located at 1313 South Killian Drive, Lake Park, Florida 33403. The lease for the 8,560 square feet ends on December 31, 2019 with an option to renew for one successive term of five years at the then current occupancy rates with 1313 Group LLC. Our monthly rent, including related sales and use taxes, is $7,105, and we are responsible for all utilities, repairs and maintenance.

We also lease a research facility located at 223 Fentress Boulevard, Daytona Beach, Florida 32114 as of October 2014. In February 2015, we entered into a month to month lease agreement with an expiration date of December 31, 2016 for this 3,200 square foot facility. Monthly rent, including related sales and use taxes, is $2,929. In accordance with the terms of this leasehold agreement, we are responsible for all utilities, repairs and maintenance.

Rent expense for the years ended December 31, 2015 and 2014 for both facilities totaled $86,554 and $57,461, respectively.

At December 31, 2015, the future minimum rental payments required under these arrangements total approximately $348,768. See Note 14, Commitment and Contingencies, in the Notes to the Consolidated Statements for the year ended December 31, 2015 for more detailed information.

Discontinued Operations

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell our long-time flagship QuickVerse product line to WORDsearch. On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which was transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced. As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, and the sale of the QuickVerse product line to WORDsearch was complete. As a result, we have classified this asset as discontinued operations for the years ended December 31, 2015 and 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

The Potential Impact of Known Facts, Commitments, Events and Uncertainties on Future Operating Results or Future Liquidity Requirements

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2015 for information regarding the potential effects of new accounting pronouncements on our results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Findex.com, Inc.

We have audited the accompanying consolidated balance sheets of Findex.com, Inc., formerly EcoSmart Surface and Coating Technologies, Inc., as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. Findex.com, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Findex.com, Inc.’s internal control over financial reporting as of December 31, 2015 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Findex.com, Inc. as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/:D. Brooks and Associates CPA’s, P.A.

D. Brooks and Associates CPA’s, P.A.

West Palm Beach, FL

April 14, 2016

Findex.com, Inc.

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2015	As of December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$5,163	$2,241
Accounts receivable, net	1,901	38,602
Inventories, net	19,797	50,959
Other current assets	4,838	1,729
Total current assets	31,699	93,531
Property and Equipment, net	29,994	47,454
Intangible Assets, net	356,874	419,387
Goodwill	---	1,433,465
Total assets	$418,567	$1,993,837

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Notes payable	$366,283	$323,783
Notes payable Derivative liability	---	250,000
Notes payable, related party	709,000	489,000
Accrued royalties	64,129	61,039
Accounts payable	208,255	221,715
Accounts payable, related parties	98,754	67,702
Accrued payroll	466,675	251,127
Other current liabilities	122,490	68,730
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	2,149,954	1,847,464
Commitments and Contingencies (Note 14)
Stockholders’ (Deficit) Equity:
Preferred stock, $.001 par value 5,000,000 shares authorized -0- shares issued and outstanding	---	---
Common stock, $.001 par value 900,000,000 shares authorized, 476,783,564 and 420,479,980 shares issued and outstanding, respectively	476,784	420,480
Additional paid-in capital	3,244,303	2,713,853
Accumulated deficit	(5,452,474)	(2,987,960)
Total stockholders’ (deficit) equity	(1,731,387)	146,373
Total liabilities and stockholders’ (deficit) equity	$418,567	$1,993,837

See accompanying notes to consolidated financial statements.

Findex.com, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015	Year Ended December 31, 2014

Revenues, net	$153,140	$176,567
Revenues related party, net	16,616	---
Total revenues	169,756	176,567
Cost of sales	84,119	99,181
Gross profit	85,637	77,386
Other operating expenses:
Sales and marketing expenses	19,482	21,464
Professional fees	290,606	175,208
Personnel costs (net of research and development direct labor costs)	442,648	444,803
Research and development	267,361	108,886
Rent	86,554	57,461
Other general and administrative expenses	159,305	351,102
Impairment expense on intangible asset	15,000	45,000
Total operating expenses	1,280,956	1,203,924
Loss from operations	(1,195,319)	(1,126,538)
Interest expense	(60,110)	(260,745)
Gain on intangible asset	24,380	---
Gain on debt settlement	200,000	---
Impairment loss of Findex legacy software segment	(1,433,465)	---
Net loss before income taxes	(2,464,514)	(1,387,283)
Income tax provision	---	---
Net loss	$(2,464,514)	$(1,387,283)

Basic & diluted net loss per share	$(0.01)	$(0.01)

Basic & diluted weighted average common shares outstanding	458,579,401	175,851,232

See accompanying notes to consolidated financial statements.

Findex.com, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2013	82,608,179	$82,608	$1,380,319	$(1,600,677)	$(137,750)
Sale of Common Shares for Cash - Private Investors (Pre-Merger)	21,516,423	21,517	530,583	---	552,100
Issuance of Common Shares - Note Holder (Pre-Merger)	8,510,458	8,510	216,490	---	225,000
Issuance of Common Shares - Merger Agreement	277,982,500	277,983	436,827	---	714,810
Equity Issuance Costs (Post Merger)	---	---	(21,004)	---	(21,004)
Sale of Common Shares for Cash - Private Investors (Post Merger)	5,000,000	5,000	45,000	---	50,000
Issuance of Common Shares for Services (Post Merger)	24,862,420	24,862	125,638	---	150,500
Net loss, year ended December 31, 2014	---	---	---	(1,387,283)	(1,387,283)
Balance as of December 31, 2014	420,479,980	$420,480	$2,713,853	$(2,987,960)	$146,373
Sale of Common Shares for Cash - Private Investors	50,500,000	50,500	414,500	---	465,000
Issuance of Common Shares for Services	8,071,429	8,072	104,927	---	112,999
Cancelled Stock Certificate	(2,192,500)	(2,193)	2,193	---	---
Correction of Error on Issuance of Common Shares for Merger Agreement	(75,345)	(75)	75	---	---
Forgiveness of Accounts Payable to Related Party	---	---	8,755	---	8,755
Net loss, year ended December 31, 2015	---	---	---	(2,464,514)	(2,464,514)
Balance as of December 31, 2015	476,783,564	$476,784	$3,244,303	$(5,452,474)	$(1,731,387)

See accompanying notes to consolidated financial statements.

Findex.com, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015		Year Ended December 31, 2014

Cash flows from operating activities:
Net Loss		$(2,464,514)		$(1,387,283)
Adjustments to reconcile net loss to cash used in operations:
Depreciation		17,460		16,944
Amortization		47,513		34,797
Stock issued for services		84,000		117,500
Stock issued for accounts payable, related party		---		30,000
Stock issued for accounts payable		---		3,000
Stock issued for notes payable		---		225,000
Forgiveness of accounts payable to related party		8,754		---
Gain on debt settlement		(200,000)		---
Impairment expense on intangible asset		15,000		45,000
Impairment loss of Findex legacy software segment		1,433,465		---
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable		36,701		(33,550)
Decrease in inventory		31,162		24,705
(Increase) decrease in other current assets		(3,109)		2,155
Increase in accounts payable and accrued expenses		318,990		270,076
Net cash used in operating activities		(674,578)		(651,656)
Cash flows from investing activities:
Cash acquired		---		19,172
Purchase of property and equipment		---		(1,571)
Net cash provided in investing activities		---		17,601
Cash flows from financing activities:
Sale of common stock		465,000		602,100
Issuance of convertible debt		250,000		55,000
Payments made on term debt		(37,500)		---
Equity issuance costs		---		(21,004)
Net cash provided by financing activities		677,500		636,096
Net increase in cash and cash equivalents		2,922		2,041
Cash and cash equivalents, beginning of year		2,241		200
Cash and cash equivalents, end of period		$5,163		$2,241

Supplemental cash flow information:
Interest paid		$16,746		$260,744
Cash paid for income taxes	$	---	$	---

Schedule of Non-Cash Investing and Financing Activities:
Issuance of debt for loan modification		$50,000	$	---
Issuance of common stock for accrued directors fees		$29,000	$	---

See accompanying notes to consolidated financial statements.

Findex.com, Inc.

Notes to Consolidated Financial Statements

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

Since the Merger, the Company’s primary focus has shifted away from the continued development of our FormTool line and much more intently in the direction of our surfaces and coatings business, where we believe the opportunities for our future growth are greater and have significantly more to offer economically.

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in US dollars.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates include inventory evaluation for slow moving and obsolete items, collectability of accounts receivable, assessing intangibles for impairment, useful lives of assets, and valuation of stock based compensation.

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

INVENTORY

The Company’s inventories are recorded at the lower of cost or market using the first in, first out method. The Company’s inventory consists of raw materials and finished goods. The Company takes into consideration certain inventory items that are slow moving and obsolete and calculates a provision for these inventory items.

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

INTANGIBLE ASSETS OTHER THAN GOODWILL

The Company’s intangible assets consist of patents and patents pending acquired from third parties, and are recorded at cost. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350-30, General Intangibles Other Than Goodwill, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives, generally three to ten years. All intangible assets are tested for impairment annually during the fourth quarter. For the years ended December 31, 2015 and 2014, the Company recognized $15,000 and $45,000, respectively, in impairment expense related to the MRP assets. See Note 6.

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

For the year ended December 31, 2015, the Company recognized $1,433,465 of goodwill impairment expense related to the Findex legacy software segment which is no longer being actively pursued. See Notes 3 and 11.

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

The Company's financial instrument that is adjusted to fair value at each balance sheet date consists of a derivative liability related to the conversion feature embedded in convertible debt. The Company’s derivative liability resulting from the issuance of convertible debt is reflected at fair value based on the terms of conversion which results in fair value approximating intrinsic value, which is consistent with level 3 inputs. See Notes 7 and 10.

At December 31, 2015 and 2014, the derivative liability consisted of the following for each fair value hierarchy level:

	2015		2014
Level I	$	---	$	---
Level II	$	---	$	---
Level III	$	---		$250,000

Beneficial conversion feature

The Company from time to time may issue convertible note agreements that may have conversion prices which create an embedded beneficial conversion feature pursuant to the Emerging Issues Task Force (EITF) guidance on beneficial conversion features. A beneficial conversion feature exists on the date a convertible note agreement is issued and the fair value of the underlying common stock to which the note agreement is convertible into is in excess of the remaining unallocated proceeds of the note agreement after first considering the allocation of a portion of the note agreement proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with the EITF guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note agreement using the effective interest method. In the case of no termination date of the note agreement, the debt discount is fully expensed to interest expense.

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

RESEARCH AND DEVELOPMENT

The Company’s research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, the Company records the research and development costs as a reduction against either personnel costs or professional fees. For facilities leasing related expenses, the Company records the research and development costs as a reduction against rent. For the years ended December 31, 2015 and 2014, the Company recognized $267,361 and $108,886, respectively, in research and development costs.

STOCK-BASED COMPENSATION

The Company recognizes share-based compensation in accordance with ASC 718, Compensation – Stock Compensation, using the modified prospective method. ASC 718 requires that the Company measure the cost of the employee services received in exchange for an award for equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period. See Note 13.

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

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company classifies interest and penalties as a component of interest and other expenses. To date, the Company has not been assessed, nor has the Company paid, any interest or penalties. See Note 12.

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

The following table shows the amounts used in computing earnings per share and the effect on income and the average number of shares of dilutive potential common stock:

For the Year Ended December 31	2015	2014
Numerator for net loss:
Net loss	$(2,464,514)	$(1,387,283)

Denominator for operations:
Denominator for basic per share amounts – weighted average shares	458,579,401	175,851,232
Dilutive effect of:
Stock options	---	---
Warrants	---	---
Convertible notes payables	---	---
Denominator for diluted per share amounts - weighted average shares	458,579,401	175,851,232

The calculations of net loss per share for the year ended December 31, 2015 and 2014 excluded the impact of the following potential common shares as their inclusion would be anti-dilutive.

For the Year Ended December 31	2015	2014
Stock options	---	---
Warrants	4,250,000	200,000
Convertible note payables	54,892,857	50,000,000
Total weighted average anti-dilutive potential common shares	59,142,857	50,200,000

DISCONTINUED OPERATIONS

On May 5, 2011, Findex entered into a Software Product Line Purchase Agreement with WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from Findex all of the assets associated with the QuickVerse® product line which centered around Findex’s industry-leading Bible-study software program. The specific assets conveyed include, among others, the underlying software source code, registered trade names, and existing product inventories. As a result, the Company has classified any associated liabilities as well as all expenses directly related to the QuickVerse® product line from July 24, 2014 through December 31, 2014 as discontinued operations for the years ended December 31, 2014 and 2015. See Note 17.

RECENT ACCOUNTING PRONOUNCEMENTS

At December 31, 2015, there were no recent accounting pronouncements that the Company believed would have a material impact on its consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. However, as of December 31, 2015, the Company had negative working capital of $2,118,255 and had an accumulated deficit of $5,452,474. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken several actions in an attempt to mitigate this risk. These actions include the merger as well as entering into subscription agreements and/or note payable agreements with investors. The accompanying consolidated financial statements do not include any adjustments related to these uncertainties.

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

For the year ended December 31, 2015, the Company recognized $1,433,465 of goodwill impairment expense related to the Findex legacy software segment which is no longer being actively pursued. See Notes 1 and 11.

NOTE 4 – INVENTORIES

At December 31, 2015 and 2014, inventories consisted of the following:

	2015	2014
Raw materials	$24,753	$47,622
Finished goods	4.364	3,337
Reserve for obsolete inventory	(9,320)	---
Inventories	$19,797	$50,959

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31, 2015 and 2014, property and equipment consisted of the following:

	2015	2014
Office equipment	$3,466	$3,466
Warehouse equipment	76,339	76,339
Computer equipment	8,708	7,436
Less: accumulated depreciation	(58,519)	(41,059)
Property and equipment	$29,994	$47,454

For the year ended December 31, 2015 and 2014, the Company recorded depreciation expense of $17,460 and $16,944, respectively.

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

As of December 31, 2015 and 2014, the Company’s intangible assets, net of accumulated amortization consisted of the following:

Patents and/or software licenses, net	2015	2014
Cost	$697,955	$712,955
Amortization	(341,081)	(293,568)
Net intangible assets	$356,874	$419,387

	2015	2014
Beginning balance for total intangible assets	$419,387	$496,062
Addition of Findex’s assets	---	168,055
Impairment loss	(15,000)	(45,000
Amortization	(47,513)	(199,730
Intangible assets	$356,874	$419,387

The SMT assets include a patent, a patent pending, trade secret technology, instructions, manuals and applicable materials on certain manufacturing processes, know-how, scientific testing equipment, warehouse equipment, shelving and shop supplies. The MRP assets include trade secret technology, instructions, manuals and applicable materials on certain manufacturing processes. For the years ended December 31, 2015 and 2014, the Company recognized $15,000 and $45,000, respectively, in impairment expense related to the MRP assets as the Company is no longer pursing this line of business. See Notes 1 and 8.

Future amortization for the next five years for the Company’s intangible assets consist of the following:

Year	Anticipated Amortization
2016	$47,513
2017	47,513
2018	47,513
2019	47,513
2020	47,513
Thereafter five years	119,309
Total anticipated amortization of intangible assets	$356,874

NOTE 7 – NOTES PAYABLE

At December 31, 2015, notes payable consisted of the following:

2015
Notes payable	$366,283
Notes payable, related party	709,000
Total	$1,075,283

At December 31, 2015, notes payable consisted of the following:

		2015
Unsecured term note payable to a former shareholder due January 2012, plus interest at 5% APR. Interest on overdue principal accruing at 10% APR.	(a)	$28,783
Unsecured term note payable to a current shareholder due August 1, 2015, plus interest at 10% APR.	(b)	300,000
Unsecured term note payable to a current shareholder, no due date, non-interest bearing.	(c)	7,500
Convertible term note payable to a current shareholder due October 6, 2015, plus interest of $2,000, convertible at $0.01 per share of common stock.	(d)	20,000
Convertible term note payable to an individual due September 2016, plus interest at 10% APR, convertible at $0.02 per share of common stock.	(e)	10,000
Total		$366,283

As of December 31, 2015, the Company held a note payable (b) with a current shareholder. The original note payable contained a conversion feature in the amount of $250,000. However, in March 2015, the Company entered into a loan modification agreement which called for the original note payable, along with the conversion feature, to be cancelled. Furthermore, the loan modification called for a replacement note to be entered into at the adjusted principal amount of $300,000, but without any conversion feature exercisable on the part of the holder. See Notes 1 and 10. In accordance with ASC 470-50-40, the Company deemed the transaction to be a debt extinguishment due to the substantially different terms. As a result, the company recorded a gain on debt settlement of $200,000.

During the year ended December 31, 2015, the Company repaid $7,500 of an unsecured note payable (c) to a current shareholder. In addition, during the year ended December 31, 2015, the Company and a note holder, whom is also a current shareholder, agreed to cancel a note payable, plus interest, totaling $24,380. In exchange, the note holder will receive installment payments totaling $15,000 originally owed to the Company for the sale of the domain website name, www.formtool.com, and the FormTool registered trademark. See Note 9.

At December 31, 2015, the Company was in arrears on the unsecured term note payable (a) to the former shareholder, the unsecured term note payable (b) to a current shareholder, and the convertible term note payable (d) to a current shareholder.

                NOTES PAYBLE RELATED PARTY

At December 31, 2015, the notes payable, related party consisted of the following:

		2015
Non-interest bearing note payable, due August 3, 2016.	(a)	$239,000
Convertible note payable to a company controlled by an outside director, whom is also a current shareholder, due on demand, plus interest at 4.5% APR, convertible at $0.01 per share of common stock.	(b)	60,000
Convertible note payable to the Company’s current corporate counsel, whom is also a current shareholder, due on demand, plus interest at 4.5% APR, convertible at $0.01 per share of common stock.	(c)	150,000
Convertible note payable to an outside director, whom is also a current shareholder, due on demand, plus interest at 4.5% APR, convertible at $0.01 per share of common stock.	(d)	30,000
Convertible note payable to the Company’s current corporate counsel for legal services, whom is also a current shareholder, due on demand, plus interest at 4.5% APR, convertible at $0.007 per share of common stock	(e)	120,000
Convertible note payable to the Company’s current corporate counsel, whom is also a current shareholder, due on demand, plus interest at 12% APR, convertible at $0.008 per share of common stock	(f)	10,000
Convertible note payable to a current shareholder, due November 13, 2018, plus interest at 10% APR, convertible at $0.01 per share of common stock.	(g)	100,000
Total		$709,000

As of December 31, 2015, no principle payments have been made on note (a). Note payables (b) and (d) are agreements with an outside director, whom is also a current shareholder, and cover a portion of the amount that the outside director was owed for certain vendor payments made directly by the outside director’s personal credit card and/or for funds previously loaned to the Company for working capital. In addition, the Company has recorded Accounts payable, related parties in the amount of $34,391 to the holder of notes (b) and (d). Notes payable (c) and (e) are agreements with the Company’s current corporate counsel, whom is also a current shareholder, and covers the amount that was due its corporate counsel for legal expenses the Company incurred for the years ended December 31, 2015 and 2014. See Note 15. During the year ended December 31, 2015, the Company repaid $10,000 of an unsecured note payable to a current shareholder.

NOTE 8 – IMPAIRMENT EXPENSE

During the years ended December 31, 2015 and 2014, the Company tested for impairment certain intangible assets associated with the MRP assets, which include trade secret technology, instructions, manuals and applicable materials on certain manufacturing processes. After careful review and evaluation of the MRP assets, the Company’s management feels that furthering research and development and/or marketing/sales efforts connected to the MRP assets are not the best use of Company’s funds or time from the Company’s management or sales team at this time. Therefore, in accordance with ASC 360-10-35, Property, Plant and Equipment, Overall, Subsequent Measurement, the Company recognized an impairment expense of $15,000 and $45,000, respectively, during the years ended December 31, 2015 and 2014 for the MRP intangible assets. This has been treated as an operating expense and included in Impairment expense on the Company’s Consolidated Statement of Operations. See Notes 1 and 6.

NOTE 9 – GAIN ON INTANGIBLE ASSET

In November 2015, the Company sold the domain website name, www.formtool.com, and the FormTool registered trademark to a private company for $15,000 which was to be paid out in installments over twelve months. The Company continues to operate its FormTool website under the domain name of www.formtoolsoftware.com. In connection with the sale of the domain website name and the registered trademark, The Company and a current note holder, whom acted as an Agent on behalf of the Company for this transaction, agreed to cancel a note payable, plus interest, totaling $24,380. In exchange, the current note holder will receive the installment payments totaling $15,000 originally owed to the Company for the sale of the domain website name, www.formtool.com, and the FormTool registered trademark. At December 31, 2015, the Company did not have a value assigned to the intangible assets consisting of the domain website name, www.formtool.com, and the FormTool registered trademark. As a result, the Company recognized a gain on intangible asset of $24,380 on our Consolidated Statement of Operations for the year ended December 31, 2015. See Note 7.

NOTE 10 – GAIN ON DEBT SETTLEMENT

In March 2015, the Company recognized a gain on debt settlement in the amount of $200,000. This gain is a result of entering into a loan modification agreement with a shareholder that held an outstanding convertible note agreement in the amount of $250,000 carrying a conversion feature that had the accounting effect of increasing the derivative liability associated with the obligation from $250,000 to $500,000. The loan modification called for the original convertible note payable $250,000, along with the conversion feature $250,000, dated July 2014 to be cancelled. In addition, the loan modification called for a replacement note payable to be entered into at the adjusted principal amount of $300,000, total, but without any conversion feature exercisable on the part of the holder. All other terms of the original note agreement remained unchanged. As a result, the Company recognized a net gain of $200,000, and has treated it as a gain from extinguishment of debt and included it in Gain on debt settlement on our Consolidated Statement of Operations for the year ended December 31, 2015. See Notes 1 and 7.

NOTE 11 – IMPAIRMENT LOSS OF FINDEX LEGACY SOFTWARE SEGMENT

As required by ASC 350, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment during the fourth quarter of its fiscal year. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon occurrence of certain events. The Company has one reporting unit. The annual goodwill impairment test is a two-step process. First, the Company determines if the carrying value of its reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company then determines that goodwill may be impaired, it compares the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. For the year ended December 31, 2015, the Company recognized $1,433,465 of goodwill impairment expense related to the Findex legacy software segment which is no longer being actively pursued, and has treated it as an Impairment loss of Findex legacy software segment on our Consolidated Statement of Operations. See Notes 1 and 3.

NOTE 12 – INCOME TAXES

The provision for taxes on income from operations for the years ended December 31, 2015 and 2014 consisted of the following:

	2015		2014

Expense (benefit) at Federal statutory rate – 34%		$(838,100)		$(265,200)
State tax effects, net of Federal taxes		(4,210)		(1,332)
Nondeductible expenses		663		---
Nontaxable income		---		---
Deferred tax asset valuation allowance		841,647		265,902
Income tax expense	$	---	$	---

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

At December 31, 2014, the Company had available net operating loss carryforwards of approximately $10,367,000 for federal income tax purposes that have a range of expiration dates beginning in the year of 2020 and extending through the year of 2035. The federal carryforwards resulted from losses generated in 1996 through 2002, 2005, 2006, 2008, 2009, 2010, 2012, 2013, 2014 and 2015.

The Company adopted the provisions of ASC 740 as of January 1, 2007, and has analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. Federal, Nebraska, and Florida as our “major” tax jurisdictions.

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

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

At December 31, 2015 and 2014, the Company’s stockholders’ equity transactions consisted of the following:

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Price per share	Consideration	Number of Warrants	Footnotes
Common Stock Issuances
Sold for Cash
Year ended December 31, 2015	Restricted Common Stock	Private Purchasers	42,500,000	$0.010	$425,000	4,250,000	1
Year ended December 31, 2015	Restricted Common Stock	Private Purchaser	4,000,000	$0.005	$20,000	---	2
Year ended December 31, 2015	Restricted Common Stock	Outside Director	4,000,000	$0.005	$20,000	---	2

Issued for compensation to employees, executive officers and board of directors
Year ended December 31, 2015	Restricted Common Stock	Outside Directors	2,071,429	$0.014	$29,000	---	3

Issued for compensation to contractors
Year ended December 31, 2015	Restricted Common Stock	Consultants	6,000,000	$0.014	$84,000	---	4

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

(2) This was a private offering of securities to a single individual private investor and another to an outside board member. The purchase price for both was $0.005 per share, and the aggregate proceeds amounted to $40,000, all of which was paid in cash.

(3) Shares to be issued in lieu of cash for partial director’s fees accrued and unpaid from January 2014 through December 2014.  Consideration is calculated to be the value of the security at the date of grant of March 6, 2015.

(4) Issued as compensation for consulting, planning, research and development and enhancement of sales opportunities. Consideration is calculated to be the value of the security at the date of grant of March 6, 2015.

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Price per share	Consideration	Number of Warrants	Footnotes
Common Stock Issuances
Sold for Cash
Year ended December 31, 2014	Restricted Common Stock	Private Purchasers	21,516,423	$0.026	$552,100	---	1
Year ended December 31, 2014	Restricted Common Stock	Private Purchaser	1,000,000	$0.010	$10,000	---	2
Year ended December 31, 2014	Restricted Common Stock	Private Purchasers	2,000,000	$0.010	$20,000	200,000	3
Year ended December 31, 2014	Series MX Convertible Preferred Stock	Private Purchasers	800	$25.000	$20,000	---	4

Issued for compensation to employees, executive officers, board of directors and corporate counsel
Year ended December 31, 2014	Restricted Common Stock	Outside Director	6,000,000	$0.005	$30,000	---	5
Year ended December 31, 2014	Series MX Convertible Preferred Stock	Outside Director	1,875	$16.000	$30,000	---	6
Year ended December 31, 2014	Series MX Convertible Preferred Stock	Controller	782	$16.000	$12,512	---	6
Year ended December 31, 2014	Series MX Convertible Preferred Stock	Chief Executive Officer	3,125	$16.000	$50,000	---	6
Year ended December 31, 2014	Series MX Convertible Preferred Stock	Corporate Counsel	1,563	$16.000	$25,008	---	6

Issued for compensation to contractor
Year ended December 31, 2014	Restricted Common Stock	Consultant	500,000	$0.006	$3,000	---	7

Issued for compensation to note holder
Year ended December 31, 2014	Restricted Common Stock	Note Holder	8,510,458	$0.026	$225,000	---	8

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

(1) From January, 2014 through July 22, 2014, the Company sold 21,516,423 shares of common stock for net proceeds of $552,100. The price per share reflected here is an average price per share.

(2) This was a private offering of securities to a single individual private investor. The purchase price was $0.001 per share, and the aggregate proceeds amounted to $10,000, of which was paid in cash.

(3) These were sales made pursuant to private placement commenced as of December 8, 2014 carrying a purchase price of $10,000 per unit, with each such unit consisting of 1,000,000 shares of common stock (effectively priced at $0.01 per share) and a 1-year warrant to purchase an additional 100,000 shares of common stock at an exercise price of $0.10 per share.

(4) This was private offering offering of securities to two individual private investors to purchase from the Company a total of 400 shares of Series MX Convertible Preferred Stock each at a price of twenty-five dollars ($25.00) per share, such price paid to the Company in $10,000 in cash. These shares of Series MX Convertible Preferred Stock converted automatically on November 2014 into 1,000,000 (1:2,500) restricted shares of common stock.

(5) Shares to be issued total 6,000,000 restricted shares of common stock to an outside director at a price of five thousandths of a dollar ($0.005) per share, based on quoted trading prices for the Company’s common stock, in exchange for a portion of the funds ($30,000) the outside director previously loaned the Company for working capital.

(6) These shares to be issued of Series MX Convertible Preferred Stock were to an outside director in lieu of cash for a portion of the director’s fees accrued and unpaid from October 2012 through March 2014, to the Company's controller as well as the Company's Chief Executive Officer in lieu of cash for a portion of accrued and unpaid payroll from October 2012 through March 2014 for each of them, and the Company's corporate counsel in lieu of cash for certain legal fees accrued and unpaid from January 2014 through July 2014. Each share of Series MX Convertible Preferred Stock was valued at $16.00 per share, which was arrived at on the basis of a closing price value on July 29, 2014 of $0.0064 per share of common stock. These shares of Series MX Convertible Preferred Stock converted automatically on November 2014 into 18,362,500 (1:2,500) restricted shares of common stock.

(7) Shares to be issued total 500,000 restricted shares of common stock to an outside consultant at a price of six thousandths of a dollar ($0.006) per share, based on quoted trading prices for the Company’s common stock, in lieu of cash for consulting services previously rendered and valued at $3,000.

(8) Shares to be issued total 8,510,458 shares of restricted common stock to a convertible note holder as consideration for extending the maturity date of the convertible note payable. The Company recorded $225,000 as interest expense based on quoted trading prices for the Company’s stock.

Conmmon Stock

For the ended December 31, 2015 the Company cancelled 75,345 shares of common stock that was initially part of the Merger Agreement. These shares were cancelled due to an error in initially calculating the number of shares to be issued upon conversion following the merger with EcoSmart.

Finally, during the year ended December 31, 2015 the Company accepted the cancellation of 2,192,500 shares of common stock held by the CEO and majority-controlling stockholder of EcoSmart prior to the merger.

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

COMMON STOCK WARRANTS

For the years ended December 31, 2015 and 2014, the Company issued warrants to individuals in connection with common stock subscription agreements that each individual entered into with the Company. Each warrant provides for the option to purchase an additional 100,000 (4,450,000 in total) shares of common stock for a period of up to one year at an exercise price of $0.10 per share. For the years ended December 31, 2015 and 2014, no warrants were exercised. A total of two warrants expired during the year ended December 31, 2015.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the amount of potential liability the Company is likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect the Company’s financial condition.

On July 23, 2014, the Company entered into an employment agreement with the Company’s Chief Executive Officer. The term for the employment agreement is three (3) years and contains a provision for an incentive-based bonus, an amount in cash equal to one and one half percent (1.5%) of Free Cash Flow (FCF); provided, however, that such bonus does not exceed five hundred thousand dollars ($500,000) for any single Fiscal Year. The Company accrues this bonus on a quarterly basis. No amounts for bonuses have been earned or accrued as of December 31, 2015. The Company’s Chief Executive Officer has the following base annual salary rate:

Chief Executive Officer
Base Annual Salary	$162,500

In addition to the bonus provision and the annual base salary, the Chief Executive Officer’s employment agreement provides for payment of the following for termination by reason of disability.

	Accrued Base Salary	Vested Deferred Vacation Compensation
Aggregate included in Accrued Payroll at December 31, 2015	$334,015	$12,501

The agreement also provides for severance compensation equal to the then base salary until the expiration of the term of the agreement. There is no severance compensation in the event of voluntary termination or termination for cause.

The Company entered into an employment agreement with our Vice President of Research and Development in March 2015. Among other terms and provisions, the employment agreement provides specific executive-level responsibilities for a term of 3 years, unless the term is either extended or the agreement is terminated at some time prior to the duration of the term by either party, either for cause, without cause, due to disability or death, or voluntarily. During the term of the employment agreement, and in addition to certain benefits, expense coverage and severance compensation, our Vice President of Research and Development is entitled to a base annual salary of not less than $120,000, as well as a royalty of 5% of the gross revenue, net of returns, for all revenues generated by the intellectual property that our Vice President of Research and Development has assigned to the Company. For the years ended December 31, 2015 and 2014, the Company has made payments to a company owned by our Vice President of Research and Development under these arrangements. The Company has accrued $37,500 in wages and approximately $3,000 in accrued royalties under this agreement owed for the year ended December 31, 2015. See Note 15.

The Company occupies an office building for its corporate headquarters located in Lake Park, Florida. In January 2015, the Company renewed a lease agreement with a shareholder for this 8,560 square foot facility under a five year lease agreement ending December 31, 2019 with an option to renew for one successive term of five years at the then current occupancy rates. The monthly rent, including sales and use taxes, is $7,000. In accordance with the terms of the leasehold agreement, the Company is responsible for all utilities, repairs and maintenance.

In February 2015, the Company entered into a lease agreement for a research facility located in Daytona Beach, Florida. The Company leases this 3,200 square foot facility under a month to month lease agreement ending on December 31, 2016. The monthly rent, including sales and use taxes, is $2,662. In accordance with the terms of the leasehold agreement, we are responsible for all utilities, repairs and maintenance.

Total rent expense, before adjustments of reclassified facilities cost for research and development, for the years ended December 31, 2015 and 2014 for these facilities totaled $118,504 and $57,461, respectively.

At December 31, 2015, the future minimum rental payments required under these arrangements total approximately $348,768:

Year	Future Minimum Rental Payments
2016	$85,260
2017	$86,532
2018	$87,828
2019	$89,148
Total future minimum rental payments	$348,768

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company’s executive officers and employees, from time to time, make payments for materials and various expense items (including business related travel) in the ordinary course of business via their personal credit cards in lieu of a corporate check. The Company does not provide its employees or executive officers with corporate credit cards. Amounts due these officers and directors (including one of the Company’s directors, the Company’s CEO, and controller) are included in Accounts payable, related parties, on the Consolidated Balance Sheets.

The accounts payable due to related parties also includes amounts owed to the Company’s current contractors/employees for past earnings and out of pocket travel expenses. This includes amounts owed to our Vice President of Research and Development (See Note 14) and a contractor who was President of one of EcoSmart’s divisions prior to the merger with EcoSmart and a current shareholder.

As of December 31, 2015, the Company held a non-interest bearing promissory note with a current shareholder. The note payable is due on August 3, 2016 and totals $239,000. As of December 31, 2015, no principle payments have been made on this note. See Note 7.

As of December 31, 2015, one of the Company’s directors held two convertible note payable agreements with the Company. These convertible note payable agreements cover a portion of the amount that the outside director was owed for certain vendor payments made on the Company’s behalf and for funds previously loaned to the Company for working capital. The first convertible note payable agreement is between the Company and a company controlled by the director and is in the amount of $60,000. It is due on demand, plus interest at 4.5% APR and convertible at $0.01 per share of common stock. The second convertible note payable agreement is between the Company and the director and is in the amount of $30,000. It is due on demand, plus interest at 4.5% APR and convertible at $0.01 per share of common stock. See Note 7.

As of December 31, 2015, the Company’s current corporate counsel held three convertible note payable agreements with the Company. The first note payable agreement covered the amount that was due to the Company’s corporate counsel for legal services provided for the year ended December 31, 2014 in the amount of $150,000. This convertible note payable agreement is due on demand, plus interest at 4.5% APR and convertible at $0.01 per share of common stock. The second convertible note payable agreement covered the amount that was due to the Company’s corporate counsel for legal services provided for the year ended December 31, 2015 in the amount of $120,000. This convertible note payable agreement is due on demand, plus interest at 4.5% APR and convertible at $0.007 per share of common stock. The final convertible note payable agreement is in the amount of $10,000 for funds loaned to the Company for working capital. It is due on demand plus interest at 12% APR and convertible at $0.008 per share of common stock. See Note 7.

As of December 31, 2015, one of the Company’s current shareholders entered into a convertible note payable agreement with the Company in the amount of $100,000. The note payable agreement is due on November 13, 2018, plus interest at 10% APR and convertible at $0.01 per share of common stock. See Note 7. Furthermore, the current shareholder purchased product from the Company for the year ended December 31, 2015 in the amount of $2,682 which is included in Revenue, related party.

During the year ended December 31, 2015, the Company recorded revenue for sales to shareholders. Although, none of the shareholders accounted for more than 10% of the Company’s revenue, they combined to represent 9.80% of 2015 revenue and are recorded as revenue, related party on the Company’s Statement of Operations.

NOTE 16 – CUSTOMER AND VENDOR CONCENTRATIONS

For the years ended December 31, 2015 and 2014, the Company generated a significant portion of its revenues in the coatings division from certain customers as follows:

	% of Total Revenues
	2015	2014
Customer A	32.85%	29.47%
Customer B	12.72%	1.53%

For the year ended December 31, 2015, the Company’s revenues were approximately 93% attributable to sales within the specialty coatings division and approximately 7% attributable to sales within the software division. In the future, the Company anticipates that the majority of its revenues will be derived from the specialty coatings division.

For the years ended December 31, 2015 and 2014, the Company’s significant product and chemical raw material purchases were as follows:

	% to Total Products
	2015	2014
Vendor A	46.40%	29.27%
Vendor B	17.43%	18.08%
Vendor C	16.94%	---

The Company has no long-term written agreements with any of these vendors. The payment terms are generally net 30 days, and the Company is not substantially dependent upon any one or more of them; all are easily replaceable with any locally or nationally available supplier.

NOTE 17 – DISCONTINUED OPERATIONS

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

As a result of the decision to sell the QuickVerse® product line, the Company has classified the QuickVerse® product line as discontinued operations for the years ended December 31, 2015 and 2014. The Company has recorded the remaining class of liabilities for the QuickVerse® product line as presented below:

Other current liabilities from discontinued operations:	December 31, 2015	December 31, 2014
Accrued royalties	$114,368	$114,368
Other current liabilities from discontinued operations	$114,368	$114,368

NOTE 18 – SUBSEQUENT EVENTS

On January 20, 2016, the Company issued a convertible promissory note to a current shareholder in the amount of $25,000. The convertible promissory note has a term of twelve months, plus interest at 10% APR and is convertible into shares of common stock at $0.01 per share.

On February 12, 2016, the Company issued a promissory note to an individual in the amount of $10,000. The promissory note has a term of two months, plus interest of $1,000. The Company has paid this note in full.

On February 24, 2016, the Company issued a convertible promissory note to a current shareholder in the amount of $10,000. The convertible promissory note is due April 23, 2016, plus interest of $1,000 and is convertible into shares of common stock at $0.005 per share.

On March 4, 2016, the Company issued a convertible promissory note to an individual in the amount of $50,000. The convertible promissory note has a term of twelve months, plus interest at 10% APR and is convertible into shares of common stock at $0.01 per share.

On March 18, 2016, the Company issued a convertible promissory note to a current shareholder in the amount of $100,000. The convertible promissory note has a term of thirty six months, plus interest at 10% APR and is convertible into shares of common stock at $0.01 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T). Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K December 31, 2015, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).

Our management, under the supervision of our Chief Executive Officer/Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on the assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2015, there were no changes in our internal control over financial reporting, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

There were no reportable events under this Item 9B during the fourth quarter of the fiscal year ended December 31, 2015.

PART III

Item 10. Directors, Executive Officers and corporate governance.

Our directors and executive officers and their ages as of April 14, 2016 were as follows:

Name	Age	Position
Steven Malone	49	Director, Chairman of the Board, President and Chief Financial Officer
Bo Gimvang	64	Vice President of Research and Development
John A. Kuehne, CA	58	Director
Donald Schoenfeld	50	Director

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

Donald Schoenfeld - Director

Mr. Schoenfeld is an entrepreneur with a specialty in sales and has over 29 years of experience owning and operating several businesses, highlighted by the following:

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

Board of Directors Committees

Currently our two standing committees comprised of members of our board of directors are our audit committee and our compensation committee. Since December 2000, our board of directors has maintained an audit committee. As of April 14, 2016, the audit committee consisted of one member, John Kuehne. Mr. Kuehne is considered to be a “financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and each qualifies as an “independent” under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934. Since July 2003, we have maintained a compensation committee. We currently have two members, John A. Kuehne and Donald Schoenfeld, serving on our compensation committee.

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

The following table sets forth the compliance reporting under Section 16(a) for the fiscal year ended December 31, 2015.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Steven Malone	---	---	---
John A. Kuehne	2	2	---
Donald Schoenfeld	2	2	---
Renewable Corp	---	---	1

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned or paid, for each of the last two fiscal years to our Chief Executive Officer and each of our executive officers earning a total compensation of $100,000 or more during any such fiscal year. Steven Malone has served as our President and Chief Executive Officer since March 2001 and as our Chief Financial Officer since July 2010. Bo Gimvang has served as our Lead Chemist since July 2014 and as Vice President of Research and Development since March 2015. No other individuals employed by us earned a total compensation in excess of $100,000 during the fiscal year ended December 31, 2015.

Summary Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)			Option Awards ($)		Non-equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Steven Malone, President, Chief Executive Officer and Chief Financial	2015	$166,202	$	---	$	---		$	---	$	---	$	---	$12,500	(a)	$178,702
Officer	2014	$134,750	$	---	$	---		$	---	$	---	$	---	$12,500	(a)	$147,250

Bo Gimvang, Vice President of Research and	2015	$128,500				$35,000	(b)							$3,388	(c)	$166,888
Development	2014	$47,500												$1,500	(c)	$49,000

(a) This represents earnings accrued at the end of each fiscal year for vacation hours earned that would be required to be paid in connection with any termination, including without limitation through retirement, resignation, severance or constructive termination of any such executive officer's employment.

(b) This represents shares in lieu of cash for outside consultant services previously rendered valued at $0.014 per share of common stock on March 6, 2015.

(c) This represents earnings at the end of each fiscal year for royalties of 5% of the gross revenue, net of returns, for all revenues generated by the intellectual property that Mr. Gimvang has assigned to the Company per his employment agreement.

EQUITY AWARDS

Information Concerning Stock Options

As of the fiscal year ended December 31, 2015, we did not have any outstanding equity awards, specifically unexercised options, stock that has not vested, and equity incentive plan awards, held by the executive officers. Furthermore, we did not grant stock options to our executive officers during the fiscal year ended December 31, 2015, and no executive exercised any stock options during the fiscal year 2015.

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

As of the date hereof, we have accrued approximately $49,000 in director’s fees for our outside directors for the period of October 1, 2012 through December 31, 2015.

The following table sets forth the compensation of our outside directors for the fiscal year ended December 31, 2015.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
John Kuehne	$30,000	$	---	$	---	$	---	$	---	$	---	$30,000

Donald Schoenfeld	$12,000	$	---	$	---	$	---	$	---	$	---	$12,000

Mr. Kuehne has served as one of our directors since December 2000. Mr. Kuehne's compensation agreement provides for a monthly fee of $1,000 for committee services and a monthly fee of $1,000 for services as a “financial expert” (as defined in Item 407(d)(5) of Regulation S-K). Effective July 1, 2015, we increased the monthly fee for services as a “financial expert” to $2,000 per month. We have accrued $2,000 a month for Mr. Kuehne’s services for the period of January 1, 2015 through June 30, 2015 and $3,000 a month for Mr. Kuehne’s services for the period of July 1, 2015 through December 31, 2015. Mr. Schoenfeld has served as one of our directors since late July 2014. Mr. Schoenfeld’s compensation agreement provides for a monthly fee of $1,000 for committee services. We have accrued $1,000 a month for Mr. Schoenfeld’s services for the period of January 1, 2015 through December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related stockholder matters.

The tables below set forth information regarding the beneficial ownership of our common stock as of April 14, 2016. The information in these tables provides the ownership information for:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;
●	each of our directors and executive officers; and
●	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 476,783,564 shares of common stock currently outstanding as well as an additional 75,742,857 shares of common stock that could potentially be outstanding through conversion of note payables and outstanding warrants. The address of each person listed is in care of Findex.com, Inc., 1313 South Killian Drive, Lake Park, Florida 33403.

Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	The Renewable Corp (1)	61,654,859	11.16%
Common Stock	John Kuehne (2)	45,902,586	8.31%
Common Stock	Morio Mito (3)	41,000,000	7.42%
Common Stock	Green Tech Consulting Group (4)	40,069,716	7.25%
Common Stock	Michael Membrado (5)	37,300,357	6.75%
Common Stock	Steven Malone (6)	23,940,848	4.33%
Common Stock	Bo Gimvang (7)	2,500,000	0.45%
Common Stock	Donald Schoenfeld (8)	1,016,925	0.18%

(1) Consists of 61,654,859 shares of common stock directly owned by The Renewable Corp. The Renewable Corp has granted a proxy to Steven Malone, Chairman of Findex.com, Inc., which gives him 100% sole voting rights.

(2) Consists of 36,902,586 shares of common stock directly owned and 9,000,000 shares of common stock directly owned through convertible note payable option.

(3) Consists of 20,000,000 shares of common stock directly, 20,000,000 shares of common stock owned through convertible note payable option and 1,000,000 shares of common stock directly owned through warrants.

(4) Consists of 40,069,716 shares of common stock directly owned.

(5) Consists of 3,907,500 shares of common stock directly owned and 33,392,857 shares of common stock directly owned through convertible note payable option.

(6) Consists of 19,559,061 shares of common stock directly owned, and 4,381,787 shares of common stock indirectly owned through spouse.

(7) Consists of 2,500,000 shares of common stock directly owned.

(8) Consists of 1,016,925 shares of common stock directly owned.

Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	John Kuehne (1)	45,902,586	8.31%
Common Stock	Steven Malone (2)	23,940,848	4.33%
Common Stock	Bo Gimvang (3)	2,500,000	0.45%
Common Stock	Donald Schoenfeld (4)	1,016,925	0.18%
Common Stock	All officers and directors as a group of (4 persons)	73,360,359	13.27%

(1) Consists of 36,902,586 shares of common stock directly owned and 9,000,000 shares of common stock directly owned through convertible note payable option.

(2) Consists of 19,559,061 shares of common stock directly owned, and 4,381,787 shares of common stock indirectly owned through spouse.

(3) Consists of 2,500,000 shares of common stock directly owned.

(4) Consists of 1,016,925 shares of common stock directly owned.

As of April 14, 2016, we are not aware of any contract or other arrangement, including a pledge of the Company’s securities that could result in a change in the control of the Company.

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

DIRECTOR INDEPENDENCE

We currently have three directors serving on our Board of Directors, Mr. Malone, Mr. Kuehne and Mr. Schoenfeld. We are not a listed issuer and, as such, are not subject to any director independence standards. Using the definition of independence set forth in the rules of NASDAQ, Mr. Kuehne and Mr. Schoenfeld would be considered independent directors of the Company.

Item 14. Principal AccountING Fees and Services.

The following table sets forth the aggregate amount of various professional fees billed by our principal independent accountants for our last two fiscal years. The Company’s Board of Directors engaged D. Brooks and Associates CPA’s, P.A. as its principal independent accountant for the fiscal year ending December 31, 2015. On May 23, 2014, the Company’s Board of Directors was informed by the Company’s then current principal independent accountants, Brimmer, Burek & Keelan LLP (“BBK”), that they would no longer be providing audit services to SEC reporting companies, and that, accordingly, they would be unable to provide any further audit or related review services to us. On May 29, 2014, the Company engaged D. Brooks and Associates CPA’s, P.A. as its new principal independent accountants for the fiscal year ending December 31, 2014. The fees shown in the table under the 2015 column reflect fees billed only by D. Brooks and Associates CPA’s, P.A. while the 2014 column reflect fees billed to us by D. Brooks and Associates CPA’s, P.A and BBK.

	2015		2014
Audit Fees (1)		$15,790		$32,224
Audit-Related Fees	$	---	$	---
Tax Fees	$	---	$	---
All Other Fees	$	---	$	---

(1) Consists of fees for professional services rendered in connection with the audits of our financial statements included in our annual reports on Form 10-K for the years-ending 2014 and 2013, and the review of our financial statements included in our quarterly reports on Form 10-Q for the periods ending March 31, 2015 and 2014, June 30, 2015 and 2014, and September 30, 2015 and 2014.

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

(a)(3)	Exhibits:

Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX
No.	Description of Exhibit

2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(i)(3)	Amendment to Articles of Incorporation of Findex.com, Inc. dated October 14, 2014 incorporated by reference to Exhibit A on Schedule 14C Information filed October 14, 2014.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10	Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28	Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2011.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.39	Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

10.40	Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

10.45	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Bo Inge Hakan Gimvang dated March 3, 2015 incorporated by reference to Exhibit 10.45 on Form 10-K filed on April 15, 2015

10.46	Loan Modification Agreement and Promissory Note dated March 2, 2015incorporated by reference to Exhibit 10.46 on Form 10-K filed on April 15, 2015.

10.47	Business development consulting agreement by and among Findex.com, Inc. and J.N.B., LLC. dated November 10, 2015, incorporated by reference to Exhibit 10.47 on Form 10-Q filed on November 16, 2015.

14.1	Code of Ethics, adopted by Board of Directors April 14, 2016. FILED HEREWITH.

21.1	Subsidiaries of Findex.com, Inc. as of December 31, 2015. FILED HEREWITH.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated April 14, 2016. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated April 14, 2016. FILED HEREWITH.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

By:	/s/ Steven Malone
Steven Malone
President, Chief Executive Officer and Chief Financial Officer

Date: April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President, Chief	April 14, 2016
Steven Malone	Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting Officer)

/s/ John A. Kuehne	Director	April 14, 2016
John A. Kuehne

 58