Form 10-Q
period 2016-03-31
FINDEX COM INC
filed 2016-05-16
CIK 1089061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 16, 2016 the registrant had outstanding 476,783,564 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR FISCAL QUARTER ENDED MARCH 31, 2016

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2016	As of December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$77,380	$5,163
Accounts receivable, net	8,742	1,901
Inventories, net	22,033	19,797
Other current assets	3,116	4,838
Total current assets	111,271	31,699
Property and Equipment, net	25,629	29,994
Intangible Assets, net	344,996	356,874
Total assets	$481,896	$418,567

Liabilities and Stockholders’ Deficit
Current Liabilities:
Notes payable, net of discount of $3,135 and $-0-	$458,148	$366,283
Notes payable, related party	809,000	709,000
Accrued royalties	63,784	64,129
Accounts payable	226,171	208,255
Accounts payable, related parties	139,690	98,754
Accrued payroll	502,065	466,675
Other current liabilities	154,484	122,490
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	2,467,710	2,149,954
Commitments and Contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock, $.001 par value 5,000,000 shares authorized -0- shares issued and outstanding	---	---
Common stock, $.001 par value 900,000,000 shares authorized, 476,783,564 shares issued and outstanding	476,784	476,784
Additional paid-in capital	3,254,203	3,244,303
Accumulated deficit	(5,716,801)	(5,452,474)
Total stockholders’ deficit	(1,985,814)	(1,731,387)
Total liabilities and stockholders’ deficit	$481,896	$418,567

See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Revenues, net		$26,239		$40,436
Revenues related party, net		22,897		2,332
Total revenues		49,136		42,768
Cost of sales		20,741		17,703
Gross profit		28,395		25,065
Other operating expenses:
Sales and marketing expenses		5,262		2,559
Professional fees		58,062		56,001
Personnel costs (net of research and development direct labor costs)		97,517		102,217
Research and development		47,985		102,693
Rent		21,638		21,000
Other general and administrative expenses		33,573		44,002
Total operating expenses		264,037		328,472
Loss from operations		(235,642)		(303,407)
Interest expense		(28,685)		(13,176)
Gain on debt settlement		---		200,000
Net loss before income taxes		(264,327)		(116,583)
Income tax provision		---		---
Net loss		$(264,327)		$(116,583)

Basic & diluted net loss per share	$	---	$	---

Basic & diluted weighted average common shares outstanding		476,783,564		433,053,155

See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Cash flows from operating activities:
Net Loss		$(264,327)		$(116,583)
Adjustments to reconcile net loss to cash used in operations:
Depreciation		4,365		4,365
Amortization		11,878		11,878
Stock issued for services		---		84,000
Discount on convertible debt		6,765		---
Gain on debt settlement		---		(200,000)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable		(6,841)		25,289
(Increase) decrease in inventory		(2,236)		1,777
Decrease (increase) in other current assets		1,722		(1,723)
Increase in accounts payable and accrued expenses		125,891		42,929
Net cash used in operating activities		(122,783)		(148,068)
Cash flows from financing activities:
Proceeds from sale of common stock		---		285,000
Proceeds from issuance of convertible debt		195,000		---
Payments made on term debt		---		(17,500)
Net cash provided by financing activities		195,000		267,500
Net increase in cash and cash equivalents		72,217		119,432
Cash and cash equivalents, beginning of period		5,163		2,241
Cash and cash equivalents, end of period		$77,380		$121,673

Supplemental cash flow information:
Interest paid	$	---		$13,176
Cash paid for income taxes	$	---	$	---

Schedule of Non-Cash Investing and Financing Activities:
Issuance of debt for loan modification	$	---		$50,000
Issuance of common stock for accrued directors fees	$	---		$29,000

See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – FINDEX.COM, Inc.

Findex.com, Inc.’s headquarters and operations are based in Lake Park, Florida. The Company is a developer, manufacturer, and marketer of a proprietary line of specialty industrial glass-based smart surface coatings materials that have a broad range of industrial, commercial, and consumer applications. The Company’s line of products center around a U.S. patented technology that, either on its own or when coupled with any of an array of available proprietary formula additives, offers a unique combination of beneficial surface properties that allow for a broad array of multi-surface and end-product applications. Among others, such applications include:

▪	Heavy machinery, equipment and infrastructure throughout each of the construction, oil and gas, and mining industries
▪	Marine industry, vessels and infrastructure
▪	Industrial HVAC equipment, commercial refrigeration systems, and power generators
▪	Energy production equipment, including solar and wind
▪	Hardscapes

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The December 31, 2015 condensed consolidated balance sheet data was derived from audited financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in the Company’s Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on April 14, 2016.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain accounts in the Company’s 2015 financial statements have been reclassified for comparative purposes to conform with the presentation in its 2016 financial statements.

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

RESEARCH AND DEVELOPMENT

The Company’s research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, the Company records the research and development costs as a reduction against either personnel costs or professional fees. For facilities leasing related expenses, the Company records the research and development costs as a reduction against rent. For the three months ended March 31, 2016 and 2015, the Company recognized $47,985 and $102,693, respectively, in research and development costs.

STOCK-BASED COMPENSATION

The Company recognizes share-based compensation in accordance with ASC 718, Compensation – Stock Compensation, using the modified prospective method. ASC 718 requires that the Company measure the cost of the employee services received in exchange for an award for equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period. See Note 7.

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

The calculations of net loss per share for the three months ended March 31, 2016 and 2015 excluded the impact of the following potential common shares as their inclusion would be anti-dilutive.

For the Three Months Ended March 31	2016	2015
Stock options	---	---
Warrants	1,350,000	3,100,000
Convertible note payables	71,892,857	24,500,000
Total weighted average anti-dilutive potential common shares	73,242,857	27,600,000

DISCONTINUED OPERATIONS

On May 5, 2011, Findex entered into a Software Product Line Purchase Agreement with WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from Findex all of the assets associated with the QuickVerse® product line which centered around Findex’s industry-leading Bible-study software program. The specific assets conveyed include, among others, the underlying software source code, registered trade names, and existing product inventories. As a result, the Company has classified any associated liabilities as well as all expenses directly related to the QuickVerse® product line from July 24, 2014 through December 31, 2014 as discontinued operations for the three months ended March 31, 2016 and 2015. See Note 10.

RECENT ACCOUNTING PRONOUNCEMENTS

At March 31, 2016, there were no recent accounting pronouncements that the Company believed would have a material impact on its condensed consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. However, as of March 31, 2016, the Company had negative working capital of $2,356,439 and had an accumulated deficit of $5,716,801. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken several actions in an attempt to mitigate this risk. These actions include the merger as well as entering into subscription agreements and/or note payable agreements with investors. The accompanying condensed consolidated financial statements do not include any adjustments related to these uncertainties.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	March 31, 2016	December 31, 2015
Raw materials	$27,381	$24,753
Finished goods	3,972	4,364
Reserve for obsolete inventory	(9,320)	(9,320)
Inventories	$22,033	$19,797

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2016	December 31, 2015
Office equipment	$3,466	$3,466
Warehouse equipment	76,339	76,339
Computer equipment	8,708	8,708
Less: accumulated depreciation	(62,884)	(58,519)
Property and equipment	$25,629	$29,994

For the three months ended March 31, 2016 and 2015, the Company recorded depreciation expense of $4,365 and $4,365, respectively.

NOTE 5 – INTANGIBLE ASSETS

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

The Company’s intangible assets, net of accumulated amortization consisted of the following:

Patents and/or software licenses, net	March 31, 2016	December 31, 2015
Cost	$697,955	$697,955
Amortization	(352,959)	(341,081)
Net intangible assets	$344,996	$356,874

The SMT assets include a patent, a patent pending, trade secret technology, instructions, manuals and materials on certain manufacturing processes know-how knowledge of these, otherwise fixed assets or expenses. For the three months ended March 31, 2016 and 2015, the Company recorded amortization expense of $11,878 and $11,878, respectively.

NOTE 6 – NOTES PAYABLE AND NOTES PAYABLE RELATED PARTY

At March 31, 2016, notes payable consisted of the following:

2016
Notes payable	$458,148
Notes payable, related party	809,000
Total	$1,267,148

At March 31, 2016, notes payable consisted of the following:

		2016
Unsecured term note payable to a former shareholder due January 2012, plus interest at 5% APR. Interest on overdue principal accruing at 10% APR.	(a)	$28,783
Unsecured term note payable to a current shareholder due August 1, 2015, plus interest at 10% APR.	(b)	300,000
Unsecured term note payable to a current shareholder, no due date, non-interest bearing.	(c)	7,500
Convertible term note payable to a current shareholder due October 6, 2015, plus interest of $2,000, convertible at $0.01 per share of common stock.	(d)	20,000
Convertible term note payable to an individual due September 2016, plus interest at 10% APR, convertible at $0.02 per share of common stock.	(e)	10,000
Convertible term note payable to a current shareholder due April 23, 2016, plus interest of $1,000, convertible at $0.005 per share of common stock.	(f)	10,000
Convertible term note payable to an individual due January 20, 2017, plus interest at 10% APR, convertible at $0.01 per share of common stock.	(g)	25,000
Convertible term note payable to a current shareholder due April 12, 2016, plus interest of $1,000, convertible at $0.005 per share of common stock.	(h)	10,000
Convertible term note payable to an individual due March 4, 2017, plus interest at 10% APR, convertible at $0.01 per share of common stock.	(i)	50,000
Debt discount related to note payable (f) and (h) due to beneficial conversion feature.		(3,135)
Total		$458,148

As of March 31, 2016, the Company held a note payable (b) with a current shareholder. The original note payable contained a conversion feature in the amount of $250,000. However, in March 2015, the Company entered into a loan modification agreement which called for the original note payable, along with the conversion feature, to be cancelled. Furthermore, the loan modification called for a replacement note to be entered into at the adjusted principal amount of $300,000, but without any conversion feature exercisable on the part of the holder. In accordance with ASC 470-50-40, the Company deemed the transaction to be a debt extinguishment due to the substantially different terms. As a result, the company recorded a gain on debt settlement of $200,000. The Company recognized a debt discount of $3,135 associated with note payable (f) and (h) as they each carried a beneficial conversion feature. See Note 1.

At March 31, 2016, the Company was in arrears on the unsecured term note payable (a) to the former shareholder, the unsecured term note payable (b) to a current shareholder, and the convertible term note payable (d) to a current shareholder. The Company paid in full the note payable to an individual (h) plus $1,000 in interest ($11,000 total) on April 12, 2016.

NOTES PAYBLE RELATED PARTY

At March 31, 2016, the notes payable, related party consisted of the following:

		2016
Non-interest bearing note payable, due August 3, 2016.	(a)	$239,000
Convertible note payable to a company controlled by an outside director, whom is also a current shareholder, due on demand, plus interest at 4.5% APR, convertible at $0.01 per share of common stock.	(b)	60,000
Convertible note payable to the Company’s current corporate counsel, whom is also a current shareholder, due on demand, plus interest at 4.5% APR, convertible at $0.01 per share of common stock.	(c)	150,000
Convertible note payable to an outside director, whom is also a current shareholder, due on demand, plus interest at 4.5% APR, convertible at $0.01 per share of common stock.	(d)	30,000
Convertible note payable to the Company’s current corporate counsel for legal services, whom is also a current shareholder, due on demand, plus interest at 4.5% APR, convertible at $0.007 per share of common stock	(e)	120,000
Convertible note payable to the Company’s current corporate counsel, whom is also a current shareholder, due on demand, plus interest at 12% APR, convertible at $0.008 per share of common stock	(f)	10,000
Convertible note payable to a current shareholder, due November 13, 2018, plus interest at 10% APR, convertible at $0.01 per share of common stock.	(g)	100,000
Convertible note payable to a current shareholder, due March 18, 2019, plus interest at 10% APR, convertible at $0.01 per share of common stock.		100,000
Total		$809,000

As of March 31, 2016, no principle payments have been made on note (a). Note payables (b) and (d) are agreements with an outside director, whom is also a current shareholder, and cover a portion of the amount that the outside director was owed for certain vendor payments made directly by the outside director’s personal credit card and/or for funds previously loaned to the Company for working capital. In addition, the Company has recorded accounts payable, related parties in the amount of $39,621 to the holder of notes (b) and (d). Notes payable (c) and (e) are agreements with the Company’s current corporate counsel, whom is also a current shareholder, and covers the amount that was due its corporate counsel for legal expenses the Company incurred for the years ended December 31, 2015 and 2014. See Note 9.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2016, the Company had no stockholder’s equity transactions.

COMMON STOCK WARRANTS

The Company did not issue warrants for the three months ended March 31, 2016. For the three months ended March 31, 2015, the Company issued warrants to individuals in connection with common stock subscription agreements that each individual entered into with the Company. Each warrant provides for the option to purchase an additional 100,000 (2,900,000 in total) shares of common stock for a period of up to one year at an exercise price of $0.10 per share. For the three months ended March 31, 2016 and 2015, no warrants were exercised. A total of ten warrants totaling 2,900,000 shares of common stock expired during the three months ended March 31, 2016.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the amount of potential liability the Company is likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect the Company’s financial condition.

On July 23, 2014, the Company entered into an employment agreement with the Company’s Chief Executive Officer. The Company’s Chief Executive Officer has a base annual salary rate of $162,500. The term for the employment agreement is three (3) years and contains a provision for an incentive-based bonus, an amount in cash equal to one and one half percent (1.5%) of Free Cash Flow (FCF); provided, however, that such bonus does not exceed five hundred thousand dollars ($500,000) for any single Fiscal Year. As of March 31, 2016 and 2015 no amounts for bonuses have been earned or accrued under this agreement.

In addition to the bonus provision and the annual base salary, the Chief Executive Officer’s employment agreement provides for payment of previously accrued base salary in the amount of $354,603 and vested deferred vacation compensation in the amount of $12,501 as of March 31, 2016 and are included in accrued payroll.

The agreement also provides for severance compensation equal to the then base salary until the expiration of the term of the agreement. There is no severance compensation in the event of voluntary termination or termination for cause.

The Company entered into an employment agreement with our Vice President of Research and Development in March 2015. Among other terms and provisions, the employment agreement provides specific executive-level responsibilities for a term of 3 years, unless the term is either extended or the agreement is terminated at some time prior to the duration of the term by either party, either for cause, without cause, due to disability or death, or voluntarily. During the term of the employment agreement, and in addition to certain benefits, expense coverage and severance compensation, our Vice President of Research and Development is entitled to a base annual salary of not less than $120,000, as well as a royalty of 5% of the gross revenue, net of returns, for all revenues generated by the intellectual property that our Vice President of Research and Development has assigned to the Company. For the three months ended March 31, 2016 and 2015, the Company has made payments to a company owned by our Vice President of Research and Development under these arrangements. As of March 31, 2016, the Company has accrued $49,000 in wages and approximately $4,300 in accrued royalties under this agreement. See Note 9.

The Company occupies an office building for its corporate headquarters located in Lake Park, Florida. In January 2015, the Company renewed a lease agreement with a shareholder for this 8,560 square foot facility under a five year lease agreement ending December 31, 2019 with an option to renew for one successive term of five years at the then current occupancy rates. The monthly rent, including sales and use taxes, is $7,105. In accordance with the terms of the leasehold agreement, the Company is responsible for all utilities, repairs and maintenance.

In February 2015, the Company entered into a lease agreement for a research facility located in Daytona Beach, Florida. The Company leases this 3,200 square foot facility under a month to month lease agreement ending on December 31, 2016. The monthly rent, including sales and use taxes, is $2,929. In accordance with the terms of the leasehold agreement, we are responsible for all utilities, repairs and maintenance.

Total rent expense, before adjustments of reclassified facilities cost for research and development, for the three months ended March 31, 2016 and 2015 for these facilities totaled $21,638 and $21,000, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

The accounts payable due to related parties also includes amounts owed to the Company’s current contractors/employees for past earnings and out of pocket travel expenses. This includes amounts owed to our Vice President of Research and Development (See Note 8) and a contractor who was President of one of EcoSmart’s divisions prior to the merger with EcoSmart and a current shareholder.

As of March 31, 2016, the Company held a non-interest bearing promissory note with a current shareholder. The note payable is due on August 3, 2016 and totals $239,000. As of March 31, 2016, no principle payments have been made on this note. See Note 6.

As of March 31, 2016, one of the Company’s directors held two convertible note payable agreements with the Company. These convertible note payable agreements cover a portion of the amount that the outside director was owed for certain vendor payments made on the Company’s behalf and for funds previously loaned to the Company for working capital. The first convertible note payable agreement is between the Company and a company controlled by the director and is in the amount of $60,000. It is due on demand, plus interest at 4.5% APR and convertible at $0.01 per share of common stock. The second convertible note payable agreement is between the Company and the director and is in the amount of $30,000. It is due on demand, plus interest at 4.5% APR and convertible at $0.01 per share of common stock. See Note 6.

As of March 31, 2016, the Company’s current corporate counsel held three convertible note payable agreements with the Company. The first note payable agreement covered the amount that was due to the Company’s corporate counsel for legal services provided for the year ended December 31, 2014 in the amount of $150,000. This convertible note payable agreement is due on demand, plus interest at 4.5% APR and convertible at $0.01 per share of common stock. The second convertible note payable agreement covered the amount that was due to the Company’s corporate counsel for legal services provided for the year ended December 31, 2015 in the amount of $120,000. This convertible note payable agreement is due on demand, plus interest at 4.5% APR and convertible at $0.007 per share of common stock. The final convertible note payable agreement is in the amount of $10,000 for funds loaned to the Company for working capital. It is due on demand plus interest at 12% APR and convertible at $0.008 per share of common stock. See Note 6.

As of March 31, 2016, one of the Company’s current shareholders entered into a convertible note payable agreement with the Company in the amount of $100,000. The note payable agreement is due on November 13, 2018, plus interest at 10% APR and convertible at $0.01 per share of common stock. On March 18, 2016, the same current shareholder entered into a second convertible note payable agreement with the Company in the amount of $100,000. The note payable is due on March 18, 2019, plus interest at 10% APR and convertible at $0.01 per share of common stock. See Note 6.

During the three months ended March 31, 2016 and 2015, the Company recorded revenue for sales to shareholders in the amount of $22,897 and $2,332, respectively. For the three months ended March 31, 2016, one shareholder accounted for approximately 35% of the Company’s revenue and as a group the sales to shareholders accounted for approximately 46% of the Company’s revenues. These revenues are recorded as revenue, related party on the Company’s Condensed Consolidated Statements of Operations.

NOTE 10 – DISCONTINUED OPERATIONS

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

As a result of the decision to sell the QuickVerse® product line, the Company has classified the QuickVerse® product line as discontinued operations for the three months ended March 31, 2016 and 2015. The Company has recorded the remaining class of liabilities for the QuickVerse® product line as presented below:

Other current liabilities from discontinued operations:	March 31, 2016
Accrued royalties	$114,368
Other current liabilities from discontinued operations	$114,368

NOTE 11 – SUBSEQUENT EVENTS

In April 2016, the Company repaid a convertible note payable plus interest to a current shareholder in the total amount of $11,000. See Note 6.

On May 12, 2016, the Company issued a convertible promissory note to an individual in the amount of $50,000. The convertible promissory note has a term of twelve months, plus interest at 10% APR and is convertible into shares of common stock at $0.01 per share.

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

This information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this quarterly report, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Description of Business

Findex.com, Inc. (“Findex,” the “Company,” “we,” “us,” or “our”) headquarters and operations are based in Lake Park, Florida. Other than two legacy businesses neither of which were material to our results of operations for the three months ended March 31, 2016, we are a developer, manufacturer, and marketer of a proprietary line of specialty industrial glass-based smart surface coatings materials that have a broad range of industrial, commercial, and consumer applications. Our line of products center around a U.S. patented technology that, either on its own or when coupled with any of an array of available proprietary formula additives, offers a unique combination of beneficial surface properties that allow for a broad array of multi-surface and end-product applications. Among others, such applications include:

▪	Heavy machinery, equipment and infrastructure throughout each of the construction, oil and gas, and mining industries
▪	Marine industry, vessels and infrastructure
▪	Industrial HVAC equipment, commercial refrigeration systems, and power generators
▪	Energy production equipment, including solar and wind
▪	Hardscapes

Management Overview

A key focus of management during the three months ended March 31, 2016 centered on increasing sales with our current resellers and distributors but also through the addition of resellers and distributors in specific vertical markets such as heavy equipment, industrial HVAC equipment, interior floor coatings and exterior hardscape coatings. In addition, management continued exploring and building relationships with potentially key strategic business partners, investors, and potential additional distributors and/or resellers of our products. Each of the strategic sell-side relationships were pointedly pursued in order to establish, further develop, and/or expand our existing customer base within certain of our most aggressively targeted verticals. For this period, and for the indefinite future, management is committed to securing and solidifying foundational relationships within each of its heavy equipment, interior/hardscape, solar, oil, gas and mining, HVAC, and marine markets, and intends to allocate its financial and human resources accordingly.

During the period ending March 31, 2016, management remained focused on three primary areas identified as keys to the near-term viability, growth and prosperity of EcoSmart. One area is revenue generation, as effected through the formalization of various distribution and licensing relationships that the Company has been pursuing over time. A second area is the maximization of cash flow and return on existing assets, as effected through the refinement of internal production operations and throughput efficiencies. The third other area is corporate finance, and specifically the raising of capital necessary to bridge shortfalls in available cash, for both operational and capital investment purposes, through to the point, if at all, at which working capital and cash reserve levels are sufficient to be self-sustaining.

At this time, near-term liquidity poses a continuous challenge to us and is expected to continue to do so for the foreseeable future. Moreover, the need to find ways to stretch our very limited economic resources places ongoing strains on our very limited human resources, particularly as sales, and the resulting need for skilled product applications personnel locally throughout various parts of the U.S., are trending upwards.

Results of Operations for Quarters Ending March 31, 2016 and March 31, 2015

Statements of Operations for Three Months Ended March 31,	2016	2015	Change
Net revenues	$49,136	$42,768	$6,368
Cost of sales	(20,741)	(17,703)	(3,038)
Gross profit	$28,395	$25,065	$3,330
Sales, marketing and general and administrative expenses	(216,052)	(225,779)	9,727
Research and development	(47,985)	(102,693)	54,708
Total operating expenses	$(264,037)	$(328,472)	$64,435
Loss from operations	$(235,642)	$(303,407)	$67,765
Other expenses, net	(28,685)	(13,176)	(15,509)
Gain on debt settlement	---	200,000	(200,000)
Loss before income taxes	$(264,327)	$(116,583)	$(147,744)
Income tax (provision)	---	---	---
Net loss from operations	$(264,327)	$(116,583)	$(147,744)

The differing results of operations are primarily attributable to the following for the three months ended March 31, 2016:

▪	an increase in net revenues resulting from increasing sales of our products in each of our commercial HVAC and heavy construction applications verticals;
▪	a decrease in our other general and administrative costs resulting from a deliberate campaign of broad-ranging cutbacks in expenses;
▪	a decrease in research and development related expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 during which we issued stock as compensation to three consultants for their advisory services in connection with our research and development, and certain business development, initiatives; and
▪	a decrease in gain on debt settlement for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 during which we realized an accounting gain in connection with a settlement agreement entered into with a current note holder.

Although there can be no assurance, in future periods, we anticipate an increase in overall Company revenues as well as an increase in overall sales, marketing and general and administrative expenses due to our anticipated growth and expansion in certain vertical markets.

Revenues

Our net revenues increased approximately $6,000 from approximately $43,000 for the three months ended March 31, 2015 to approximately $49,000 for the three months ended March 31, 2016. The increase in net revenues is mainly attributable to increasing sales of our products in each of our commercial HVAC and heavy construction applications verticals. Although there can be no assurance, we anticipate an increase in overall Company revenues in future periods as we continue to pursue a variety of vertical markets that management has targeted over the past year as near-term opportunities for revenue growth.

Cost of Sales

Cost of Sales for Operations for Three Months Ended March 31,	2016	% of Sales	2015	% of Sales	Change $
Direct costs	$15,829	32%	$12,140	28%	$3,689
Royalties	1,655	3%	3,310	8%	(1,655)
Freight	3,257	7%	2,253	5%	1,004
Cost of sales	$20,741	42%	$17,703	41%	$3,038

Cost of sales consists primarily of direct costs, royalties accrued to third party providers of intellectual property, and the costs associated with reproducing, packaging, and shipping our products. As a percentage of net revenues, our cost of sales slightly increased from 41% for the three months ended March 31, 2015 to 42% for the three months ended March 31, 2016. The overall increase in cost of sales for the three months ended March 31, 2016 are attributable to the following:

▪	an increase in direct costs associated with the purchase of larger quantities of raw materials;
▪	a decrease in royalties due to an decrease in sales of products that carry a royalty obligation; and
▪	an increase in freight resulting from an increase in sales as well as the increase in purchases of raw materials.

Into the immediate future, we anticipate that our direct costs are likely to increase in real dollar terms based on escalating sales volume coupled with the likelihood of a continuing inability to make materials purchases in bulk at meaningfully discounted rates. Though there can be no assurance that our cash position and financial condition will improve over time, if it does, we intend to take advantage of bulk purchasing opportunities at discounted rates. More generally, we anticipate that our cost of sales will increase in the future in direct proportion to increases in top line growth.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Operations for Three Months Ended March 31,	2016	% of Sales	2015	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$5,262	11%	$2,559	6%	$2,703	106%
Total sales and marketing	$5,262	11%	$2,559	6%	$2,703	106%
Personnel costs	$97,517	198%	$102,217	239%	$(4,700)	5%
Research and development	47,985	98%	102,693	240%	(54,708)	53%
Business Development Services	20,000	41%	28,500	67%	(8,500)	30%
Travel and Entertainment costs	5,367	11%	14,493	34%	(9,126)	63%
Directors fees	12,000	24%	9,000	21%	3,000	33%
Other general and administrative costs	75,906	154%	69,010	161%	6,896	10%
Total general and administrative	$258,775	527%	$325,913	762%	$(67,138)	21%
Total sales, marketing, general and administrative	$264,037	537%	$328,472	768%	$(64,435)	20%

Our research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs, such as those associated with facilities leasing and related overhead. For labor costs and costs of outside consultants, we record the research and development costs as a reduction against either personnel costs or contract services. For facilities leasing related expenses, we record the research and development costs as a reduction against rent. For the three months ended March 31, 2016, we reclassified to research and development approximately $38,100 from total personnel costs and approximately $9,000 from rent.

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the three months ended March 31, 2016:

▪	an increase in advertising and direct marketing resulting from an increase in our direct marketing efforts and our having attended and sponsored a booth at an industry trade show for the three months ended March 31, 2016;
▪	a decrease in research and development for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 during which we issued stock as compensation to three consultants for their advisory services in connection with our research and development, and certain business development, initiatives;
▪	a decrease in business development services; and
▪	a decrease in travel and entertainment expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 during which we were represented at the 2015 International Coatings Show in Germany.

For the immediate future, and although there can be no assurance, we would anticipate our sales, marketing, general and administrative costs to increase in the future in direct proportion to top line growth.

Gain on Debt Settlement

For the three months ended March 31, 2015, we recognized a gain on debt settlement in the amount of $200,000. This gain is a result of entering into a loan modification agreement with a shareholder that had held an outstanding convertible note agreement in the amount of $250,000 which, until modified, carried a conversion feature that had the accounting effect of increasing the derivative liability associated with the obligation from $250,000 to $500,000. The loan modification called for the original convertible note payable ($250,000), along with the conversion feature ($250,000), dated July 2014 to be cancelled. In addition, the loan modification called for a replacement note payable to be issued by us in the adjusted, aggregate principal amount of $300,000, but without any conversion feature. All other terms of the original note agreement carried over to the replacement note unchanged. As a result, we recognized a net gain of $200,000, and we have treated it as a gain from extinguishment of debt and included it in the “Gain on debt settlement” line item on our Condensed Consolidated Statement of Operations for the three months ended March 31, 2015.

Income Taxes

For the three months ended March 31, 2016 and 2015, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes raw materials procurement, production personnel, service applications personnel, the ongoing internal development of new products and expansion and upgrade of existing products, marketing and sales, and executive salaries and insurance benefit obligations. Although cash generated through our current operations may prove sufficient to sustain such operations, there can be no assurance of such a result, and, in any event, our pursuit of an aggressive growth plan, as currently exists, will likely require funding from outside sources. Funding from outside sources may include but is not limited to the pursuit of other financing options such as commercial loans or public or private sales of securities, including common stock, preferred stock and/or convertible notes or debentures. The Company’s cash on hand as of March 31, 2016 is not sufficient to support our operations for the next twelve months.

Working Capital	March 31, 2016	December 31, 2015
Current assets	$111,271	$31,699
Current liabilities	$2,467,710	$2,149,954
Accumulated deficit	$5,716,801	$5,452,474

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no continuing assurance of it remaining manageable.

Cash Flows for Three Months Ended March 31,		2016		2015		Change	%
Cash flows used in operating activities		$(122,783)		$(148,068)		$25,285	17%
Cash flows provided in investing activities	$	---	$	---	$	---	0%
Cash flows provided by financing activities		$195,000		$267,500		$(72,500)	27%

Net cash used in operating activities for the three months ended March 31, 2016 and 2015 consisted mainly of payments going out for personnel, accounts payable items and accrued expenses.

For the three months ended March 31, 2016, cash provided by financing activities was the result of proceeds from the issuance of convertible debt. Comparatively, cash provided by financing activities for the three months ended March 31, 2015 was the result of proceeds from the sale of shares of our common stock.

Financing

Given practical considerations, we believe that our ability to meaningfully pursue our business plan in the immediate term will depend on the availability of working capital, the precise amount of which is uncertain as the date of this quarterly filing on Form 10-Q given certain variables surrounding our ability to generate funds internally, including through both sales of product and/or territorial distributorships. To the extent that it becomes necessary to access funds through a public or private sales of securities, as we have been doing and expect to continue to have to do for the foreseeable future, this is likely to be pursued through one or more offerings involving common stock, preferred stock and/or convertible notes or debentures. In connection with any such financings, it may become necessary given market conditions and the unavailability of alternative options for us to issue additional shares of our common stock or securities exchangeable for shares of our common stock, including but not limited to convertible preferred stock or convertible notes or debentures containing so-called “floorless convertible” provisions that can be, and often are, extremely dilutive to existing stockholders upon conversion. Any such issuances, as well as any related issuances of common stock or other purchase warrants, would likely have the effect of depressing the market price of our common stock and diluting the interests of our common stockholders, potentially very significantly.

Although, until very recently, no attempt had been made for many years to secure any bank or other secured financing due to management’s practical conclusion that it would be an unproductive allocation of human resources given our historic revenue and cash flow levels, internal financial ratios, and negative working capital position, preliminary initiatives are currently underway to attempt to do so. There can be no assurance, however, that we will be successful in securing any such financing unless and until our revenues and cash flows substantially increase, and our internal financial ratios dramatically improve.

Discontinued Operations

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse® product line to WORDsearch. On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which was transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced. As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, and the sale of the QuickVerse® product line to WORDsearch was complete. As a result, we have classified this asset as discontinued operations for the three months ended March 31, 2016.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q March 31, 2016, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2016, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended March 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

For the period ended March 31, 2016, we are in default under a certain unsecured term note payable to a former shareholder in the total amount of approximately $45,000. The arrearage as of such date was $28,783, plus interest. In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest. In addition, we are in default under a certain unsecured term note payable to a current shareholder in the total amount of $300,000 plus interest. However, the shareholder has agreed to extend the note payable for an additional twelve months. Finally, we are in default under a convertible note payable to a current shareholder in the total amount of $22,000 plus interest.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2016, there were no reportable events under this Item 5.

ITem 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

No.	Description of Exhibit
2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

2.2	Agreement and Plan of Merger by and among Findex.com, Inc., EcoSmart Acquisition Corp. EcoSmart Surface & Coating Technologies, Inc., and The Renewable Corp. dated July 23, 2014, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 29, 2014.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

4.1	Certificate of Designation of FIND Series MX Convertible Preferred Stock dated June 30, 2014, incorporated by reference to Exhibit 4.1 on Form 8-K filed July 29, 2014.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10	Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28	Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2012.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Binding Letter of Intent between Findex.com, Inc. and the Renewable Corporation dated October 29, 2013, incorporated by reference to Exhibit 10.38 on Form 8-K filed on November 4, 2013.

10.39	Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

10.40	Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

10.45	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Bo Inge Hakan Gimvang dated March 3, 2015, incorporated by reference to Exhibit 10.45 on Form 10-K filed on April 15, 2015.

10.46	Loan Modification Agreement and Promissory Note dated March 2, 2015, incorporated by reference to Exhibit 10.46 on Form 10-K filed on April 15, 2015.

10.47	Business development consulting agreement by and among Findex.com, Inc. and J.N.B., LLC. dated November 10, 2015, incorporated by reference to Exhibit 10.47 on Form 10-Q filed on November 16, 2015.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated May 16, 2016. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 16, 2016. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: May 16, 2016	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)

