Form 10-Q
period 2016-06-30
FINDEX COM INC
filed 2016-08-15
CIK 1089061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At August 15, 2016 the registrant had outstanding 480,283,564 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR FISCAL QUARTER ENDED JUNE 30, 2016

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2016	As of December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$174,054	$5,163
Accounts receivable, net	42,840	1,901
Inventories, net	29,249	19,797
Other current assets	4,787	4,838
Total current assets	250,930	31,699
Property and Equipment, net	30,985	29,994
Intangible Assets, net	333,118	356,874
Total assets	$615,033	$418,567
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$233,182	$208,255
Accounts payable, related parties	137,817	98,754
Accrued royalties	68,573	64,129
Accrued payroll	536,701	466,675
Notes payable	336,283	336,283
Notes payable, convertible	115,000	30,000
Notes payable, related parties	239,000	239,000
Notes payable, related parties, convertible	820,000	470,000
Other current liabilities	192,238	122,490
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	2,793,162	2,149,954
Commitments and Contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock, $.001 par value 5,000,000 shares authorized -0- shares issued and outstanding	---	---
Common stock, $.001 par value 900,000,000 shares authorized, 480,283,564 and 476,783,564 shares issued and outstanding, respectively	480,284	476,784
Additional paid-in capital	3,271,703	3,244,303
Accumulated deficit	(5,930,116)	(5,452,474)
Total stockholders’ deficit	(2,178,129)	(1,731,387)
Total liabilities and stockholders’ deficit	$615,033	$418,567

See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015

Revenues, net		$102,419		$33,180		$128,658		$73,616
Revenues related parties, net		24,885		5,926		47,782		8,258
Total revenues		127,304		39,106		176,440		81,874
Cost of sales		29,238		13,562		49,979		31,265
Gross profit		98,066		25,544		126,461		50,609
Other operating expenses:
Sales and marketing expenses		8,456		2,907		13,718		5,466
Professional fees		39,990		60,661		98,052		116,662
Personnel costs (net of research and development direct labor costs)		114,789		134,182		212,306		236,399
Research and development		51,651		53,785		99,636		156,478
Rent		21,639		21,000		43,277		42,000
Other general and administrative expenses		46,432		45,207		80,005		89,209
Total operating expenses		282,957		317,742		546,994		646,214
Loss from operations		(184,891)		(292,198)		(420,533)		(595,605)
Interest expense		(28,424)		(13,850)		(57,109)		(27,026)
Gain on debt settlement		---		---		---		200,000
Net loss before income taxes		(213,315)		(306,048)		(477,642)		(422,631)
Income tax provision		---		---		---		---
Net loss		$(213,315)		$(306,048)		$(477,642)		$(422,631)

Basic & diluted net loss per share	$	---	$	---	$	---	$	---

Basic & diluted weighted average common shares outstanding		476,898,949		458,433,827		476,841,256		445,813,603

See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015

Cash flows from operating activities:
Net Loss		$(477,642)		$(422,631)
Adjustments to reconcile net loss to cash used in operations:
Depreciation		8,730		8,730
Amortization		23,756		23,756
Stock issued for services		---		84,000
Discount on convertible debt		9,900		---
Gain on debt settlement		---		(200,000)
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable		(40,939)		19,342
Increase in inventory		(9,452)		(1,344)
Decrease (increase) in other current assets		51		(4,903)
Increase in accounts payable and accrued expenses		208,208		156,962
Net cash used in operating activities		(277,388)		(336,088)
Cash flows from investing activities:
Purchase of property and equipment		(9,721)		---
Net cash used in investing activities		(9,721)		---
Cash flows from financing activities:
Proceeds from sale of common stock		21,000		365,000
Proceeds from issuance of convertible notes payable		95,000		---
Proceeds from issuance of convertible notes payable, related parties		350,000		---
Payments made on notes payable		(10,000)		(17,500)
Net cash provided by financing activities		456,000		347,500
Net increase in cash and cash equivalents		168,891		11,412
Cash and cash equivalents, beginning of period		5,163		2,241
Cash and cash equivalents, end of period		$174,054		$13,653

Supplemental cash flow information:
Interest paid		$1,515		$27,026
Cash paid for income taxes	$	---	$	---

Schedule of Non-Cash Investing and Financing Activities:
Issuance of debt for loan modification	$	---		$50,000
Issuance of common stock for accrued directors fees	$	---		$29,000

See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

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

RESEARCH AND DEVELOPMENT

The Company’s research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, the Company records the research and development costs as a reduction against either personnel costs or professional fees. For facilities leasing related expenses, the Company records the research and development costs as a reduction against rent. For the six months ended June 30, 2016 and 2015, the Company recognized $99,636 and $156,478, respectively, in research and development costs.

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

The calculations of net loss per share for the six months ended June 30, 2016 and 2015 excluded the impact of the following potential common shares as their inclusion would be anti-dilutive.

For the Six Months Ended June 30,	2016	2015
Warrants	600,000	3,650,000
Convertible note payables	99,392,857	24,500,000
Total weighted average anti-dilutive potential common shares	99,992,857	28,150,000

DISCONTINUED OPERATIONS

On May 5, 2011, Findex entered into a Software Product Line Purchase Agreement with WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from Findex all of the assets associated with the QuickVerse® product line which centered around Findex’s industry-leading Bible-study software program. The specific assets conveyed include, among others, the underlying software source code, registered trade names, and existing product inventories. As a result, the Company has classified any associated liabilities as well as all expenses directly related to the QuickVerse® product line as discontinued operations for the six months ended June 30, 2016 and 2015. See Note 10.

RECENT ACCOUNTING PRONOUNCEMENTS

At June 30, 2016, there were no recent accounting pronouncements that the Company believed would have a material impact on its condensed consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. However, as of June 30, 2016, the Company had negative working capital of $2,542,232 and had an accumulated deficit of $5,930,116. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken several actions in an attempt to mitigate this risk. These actions include entering into subscription agreements and/or note payable agreements with investors and related parties. The accompanying condensed consolidated financial statements do not include any adjustments related to these uncertainties.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	June 30, 2016	December 31, 2015
Raw materials	$36,083	$24,753
Finished goods	2,486	4,364
Reserve for obsolete inventory	(9,320)	(9,320)
Inventories	$29,249	$19,797

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2016	December 31, 2015
Office equipment	$3,466	$3,466
Warehouse equipment	76,339	76,339
Computer equipment	8,708	8,708
Research lab	9,721	---
Less: accumulated depreciation	(67,249)	(58,519)
Property and equipment	$30,985	$29,994

For the six months ended June 30, 2016 and 2015, the Company recorded depreciation expense of $8,730 and $8,730, respectively. For the six months ended June 30, 2016, the Company invested $9,721 in building out a new research lab within our corporate headquarters located in the Lake Park, Florida. The new research lab will replace the research lab located in Daytona Beach, Florida which was relocated in July 2016. See Notes 8 and 11.

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

The Company’s intangible assets, net of accumulated amortization consisted of the following:

Patents and/or software licenses, net	June 30, 2016	December 31, 2015
Cost	$697,955	$697,955
Amortization	(364,837)	(341,081)
Net intangible assets	$333,118	$356,874

The SMT assets include a patent, a patent pending, trade secret technology, instructions, manuals and materials on certain manufacturing processes and know-how. For the six months ended June 30, 2016 and 2015, the Company recorded amortization expense of $23,756 and $23,756, respectively.

NOTE 6 – NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES

Notes payable consisted of the following:

	As of June 30, 2016	As of December 31, 2015
Notes payable	$451,283	$366,283
Notes payable, related parties	1,059,000	709,000
Total	$1,510,283	$1,075,283

Notes payable to un-related parties consisted of the following:

		As of June 30, 2016	As of December 31, 2015
Note payable to a former shareholder past due as of January 2012, together with interest at 5% APR, and with interest on overdue principal accruing at 10% APR.	(a)	$28,783	$28,783
Note payable to a private investor and shareholder past due as of August 1, 2015, together with interest at 10% APR.	(b)	300,000	300,000
Note payable to a private investor and shareholder, payable upon demand, together with imputed interest only, as applicable.	(c)	7,500	7,500
Note payable to a private investor and shareholder past due as of October 6, 2015, together with a fixed interest payment of $2,000, and convertible at $0.01 per share of common stock.	(d)	20,000	20,000
Note payable to a private investor due September 2016, together with interest at 10% APR, and convertible at $0.02 per share of common stock.	(e)	10,000	10,000
Note payable to a private investor and shareholder past due as of April 23, 2016, together with a fixed interest payment of $1,000, and convertible at $0.005 per share of common stock.	(f)	10,000	---
Note payable to a private investor due January 20, 2017, together with interest at 10% APR, and convertible at $0.01 per share of common stock.	(g)	25,000	---
Note payable to a private investor due March 4, 2017, together with interest at 10% APR, and convertible at $0.01 per share of common stock.	(i)	50,000	---
Total		$451,283	$366,283

As of June 30, 2016, the Company had outstanding a past due note payable (b) to a shareholder in the amount of $300,000. A previously outstanding note payable to the same party, that had contained a conversion feature in the amount of $250,000, pre-dated this note. However, in March 2015, the Company entered into a loan modification agreement which provided that the original note, along with the attendant conversion feature, be cancelled, and that a replacement note to be issued in its stead at an upwardly adjusted principal amount of $300,000, but without any associated conversion feature. In accordance with ASC 470-50-40, the Company deemed the transaction for accounting purposes to be a debt extinguishment due to the substantially different terms, and, as a result, recorded a gain on debt settlement of $200,000. For the six months ended June 30, 2016, the Company recognized a debt discount of $9,900 associated with two notes payable as they each carried a beneficial conversion feature. This debt discount has been fully amortized to interest expense for the six months ended June 30, 2016.

At June 30, 2016, the Company was in arrears on the unsecured term note payable (a) to a former shareholder, the unsecured term note payable (b) to a current shareholder, the convertible term note payable (d) to another current shareholder and the convertible note payable (f) to a third current shareholder. On April 12, 2016, the Company repaid and retired a $10,000 note to a private investor together with $1,000 in then-accrued interest ($11,000 total).

NOTES PAYABLE RELATED PARTIES

Notes payable, related parties consisted of the following:

		As of June 30, 2016	As of December 31, 2015
Note payable, past due as of August 3, 2016 together with imputed interest only, as applicable.	(a)	$239,000	$239,000
Note payable to a company controlled by an outside director, (also a shareholder), due on demand together with interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(b)	60,000	60,000
Note payable to the Company’s outside general counsel (also a shareholder, which note is due on demand together with interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(c)	150,000	150,000
Note payable to an outside director, who is also a shareholder, which note is due on demand together with interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(d)	30,000	30,000
Note payable to the Company’s outside general counsel, who is also a shareholder, which note is due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(e)	120,000	120,000
Note payable to the Company’s outside general counsel (also a shareholder), due on demand together with interest at 12% APR, and convertible at $0.008 per share of common stock.	(f)	10,000	10,000
Note payable to a private investor, due November 13, 2018 together with interest at 10% APR, and convertible at $0.01 per share of common stock.	(g)	100,000	100,000
Note payable to a private investor, due March 18, 2019 together with interest at 10% APR, and convertible at $0.01 per share of common stock.	(h)	100,000	---
Note payable to a private investor, due May 12, 2019 together with interest at 10% APR, and convertible at $0.01 per share of common stock.	(i)	50,000	---
Note payable to a private investor, due June 7, 2019 together with interest at 10% APR, and convertible at $0.01 per share of common stock.	(j)	200,000	---
Total		$1,059,000	$709,000

As of June 30, 2016, no principal payments had been made on note (a). Notes (b) and (d) reflect amounts due to an outside director, who is also a shareholder, based on such director having (i) made certain vendor obligation payments directly on behalf of and for the benefit of the Company and (ii) having advanced certain funds to the Company at various dates for general working capital purposes. In addition, the Company has recorded accounts payable, related parties, in the amount of $39,621 to the holder of notes (b) and (d). Notes (c) and (e) reflect payment obligations owed to its outside general counsel for legal services incurred by the Company for the years ended December 31, 2015 and 2014. Note (f) reflects a private investment loan made by the Company’s outside general counsel to the Company. Notes (g), (h), (i), and (j) reflect repayment obligations to a significant shareholder for private investments made from time to time as indicated. See Note 9.

For the six months ended June 30, 2016, the Company received proceeds from the issuance of convertible notes payable in the amount of $95,000 and an additional $350,000 from the issuance of convertible notes payable with related parties (total $445,000).

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

In June 2016, a private investor entered into a common stock subscription agreement to purchase from the Company a total of 3,500,000 restricted shares of common stock at a price of $0.006 per share, which resulted in proceeds of $21,000 to the Company.

COMMON STOCK WARRANTS

The Company did not issue any warrants for the six months ended June 30, 2016. For the six months ended June 30, 2015, the Company issued warrants to individuals in connection with common stock subscription agreements that each individual entered into with the Company. Each such warrant provides for the option to purchase an additional 100,000 (3,650,000 in total) shares of common stock for a period of up to one year at an exercise price of $0.10 per share. For the six months ended June 30, 2016 and 2015, no warrants were exercised. Twelve warrants totaling 3,650,000 shares of common stock expired during the six months ended June 30, 2016.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the amount of potential liability the Company is likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect the Company’s financial condition.

On July 23, 2014, the Company entered into an employment agreement with the Company’s Chief Executive Officer. The Company’s Chief Executive Officer has a base annual salary rate of $162,500. The term for the employment agreement is three (3) years and contains a provision for an incentive-based bonus, an amount in cash equal to one and one half percent (1.5%) of Free Cash Flow (FCF); provided, however, that such bonus does not exceed five hundred thousand dollars ($500,000) for any single Fiscal Year. As of June 30, 2016 and 2015 no amounts for bonuses have been earned or accrued under this agreement.

In addition to the bonus provision and the annual base salary, the Chief Executive Officer’s employment agreement provides for payment of previously accrued base salary in the amount of $376,052 and vested deferred vacation compensation in the amount of $12,501 as of June 30, 2016 and are included in accrued payroll.

The agreement also provides for severance compensation equal to the then base salary until the expiration of the term of the agreement. There is no severance compensation in the event of voluntary termination or termination for cause.

The Company entered into an employment agreement with our Vice President of Research and Development in March 2015. Among other terms and provisions, the employment agreement provides specific executive-level responsibilities for a term of 3 years, unless the term is either extended or the agreement is terminated at some time prior to the duration of the term by either party, either for cause, without cause, due to disability or death, or voluntarily. During the term of the employment agreement, and in addition to certain benefits, expense coverage and severance compensation, our Vice President of Research and Development is entitled to a base annual salary of not less than $120,000, as well as a royalty of 5% of the gross revenue, net of returns, for all revenues generated by the intellectual property that our Vice President of Research and Development has assigned to the Company. For the six months ended June 30, 2016 and 2015, the Company has made payments to a company owned by our Vice President of Research and Development under these arrangements. As of June 30, 2016, the Company has accrued $49,000 in wages and approximately $7,566 in accrued royalties under this agreement. See Note 9.

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

In February 2015, the Company entered into a lease agreement for a research facility located in Daytona Beach, Florida. The Company leases this 3,200 square foot facility under a month to month lease agreement ending on December 31, 2016. The monthly rent, including sales and use taxes, is $2,929. In accordance with the terms of the leasehold agreement, we are responsible for all utilities, repairs and maintenance. In June 2016, the Company provided notice that we were terminating this lease agreement effective July 31, 2016. There were no termination fees incurred due to the lease being a month to month lease agreement, and the Company expects to have its deposit of $2,500 fully reimbursed. The Company relocated all property and equipment as well as personnel for this research facility to our corporate headquarters located in Lake Park, Florida. See Note 11.

Total rent expense, before adjustments of reclassified facilities cost for research and development, for the six months ended June 30, 2016 and 2015 for these facilities totaled $60,849 and $57,975, respectively.

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

As of June 30, 2016, the Company had outstanding a $239,000 note payable to a current shareholder, which note came due on August 3, 2016. As of June 30, 2016, no principal payments had been made on this note. See Note 6.

As of June 30, 2016, one of the Company’s directors held two convertible notes payable by the Company. These convertible notes reflect a portion of the amount that the outside director is owed for certain vendor payments made on the Company’s behalf and for funds previously loaned to the Company for working capital. One of them, in the face amount of $60,000, has been issued to a company controlled by the director, is due on demand, together with interest at 4.5% APR, and is convertible at $0.01 per share of common stock. The second, issued directly to the director personally, is in the face amount of $30,000, is due on demand, together with interest at 4.5% APR, and is convertible at $0.01 per share of common stock. See Note 6.

As of June 30, 2016, the Company’s outside general counsel held three convertible notes payable. One such note reflected an amount due for legal services provided for the year ended December 31, 2014 in the amount of $150,000. This note is payable by the Company on demand, together with interest at 4.5% APR, and is convertible at $0.01 per share of common stock. Another of these notes reflected an amount due to for legal services provided for the year ended December 31, 2015 in the amount of $120,000. This note is payable on demand, together with interest at 4.5% APR, and is convertible at $0.007 per share of common stock. A third note is in the amount of $10,000, which reflects funds loaned to the Company for working capital. It is due on demand, together with interest at 12% APR, and is convertible at $0.008 per share of common stock. See Note 6.

As of June 30, 2016, the Company had issued a total of four (4) convertible notes to a certain private investor and shareholder. The first such note is in the amount of $100,000, is due on November 13, 2018, together with interest at 10% APR, and is convertible at $0.01 per share of common stock. The second such note is in the amount of $100,000, is due on March 18, 2019, together with interest at 10% APR, and is convertible at $0.01 per share of common stock. The third such note is in the amount of $50,000, is due on May 12, 2019, together with interest at 10% APR, and is convertible at $0.01 per share of common stock. And the fourth such note is in the amount of $100,000, is due on June 7, 2019, together with interest at 10% APR, and is convertible at $0.01 per share of common stock. See Note 6.

During the six months ended June 30, 2016 and 2015, the Company recorded revenue for sales to shareholders in the amount of $47,782 and $8,258, respectively. For the six months ended June 30, 2016, one shareholder accounted for approximately 18% of the Company’s revenue and as a group the sales to shareholders accounted for approximately 27% of the Company’s revenues. These revenues are recorded as revenue, related party on the Company’s Condensed Consolidated Statements of Operations.

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

As a result of the decision to sell the QuickVerse® product line, the Company has classified the QuickVerse® product line as discontinued operations for the six months ended June 30, 2016 and 2015. The Company has recorded the remaining class of liabilities for the QuickVerse® product line as presented below:

Other current liabilities from discontinued operations:	June 30, 2016	December 31, 2015
Accrued royalties	$114,368	$114,368
Other current liabilities from discontinued operations	$114,368	$114,368

NOTE 11 – SUBSEQUENT EVENTS

In July 2016, one of our significant private investor shareholders advanced funds to be used for working capital to the Company in the amount of $300,000. Any use of proceeds will incur interest at 10% APR. As of the date of this filing, the Company has not utilized any of the funds.

On July 31, 2016, the Company terminated the lease agreement for a research facility located in Daytona Beach, Florida. The Company relocated all property and equipment as well as personnel for this research facility to our corporate headquarters located in Lake Park, Florida.

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

Description of Business

Findex.com, Inc. (“Findex,” the “Company,” “we,” “us,” or “our”) headquarters and operations are based in Lake Park, Florida. Other than two legacy businesses neither of which were material to our results of operations for the six months ended June 30, 2016, we are a developer, manufacturer, and marketer of a proprietary line of specialty industrial glass-based smart surface coatings materials that have a broad range of industrial, commercial, and consumer applications. Our line of products center around a U.S. patented technology that, either on its own or when coupled with any of an array of available proprietary formula additives, offers a unique combination of beneficial surface properties that allow for a broad array of multi-surface and end-product applications. Among others, such applications include:

▪	Heavy machinery, equipment and infrastructure throughout each of the construction, oil and gas, and mining industries
▪	Marine industry, vessels and infrastructure
▪	Industrial HVAC equipment, commercial refrigeration systems, and power generators
▪	Energy production equipment, including solar and wind
▪	Hardscapes

Management Overview

A key focus of management during the six months ended June 30, 2016 centered on increasing sales with our current resellers and distributors but also through the addition of resellers and distributors in specific vertical markets such as heavy equipment, industrial HVAC equipment, interior floor coatings and exterior hardscape coatings. In addition, management continued exploring and building relationships with potentially key strategic business partners, investors, and potential additional distributors and/or resellers of our products. Each of the strategic sell-side relationships were pointedly pursued in order to establish, further develop, and/or expand our existing customer base within certain of our most aggressively targeted verticals. For this period, and for the indefinite future, management is committed to securing and solidifying foundational relationships within each of its heavy equipment, interior/hardscape, solar, oil, gas and mining, HVAC, and marine markets, and intends to allocate its financial and human resources accordingly.

During the period ended June 30, 2016, management remained focused on three primary areas identified as keys to the near-term viability, growth and prosperity of EcoSmart. One area is revenue generation, as effected through the formalization of various distribution and licensing relationships that the Company has been pursuing over time. A second area is the maximization of cash flow and return on existing assets, as effected through the refinement of internal production operations and throughput efficiencies. The third other area is corporate finance, and specifically the raising of capital necessary to bridge shortfalls in available cash, for both operational and capital investment purposes, through to the point, if at all, at which working capital and cash reserve levels are sufficient to be self-sustaining.

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

Results of Operations for Quarters Ending June 30, 2016 and June 30, 2015

Statements of Operations for Six Months Ended June 30,	2016	2015	Change
Net revenues	$176,440	$81,874	$94,566
Cost of sales	(49,979)	(31,265)	(18,714)
Gross profit	126,461	50,609	75,852
Sales, marketing and general and administrative expenses	(447,358)	(489,736)	42,378
Research and development	(99,636)	(156,478)	56,842
Total operating expenses	(546,994)	(646,214)	99,220
Loss from operations	(420,533)	(595,605)	175,072
Other expenses, net	(57,109)	(27,026)	(30,083)
Gain on debt settlement	---	200,000	(200,000)
Loss before income taxes	(477,642)	(422,631)	(55,011)
Income tax (provision)	---	---	---
Net loss from operations	$(477,642)	$(422,631)	$(55,011)

Statements of Operations for Three Months Ended June 30,	2016	2015	Change
Net revenues	$127,304	$39,106	$88,198
Cost of sales	(29,238)	(13,562)	(15,676)
Gross profit	98,066	25,544	72,522
Sales, marketing and general and administrative expenses	(231,306)	(263,957)	32,651
Research and development	(51,651)	(53,785)	2,134
Total operating expenses	(282,957)	(317,742)	34,785
Loss from operations	(184,891)	(292,198)	107,307
Other expenses, net	(28,424)	(13,850)	(14,574)
Loss before income taxes	(213,315)	(306,048)	92,733
Income tax (provision)	---	---	---
Net loss from operations	$(213,315)	$(306,048)	$92,733

The differing results of operations are primarily attributable to the following for the three and six months ended June 30, 2016:

▪	an increase in net revenues resulting from increasing sales of our products in each of our commercial HVAC, heavy construction and hardscape application verticals;
▪	a decrease in our other general and administrative costs resulting from a deliberate campaign of broad-ranging cutbacks in expenses;
▪	a decrease in research and development related expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 during which we issued stock as compensation to three consultants for their advisory services in connection with our research and development, and certain business development, initiatives; and
▪	a decrease in gain on debt settlement for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 during which we realized an accounting gain in connection with a settlement agreement entered into with a current note holder.

Although there can be no assurance, in future periods, we anticipate our operations to continue to expand due to our anticipated growth and expansion in certain vertical markets.

Revenues

Our net revenues increased approximately $94,000 from approximately $82,000 for the six months ended June 30, 2015 to approximately $176,000 for the six months ended June 30, 2016. Furthermore, our net revenues increased approximately $88,000 from approximately $39,000 for the three months ended June 30, 2015 to approximately $127,000 for the six months ended June 30, 2016. The increase in net revenues is mainly attributable to increasing sales of our products in each of our commercial HVAC, heavy construction and hardscape application verticals.

Cost of Sales

					Change
Cost of Sales for the Six Months Ended June 30,	2016	% of Sales	2015	% of Sales	$
Direct costs	$33,306	19%	$22,293	27%	$11,013
Royalties	6,444	4%	4,300	5%	2,144
Freight-out	10,229	6%	4,672	6%	5,557
Cost of sales	$49,979	28%	$31,265	38%	$18,714

					Change
Cost of Sales for the Three Months Ended June 30,	2016	% to Sales	2015	% to Sales	$
Direct costs	$17,477	14%	$10,153	26%	$7,324
Royalties	4,789	4%	990	3%	3,799
Freight-out	6,972	5%	2,419	6%	4,553
Cost of sales	$29,238	23%	$13,562	35%	$15,676

Cost of sales consists primarily of direct costs, royalties accrued to third party providers of intellectual property, and the costs associated with reproducing, packaging, and shipping our products. As a percentage of net revenues, our cost of sales decreased 10% from 38% for the six months ended June 30, 2015 to 28% for the six months ended June 30, 2016. Furthermore, we saw a decrease of 12% in our cost of sales as a percentage of net revenues from 35% for the three months ended June 30, 2015 to 23% for the three months ended June 30, 2016. The overall decrease in cost of sales as a percentage of net revenues for the three and six months ended June 30, 2016 are attributable to the following:

▪	a decrease in the percentage of direct costs associated with the purchase of larger quantities of raw materials at discounted rates due to purchasing in larger volumes;
▪	an overall slight decrease in the percentage of royalties for the six months ended June 30, 2016 due to a decrease in sales of products that carry a royalty obligation; and
▪	an increase in freight costs in real dollar terms resulting from an increase in sales as well as the increase in purchases of raw materials.

Into the immediate future, we anticipate that our direct costs are likely to increase in real dollar terms based on escalating sales volume coupled with the likelihood of an inability to make material purchases in bulk at meaningfully discounted rates. Though there can be no assurance that our cash position and financial condition will improve over time, if it does, we intend to take advantage of bulk purchasing opportunities at discounted rates. More generally, we anticipate that our cost of sales will increase in the future in direct proportion to increases in top line growth.

Sales, General and Administrative

	Change
Sales, General and Administrative Costs for Operations for Six Months Ended June 30,	2016	% of Sales	2015	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$6,109	3%	$2,742	3%	$3,367	123%
Sales commissions	7,609	4%	2,724	3%	4,885	179%
Total sales and marketing	13,718	8%	5,466	7%	8,252	151%
Personnel costs	212,306	120%	236,399	289%	(24,093)	10%
Research and development	99,636	56%	156,478	191%	(56,842)	36%
Business development services	28,000	16%	60,500	74%	(32,500)	54%
Travel and entertainment costs	17,826	10%	24,633	30%	(6,807)	28%
Directors fees	24,000	14%	18,000	22%	6,000	33%
Other general and administrative costs	151,508	86%	144,738	177%	6,770	5%
Total general and administrative	533,276	302%	640,748	783%	(107,472)	17%
Total sales, marketing, general and administrative	$546,994	310%	$646,214	789%	$(99,220)	15%

	Change
Sales, General and Administrative Costs for Operations for Three Months Ended June 30,	2016	% of Sales	2015	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$1,635	1%	$2,445	6%	$(810)	33%
Sales commissions	6,821	5%	462	1%	6,359	1376%
Total sales and marketing	8,456	7%	2,907	7%	5,549	191%
Personnel costs	114,789	90%	134,182	343%	(19,393)	14%
Research and development	51,651	41%	53,785	138%	(2,134)	4%
Business development services	8,000	6%	32,000	82%	(24,000)	75%
Travel and entertainment costs	12,459	10%	10,140	26%	2,319	23%
Directors fees	12,000	9%	9,000	23%	3,000	33%
Other general and administrative costs	75,602	59%	75,728	194%	(126)	0%
Total general and administrative	274,501	216%	314,835	805%	(40,334)	13%
Total sales, marketing, general and administrative	$282,957	222%	$317,742	813%	$(34,785)	11%

Our research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs, such as those associated with facilities leasing and related overhead. For labor costs and costs of outside consultants, we record the research and development costs as a reduction against either personnel costs or contract services. For facilities leasing related expenses, we record the research and development costs as a reduction against rent. For the three and six months ended June 30, 2016, we reclassified to research and development approximately $41,000 and $79,000, respectively from total personnel costs and approximately $9,000 and $18,000, respectively from rent. Comparatively, for the three and six months ended June 30, 2015, we reclassified to research and development approximately $37,000 and $131,000, respectively from total personnel costs and approximately $9,000 and $18,000, respectively from rent.

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the three and six months ended June 30, 2016:

▪	an overall increase in advertising and direct marketing resulting from an increase in our direct marketing efforts and our having attended and sponsored a booth at an industry trade show for the six months ended June 30, 2016;
▪	an increase in sales commissions in direct correlation to the increase in sales;
▪	a decrease in personnel costs as we streamlined our office administrative personnel;
▪	a decrease in research and development for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 during which we issued stock as compensation to three consultants for their advisory services in connection with our research and development, and certain business development, initiatives;
▪	a decrease in business development services;
▪	an overall decrease in travel and entertainment expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 during which we were represented at the 2015 International Coatings Show in Germany;
▪	an increase in director’s fees as we increased the fee earned by our outside director serving on the audit committee; and
▪	an overall increase in other general and administrative costs as we experienced an increase in costs such as our credit card processing fees due to the increase in sales as well as general office maintenance fees.

For the immediate future, and although there can be no assurance, we would anticipate our sales, marketing, general and administrative costs to increase in the future in direct proportion to top line growth.

Gain on Debt Settlement

For the six months ended June 30, 2015, we recognized a gain on debt settlement in the amount of $200,000. This gain is a result of entering into a loan modification agreement with a shareholder that had held an outstanding convertible note agreement in the amount of $250,000 which, until modified, carried a conversion feature that had the accounting effect of increasing the derivative liability associated with the obligation from $250,000 to $500,000. The loan modification called for the original convertible note payable ($250,000), along with the conversion feature ($250,000), dated July 2014 to be cancelled. In addition, the loan modification called for a replacement note payable to be issued by us in the adjusted, aggregate principal amount of $300,000, but without any conversion feature. All other terms of the original note agreement carried over to the replacement note unchanged. As a result, we recognized a net gain of $200,000, and we have treated it as a gain from extinguishment of debt and included it in the “Gain on debt settlement” line item on our Condensed Consolidated Statement of Operations for the six months ended June 30, 2015.

Income Taxes

For the six months ended June 30, 2016 and 2015, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes raw materials procurement, production personnel, service applications personnel, the ongoing internal development of new products and expansion and upgrade of existing products, marketing and sales, and executive salaries and insurance benefit obligations. Cash generated through our current operations may not prove sufficient to sustain such operations, and our pursuit of an aggressive growth plan, as currently exists, will likely require funding from outside sources. Funding from outside sources may include but is not limited to the pursuit of other financing options such as commercial loans or public or private sales of securities, including common stock, preferred stock and/or convertible notes or debentures. The Company’s cash on hand as of June 30, 2016 is not sufficient to support our operations for the next twelve months.

Working Capital	June 30, 2016	December 31, 2015
Current assets	$250,930	$31,699
Current liabilities	$2,793,162	$2,149,954
Accumulated deficit	$5,930,116	$5,452,474

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no continuing assurance of it remaining manageable.

Cash Flows for Six Months Ended June 30,	2016	2015		Change	%
Cash flows used in operating activities	$(277,388)		$(336,088)	$58,700	17%
Cash flows used in investing activities	$(9,721)	$	---	$(9,721)	0%
Cash flows provided by financing activities	$456,000		$347,500	$108,500	31%

Net cash used in operating activities for the six months ended June 30, 2016 and 2015 consisted mainly of payments going out for personnel, inventory purchases, vendor payments and other operating expenses.

Net cash used in investing activities for the six months ended June 30, 2016 was for the build out of our new research lab within our corporate headquarters located in the Lake Park, Florida. This new research lab will replace the research lab located in Daytona Beach, Florida which was relocated in July 2016.

For the six months ended June 30, 2016, cash provided by financing activities was mainly the result of proceeds from the issuances of convertible debt with related parties as well as a sale of shares of our common stock. Comparatively, cash provided by financing activities for the six months ended June 30, 2015 was the exclusive result of proceeds from the sale of shares of our common stock.

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

Discontinued Operations

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse® product line to WORDsearch. On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which was transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced. As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, and the sale of the QuickVerse® product line to WORDsearch was complete. As a result, we have classified this asset as discontinued operations for the six months ended June 30, 2016.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q June 30, 2016, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2016, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Consideration	Footnotes
Common Stock Issuances
Sold for Cash
6/27/2016	Common Stock	Individual Investor	3,500,000	$21,000	1

Convertible Promissory Notes/Debentures
1/20/2016	Convertible Promissory Note	Individual Investor	1	$25,000	2
2/24/2016	Convertible Promissory Note	Individual Investor	1	$10,000	3
3/4/2016	Convertible Promissory Note	Individual Investor	1	$50,000	4
3/18/2016	Convertible Promissory Note	Individual Investor	1	$100,000	5
5/12/2016	Convertible Promissory Note	Individual Investor	1	$50,000	6
6/7/2016	Convertible Promissory Note	Individual Investor	1	$200,000	7

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

(1)	This was a private offering of securities to an individual investor. The purchase price was $0.006 per share, and the proceeds amounted to $21,000, all of which was paid in cash.

(2)	This was a sale of a convertible promissory note payable to an individual investor (and current shareholder) for cash in the amount $25,000. The note is dated January 20, 2016 and is due on January 20, 2017 plus interest at 10% APR. It is convertible at $0.01 per share of common stock which equals 2,500,000 shares.

(3)	This was a sale of a convertible promissory note payable to an individual investor (and current shareholder) for cash in the amount $10,000. The note is dated February 24, 2016 and is due on April 23, 2016 plus interest at $1,000. It is convertible at $0.005 per share of common stock which equals 2,000,000 shares.

(4)	This was a sale of a convertible promissory note payable to an individual investor for cash in the amount $50,000. The note is dated March 4, 2016 and is due on March 4, 2017 plus interest at 10% APR. It is convertible at $0.01 per share of common stock which equals 5,000,000 shares.

(5)	This was a sale of a convertible promissory note payable to an individual investor (and current shareholder) for cash in the amount $100,000. The note is dated March 18, 2016 and is due on March 18, 2019 plus interest at 10% APR. It is convertible at $0.01 per share of common stock which equals 10,000,000 shares.

(6)	This was a sale of a convertible promissory note payable to an individual investor (and current shareholder) for cash in the amount $50,000. The note is dated May 12, 2016 and is due on May 12, 2019 plus interest at 10% APR. It is convertible at $0.01 per share of common stock which equals 5,000,000 shares.

(7)	This was a sale of a convertible promissory note payable to an individual investor (and current shareholder) for cash in the amount $200,000. The note is dated June 7, 2016 and is due on June 7, 2019 plus interest at 10% APR. It is convertible at $0.01 per share of common stock which equals 20,000,000 shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

For the period ended June 30, 2016, we are in default under a certain unsecured term note payable to a former shareholder in the total amount of approximately $46,000. The arrearage as of such date was $28,783, plus interest. In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest. In addition, we are in default under a certain unsecured term note payable to a current shareholder in the total amount of $300,000 plus interest. However, the shareholder has agreed to extend the note payable for an additional twelve months. Finally, we are in default under two convertible notes payable to an individual shareholder in the total amount of $33,000 plus interest.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2016, there were no reportable events under this Item 5.

ITem 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

No.	Description of Exhibit
2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

2.2	Agreement and Plan of Merger by and among Findex.com, Inc., EcoSmart Acquisition Corp. EcoSmart Surface & Coating Technologies, Inc., and The Renewable Corp. dated July 23, 2014, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 29, 2014.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

4.1	Certificate of Designation of FIND Series MX Convertible Preferred Stock dated June 30, 2014, incorporated by reference to Exhibit 4.1 on Form 8-K filed July 29, 2014.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10	Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28	Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2012.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Binding Letter of Intent between Findex.com, Inc. and the Renewable Corporation dated October 29, 2013, incorporated by reference to Exhibit 10.38 on Form 8-K filed on November 4, 2013.

10.39	Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

10.40	Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

10.45	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Bo Inge Hakan Gimvang dated March 3, 2015, incorporated by reference to Exhibit 10.45 on Form 10-K filed on April 15, 2015.

10.46	Loan Modification Agreement and Promissory Note dated March 2, 2015, incorporated by reference to Exhibit 10.46 on Form 10-K filed on April 15, 2015.

10.47	Business development consulting agreement by and among Findex.com, Inc. and J.N.B., LLC. dated November 10, 2015, incorporated by reference to Exhibit 10.47 on Form 10-Q filed on November 16, 2015.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated August 15, 2016. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 15, 2016. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: August 15, 2016	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Accounting Officer)

