Form 10-Q
period 2016-09-30
FINDEX COM INC
filed 2016-11-21
CIK 1089061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At November 21, 2016 the registrant had outstanding 485,335,511 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2016	As of December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$276,005	$5,163
Accounts receivable, net	65,142	1,901
Inventories, net	23,858	19,797
Other current assets	8,912	4,838
Total current assets	373,917	31,699
Investment in unconsolidated investee	1,000	—
Property and Equipment, net	26,883	29,994
Intangible Assets, net	321,240	356,874
Total assets	$723,040	$418,567
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$230,722	$208,255
Accounts payable, related parties	62,310	98,754
Accrued royalties	72,153	64,129
Accrued payroll	50,313	466,675
Notes payable	336,283	336,283
Notes payable, convertible	105,000	30,000
Notes payable, related parties	539,000	239,000
Notes payable, related parties, convertible	1,454,633	470,000
Other current liabilities	160,020	122,490
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	3,124,802	2,149,954
Commitments and Contingencies (Note 12)
Stockholders’ Deficit:
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- shares issued and outstanding	—	—
Common stock, $.001 par value
900,000,000 shares authorized,
482,969,335 and 476,783,564 shares issued and outstanding, respectively	482,969	476,784
Additional paid-in capital	3,293,403	3,244,303
Accumulated deficit	(6,178,134)	(5,452,474)
Total stockholders’ deficit	(2,401,762)	(1,731,387)
Total liabilities and stockholders’ deficit	$723,040	$418,567
See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015

Revenues, net		$80,019		$71,079		$208,677		$144,695
Revenues related parties, net		12,975		6,251		60,757		14,509
Total revenues		92,994		77,330		269,434		159,204
Cost of sales		33,406		21,962		83,385		53,227
Gross profit		59,588		55,368		186,049		105,977
Other operating expenses:
Sales and marketing expenses		6,148		10,485		19,866		15,951
Professional fees		24,897		56,518		122,949		173,180
Personnel costs (net of research and development direct labor costs)		110,788		109,246		323,094		345,645
Research and development		49,722		49,077		149,358		205,555
Rent		21,638		21,000		64,915		63,000
Other general and administrative expenses		50,046		39,660		130,051		128,869
Total operating expenses		263,239		285,986		810,233		932,200
Loss from operations		(203,651)		(230,618)		(624,184)		(826,223)
Interest expense		(30,774)		(16,489)		(87,883)		(43,515)
Loss on conversion of note payable		(13,593)		—		(13,593)		—
Gain on debt settlement		—		—		—		200,000
Impairment loss of Findex legacy software segment		—		(1,433,465)		—		(1,433,465)
Net loss before income taxes		(248,018)		(1,680,572)		(725,660)		(2,103,203)
Income tax provision		—		—		—		—
Net loss		$(248,018)		$(1,680,572)		$(725,660)		$(2,103,203)

Basic & diluted net loss per share	$	---	$	---	$	---	$	---

Basic & diluted weighted average common shares outstanding		480,881,773		467,147,931		478,197,913		453,003,193
See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30, 2016		For the Nine Months Ended September 30, 2015
Cash flows from operating activities:
Net Loss		$(725,660)		$(2,103,203)
Adjustments to reconcile net loss to cash used in operations:
Depreciation		13,446		13,095
Amortization		35,634		35,635
Amortization of debt discount		9,900		—
Stock issued for services		338		84,000
Loss on conversion of notes payable		13,593		—
Gain on debt settlement		—		(200,000)
Impairment loss of Findex legacy software segment		—		1,433,465
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable		(63,241)		16,842
(Increase) decrease in inventory		(4,061)		8,315
Increase in other current assets		(4,074)		(3,894)
Increase in accounts payable and accrued expenses		250,302		298,304
Net cash used in operating activities		(473,823)		(417,441)
Cash flows from investing activities:
Purchase of property and equipment		(10,335)		—
Investment in unconsolidated investee		(1,000)		—
Net cash used in investing activities		(11,335)		—
Cash flows from financing activities:
Proceeds from sale of common stock		21,000		415,000
Proceeds from issuance of convertible notes payable		95,000		20,000
Proceeds from issuance of convertible notes payable, related parties		650,000		—
Payments made on notes payable		(10,000)		(17,500)
Net cash provided by financing activities		756,000		417,500
Net increase in cash and cash equivalents		270,842		59
Cash and cash equivalents, beginning of period		5,163		2,241
Cash and cash equivalents, end of period		$276,005		$2,300
Supplemental cash flow information:
Interest paid		$1,515		$16,523
Cash paid for income taxes	$	---	$	---
Schedule of Non-Cash Investing and Financing Activities:
Issuance of debt for loan modification	$	---		$50,000
Issuance of notes payable for accrued directors fees		$76,000	$	---
Issuance of notes payable for accrued base salary		$483,933	$	---
Issuance of notes payable for accounts payable, related parties		$74,700	$	---
Issuance of common stock for accrued directors fees	$	---		$29,000
Issuance of common stock as consideration for note payable		$10,456	$	---
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

On September 14, 2016, the Company became the holder of what is currently an approximately 25% minority equity stake in a recently formed, closely-held, private limited liability company, Advanced Nanofibers LLC (“Advanced”). Advanced is comprised of three entity members, including the Company, Nanotech Fibers LLC, and EnVont, LLC. The Company’s president and chief executive officer currently holds a 18.75% equity interest in Nanotech Fibers LLC through a closely held private Florida limited liability company, August Center Street Holdings LLC. August Center Street Holdings is owned 75% by the Company’s president and chief executive officer and 25% by the Company’s general counsel. Advanced is a Florida based nanotechnology firm focused on fundamentally broadening the industrial utilization of nanofibers and nanoparticles globally throughout a diverse range of mass-market applications. It’s platform technological contributions and sustainable solutions center around (i) meaningfully proprietary, and expected-to-be revolutionary, industrially disruptive advances in the custom molecular bonding of nanofibers to application-specific nanoparticles such that the result in each case is an unparalleled, multifunctional ‘super’-composite exhibiting new and meaningfully superior physical, flexural, chemical and structural properties, (ii) ultra-cost-efficient production capabilities at scale, and (iii) the application of internally-developed breakthrough environmental safety advances throughout the handling and production process of its potentially hazardous materials. Its nanoparticle bonded nanofibers mark a new age in polymeric-based advanced composites. Based on their fundamental composition, Advanced is able to produce these materials in a virtually limitless array of industrial application-specific varieties, to be used either alone or in conjunction with other fibers and materials, making nanoparticle bonded nanofibers an ideal host for a variety of advanced composites.

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

Reclassifications

Certain accounts in the Company’s 2015 financial statements have been reclassified for comparative purposes to conform with the presentation in 2016 financial statements.

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

RESEARCH AND DEVELOPMENT

The Company’s research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, the Company records the research and development costs as a reduction against either personnel costs or professional fees. For facilities leasing related expenses, the Company records the research and development costs as a reduction against rent. For the nine months ended September 30, 2016 and 2015, the Company recognized $149,358 and $205,555, respectively, in research and development costs.

STOCK-BASED COMPENSATION

The Company recognizes share-based compensation in accordance with ASC 718, Compensation – Stock Compensation, using the modified prospective method. ASC 718 requires that the Company measure the cost of the employee services received in exchange for an award for equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period. See Note 11.

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

The calculations of net loss per share for the nine months ended September 30, 2016 and 2015 excluded the impact of the following potential common shares as their inclusion would be anti-dilutive.

For the Nine Months Ended September 30	2016	2015
Shares Issuable Upon Exercise of Outstanding Warrants	100,000	4,150,000
Shares Issuable Upon Conversion of Outstanding Convertible Note Payables	189,554,683	24,500,000
Total weighted average anti-dilutive potential common shares	189,654,683	28,650,000

DISCONTINUED OPERATIONS

On May 5, 2011, Findex entered into a Software Product Line Purchase Agreement with WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from Findex all of the assets associated with the QuickVerse® product line which centered around Findex’s industry-leading Bible-study software program. The specific assets conveyed include, among others, the underlying software source code, registered trade names, and existing product inventories. As a result, the Company has classified any associated liabilities as well as all expenses directly related to the QuickVerse® product line as discontinued operations for the nine months ended September 30, 2016 and 2015. See Note 14.

RECENT ACCOUNTING PRONOUNCEMENTS

At September 30, 2016, there were no recent accounting pronouncements that the Company believed would have a material impact on its condensed consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. However, as of September 30, 2016, the Company had negative working capital of $2,750,885 and had an accumulated deficit of $6,178,134. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken several actions in an attempt to mitigate this risk. These actions include capital raising initiatives involving the issuance of equity and/or notes payable to investors, as well as cash conservation initiatives involving the issuance of equity and/or notes payable to employees and related parties. The accompanying condensed consolidated financial statements do not include any adjustments related to these uncertainties.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	September 30, 2016	December 31, 2015
Raw materials	$24,359	$24,753
Finished goods	1,778	4,364
Reserve for obsolete inventory	(2,279)	(9,320)
Inventories	$23,858	$19,797

NOTE 4 – INVESTMENT IN UNCONSOLIDATED INVESTEE

On September 14, 2016, the Company entered into a certain operating agreement pursuant to which we became the holder of (what currently constitutes) a roughly 25% equity (membership) interest in a newly formed, closely held private Florida limited liability company joint venture, Advanced Nanofibers LLC (“Advanced”). The membership interest in Advanced was acquired in exchange for a capital contribution in cash by us to Advanced in the amount of $1,000 (together with certain going-forward non-cash contributions). Advanced was otherwise capitalized with contributions in cash totaling $3,000 by two other parties to the operating agreement, Nanotech Fibers LLC and EnVont, LLC, both Florida limited liability companies. Advanced is comprised of three entity members, including the Company, Nanotech Fibers LLC, and EnVont, LLC. The Company’s president and chief executive officer currently holds a 18.75% equity interest in Nanotech Fibers LLC through a closely held private Florida limited liability company, August Center Street Holdings LLC. August Center Street Holdings is owned 75% by the Company’s president and chief executive officer and 25% by the Company’s general counsel. As of September 30, 2016, there was no other material transactional activity associated with this joint venture.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2016	December 31, 2015
Office equipment	$3,466	$3,466
Warehouse equipment	76,339	76,339
Computer equipment	8,708	8,708
Research lab	10,334	—
Less: accumulated depreciation	(71,964)	(58,519)
Property and equipment	$26,883	$29,994

For the nine months ended September 30, 2016 and 2015, the Company recorded depreciation expense of $13,446 and $13,095, respectively. For the nine months ended September 30, 2016, the Company invested $10,334 in building out a new research lab within our corporate headquarters located in the Lake Park, Florida. The new research lab will replace the research lab located in Daytona Beach, Florida which was relocated in July 2016. See Note 12.

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

The Company’s intangible assets, net of accumulated amortization consisted of the following:

Patents and/or software licenses, net	September 30, 2016	December 31, 2015
Cost	$697,955	$697,955
Amortization	(376,715)	(341,081)
Net intangible assets	$321,240	$356,874

The Surface Modification Technologies assets include a patent, a patent pending, trade secret technology, instructions, manuals and materials on certain manufacturing processes and know-how. For the nine months ended September 30, 2016 and 2015, the Company recorded amortization expense of $35,634 and $35,635, respectively.

NOTE 7 – GOODWILL IMPAIRMENT LOSS

For the nine months ended September 30, 2015, the Company recognized $1,433,465 of goodwill impairment expense related to the Findex legacy software segment which is no longer being actively pursued. The Company tests goodwill for impairment as required by ASC 350, Goodwill and Other Intangible Assets. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon occurrence of certain events.

NOTE 8 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTIES

Notes payable consisted of the following:

	As of September 30, 2016	As of December 31, 2015
Notes payable	$441,283	$366,283
Notes payable, related parties	1,993,663	709,000
Total	$2,434,946	$1,075,283

Notes payable to non-related parties consisted of the following:

		As of September 30, 2016	As of December 31, 2015
Note payable to a former shareholder, past due as of January 2012, together with accrued interest at 5% APR and interest on overdue principal accruing at 10% APR.	(a)	$28,783	$28,783
Note payable to a shareholder, past due as of August 1, 2015, together with accrued interest at 10% APR.	(b)	300,000	300,000
Note payable to a shareholder, payable upon demand, together with imputed interest only, as applicable.	(c)	7,500	7,500
Note payable to a shareholder, past due as of October 6, 2015, together with a fixed interest payment of $2,000, and convertible at $0.01 per share of common stock.	(d)	20,000	20,000
Note payable to an investor due as of September 2016, together with accrued interest at 10% APR, and convertible at $0.02 per share of common stock.	(e)	—	10,000
Note payable to a shareholder, past due as of April 23, 2016, together with a fixed interest payment of $1,000, and convertible at $0.005 per share of common stock.	(f)	10,000	—
Note payable to an investor due as of January 20, 2017, together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(g)	25,000	—
Note payable to an investor due as of March 4, 2017, together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(i)	50,000	—
Total		$441,283	$366,283

As of September 30, 2016, the Company had outstanding a past due note payable (b) to a shareholder in the amount of $300,000. A previously outstanding note payable to the same party, that had contained a conversion feature in the amount of $250,000, pre-dated this note. However, in March 2015, the Company entered into a loan modification agreement which provided that the original note, along with the attendant conversion feature, be cancelled, and that a replacement note to be issued in its stead at an upwardly adjusted principal amount of $300,000, but without any associated conversion feature. In accordance with ASC 470-50-40, the Company deemed the transaction for accounting purposes to be a debt extinguishment due to the substantially different terms, and, as a result, recorded a gain on debt settlement of $200,000. For the nine months ended September 30, 2016, the Company recognized a debt discount of $9,900 associated with two notes payable as they each carried a beneficial conversion feature. This debt discount has been fully amortized to interest expense for the nine months ended September 30, 2016. See Note 10.

At September 30, 2016, the Company was in arrears on the unsecured term note payable (a) to a former shareholder, the unsecured term note payable (b) to a current shareholder, the convertible term note payable (d) to another current shareholder and the convertible note payable (f) to a third current shareholder. On April 12, 2016, the Company repaid and retired a $10,000 note to a private investor together with $1,000 in then-accrued interest ($11,000 total). On September 9, 2016, a private investor of a convertible note payable (e) opted to convert the note payable plus accrued interest totaling $10,456 into 2,613,963 shares of common stock. The Company repriced the original conversion of $0.02 per share to $0.004 per share which resulted in a loss on conversion in the amount of $13,593. See Note 9.

NOTES PAYABLE RELATED PARTIES

Notes payable, related parties consisted of the following:

		As of September 30, 2016	As of December 31, 2015
Note payable to a former officer, director and significant shareholder of EcoSmart Surface and Coatings Technology, Inc. prior to the Company’s merger with such firm in July 2014, past due as of August 3, 2016 together with imputed interest only, as applicable.	(a)	$239,000	$239,000
Note payable to a company controlled by an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(b)	60,000	60,000
Note payable to the Company’s outside general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(c)	150,000	150,000
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(d)	30,000	30,000
Note payable to the Company’s outside general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(e)	120,000	120,000
Note payable to the Company’s outside general counsel (also a shareholder), due on demand together with accrued interest at 12% APR, and convertible at $0.008 per share of common stock.	(f)	10,000	10,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due November 13, 2018 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(g)	100,000	100,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 18, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(h)	100,000	—
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due May 12, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(i)	50,000	—
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due June 7, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(j)	200,000	—
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), together with accrued interest at 10% APR on drawn-down-upon funds only ($25,000 as of September 30, 2016).	(k)	300,000	—
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(l)	55,500	—
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(m)	20,500	—
Note payable to the Company’s president and chief executive officer (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(n)	349,329	—
Note payable to the Company’s controller who is also a shareholder, which note is due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(o)	134,604	—
Note payable to the Company’s vice president of research and development (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(p)	49,000	—
Note payable to an independent contractor (also a shareholder), which note payable is due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(q)	25,700	—
Total		$1,993,633	$709,000

As of September 30, 2016, no principal payments had been made on note (a).

Notes (b), (d) and (l) reflect amounts due to a single outside director of the Company, who is also a shareholder, based on such director having (i) made certain vendor obligation payments directly on behalf of and for the benefit of the Company, (ii) having advanced certain funds to the Company at various dates for general working capital purposes, and (iii) having accrued director’s fees earned through September 15, 2016. In addition, the Company has recorded accounts payable, related parties, in the amount of $37,521 to the holder of notes (b), (d) and (l).

Notes (c) and (e) reflect payment obligations owed to the Company’s outside general counsel for legal services incurred by the Company for the years ended December 31, 2015 and 2014.

Note (f) reflects a convertible debt investment made by the Company’s outside general counsel to the Company.

Notes (g), (h), (i), and (j) reflect repayment obligations to a significant shareholder for convertible debt investments made from time to time as indicated.

Note (k) reflects an amount owed to the same significant shareholder to whom the obligations for notes (g), (h), (i), and (j) are owed and who, separately, advanced funds for the benefit of the Company to be drawn down upon as needed for working capital. Under the terms of the credit arrangement, any use of the proceeds will incur interest at 10% APR. As of September 30, 2016, the Company had drawn down upon and had outstanding $25,000 of such funds. As of the date of this filing, the Company had drawn down upon and had outstanding $125,000 of such funds.

Note (m) reflects amounts due to an outside director, who is also a shareholder, for accrued director’s fees earned through September 15, 2016.

Note (n) reflects amounts due to the Company’s president and chief executive officer, who is also a shareholder, for previously accrued base salary.

Note (o) reflects amounts due to the Company’s controller, who is also a shareholder, for previously accrued base salary.

Note (p) reflects amounts due to the Company’s vice president of research and development, who is also a shareholder, for previously accrued wages.

Note (q) reflects amounts due to an independent contractor who was President of one of EcoSmart’s divisions prior to the merger with EcoSmart and a current shareholder of the Company, for past earnings. See Note 13.

For the nine months ended September 30, 2016, the Company received proceeds from the issuance of convertible notes payable in the amount of $95,000 and an additional $650,000 from the issuance of convertible notes payable to related parties (total $745,000).

NOTE 9 – LOSS ON CONVERSION OF NOTE PAYABLE

On September 9, 2016, an investor holding a convertible note elected to convert such note, together with all then-accrued interest, totaling $10,456 into 2,613,963 shares of common stock. In connection with such election, the Company repriced the original conversion of $0.02 per share to $0.004 per share, which resulted in an accounting loss upon such conversion. The Company consequently recognized a loss of $13,593 and included it in Loss on conversion of note payable on our condensed consolidated Statement of Operations for the nine months ended September 30, 2016. See Note 8.

NOTE 10 – GAIN ON DEBT SETTLEMENT

In March 2015, the Company recognized a gain on debt settlement in the amount of $200,000. This gain is a result of entering into a loan modification agreement with a shareholder that had held an outstanding convertible note agreement in the amount of $250,000 carrying a conversion feature that had the accounting effect of increasing the derivative liability associated with the obligation from $250,000 to $500,000. The loan modification called for the original convertible note payable ($250,000), along with the conversion feature ($250,000), dated July 2014 to be cancelled. In addition, the loan modification called for a replacement note payable to be entered into at the adjusted principal amount of $300,000, total, but without any conversion feature exercisable on the part of the holder. All other terms of the original note agreement remained unchanged. As a result, the Company recognized a net gain of $200,000, and has treated it as a gain from extinguishment of debt and included it in Gain on debt settlement on our condensed consolidated Statement of Operations for the nine months ended September 30, 2015. See Note 8.

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

In June 2016, an investor purchased from the Company 3,500,000 restricted shares of common stock at a price of $0.006 per share, which resulted in proceeds of $21,000 to the Company.

In September, 2016, a holder of a convertible note issued by the Company elected to convert such note, together with all then-accrued interest, totaling $10,456 into 2,613,963 shares of common stock. In connection with such election, the Company repriced the original conversion of $0.02 per share to $0.004 per share which resulted in an accounting loss upon such conversion in the amount of $13,593. See Notes 8 and 9.

In September, 2016, the Company entered into an independent contractor agreement with an individual to provide business development related services. The agreement calls for the independent contractor to be paid at an hourly rate of $100, half of which is payable in cash and half of which is payable in restricted shares of Company common stock, such shares to be valued at the closing price of the Company common stock on the relevant service day(s). During September 2016, the Company committed to issue 71,808 shares of common stock to the independent contractor for the business development services that were then provided. See Note 15.

COMMON STOCK WARRANTS

The Company did not issue any warrants for the nine months ended September 30, 2016. For the nine months ended September 30, 2015, the Company issued warrants to individuals in connection with certain Company common stock subscriptions. Each such warrant enabled the holder to purchase up to an additional 100,000 (4,150,000 in total) shares of common stock (beyond their otherwise subscribed-for shares) for a period of up to one year at an exercise price of $0.10 per share. During the nine months ended September 30, 2016 and 2015, none of such warrants were exercised. Thirteen warrants, exercisable in the aggregate for a total of 4,150,000 shares of common stock, expired prior to exercise during the nine months ended September 30, 2016. As of September 30, 2016, there were 100,000 warrants outstanding.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the amount of potential liability the Company is likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect the Company’s financial condition.

In July, 2014, the Company entered into an employment agreement with the Company’s president and chief executive officer. The agreement provides for a base annual salary of $162,500, a term of three (3) years, and contains a provision for an incentive-based cash bonus equal to one and one half percent (1.5%) of free cash flow (as calculated pursuant to a stated formula) up to a maximum of $500,000 for any single fiscal year. As of September 30, 2016, and 2015 no amounts for bonuses had been earned or accrued under this provision. In addition to the bonus provision and the annual base salary, the employment agreement provides for payment of previously accrued base salary in the amount of $27,082 and vested deferred vacation compensation in the amount of $12,501 as of September 30, 2016 and are included in accrued payroll. The agreement further provides for severance compensation equal to the then base salary until the expiration of the term of the agreement. There is no severance compensation in the event of voluntary termination or termination for cause.

In March, 2015, the Company entered into an employment agreement with our vice president of research and development. Among other terms and provisions, the employment agreement provides specific executive-level responsibilities for a term of 3 years, unless otherwise extended or terminated by either party, either for cause, without cause, due to disability or death, or voluntarily. During the term of the employment agreement, and in addition to certain benefits, expense coverage and severance compensation, our vice president of research and development is entitled to a base annual salary of not less than $120,000, as well as a royalty of 5% of the gross revenue, net of returns, for all revenues generated by products relying on the intellectual property assigned to the Company. For the nine months ended September 30, 2016 and 2015, the Company has made payments to a company owned by our Vice President of Research and Development under these arrangements. As of September 30, 2016, the Company has accrued approximately $9,420 in accrued royalties under this agreement. See Notes 8 and 13.

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

In February 2015, the Company entered into a lease agreement for a research facility located in Daytona Beach, Florida. The Company leases this 3,200 square foot facility under a month-to-month lease agreement ending on December 31, 2016. The monthly rent, including sales and use taxes, is $2,929. In accordance with the terms of the leasehold agreement, we are responsible for all utilities, repairs and maintenance. In June 2016, the Company provided notice that we were terminating this lease agreement effective July 31, 2016. There were no termination fees incurred due to the lease being a month to month lease agreement. As of September 30, 2016, the Company has accrued $7,891 for past rent owed less a deposit of $2,500 (total $5,391). The Company has since relocated all property and equipment as well as all personnel previously occupying this facility to our corporate headquarters located in Lake Park, Florida. See Note 5.

Total rent expense for the nine months ended September 30, 2016 and 2015 for these facilities, before adjustments of reclassified facilities cost for research and development, totaled $85,416 and $86,963, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company’s executive officers and employees, from time to time, make payments for materials and various expense items (including business related travel) in the ordinary course of business via their personal credit cards in lieu of checks drawn on Company accounts. The Company does not provide its employees or executive officers with corporate credit cards. Amounts due these officers and directors (including one of the Company’s directors, the president and chief executive officer, and the controller) are included in accounts payable, related parties, on the Consolidated Balance Sheets.

As of September 30, 2016, the Company had outstanding a $239,000 note, held by a current shareholder, which note came due on August 3, 2016. As of September 30, 2016, no principal payments had been made on this note. On October 18, 2016, and pursuant to a negotiated settlement, the Company agreed to and did pay $17,950 to the holder of the note in exchange for a release and discharge in full. See Notes 8 and 15.

As of September 30, 2016, one of the Company’s directors held three, separate convertible notes issued by the Company. These convertible notes reflect a portion of the aggregate amount that such outside director is owed by the Company for a combination of (i) certain vendor payments made by him on the Company’s behalf, (ii) cash previously advanced to the Company for working capital, and (iii) director’s fees earned through September 15, 2016. One of these notes, in the face amount of $60,000, was issued to a company controlled by the director, is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. Another of these notes, issued to the director personally, is in the face amount of $30,000, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. The third of these notes, also issued to the director personally, is in the face amount of $55,500, is due on demand, together with accrued interest at 4.5% and is convertible at $0.007 per share of common stock. See Notes 8 and 15.

As of September 30, 2016, the Company’s outside general counsel held three convertible notes issued by the Company. One such note reflected an amount due for legal services provided for the year ended December 31, 2014 in the amount of $150,000. This note is payable by the Company on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. Another of these notes reflected an amount due for legal services provided for the year ended December 31, 2015 in the amount of $120,000. This note is similarly payable on demand, together with accrued interest at 4.5% APR, and is convertible at $0.007 per share of common stock. A third note is in the amount of $10,000, reflects funds advanced to the Company for working capital, is due on demand, together with accrued interest at 12% APR, and is convertible at $0.008 per share of common stock. See Note 8.

As of September 30, 2016, the Company had issued a total of five (5) convertible notes to a certain related party investor and significant shareholder. The first such note is in the amount of $100,000, is due on November 13, 2018, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The second such note is also in the amount of $100,000, is due on March 18, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The third such note is in the amount of $50,000, is due on May 12, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The fourth such note is in the amount of $100,000, is due on June 7, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. And the fifth such note is in the amount of $300,000 and represents funds deposited as collateral by the investor for a credit line to be drawn down upon by the Company for working capital, and any such use of which will incur interest on drawn funds calculated at 10% APR. See Note 8.

As of September 30, 2016, one of the Company’s directors held one convertible note issued by the Company in the face amount of $20,500 (for director’s fees earned through September 15, 2016), which note is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 8.

As of September 30, 2016, the Company’s president and chief executive officer held one convertible note issued by the Company representing previously accrued base salary in the amount of $349,329. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 8.

As of September 30, 2016, the Company’s controller held one convertible note issued by the Company representing previously accrued base salary in the amount of $134,604. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 8.

As of September 30, 2016, the Company’s vice president of research and development held one convertible note representing previously accrued base salary in the amount of $49,000. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 8.

As of September 30, 2016, an independent contractor who had been the president of one of EcoSmart’s divisions prior to the merger with the Company, who is also shareholder of the Company, held one convertible note representing accrued earnings in the amount of $25,700. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 8.

As of September 30, 2016, the Company had entered into an operating agreement pursuant to which it had become the holder of an approximately 25% equity interest in a closely held private Florida limited liability company, Advanced Nanofibers LLC (“Advanced”). Advanced is comprised of three entity members, including the Company, Nanotech Fibers LLC, and EnVont, LLC. The Company’s president and chief executive officer currently holds a 18.75% equity interest in Nanotech Fibers LLC through a closely held private Florida limited liability company, August Center Street Holdings LLC. August Center Street Holdings is owned 75% by the Company’s president and chief executive officer and 25% by the Company’s general counsel.

During the nine months ended September 30, 2016 and 2015, the Company recorded revenue for sales to shareholders in the amount of $60,757 and $14,509, respectively. For the nine months ended September 30, 2016, one shareholder accounted for approximately 16% of Company revenue and, as a group, the sales to shareholders accounted for approximately 23% of Company revenues. These revenues are recorded as revenue, related party on the Company’s Condensed Consolidated Statements of Operations.

NOTE 14 – DISCONTINUED OPERATIONS

On May 5, 2011, Findex entered into a certain Software Product Line Purchase Agreement to sell Findex’s QuickVerse® product line to WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from Findex all of the assets associated with its QuickVerse® product line for $975,000 in cash at closing and the assumption of up to $140,000 of Findex’s then-existing liabilities at closing.

On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which had been transitional in nature and ongoing through approximately the end of April, 2012, commenced. As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to Findex. On April 13, 2012, Findex determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, which meant that Findex was able to deliver to WORDsearch the last in a series of officer’s certificates required thereunder. Having delivered such certificate to WORDsearch on April 13, 2012, the sale of the QuickVerse® product line to WORDsearch was complete.

As a result of the decision to sell the QuickVerse® product line, the Company has classified the QuickVerse® product line as discontinued operations for the six months ended September 30, 2016 and 2015. The Company has recorded the remaining class of liabilities for the QuickVerse® product line as presented below:

Other current liabilities from discontinued operations:	September 30, 2016	December 31, 2015
Accrued royalties	$114,368	$114,368
Other current liabilities from discontinued operations	$114,368	$114,368

NOTE 15 – SUBSEQUENT EVENTS

In October 2016, the Company paid $17,950 to a related party note holder and current shareholder in exchange for the release and discharge in full of a Company note in the amount of $239,000, which had come due August 3, 2016. As a result of this negotiated settlement with the related party, the Company will recognize a contribution of capital of $221,050 for the year ended December 31, 2016. See Note 8.

In October 2016, the Company issued a convertible note payable in the amount of $20,000 to the son of an outside director and shareholder based on such director having advanced funds equal to such amount to the Company at various dates for general working capital purposes. The note payable is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.005 per share of common stock. See Notes 8 and 13.

In October 2016, an investor subscribed for and purchased from the Company a total of 1,000,000 restricted shares of Company common stock at a price of $0.01 per share, which sale resulted in proceeds of $10,000 to the Company.

In October 2016, the Company retired for cash a $10,000 convertible note that had come due April 23, 2016 that had been held by an investor and shareholder. See Note 8.

In October, 2016, the Company committed to issue 769,383 restricted shares of Company common stock to an independent contractor for certain business development services previously provided. The agreement with the independent contractor calls for the contractor to be paid at an hourly rate of $100, half of which is payable in cash and half of which is payable in restricted shares of Company common stock, such shares to be valued at the closing price of Company common stock on the relevant service day(s). In addition, the Company committed to issue 596,793 restricted shares of common stock to the independent contractor for business development services that were provided from November 1, 2016 through the date of this filing, November 21, 2016. See Note 8.

In November 2016, an investor subscribed for and purchased from the Company a total of 1,000,000 restricted shares of Company common stock at a price of $0.01 per share, which sale resulted in proceeds of $10,000 to the Company.

In November 2016, the three entity members of Advanced, with unanimous written consent, resolved to grant a membership interest in Advanced equal to one half percent (0.5%) to an individual in exchange for introductory and other services to be rendered in connection with the cementitious industry. The individual is also a shareholder of the Company. As such, the Company’s equity interest in Advanced changed from 25% to 24.875%.

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

Description of Business

Findex.com, Inc. (“Findex,” the “Company,” “we,” “us,” or “our”) headquarters and operations are based in Lake Park, Florida. Other than two legacy businesses neither of which were material to our results of operations for the nine months ended September 30, 2016, we are a developer, manufacturer, and marketer of a proprietary line of specialty industrial glass-based smart surface coatings materials that have a broad range of industrial, commercial, and consumer applications. Our line of products center around a U.S. patented technology that, either on its own or when coupled with any of an array of available proprietary formula additives, offers a unique combination of beneficial surface properties that allow for a broad array of multi-surface and end-product applications. Among others, such applications include:

▪	Heavy machinery, equipment and infrastructure throughout each of the construction, oil and gas, and mining industries
▪	Marine industry, vessels and infrastructure
▪	Industrial HVAC equipment, commercial refrigeration systems, and power generators
▪	Energy production equipment, including solar and wind
▪	Hardscapes

On September 14, 2016, the Company became the holder of what is currently an approximately 25% minority equity stake in a recently formed, closely-held, private limited liability company, Advanced Nanofibers LLC (“Advanced”). Advanced is comprised of three entity members, including the Company, Nanotech Fibers LLC, and EnVont, LLC. The Company’s president and chief executive officer currently holds a 18.75% equity interest in Nanotech Fibers LLC through a closely held private Florida limited liability company, August Center Street Holdings LLC. August Center Street Holdings is owned 75% by the Company’s president and chief executive officer and 25% by the Company’s general counsel. Advanced is a Florida based nanotechnology firm focused on fundamentally broadening the industrial utilization of nanofibers and nanoparticles globally throughout a diverse range of mass-market applications. It’s platform technological contributions and sustainable solutions center around (i) meaningfully proprietary, and expected-to-be revolutionary, industrially disruptive advances in the custom molecular bonding of nanofibers to application-specific nanoparticles such that the result in each case is an unparalleled, multifunctional ‘super’-composite exhibiting new and meaningfully superior physical, flexural, chemical and structural properties, (ii) ultra-cost-efficient production capabilities at scale, and (iii) the application of internally-developed breakthrough environmental safety advances throughout the handling and production process of its potentially hazardous materials. Its nanoparticle bonded nanofibers mark a new age in polymeric-based advanced composites. Based on their fundamental composition, Advanced is able to produce these materials in a virtually limitless array of industrial application-specific varieties, to be used either alone or in conjunction with other fibers and materials, making nanoparticle bonded nanofibers an ideal host for a variety of advanced composites. With the Company president and chief executive officer, Steven Malone, serving as a managing director of Advanced concurrently with his position within the Company, management is increasingly devoting its time, and increasingly allocating the Company’s human and financial resources, to the planning and operations of Advanced.

Management Overview

A key focus of management during the nine months ended September 30, 2016 centered on increasing sales with our current resellers and distributors but also through the addition of resellers and distributors in specific vertical markets such as heavy equipment, industrial HVAC equipment, interior floor coatings and exterior hardscape coatings. In addition, management continued exploring and building relationships with potentially key strategic business partners, investors, and potential additional distributors and/or resellers of our products. Each of the strategic sell-side relationships were pointedly pursued in order to establish, further develop, and/or expand our existing customer base within certain of our most aggressively targeted verticals. For this period, and for the indefinite future, management is committed to securing and solidifying foundational relationships within each of its heavy equipment, interior/hardscape, solar, oil, gas and mining, HVAC, and marine markets, and intends to allocate its financial and human resources accordingly.

During the period ended September 30, 2016, management remained focused on three primary areas identified as keys to the near-term viability, growth and prosperity of EcoSmart. One area is revenue generation, as effected through the formalization of various distribution and licensing relationships that the Company has been pursuing over time. A second area is the maximization of cash flow and return on existing assets, as effected through the refinement of internal production operations and throughput efficiencies. The third other area is corporate finance, and specifically the raising of capital necessary to bridge shortfalls in available cash, for both operational and capital investment purposes, through to the point, if at all, at which working capital and cash reserve levels are sufficient to be self-sustaining.

In addition, management consolidated our facilities by relocating our research and development lab in Daytona Beach, Florida to our recently built-out research lab in our Lake Park, Florida facility that separately occupies our corporate offices. The relocation is intended and expected to not only reduce overhead and travel expenses but also to facilitate enhanced collaboration between research and development, on the one hand, and production operations, on the other, in connection with a variety of existing markets we are pursuing as well as a variety of potentially new markets we are currently exploring.

In August 2016, management also entered into a manufacturing and distribution joint venture agreement that affords us the opportunity to commercially exploit a certain proprietary, rubber-glass fusion coating technology/material through a combination of product manufacturing and global/worldwide distribution, marketing, and sales. Management believes this technology and the associated product lines strategically align with the markets into which we have already begun to establish relationship inroads in terms of distributors and resellers.

On September 14, 2016, and for a nominal cash investment of $1,000, the Company became the holder of what is currently an approximately 25% minority equity stake in a recently formed, closely-held, private limited liability company, Advanced Nanofibers LLC (“Advanced”). Advanced is a Florida based nanotechnology firm focused on fundamentally broadening the industrial utilization of nanofibers and nanoparticles globally throughout a diverse range of mass-market applications. It’s platform technological contributions and sustainable solutions center around (i) meaningfully proprietary, and expected-to-be revolutionary, industrially disruptive advances in the custom molecular bonding of nanofibers to application-specific nanoparticles such that the result in each case is an unparalleled, multifunctional ‘super’-composite exhibiting new and meaningfully superior physical, flexural, chemical and structural properties, (ii) ultra-cost-efficient production capabilities at scale, and (iii) the application of internally-developed breakthrough environmental safety advances throughout the handling and production process of its potentially hazardous materials. Its nanoparticle bonded nanofibers mark a new age in polymeric-based advanced composites. Based on their fundamental composition, Advanced is able to produce these materials in a virtually limitless array of industrial application-specific varieties, to be used either alone or in conjunction with other fibers and materials, making nanoparticle bonded nanofibers an ideal host for a variety of advanced composites. With the Company president and chief executive officer, Steven Malone, serving as a managing director of Advanced concurrently with his position within the Company, management is increasingly devoting its time, and increasingly allocating the Company’s human and financial resources, to the planning and operations of Advanced.

Since the acquisition of its interest in Advanced, an aggressive push has been underway towards the commencement of Advanced’s principal production operations, both in EcoSmart’s Lake Park, FL manufacturing facility, and in Greenville, SC, at a plant operated by Hitachi’s High Technologies Group. Through a developing, multi-party relationship with Hitachi, Advanced will be producing, and, independently, globally marketing, a broad array of enhanced, manufacture-ready, proprietary and customized industrial materials based on a blend of nanofibers and microfibers infused with application-specific nanoparticles. The inclusion within finished goods of these types of materials is expected by Company management to fundamentally reshape a variety of core, global industrial segments over time, including cement, plastics, textiles, filtration and insulation. Concurrent with its readying of production operations, and with a near-term focus on the U.S. domestic cement industry, Advanced has also recently begun aggressively pursuing sales opportunities in this multi-billion dollar vertical.

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

Results of Operations for Quarters Ending September 30, 2016 and September 30, 2015

Statements of Operations for the Nine Months Ended September 30,	2016	2015	Change
Net revenues	$269,434	$159,204	$110,230
Cost of sales	(83,385)	(53,227)	(30,158)
Gross profit	186,049	105,977	80,072
Sales, marketing and general and administrative expenses	(660,875)	(726,645)	65,770
Research and development	(149,358)	(205,555)	56,197
Total operating expenses	(810,233)	(932,200)	121,967
Loss from operations	(624,184)	(826,223)	202,039
Other expenses, net	(87,883)	(43,515)	(44,368)
Loss on conversion of note payable	(13,593)	—	(13,593)
Gain on debt settlement	—	200,000	(200,000)
Impairment loss of Findex legacy software segment	—	(1,433,465)	1,433,465
Loss before income taxes	(725,660)	(2,103,203)	1,377,543
Income tax (provision)	—	—	—
Net loss from operations	$(725,660)	$(2,103,203)	$1,377,543

Statements of Operations for the Three Months Ended September 30,	2016	2015	Change
Net revenues	$92,994	$77,330	$15,664
Cost of sales	(33,406)	(21,962)	(11,444)
Gross profit	59,588	55,368	4,220
Sales, marketing and general and administrative expenses	(213,517)	(236,909)	23,392
Research and development	(49,722)	(49,077)	(645)
Total operating expenses	(263,239)	(285,986)	22,747
Loss from operations	(203,651)	(230,618)	26,967
Other expenses, net	(30,774)	(16,489)	(14,285)
Loss on conversion of note payable	(13,593)	—	(13,593)
Impairment loss of Findex legacy software segment	—	(1,433,465)	1,433,465
Loss before income taxes	(248,018)	(1,680,572)	1,432,554
Income tax (provision)	—	—	—
Net loss from operations	$(248,018)	$(1,680,572)	$1,432,554

The differing results of operations are primarily attributable to the following for the three and nine months ended September 30, 2016:

▪	an increase in net revenues resulting from increasing sales of our products in each of our heavy construction, hardscape applications and commercial HVAC verticals;
▪	a decrease in our other general and administrative costs resulting from a deliberate campaign of broad-ranging cutbacks in expenses;
▪	a decrease in research and development related expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 during which we issued stock as compensation to three consultants for their advisory services in connection with our research and development, and certain business development, initiatives;
▪	an increase in interest expense due to the increase in medium-term notes issued as part of our capital-raising initiatives during the nine months ended September 30, 2016;
▪	an increase in loss upon conversion of a note during the nine months ended September, 30 2016 attributable to our having agreed with the holder to re-price downward the conversion feature the note had carried up until the date of conversion as an incentive to the holder to compel such conversion; and
▪	a decrease in gain on debt settlement for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 during which we realized an accounting gain in connection with a settlement agreement entered into with a current note holder.

Although there can be no assurance, in future periods, we anticipate our operations to expand, potentially at a much more rapid rate, due to our anticipated growth and expansion in certain vertical markets, including those associated with our minority interest in Advanced.

Revenues

Our net revenues increased approximately $110,000 from approximately $159,000 for the nine months ended September 30, 2015 to approximately $269,000 for the nine months ended September 30, 2016. In line with that achievement, our net revenues increased approximately $16,000 from approximately $77,000 for the three months ended September 30, 2015 to approximately $93,000 for the three months ended September 30, 2016. The increase in net revenues is mainly attributable to increasing sales of our products in each of our heavy construction, hardscape application and commercial HVAC verticals.

Cost of Sales

					Change
Cost of Sales for the Nine Months Ended September 30,	2016	% of Sales	2015	% of Sales	$
Direct costs	$58,634	22%	$29,738	19%	$28,896
Royalties	10,024	4%	16,157	10%	(6,133)
Freight-out	14,727	5%	7,332	5%	7,395
Cost of sales	$83,385	31%	$53,227	33%	$30,158

Cost of sales consists primarily of direct costs, royalties accrued to third party providers of intellectual property, and the costs associated with reproducing, packaging, and shipping our products. As a percentage of net revenues, our cost of sales decreased 2% from 33% for the nine months ended September 30, 2015 to 31% for the nine months ended September 30, 2016. The overall decrease in cost of sales as a percentage of net revenues for the nine months ended September 30, 2016 is attributable to the following:

▪	an increase in the percentage of direct costs due to our having had to rely from time to time on multiple raw materials suppliers at what were relatively high delivered prices in order to meet increasing customer demand for what would have otherwise been available to us from single-source suppliers at bulk-rate product and associated freight discounts;
▪	an increase in the percentage of direct costs resulting from our having ordered more raw materials in advance from our suppliers in anticipation of their projected limited availability in the near-term of such materials;
▪	an overall decrease in the percentage of accrued royalty obligations for the nine months ended September 30, 2016 due to a corresponding decrease in sales of products carrying a relatively high royalty obligation; and
▪	an increase in freight costs in real dollar terms resulting from an increase in both purchases of raw materials, on the one hand, and sales, on the other.

					Change
Cost of Sales for the Three Months Ended September 30,	2016	% to Sales	2015	% to Sales	$
Direct costs	$25,328	27%	$7,445	10%	$17,883
Royalties	3,580	4%	11,857	15%	(8,277)
Freight-out	4,498	5%	2,660	3%	1,838
Cost of sales	$33,406	36%	$21,962	28%	$11,444

Conversely, we saw an increase of 8% in our cost of sales as a percentage of net revenues from 28% for the three months ended September 30, 2015 to 36% for the three months ended September 30, 2016. The overall increase in cost of sales as a percentage of net revenues for the six months ended September 30, 2016 is attributable to the following:

▪	an increase in the percentage of direct costs due to our having had to rely from time to time on multiple raw materials suppliers at what were relatively high delivered prices in order to meet increasing customer demand for what would have otherwise been available to us from single-source suppliers at bulk-rate product and associated freight discounts;
▪	an increase in the percentage of direct costs resulting from our having purchased more raw materials in advance from our suppliers due to their projected limited availability of such materials in the near future;
▪	an increase in direct costs as we wrote off some raw materials that we determined to be obsolete due to age;
▪	an overall decrease in the percentage of accrued royalty obligations for the nine months ended September 30, 2016 due to a corresponding decrease in sales of products carrying a relatively high royalty obligation; and
▪	an increase in freight costs resulting from an increase in purchases of raw materials.

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

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Operations for Nine Months Ended September 30,	2016	% of Sales	2015	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$6,884	3%	$12,979	8%	$(6,095)	47%
Sales commissions	12,982	5%	2,972	2%	10,010	337%
Total sales and marketing	19,866	7%	15,951	10%	3,915	25%
Personnel costs	323,094	120%	345,645	217%	(22,551)	7%
Research and development	149,358	55%	205,555	129%	(56,197)	27%
Business development services	31,919	12%	80,500	51%	(48,581)	60%
Travel and entertainment costs	32,617	12%	36,546	23%	(3,929)	11%
Directors fees	36,000	13%	30,000	19%	6,000	20%
Other general and administrative costs	217,379	81%	218,003	137%	(624)	0%
Total general and administrative	790,367	293%	916,249	576%	(125,882)	14%
Total sales, marketing, general and administrative	$810,233	301%	$932,200	586%	$(121,967)	13%

					Change
Sales, General and Administrative Costs for Operations for Three Months Ended September 30,	2016	% of Sales	2015	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$775	1%	$10,237	13%	$(9,462)	92%
Sales commissions	5,373	6%	248	0%	5,125	2067%
Total sales and marketing	6,148	7%	10,485	14%	(4,337)	41%
Personnel costs	110,788	119%	109,246	141%	1,542	1%
Research and development	49,722	53%	49,077	63%	645	1%
Business development services	3,919	4%	20,000	26%	(16,081)	80%
Travel and entertainment costs	14,791	16%	11,913	15%	2,878	24%
Directors fees	12,000	13%	12,000	16%	—	0%
Other general and administrative costs	65,871	71%	73,265	95%	(7,394)	10%
Total general and administrative	257,091	276%	275,501	356%	(18,410)	7%
Total sales, marketing, general and administrative	$263,239	283%	$285,986	370%	$(22,747)	8%

Our research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs, such as those associated with facilities leasing and related overhead. For labor costs and costs of outside consultants, we record the research and development costs as a reduction against either personnel costs or contract services. For facilities leasing related expenses, we record the research and development costs as a reduction against rent. For the three and nine months ended September 30, 2016, we reclassified to research and development approximately $43,000 and $123,000, respectively from total personnel costs and approximately $3,000 and $21,000, respectively from rent. Comparatively, for the three and nine months ended September 30, 2015, we reclassified to research and development approximately $38,000 and $170,000, respectively from total personnel costs and approximately $8,000 and $24,000, respectively from rent.

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the three and nine months ended September 30, 2016:

▪	an overall increase in advertising and direct marketing resulting from an increase in our direct marketing efforts, our having attended and sponsored a booth at an industry trade show for the nine months ended September 30, 2016 and an increase in sales commissions in direct correlation to the increase in sales;
▪	a decrease in personnel costs as we streamlined our office administrative personnel;
▪	a decrease in research and development for the nine months ended September 30, 2016 as we relocated our research and development lab in Daytona Beach, Florida to our corporate office located in Lake Park, Florida which resulted in a decrease in related rent expenses as well as an overall decrease compared to the nine months ended September 30, 2015 during which we issued stock as compensation to three consultants for their advisory services in connection with our research and development, and certain business development, initiatives;
▪	a decrease in business development services;
▪	an overall decrease in travel and entertainment expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 during which we were represented at the 2015 International Coatings Show in Germany; and
▪	an increase in director’s fees as we increased the fee earned by our outside director serving on the audit committee.

For the immediate future, and although there can be no assurance, we would anticipate our sales, marketing, general and administrative costs to increase in the future in direct proportion to top line growth.

Loss on Conversion of Note Payable

During the nine months ended September 30, 2016, an investor holding a convertible note elected to convert such note, together with all then-accrued interest, totaling $10,456 into 2,613,963 shares of common stock. In connection with such election, we repriced the original conversion of $0.02 per share to $0.004 per share, which resulted in an accounting loss upon such conversion. As a result, we recognized a net loss of $13,593, and we have included it in the “Loss on conversion of note payable” line item on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016

Gain on Debt Settlement

For the nine months ended September 30, 2015, we recognized a gain on debt settlement in the amount of $200,000. This gain is a result of entering into a loan modification agreement with a shareholder that had held an outstanding convertible note agreement in the amount of $250,000 which, until modified, carried a conversion feature that had the accounting effect of increasing the derivative liability associated with the obligation from $250,000 to $500,000. The loan modification called for the original convertible note payable ($250,000), along with the conversion feature ($250,000), dated July 2014 to be cancelled. In addition, the loan modification called for a replacement note payable to be issued by us in the adjusted, aggregate principal amount of $300,000, but without any conversion feature. All other terms of the original note agreement carried over to the replacement note unchanged. As a result, we recognized a net gain of $200,000, and we have treated it as a gain from extinguishment of debt and included it in the “Gain on debt settlement” line item on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2015.

Income Taxes

For the nine months ended September 30, 2016 and 2015, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes raw materials procurement, production personnel, service applications personnel, the ongoing internal development of new products and expansion and upgrade of existing products, marketing and sales, and executive salaries and insurance benefit obligations. Cash generated through our current operations may not prove sufficient to sustain such operations, and our pursuit of an aggressive growth plan, as currently exists, will likely require funding from outside sources. Funding from outside sources may include but is not limited to the pursuit of other financing options such as commercial loans or public or private sales of securities, including common stock, preferred stock and/or convertible notes or debentures. The Company’s cash on hand as of September 30, 2016 is not sufficient to support our operations for the next twelve months.

Working Capital	September 30, 2016	December 31. 2015
Current assets	$373,917	$31,699
Current liabilities	$3,124,802	$2,149,954
Accumulated deficit	$6,178,134	$5,452,474

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no continuing assurance of it remaining manageable.

Cash Flows for Nine Months Ended September 30,	2016	2015		Change	%
Cash flows used in operating activities	$(473,823)		$(417,441)	$(56,382)	14%
Cash flows used in investing activities	$(11,335)	$	---	$(11,335)	0%
Cash flows provided by financing activities	$756,000		$417,500	$338,500	81%

Net cash used in operating activities for the nine months ended September 30, 2016 and 2015 consisted mainly of payments going out for personnel, inventory purchases, vendor payments and other operating expenses.

Net cash used in investing activities for the nine months ended June 30, 2016 was for the build-out of our new research lab within our corporate headquarters located in the Lake Park, Florida. This new research lab will replace the research lab located in Daytona Beach, Florida which was relocated in July 2016. In addition, we entered into an operating agreement on September 14, 2016 pursuant to which we became one of three members in a newly formed joint venture entity that required a cash investment of $1,000.

For the nine months ended September 30, 2016, cash provided by financing activities was mainly the result of proceeds from the issuances of convertible debt with related parties as well as a sale of shares of our common stock. Comparatively, cash provided by financing activities for the six months ended June 30, 2015 was the exclusive result of proceeds from the sale of shares of our common stock.

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

Discontinued Operations

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell the QuickVerse® product line to WORDsearch. On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which was transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced. As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse® product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, and the sale of the QuickVerse® product line to WORDsearch was complete. As a result, we have classified this asset as discontinued operations for the six months ended September 30, 2016.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q September 30, 2016, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2016, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Consideration	Footnotes
Common Stock Issuances
Issued in Exchange for Convertible Promissory Note
9/9/2016	Common Stock	Investor	2,613,963	$10,456	1

Issued for Compensation to Contractor
10/31/2016	Common Stock	Independent Consultant	71,808	$338	2

Convertible Promissory Notes/Debentures
9/21/2016	Convertible Promissory Note	Related Party	1	$55,500	3
9/21/2016	Convertible Promissory Note	Related Party	1	$20,500	4
9/21/2016	Convertible Promissory Note	Related Party	1	$349,329	5
9/21/2016	Convertible Promissory Note	Related Party	1	$134,604	6
9/21/2016	Convertible Promissory Note	Related Party	1	$49,000	7
9/21/2016	Convertible Promissory Note	Related Party	1	$25,700	8

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

(1) Issued on the conversion of a convertible note with a non-related Party investor. The note payable with interest totaled $10,456 at $0.004 per share.

(2) Issued as compensation for business development services. Consideration is valued at the closing price of the Company common stock on the relevant service day(s).

(3) This was a sale of a convertible promissory note payable to an outside director, who is also a shareholder, for accrued director's fees earned through September 15, 2016. The note is dated September 21, 2016 and is due on demand, plus interest at 10% APR. It is convertible at $0.007 per share of common stock which equals 7,928,571 shares.

(4) This was a sale of a convertible promissory note payable to an outside director, who is also a shareholder, for accrued director's fees earned through September 15, 2016. The note is dated September 21, 2016 and is due on demand, plus interest at 10% APR. It is convertible at $0.007 per share of common stock which equals 2,928,571 shares.

(5) This was a sale of a convertible promissory note payable to the Company's president and chief executive officer, who is also a shareholder, for previously accrued base salary through June 30, 2016. The note is dated September 21, 2016 and is due on demand, plus interest at 10% APR. It is convertible at $0.007 per share of common stock which equals 49,904,143 shares.

(6) This was a sale of a convertible promissory note payable to the Company's controller, who is also a shareholder, for previously accrued base salary through June 30, 2016. The note is dated September 21, 2016 and is due on demand, plus interest at 10% APR. It is convertible at $0.007 per share of common stock which equals 19,229,143 shares.

(7) This was a sale of a convertible promissory note payable to the Company's vice president of research and development, who is also a shareholder, for previously accrued wages. The note is dated September 21, 2016 and is due on demand, plus interest at 10% APR. It is convertible at $0.007 per share of common stock which equals 7,000,000 shares.

(8) This was a sale of a convertible promissory note payable to an independent contractor who was President of one of EcoSmart's divisions prior to the merger with EcoSmart, and a current shareholder of the Company, for past earnings. The note is dated September 21, 2016 and is due on demand, plus interest at 10% APR. It is convertible at $0.007 per share of common stock which equals 3,671,429 shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

For the period ended September 30, 2016, we are in default under a certain unsecured term note to a former shareholder in the total amount of approximately $47,000. The arrearage as of such date was $28,783, plus interest. In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest. In addition, we are in default under a certain unsecured term note to a current shareholder in the total amount of $300,000 plus interest. However, the shareholder has agreed to extend the note for an additional twelve months. In addition, we are in default under two convertible notes to an individual shareholder in the total amount of $33,000 plus interest. However, we made one payment in the amount of $10,000 in October 2016 which was applied to one of the convertible notes leaving a balance of $23,000 owed to the individual shareholder. Finally, we were in default under a note to a current shareholder in the total amount of $239,000 until, in October 2016, we negotiated a settlement and satisfaction of such note with the holder for $17,950.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2016, there were no reportable events under this Item 5.

ITem 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

No.	Description of Exhibit
2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

2.2	Agreement and Plan of Merger by and among Findex.com, Inc., EcoSmart Acquisition Corp. EcoSmart Surface & Coating Technologies, Inc., and The Renewable Corp. dated July 23, 2014, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 29, 2014.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

4.1	Certificate of Designation of FIND Series MX Convertible Preferred Stock dated June 30, 2014, incorporated by reference to Exhibit 4.1 on Form 8-K filed July 29, 2014.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10	Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28	Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2012.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Binding Letter of Intent between Findex.com, Inc. and the Renewable Corporation dated October 29, 2013, incorporated by reference to Exhibit 10.38 on Form 8-K filed on November 4, 2013.

10.39	Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

10.40	Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

10.45	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Bo Inge Hakan Gimvang dated March 3, 2015, incorporated by reference to Exhibit 10.45 on Form 10-K filed on April 15, 2015.

10.46	Loan Modification Agreement and Promissory Note dated March 2, 2015, incorporated by reference to Exhibit 10.46 on Form 10-K filed on April 15, 2015.

10.47	Business development consulting agreement by and among Findex.com, Inc. and J.N.B., LLC. dated November 10, 2015, incorporated by reference to Exhibit 10.47 on Form 10-Q filed on November 16, 2015.

10.48	Manufacturing and distribution joint venture agreement by and among Findex.com, Inc. and Nanotech Materials LLC dated August 17, 2016.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated November 21, 2016. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 21, 2016. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: November 21, 2016	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)

- 15 -