Form 10-K
period 2016-12-31
FINDEX COM INC
filed 2017-04-17
CIK 1089061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $2,120,000.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At April 17, 2017, the registrant had outstanding 504,905,633 shares of common stock, of which there is only a single class.

Table of Contents

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

ITEM 1. BUSINESS.

OVERVIEW

Findex.com, Inc. is headquartered in Lake Park, Florida with its base of business operations co-located in the same facility. The Company is currently comprised of EcoSmart and a consolidated variable interest entity, Advanced Nanofibers, LLC. EcoSmart has historically been the driver of both operating overhead and revenue. EcoSmart, was acquired by us in a merger in 2014 and centers around a proprietary line of specialty materials coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. Advanced Nanofibers, LLC is a variable interest entity. During the fourth quarter of 2016 management determined the Company was the primary beneficiary of Advanced, and consolidated those operations in accordance with U.S. GAAP. The Company currently owns a minority 23.88% interest in Advanced, which is a Florida-based, nano-technology firm founded in mid-2016 by the Company and two other technology firms. This collaborative joint venture is focused on globally broadening the industrial utilization of nanoparticle-enhanced nanofibers across a diverse range of mass-market industrial and consumer applications. Despite our lack of corporate control over Advanced Nanofibers, and its lack of revenue to date, it is a venture that our management has been and continues to be very actively involved in developing, and that is increasingly consuming a greater percentage of our financial and human resources, a trend management expects to continue into the foreseeable future.

Table of Contents	- 1 -

ECOSMART

Our core business is centered around a line of specialty industrial glass-based “smart surface” coatings that have a wide range of uses across each of the industrial, commercial, and household market segments and that are centered around a U.S. patented technology that, either on its own or when coupled with any of an array of available proprietary formula additives, offers a unique combination of beneficial surface properties that allow for a broad array of multi-surface and end-product applications. Among others, such applications include:

▪	Heavy Construction Equipment/Vehicles
▪	Oil and Gas Drilling and Related Heavy Equipment
▪	Industrial and Residential HVAC Equipment, Commercial Refrigeration Systems, and Power Generators
▪	Interior and Exterior Flooring and Tiling, Pavers and Hardscapes

Over time, EcoSmart intends to develop itself in the strategic direction of becoming a leading research-oriented high-tech specialty “smart-surface” materials development and licensing company centered around a highly-qualified research team and state-of-the-art research lab and applying a combination of organic and inorganic chemistries, materials science engineering, and nanotechnology. EcoSmart currently has expertise and capabilities in each of these areas.

Products

Broadly viewed, the surface is an integral aspect of virtually every physical object and often plays a fundamental role in many of the processes, beyond mere connectivity and structural support, that govern chemical and biological interactions involving the product. In some instances, the surface serves to protect the internal elements of the object that it surrounds; in others, it provides an entry point into those chemical or biological systems. In most, combinations of these attributes are present, and the potential variations are both vast in number and complex in structure.

Our specialty coatings business produces, markets, and distributes a line of effectively invisible glass-based specialty coatings – “smart surfaces” – that have a wide range of industrial, commercial, and household applications that add a competitive advantage to a given product or surface through a variety of protective and other features. Conventional coatings, which are bonded by mechanical means to whatever surface they are applied to, tend to fail, ultimately, in the bonding to the substrate, typically due to poor surface preparation or variation of temperature exposures. Uniquely, EcoSmart’s products consist of inorganic and organic combinatorial chemistry that causes them to bond chemically with the substrate, whether metal, cement-based, or organic (e.g. plastics). By utilizing covalent bonding that penetrates into the substrate and reacts directly with the free ion within, the otherwise resulting disbondment is avoided. The result is a much longer lasting and stronger coating, and, in turn, a longer life for the substrate that has been treated.

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

Table of Contents	- 2 -

Protective Benefits
Against Physical Surface Damage		Against Surface Appearance / Cosmetic Degradation
▪	Resistant to Abrasion / Scratching	▪	Resistant to Dust / Dirt / Grime
▪	Resistance to Corrosion	▪	Resistant to Staining
▪	Resistant to Oxidation	▪	Resistant to Color Fading
▪	Resistant to (Effects of) Weather / Elements	▪	Resistant to Fingerprints
▪	Resistant to (Effects of) UV	▪	Resistant to Marking / Graffiti
▪	Resistant to (Effects of) All But Most Extreme Alkaline or Acidic Chemicals	▪	Oleophobic (Oil-Repellent)
▪	Resistance to (Effects of) Acid Rain
▪	Resistance to (Effects of) Guano (excrement of birds, bats, seals, etc.)
▪	Resistance to Termite Infestation

Against Human Health Risks / Contagion		Against Human Physical / Safety Risks
▪	Resistant to Bacterial Growth / Germs (sometimes referred to as “Self-Sterilizing”)	▪	Slip-Resistant When Wet
▪	Resistant to Mold / Fungal Spore Growth
▪	Resistant to Small and Large Viruses

Maintenance-Reducing (So-Called “Self-Cleaning”) Benefits

▪	Hydrophobic (Water-Repellent)
▪	Oleophobic (Oil-Repellent)
▪	Resistant to Dust / Dirt / Grime
▪	Rinses Cleans with Only Water and/or Mild Detergent

Performance-Enhancing Benefits

▪	Improved Hydrodynamics / Drag Reduction / Fuel Efficiency
▪	Improved Aerodynamics / Drag Reduction / Fuel Efficiency
▪	Energy Efficiency

Cosmetically-Enhancing Benefits

▪	Enhanced Color Clarity
▪	Enhanced Gloss / Sheen
▪	Enhanced Reflection

Applications and Markets

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

Table of Contents	- 3 -

▪	Heavy Construction Equipment/Vehicles
▪	Oil and Gas Drilling and Related Heavy Equipment
▪	Marine Vessels and Fixtures/Infrastructure
▪	Industrial and Residential HVAC Equipment, Commercial Refrigeration Systems and Power Generators
▪	Interior and Exterior Flooring and Tiling, Pavers and Hardscapes
▪	Residential, Commercial, and Industrial Building/Construction
▪	Sewage and Highway Infrastructure, Bridges
▪	Solar Panels, Reflectors and Heliostats
▪	Wind Turbines
▪	Desalination and Potable Water Systems

To date, we have not commissioned or otherwise undertaken or obtained any comprehensive market study in respect of any one or more of the above-listed potential product applications. Our immediate- and near-term focus is on the following four, unrelated applications, each of which has been selected based on management’s combined assessment of (i) the relative size, age and projected growth trend of the subject market, (ii) experience, observational/anecdotal intelligence, and testing results previously obtained in relation to the application, (iii) the relative strength of the value proposition to prospective customers, (iv) the comparative time-to-market, (v) the comparative cost-to-market coupled with existing industry relationships and available resources, (vi) the relative geographic accessibility of the market, (vii) the seasonality of the market, if any, (viii) the relative barriers-to-entry within the market, (ix) the relative, projected length of the particular sales cycle, (x) the projected gross profit margins, (xi) both the presence within the subject market, together with the relative quality, of competitive products, and (xii) the relative size and strength of the individual competitors:

▪	Heavy Construction Equipment/Vehicles
▪	Oil and Gas Drilling and Related Heavy Equipment
▪	Industrial and Residential HVAC Equipment, Commercial Refrigeration Systems and Power Generators
▪	Interior and Exterior Flooring and Tiling, Pavers and Hardscapes

Heavy Construction Equipment/Vehicles.

This is the market segment application involving foundational heavy terrain construction equipment fleets and individual units. It comprises a wide range of vehicles including gators, bulldozers, excavators, dump trucks, cement mixers, and other, similar types of equipment. This is the market segment application surrounding a vast array of opportunities to sell certain of our coatings to prevent rust, oxidation, corrosion and abrasion breakdown in the heavy construction industry. We believe that our coatings could result in notably significant savings in maintenance costs as well as extended life for these types of equipment/vehicles used in these highly corrosive environments.

Table of Contents	- 4 -

Oil and Gas Drilling, Mining and Related Heavy Equipment.

This is the market segment application surrounding a vast array of opportunities to sell certain of our coatings to prevent rust, oxidation, corrosion and abrasion breakdown in the oil, gas and mining industries. We believe that our coatings could result in notably significant savings in maintenance costs as well as extended life for equipment, tools, and infrastructure used in these highly corrosive environments. In this market segment, our coatings could be used as protective pipe linings and as protective coating on storage tanks, micro-turbines, hydraulic systems, fleet vehicles, rail cars and shipping containers. According to recent industry reports, and with industrial coatings generally comprising more than approximately a third of the worldwide aggregate coatings market, the oil and gas segment is one viewed by us as holding the greatest growth potential. Based on the preliminary results of early-stage field and lab tests being conducted by prospective customers, and though there can be no assurance, management believes the effectiveness of its products for this purpose is already higher than many competing products, and that the market and demand for these products is potentially very significant. We are aggressively targeting this application based on a combination of all of the factors identified above, and, to date, we have been pursuing potential distribution opportunities through select industry operators.

Industrial and Residential HVAC Equipment, Commercial Refrigeration Systems, and Power Generators.

This is the market segment application consisting of coatings for HVAC and commercial refrigeration systems intended to serve as protection from corrosion, including in salt water, acid, alkaline and chemical environments, and from clogging by particles of mold, pollen, dust, and soot. Substantial testing in this area by a variety of industry participants has shown that there is a significant efficiency loss factor on HVAC units due to natural oxidation and the restricted airflow resulting from dirt build-up on the condenser coils. With a product that repels moisture and contaminants, offers increased operating/energy efficiency of 12-15% over the life of a subject condensing unit, and substantially reduced cleaning requirements generally, management believes a significant opportunity exists for the Company within this market. Accordingly, we have targeted this application based on a combination of all of the factors identified above and are currently in the process of pursuing a strategic marketing plan aimed at this segment.

Table of Contents	- 5 -

Interior and Exterior Flooring and Tiling, Pavers and Hardscapes.

This is the market segment defined by us to include applications involving surfaces consisting of pavers, poured and stamped concrete, natural stone, brick, and ceramic tile. It has been targeted based on a combination of all of the factors identified above, with a particular emphasis on (i) geographic accessibility to the regional market of South Florida, in which the Company maintains its executive offices and principal operations, and (ii) relative ease of installation. At a competitive price point, the Company’s products offer this market a high-grade, functional alternative to comparatively under-performing water-based hardscape sealants, and one with numerous unique, secondary benefits. The marketing and sales strategy being applied by us is a dual-pronged approach aimed at manufacturers of primary materials, on the one hand, and contractor installers, on the other. Our latest entrant into this market is a competitively priced, single-part application paver coating that features greater ease-of-use than many comparable and competing products.

In general, though not necessarily across all segments, we intend to pursue a strategic approach to identify market opportunities that rely on master distribution arrangements within individual product/application industry verticals. An emphasis is being made in the immediate-term on the establishment of such master distribution relationships with prospective sellers that already have in place an industrial customer-base with the greatest likelihood of benefitting from our product(s) and, ideally, without there being an appreciable lag-time in customer adoption of our product because of it effectively serving as an available upgrade to their existing offerings.

For purposes of development, competitive analysis, and prioritizing sales initiatives and resource deployment, we view our specialty coatings business in terms of numerous individual markets identified in each case by reference to the particular combination of our product, on the one hand, and targeted surface and application, on the other. While our complete line of individual specialty coatings products includes more than fifteen separate formulations, the following list identifies some of our largest selling products, by name, together with their respective primary targeted surfaces and application categories, as well certain information in each case relating to their unique benefits in relation to the target application.

Product Name:	ECT-1090 Metal Coating
Primary Targeted Surfaces:	Steel and other metal substrates
Primary Target Application Categories:	industrial equipment
Featured Properties For Target Application:	extreme protection against oxidation, microbial intrusion, chemical corrosion, and ultra violet degradation; friction across the coated surface decreases on average of 18-20%, resulting in an increased durability and longevity of the coated surface; demonstrates an increased flow rate of both liquid and gaseous substances across its surface versus a metal surface that is not coated, resulting, among other things, in making the coated surface very easy to keep clean

* * *

Table of Contents	- 6 -

Product Name:	ECT-1110 Interior Coating
Primary Targeted Surfaces:	indoor tile, masonry, paint, cement, plastics, fabric, flame-exposed, cryogenic
Primary Target Application Categories:	interior flooring and tiling
Featured Properties For Target Application:	hydrophobic (water-repellent) and oleophobic (oil-repellent); slip-resistant when wet; protective barrier at all temperatures resistant to abrasion/scratching, corrosion, oxidation, microbials, (effects of) weather/elements, UV, guano, acid rain, staining, color fading, mold/fungal spore growth

* * *

Product Name:	ECT-1390 HVAC Anti-Corrosion Energy Coating
Primary Targeted Surfaces:	all surfaces of condensing unit, including coils, copper lines, compressor and cabinet
Primary Target Application Categories:	HVAC, refrigeration condensing units, cooling towers, and other HVAC equipment
Featured Properties For Target Application:	“glassifying surface treatment”; condensing unit protection from corrosion, including in salt water, acid, alkaline and chemical environments; protection from clogging by particles of mold, pollen, dust, and soot; increased operating/energy efficiency of 12-15% over life of condensing unit; reduced cleaning requirements generally, and condensing units easily cleaned with only water and/or mild soap eliminating need for caustic coil cleaners; reduced maintenance for cooling towers and chiller barrels

* * *

Product Name:	ECT-1000 Universal Micro-Coating
Primary Targeted Surfaces:	glass, mirrors, fiberglass, paints, plastics, metals, fabrics, granites
Primary Target Application Categories:	automotive/motorcycle/marine interior and exteriors, countertops, sunglasses, surfboards, water and snow skis
Featured Properties For Target Application:	ultra-thin (50 millionths of an inch) gasified glass layer version of ECT-1000 that be easily applied directly by consumers and last for 6-8 months; hydrophobic (water-repellent) and oleophobic (oil-repellent); repels dirt and dust, including brake dust; exceptional clarity on glass and mirrors by filling in microscopic voids in the surface (tests conducted by the Ford Motor Company showed improvement in the “Distinction of Image” measurement (clarity of a glossy surface) of 10% on new, and 20% on old, automotive paint); protective barrier at all temperatures resistant to abrasion/scratching, corrosion, oxidation, microbials, (effects of) weather/elements, UV, guano, acid rain, acid damage from insects, staining, color fading, mold/fungal spore growth

* * *

Product Name:	ECT-1470 Hardscape Coating
Primary Targeted Surfaces:	pavers, concrete, roofing tile, ceramic tile, and other porous surfaces
Primary Target Application Categories:	floors, walls, decorative panels, swimming pools
Featured Properties For Target Application:	able to be applied in heavy coats; hydrophobic (water-repellent) and oleophobic (oil-repellent); slip-resistant when wet; protective barrier at all temperatures resistant to abrasion/scratching, corrosion, oxidation, microbials, (effects of) weather/elements, UV, guano, acid rain, staining, color fading, mold/fungal spore growth

Table of Contents	- 7 -

Certain of the Science Behind Our Technology

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

Hydrophobicity is a term largely unfamiliar to many outside scientific circles, but that describes a quality with which most everybody has a basic familiarity. Surfaces may be characterized as either hydrophilic or hydrophobic depending on whether or not they attract or repel water or other water-based liquids. Hydrophilic and hydrophobic surfaces are abundant in both nature as well as in synthetic materials, and they exist both organically and inorganically in terms of chemical composition. A hydrophilic surface can be wet and may adsorb water; a hydrophobic surface cannot and will not – it is compositionally incapable of becoming wet. An example of a hydrophilic surface encountered routinely in daily life are sponges, which, of course, readily soak up whatever water with which they come into contact, at least to the point of saturation. Hydrophobic materials and coatings, by contrast, prevent water from pooling on their surfaces. In scientific terms, hybrophobicity is caused by surfaces that disrupt the hydrogen bonding in water; so as to minimize the disruption in its molecular makeup, the water droplet pushes itself away from the surface to minimize its contact area, thus becoming very tightly bound. Hydrophobic materials are generally easy to identify because water forms into droplets upon contact with them after which they tend to roll around freely, like marbles on a flat Formica countertop, as occurs commonly on the freshly waxed exterior of a car or recently cleaned windshield with new wiper blades. The more hydrophobic the material (all the way up to and including so-called “superhydrophobic” surfaces), the stronger this effect, until the water effectively floats or skims across the surface with what amounts to very low friction. Naturally occurring hydrophobic surfaces include many species of plant leaves and flower petals, as well as many types of bird feathers and the outer body parts of a variety of insects; the lotus leaf is among the most hydrophobic of naturally occurring hydrophobic surfaces. Synthetic hydrophobic surfaces include such household-name brands as Scotchgard™ ™ treated fabric, Teflon®® coated metal, or Rain-X®® coated glass.

Oleophobicity is a property very comparable to hydrophobicity, but it relates to oil-repellancy, not water-repellancy. There are important technical differences, but, for practical and basic observational purposes, they are very similar.

In terms of chemistry, our platform smart surface, and the coating variations identified above for which it serves as a basis, are inorganic, formed as they are of chemically “grown” glass. The process by which they form upon application can be likened to the process, witnessed by many daily in science classrooms, labs, or at home with popular science kits, whereby quartz crystals are effectively “grown” in a solution. This is important because it results in the establishment of a uniquely firm chemical bond between the coating and the surface, far stronger than would exist through either a mechanical or light bonding (the traditional alternatives), fundamentally setting the coatings apart from most others. When coupled with the unusually thin layer they inhabit – approximately 50 millionths to 1-2 thousandths of an inch – the combination of properties leaves them notably flexible, permitting their use in connection with such items as fabrics, plastics, and pliable floor-boards, yet hard, durable, and resilient, particularly when refined with select additives.

Table of Contents	- 8 -

The additives used in our various coating formulations available to customers fall into three basic categories. In the first category are color tints, which, in recent years, have seen major technology advancements in terms of durability, variety and depth of color, reflectivity, and fade-resistance. We have available to us a wide range of the most advanced offerings in this regard. In the second category are additives intended to provide increased hardness and wear-resistance. Here, too, we have access to what we believe are some of the most superior materials available. In the third category are EPA-approved, “on-contact” mechanical microbial germ and virus (so-called) “quat” (industrial and commercial quaternary ammonium) killers. These additives work in such a way as to prohibit the mutation of microbials which can otherwise become resistant over time to chemical kill mechanisms such as antibiotics and are capable of fortifying any of our coatings with additional protection against bacteria and relatively large viruses/microbials, including, for example, Methicillin-resistant Staphylococcus Aureus (more commonly known as “MRSA), Clostridium difficile bacterial infection (more commonly known as “C-diff”), and Influenza A virus subtype H1N1 (more commonly known as “H1N1” or “Swine Flu”). By combining our coatings – which, based on their positive surface charge, already powerfully discourage the growth of many of the smaller, more common viruses which can exist between active elements of existing “on-contact” killers (such as the Norovirus, for example, a concern long plaguing the vacation cruise ship industry) – with a quat and certain other additives available to us, a unique, broader spectrum of microbial protection is afforded, un-matched, in the belief of the Company’s management, by any other product in anti-microbial effectiveness.

Long-Term Strategic Direction

Although there can be no assurance, over time, we intend to progress in the strategic direction of becoming a leading research-oriented high-tech specialty “smart-surface” materials development and licensing company centered around a highly qualified research team and state-of-the-art research lab and applying a combination of organic and inorganic chemistries, materials science engineering, and nanotechnology. We currently have developing expertise and capabilities in each of these areas.

Organic chemistry is a chemistry sub-discipline involving the scientific study of the structure, properties, and reactions of organic compounds and organic materials (i.e., matter in its various forms that contain carbon atoms). Inorganic chemistry, by contrast, refers to the chemistry sub-discipline aimed at understanding the synthesis and behavior of inorganic and organometallic compounds, generally focused on the silicon atom. Nanotechnology is the creation of functional materials, devices and systems through control of matter (atoms and molecules) on the nanometer length scale (1-500 nanometers), and exploitation of novel phenomena and properties (physical, chemical, biological, mechanical, electrical) at that length scale. Materials science engineering has as its focus, among others, the development of new products based on materials whose properties and behavior are controlled at the micrometer and nanometer scales, and through microfabrication technologies.

Manufacturing and Fulfillment

We currently conduct all manufacturing and fulfillment operations on our own at our facility in Lake Park, FL. Though output capacity is currently limited, we intend to expand in-house capacity in the near future, subject to our having available to us the requisite capital investment. The manufacturing process is comprised largely of combining and blending raw materials and chemicals, including additives, in each case consistent with our proprietary formulations, and bottling of final product into labeled, quart, gallon and larger containers. In general, on-hand inventory is kept to a minimum and built up based on forecasted near-term sales.

Table of Contents	- 9 -

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

In general, we maintain a consistent return policy relative to any products in relation to which there is either no associated installation or, if there is an installation involved, it is one in which we have no participation or for which we have any responsibility (as may be the case in relation to our paver application specialty coating products). The policy under such circumstances requires that the subject products be returned unopened within no more than 30 days of purchase, and that all shipping charges associated with the return be borne by the customer. For a period of up to five years from purchase, a warranty is extended in such cases to customers relative to both the chemical integrity (as represented upon sale) and the performance integrity of the coatings based on the specific characteristics of the subject product and application, and the corresponding representations made by the Company in relation thereto.

Our returns policies and product warranties are general policies and warranties and are subject to change in relation to any particular sale. Further, the general policies and warranties themselves are subject to change from time to time and are likely to evolve as our operations and revenues develop.

Significant Customers and Vendors

During the years ended December 31, 2016 and 2015, we generated a significant portion of our revenues from certain customers as follows:

	% of Total Revenues
Customer	2016	2015
Dekko Concrete	15.46%	4.23%
Infiniti Coatings, LLC.	14.80%	5.32%
Ready Mix USA, LLC.	13.38%	—

During the years ended December 31, 2016 and 2015, our significant product and chemical raw material purchases were as follows:

	% to Total Products
	2016	2015
Vendor A	54.73%	46.40%
Vendor B	10.05%	—
Vendor C	—	16.94%

We currently have no long-term written agreements with any of these vendors. The payment terms are generally net 30 days, and we are not substantially dependent upon any one or more of them; all are easily replaceable with any locally or nationally available supplier.

Table of Contents	- 10 -

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

Our EcoSmart R&D team consists of two full-time personnel and two part-time personnel.

We continue to protect our R&D investments and assets through pursuit of a comprehensive intellectual property strategy. See discussion under “Intellectual Property.”

Regulation

We are subject to an extensive array of stringent regulations arising under a broad range of U.S. federal, state, local and foreign environmental, health and safety laws relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other harmful materials. These regulations have potential implications for us in terms of our manufacturing operations, product handling and use by customers and agents, as well as installation processes. In this regard, we will likely have to expend substantial amounts to comply with such laws and regulations as well as establish and maintain an evolving set of policies to minimize and control our environmental discharge and emissions. Nevertheless, legislative, regulatory and economic uncertainties (including existing and potential laws and regulations pertaining to climate change) may make it difficult for us to project future spending for these purposes and, if there is an acceleration in new regulatory requirements, we may be required to expend substantial additional funds to remain in compliance.

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

Table of Contents	- 11 -

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

Intellectual Property

Patents and Licenses

The competitive environment in which we operate is largely driven by technology, proprietary or otherwise. In general, companies in this environment seek to develop competitive advantages – both offensive and defensive – through the obtaining and maintaining of relevant patents relating to their respective technological advancements. As a science and technology based company, we believe that securing intellectual property is an important part of protecting our research, and that, in particular, patent, as well as related trade secret – protection, is critical for the new specialty coatings technologies we develop, as well as any products and processes derived through them.

By way of assignment, we currently hold a United States patent relating to our smart surface specialty coatings technology:

Title	Awarded	Pending	Expiration
Method of Treating Surfaces For Self-Sterilization and Microbial Growth Resistance	X		2025

Over time, we intend to apply for additional patents relating to advancements we achieve through our research and development initiatives. There can be no assurance however, that any of the patents currently held, or any obtained in the future, will prove adequate to protect our technologies or that we will have sufficient financial and other resources to keep others from infringing the exclusive rights we possess in relation to our technologies. The fields in which we operate have been characterized by significant efforts by competitors to establish dominant or blocking patent rights to gain a competitive advantage, and by considerable differences of opinion as to the value and legal legitimacy of competitors’ purported patent rights and the technologies they actually utilize in their businesses.

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

Table of Contents	- 12 -

Trade Secrets

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

ADVANCED NANOFIBERS (VARIABLE INTEREST ENTITY)

Advanced Nanofibers LLC (“Advanced”) is a variable interest entity of which the Company owned a minority 24.875% interest at December 31, 2016. During the fourth quarter of 2016 management determined that the Company was the primary beneficiary based on qualitative and quantitative factors, and consolidated the entity in accordance with U.S. GAAP. Advanced is a Florida-based, nano-technology firm founded in September 2016 by the Company and two other technology firms as a collaborative joint venture focused on globally broadening the utilization of nanoparticle-enhanced nanofibers across a diverse range of mass-market industrial and consumer applications. Management believes the prospects for Advanced Nanofibers are extraordinary based on the following key factors that afford it a distinct competitive advantage:

▪	An industrial end-product that is significantly meaningfully to competitive products by virtue of a proprietary high-tech process;
▪	The ability to deliver that product at a fraction of the cost for which competitive product - meaningfully inferior in quality - is available; and
▪	The ability to produce and deliver that product – and to facilitate its use by those handling it - in a way that meaningfully lessens the health and safety risks ordinarily associated with the handling of both nanofibers and nanoparticles.

As of the date of this Annual Report on Form 10-K, Advanced Nanofibers is owned and controlled approximately 96% by its three founding entities, each of which are actively involved in its development. In addition to the Company, this includes Nanotech Fibers LLC, a recently organized, Florida-based, closely-held, private firm engaged in various strategic pursuits within and surrounding the nanotech and related materials industrial sector, and EnVont, LLC, a Florida-based, venture-stage developer and marketer of proprietary nanotechnology-based materials and coatings focused on protective thin films, smart coatings and multi-functional particles. Although it is still in a pre-revenue stage of development, our management team devotes a very significant percentage of time to the business of Advanced Nanofibers.

Technology

EcoSmart management views Advanced Nanofiber’s platform technological contributions as centering around:

▪	disruptive technological advances in the custom molecular bonding of nanofibers to application-specific nanoparticles
▪	cost-efficient production capabilities at scale, and
▪	materials characteristics that render them relatively safe by industry standards in terms of their production, handling and use.

Table of Contents	- 13 -

Nanofibers are generally recognized as any industrial fibers with diameters of less than 500 nanometers. They can be produced by melt processing, interfacial polymerization, electro-spinning, antisolvent-induced polymer precipitation and/or electrostatic spinning. In their raw form, they can be either polymer-based nanofibers, carbon-based nanofibers, or carbon nanotube composite nanofibers, each of which have different properties and qualities, and corresponding advantages and disadvantages. Advanced Nanofibers is strictly focused for the time being on product development involving polymer-based nanofibers.

Historically, the primary obstacles in significantly broadening the use of nanofibers (all types) throughout global industry have been the following:

▪	inadequacy of materials performance, resulting from a technological inability to successfully bond nanoparticles to the surface area of host nanofibers at sufficiently high ratios to achieve the performance objectives, principally attributable to the lack of an effective process for nanoparticle dispersion;
▪	high cost, due to the combination of ultra-high energy requirements for production, on the one hand, and transport challenges stemming from the finished product being extremely lightweight but voluminous, on the other; and
▪	environmental health and safety challenges stemming from the potentially hazardous particulates emitted into the air during the production, transport and handling of these materials.

Because of their relative strength-to-weight ratio, raw nanofibers can be very useful for many industrial purposes and products. The wide-scale benefits potentially derivable by their use, however, have not historically been significant enough to justify the associated expense, leaving adoption rates low. It has only been through the use of nanoparticle additive enhancements (e.g. silicone dioxide [SiO2], titanium dioxide [TiO2], among many others) that the value of the underlying benefits of using nanofibers has been viewed by observers across a wide industrial spectrum to rise to a level significant enough to fundamentally change the economics involved and support a compelling commercial value proposition. But principally due to the lack of an effective production process at the quantum level for dispersion of the nanoparticles throughout and among the fibers, even the use of nanoparticle additive enhancements in connection with nanofibers has never gained the level of industrial traction many have long been projecting. Such a process, if it existed, would ideally enable the successful bonding of a homogenuous mix of the nanoparticles to the surface area of host fibers at an average ratio sufficiently high to achieve most recognized industrial-level performance objective thresholds.

Advanced Nanofibers has developed a process that it believes provides a solution to each of the obstacles hindering the wide-scale incorporation of nanofibers in industrial and consumer products. What Advanced Nanofibers is doing is expected by both ourselves and the members of the Advanced Nanofibers senior management team to provide a technological catalyst for participants across the industrial spectrum to finally capitalize on the potential for nanofiber-based applications and the pent-up industrial demand for the substantially higher-quality goods that they make possible.

Table of Contents	- 14 -

The unique and compelling aspect of Advanced Nanotech’s proprietary technology is the capacity it enables to molecularly bond performance/application-specific nanoparticle reinforcements to raw nanofibers with an end-result that – owing to extremely high surface-to-weight ratio when compared to traditional fiber-based technologies – exhibits new and improved physical, flexural, chemical and structural properties. Meeting the long-standing, historic challenges in this area head on, the technology centers around a process that enables the much broader dispersibility of those nanoparticles throughout the nanofiber environment within which the bonding process itself occurs. This is accomplished through a hybridized nanofiber surface treatment process with dispersion properties believed by Advanced Nanofiber’s management to be superior to any previously utilized and which results in a homogeneous mix of the nanoparticles on the fibers themselves that is comparatively, and significantly, higher than any other that either we or the Advanced Nanofibers management team are aware.

Products

The nanoparticle-enhanced product that Advanced Nanofibers will be producing is expected by the firm’s management to bring a new dimension to polymeric-based advanced composites. Because of its base composition, it can be produced in a virtually limitless array of industrial application-specific varieties, to be used either alone or in conjunction with other fibers and materials, making it an ideal host for a variety of advanced and custom composites.

Although Advanced Nanofibers is expecting to produce only polymer-based nanoparticle-enhanced nanofibers in the near-term (inclusive, however, of a wide variety of polymers), to the best of our knowledge, application of the technology possessed by Advanced Nanofibers theoretically extends to both carbon and nanotube composite nanofibers as well.

Applications and Markets

We anticipate that our nanoparticle-bonded nanofibers have a very broad range of applications and will come to be utilized across and throughout many large global markets, including cement, building materials, textiles, thermoplastics, steel, medical, energy and a wide range of insulation and filtration applications.

Initially and currently, Advanced Nanofibers is focused on the global cement industry, a space within which we offer a commercially scalable and economically viable technology platform that intelligently marries innovation and sustainability. In this opportunity-rich domain, we are uniquely able to deliver value-added solutions by reducing emissions, cement content, and minimizing carbon footprint. Nanoparticles, such as silicone dioxide [SiO2] and titanium dioxide [TiO2], have been found to be a very effective additive for achieving high-performance and self-compacting concrete with improved workability and strength. The non-silica addition makes the concrete mixes more cohesive, reducing bleeding and segregation. It also increases density, reduces porosity and improves the bond between cement matrix and aggregates. This produces concrete that shows higher compressive and flexural strength. The addition of nanoparticles results in denser and improved microstructure making concrete more durable and resistant to environmental degradation.

Table of Contents	- 15 -

In recent tests conducted by a highly regarded ASTM testing firm serving the U.S. cement industry, Advanced Nanofibers received certain very positive performance data relating to its nanofiber/particle-enhanced concrete.

As the following statistical data highlight, the global cement opportunity reflects one of the largest product markets of any kind:

▪	Approximately a USD$394 billion market worldwide in 2016, up from approximately USD$237 billion in 2011, representing an increase of roughly 40% over the past 5 years.
▪	According to the Portland Cement Association (PCA), a widely recognized industry group, global cement consumption is expected to have grown 3.7 percent in 2016, and progress at a roughly 4 percent rate during each of 2017 and 2018. At approximately 4.3 billion metric tons in 2014, such consumption shall have exceeded the 5 billion metric ton threshold by 2018.

Advanced Nanofibers is currently in the process of introducing to the market its proprietary NanoAdmix™, an advanced one-component admixture consisting of a blend of nanofibers, nanoparticles and/or admixtures for high-performance cementitious composites and coatings.

Manufacturing/Production

Historically, the high per-unit costs of delivered product have severely dampened the rate at which nanofibers have been used on a wide scale in industrial and consumer products, both domestically throughout the U.S., and globally. This high cost has been attributable to the combination of the high energy requirements for production, on the one hand, and the transport economics stemming from the finished product being, at once, extremely lightweight yet highly voluminous, on the other.

The raw nanofibers Advanced Nanofibers is expected to soon be utilizing as a base in the manufacturing of its bonded nanofibers are expected by us to be the highest-grade polymer nanofibers available. What sets Advanced Nanofibers apart at this level is the notably low price-point at which it is expected to be producing this base product – relying on state-of-the-art, super-high-speed melt-blowing machines in relation to which it holds certain partially exclusive supply rights through a contract manufacturer, - which is expected to be approximately 10-20% of what it otherwise costs to produce.

After a several month period of planning, an aggressive push is now underway towards the start of production at a facility in Greenville, South Carolina. While unforeseen events in equipment transport, installation and testing may result in delays, production is currently expected to commence during the latter half of Q2 2017.

With regard to the challenges surrounding product transport economics, Advanced Nanofibers believes that its proprietary manufacturing process is one through which nanofiber can be condensed up to roughly 80% from its original (cotton candy-like) agglomerated form, significantly ameliorating the otherwise existing shipping cost burden.

Table of Contents	- 16 -

Historically, the handling of nanofibers and nanoparticles has posed significant health and safety challenges stemming from the potentially hazardous particulates emitted into the air during the production, transport, and use of these materials, and this, too, has been yet another contributing factor in the anemic growth in the wide-scale industrial use of nanoparticle-enhanced nanofibers. This is because the processes applied to working with the nanoparticles have not included anything to effectively contain them from becoming loose, airborne particulates that can get into the eyes and lungs, and onto the skin, of those handling or being around the materials. Because our proprietary bonding process involves the infusing of the nanoparticles to the nanofibers, which, based on other proprietary and applied methodologies, have been chopped and processed in a manner that still leaves them partially agglomerated, the otherwise potentially harmful nanoparticles are constrained and thus unable to become loose, airborne particulates that can get into the eyes and lungs, and onto the skin, of those handling or being around the materials.

CORPORATE INFORMATION

Corporate Formation, Legacy, History & Subsidiaries

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

Table of Contents	- 17 -

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

The Company became the holder of its minority equity stake in Advanced Nanofibers in mid-September, 2016. Through two private holding entities owned jointly with our general counsel, Michael Membrado, and exclusive of indirect interests held through ownership of Company common stock (disclosed elsewhere in this Annual Report on Form 10-K), our president and chief executive officer, Steven Malone, currently holds a combined approximate 10% equity interest in Advanced Nanofibers, primarily through an ownership interest in Nanotech Fibers.

Employees

As of March 31, 2017, we had eight full-time and two part-time employees/contractors. One full-time employee/contractor is part of the senior-level executive team, two full-time employees/contractors and two part-time employee/contractor are part of the product research and development and business development team, two full-time employee/contractor is part of the marketing, customer service and sales team, one full-time employee/contractor is part of the internal general counsel team, one full-time employee/contractor is part of the manufacturing team, and one full-time employee/contractor is part of the financial management and administration team.

We rely heavily on our current officers and directors in operating the business. We are not subject to any collective bargaining agreements and believe that our relationships with our employees/contractors are good.

Table of Contents	- 18 -

Principal Executive Offices and Contact Information

Our executive offices are located at 1313 South Killian Drive, Lake Park, FL 33403, and our main telephone number at that address is 561-328-6488. The Internet address for our website is http://www.ecosmartsurfaces.com. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K and should not be relied on by investors for the accuracy of the information set forth therein.

ITEM 1A. RISK FACTORS.

Several of the matters discussed in this annual report on Form 10-K for the fiscal year ended December 31, 2016 contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this annual report, readers should carefully consider the following cautionary statements and risk factors.

An investment in our securities is speculative and involves a high degree of risk.

Company Liquidity and Related Risks

If we are required to repay our outstanding debt as and when required, we may not be able to without either depleting our working capital or raising additional funds, and any failure on our part to repay such debt could result in legal action against us, which could require the sale of material assets, including our smart surface patent.

As of December 31, 2016, and in addition to $244,278 in trade and related accounts payables, we owed an aggregate of $2,185,916 in principal face amount of combined notes payable and notes payable, related parties. In accordance with the respective terms of these notes, $300,000 is required to be serviced with quarterly interest payments (calculated on the basis of a 10% annual percentage rate) and have been overdue and payable since August 1, 2015, and $1,032,133 is payable by us upon demand by the holders of the notes (i.e. our creditors). The extent of this debt, when coupled with our limited revenue production during recent reporting periods, presents a situation in which our ability to service that debt is in serious question. The Company recognized revenue of $319,676 for the period ended December 31, 2016 and our ongoing operating costs and capital investment requirements, has us under financial pressures that materially threaten our near-term viability and sustainability. In the event that we are required to repay some or all of these notes and/or other payables in the near-term (and potentially beyond), in whole or substantial part, the funds available to us for this purpose would have to come from either working capital or funds on hand in excess of working capital at that time. No assurance can be provided, however, that any such required funds would be available to us for this purpose, and, historically, we have never had any such surplus funds. If funds are not available to us for this purpose, we would likely need to undertake a financing transaction of some kind. No assurance can be provided, however, that we would be able to complete any such financing between the date hereof and the date by which we would be required to satisfy our obligations, or that, if we are able, that it would be on the basis of terms that are not unfavorable to us. Among other reasons, this is true because investors in early-stage technology companies such as ours generally look unfavorably on the allocation of funds invested by them towards the repayment of debt to third parties as opposed to growing the business. In the event that we are required to repay some or all of the outstanding principal or interest, in whole or in part, and we have insufficient funds to meet and satisfy the obligation, legal action is likely to be taken against us, which could lead to our having to sell some or all of our material assets, including our smart surface technology patent, or potentially even to our having to liquidate the Company.

Table of Contents	- 19 -

We are operating at a substantial working capital deficit and our liquidity and capital resources are very limited.

For the year ended December 31, 2016, we generated $319,676 in total revenue while incurring $1,097,880 in combined sales, marketing, general and administrative expenses. This represents a substantial working capital deficit that is severely constraining our ability to operate, both near-term and long-term and our ability to meet our obligations as they become due. Our ability to fund working capital, as well as anticipated capital expenditures, will depend on both our ability to raise much-needed capital and our future performance, which is subject to general economic conditions, our customers, actions of our competitors and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon (i) the extent and availability of bank and other credit facilities, (ii) our ability to access external sources of financing, and (iii) our ability to effectively manage our expenses in relation to revenues. The Company’s cash on hand as of December 31, 2016 was insufficient to support our operations for the next twelve months. Therefore, it is likely to become necessary for us to raise additional capital to support growth and/or otherwise finance potential acquisitions. Furthermore, there can be no assurance that our operations or access to external sources of financing will continue to provide resources sufficient to satisfy our liabilities arising in the ordinary course of business, and while it may be possible to borrow funds as required, any such additional capital is likely to require that we sell and issue additional equity and/or convertible securities, including shares issuable upon exercise of currently outstanding warrants, any of which issuances would have a dilutive effect on holdings of existing shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in this Annual Report on Form 10-K.

There is uncertainty as to our ability to continue as a going concern.

Our audited financial statements for the period ending December 31, 2016, including the footnotes thereto, call into question our ability to continue as a going concern. This conclusion was drawn from the fact that, as of the date of those financial statements, we had a negative current ratio and total liabilities in excess of total assets. Those factors, combined with the Company’s operating deficits, have resulted in uncertainty regarding our ability to continue as a going concern. See Note 2 in the Notes to the Consolidated Financial Statements for the year ended December 31, 2016 included in this Annual Report on Form 10-K.

We owe an aggregate amount of $66,581 to various third parties which, under state escheat laws, could subject us to substantial additional liabilities for penalties and interest.

We are carrying certain liabilities on our balance sheet in the aggregate amount of $62,253 for trade payables and royalties payable in connection with services and content licenses associated with certain of our former software titles extending back up to fourteen years but in relation to which we have been unable to locate the parties to whom we owe such trade payables and royalties and no effort to collect such obligations by such parties or any successors-in-interest have been made. We are additionally carrying certain liabilities on our balance sheet in the aggregate amount of $4,328 for amounts payable to customers for product return refunds extending back up to eight years many of whom we expect, without actually knowing at this point one way or the other, to similarly be unable to locate and in connection with which no effort to date to collect such obligations has been made. Under the escheat laws of the various states in which these creditors were last known to have an address based on our records, we are or may be required to pay to such states the aggregate amounts owed for these obligations – in both categories – even though we cannot locate the actual parties to whom they are owed. Moreover, we are likely to be additionally liable for substantial penalties, both individually and in the aggregate, for not having previously reported such obligations and paid such amounts to such various states, which reporting obligations and associated penalties for non-compliance vary significantly among states, as well as interest for amounts deemed past due. It is likely that these additional liabilities, neither the individual nor collective extent of which are known at this time and as such have not been accrued, will be material in the aggregate and have a material adverse effect on our financial condition and our results of operations, including our liquidity.

Depending on how quickly we can generate a sufficient level of sales, if at all, we will likely require additional funding, potentially substantial, and any failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and adversely affect our business.

At December 31, 2016, we had $108,035 in cash and cash equivalents. Given ongoing cash constraints, we currently need to raise substantial additional capital, through either equity, debt and/or hybrid (combination equity and debt) financing. Specifically, an infusion of cash is now necessary for the following:

Table of Contents	- 20 -

▪	insuring the integrity of, and/or continuing to develop, our technologies, products, and related systems;
▪	commercially exploiting our technologies, products, and related systems;
▪	aggressively preparing, filing, prosecuting, maintaining and enforcing potential patent and/or other intellectual property claims;
▪	establishing manufacturing capabilities for commercial quantities of our products;
▪	fully developing and exploiting sales, marketing, and distribution channels for our products;
▪	maintaining and meeting our general and administrative expenses at required levels, including the hiring and training of personnel, and the securing of outside technical and other consultants;
▪	developing and expanding our operations and business infrastructure;
▪	responding to competitive pressures;
▪	making strategic acquisitions of complementary technologies and/or product lines; or
▪	meeting unanticipated capital requirements.

There can be no assurance that any such financing, be it through strategic collaborations, public or private equity financings or other financing sources, will be available to us as and when required, either on acceptable terms or at all. To the extent that financing is only available through the sale of equity or convertible securities, or that a determination is made by management that the sale of equity or convertible securities is otherwise in our best interests, any such financing could and likely would result in significant dilution to our existing stockholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or product lines, or be unable to adequately protect our intellectual property or other competitive advantages, any of which could have a material adverse effect on our financial condition or business prospects.

Our accumulated deficit makes it harder for us to borrow funds.

As of December 31, 2016, and as a result of historical losses both during the year ended December 31, 2016 and prior years, our accumulated deficit was $6,438,653. The fact that we maintain an accumulated deficit, as well as the extent of our accumulated deficit relative to recent earnings, negatively affects our ability to borrow funds because lenders – and particularly commercial and other market rate lenders – generally view an accumulated deficit as a negative factor in evaluating creditworthiness, and ours is roughly 20 times our total 2016 revenues. Any inability on our part to borrow funds if and when required, or any reduction in the favorability of the terms upon which we are able to borrow funds if and when required, including amount, applicable interest rate and collateralization, would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in this Annual Report on Form 10-K.

Risks Associated with Our Business and Industry

Our coatings business is early-stage with highly speculative prospects.

Although we have certain operations and revenues, our coatings business has been slow to develop and, taken as a whole, remains an early-stage enterprise insofar as (i) our management expects to devote a very substantial percentage of our efforts and resources to commercializing our coatings and materials technologies, products, and related systems, and (ii) our planned principal operations associated with our coatings business are only still ramping up. Accordingly, our primary business segment remains one characterized by largely unproven, relatively new-to-the-market technologies and related systems, and subject to some or all of the attendant risks and uncertainties associated with early-stage technology companies more generally, including without limitation:

▪	failures in technologies and systems performance and reliability;
▪	unanticipated costs in getting technologies and systems commercialized;
▪	high costs of ongoing research and development;
▪	technologies and systems obsolescence;
▪	business model non-feasibility;
▪	inability to manufacture or obtain from third-party manufacturers sufficient quantities of product at an acceptable quality level and at an acceptable cost to meet market demand;
▪	inability to establish potential markets;
▪	unanticipated costs in establishing potential markets;
▪	inability to adequately protect intellectual property;
▪	potential infringement on the intellectual property rights of others;
▪	intense market competition from other technologies and systems;
▪	competition for employee talent; and
▪	inability to manage rapid growth.

Table of Contents	- 21 -

The market for industrial and consumer coatings products is highly competitive.

Product performance, technology, cost-effectiveness, quality and technical and customer service are major competitive factors in the industrial coatings business. We are aware of only several other products possessing the same combination of physical properties, and that, on the whole, offer a similar array of benefits as our proprietary line of specialty smart surface coatings. There can be no assurance, however, that there are not products under development by others, or already in existence and in the early stages of market introduction, of which our management is not yet aware. The market for industrial and product performance coatings is extremely large, broad in scope, and consists of many different segments and sub-segments, each of which involves a range of product applications, and each of which is also increasingly characterized by rapidly evolving technology. Precisely because of the wide array of beneficial properties they possess, and notwithstanding the U.S. patent held by us on our platform smart surface technology, the specialty coatings produced and distributed by us should be viewed as competing with other coatings products across a wide variety of the various existing market segments and sub-segments. Hydrophobic and antimicrobial coatings, for example, are each segments in which numerous companies are aggressively competing with one another worldwide, both in terms of technology and market share, but that, combined, represent only a minor portion of the aggregate competition that we should be viewed as meaningfully confronting in relation to our coatings business.

The competition faced by us in relation to our proprietary line of specialty smart surface coatings includes both public and private organizations and collaborations among academic institutions and large companies, both domestic and foreign, most of which have significantly greater experience and financial resources than us. Management expects that our most significant competitors in our coatings business will tend to be larger, more established companies, including many major multinational corporations such as Akzo Nobel N.V., PPG Industries, Inc., Axalta Coating Systems, BASF Corporation, and Valspar Corporation. In general, these companies are all developing products that, at some level or in one or more ways, compete with our own and, in addition to many existing issued and pending patents, they have significantly greater capital and other resources available to them for research and development, testing, seeking and obtaining any required regulatory approvals, marketing and distribution. In addition, many smaller coatings and related nanotechnology and materials companies have formed strategic alliances or collaborative arrangements, partnerships, and other types of joint ventures with larger, well-established industry competitors that afford these companies’ potential research and development and commercialization advantages, and may be aided in becoming significant competitors through rapid evolution of new technologies. Academic institutions, governmental agencies, and other public and private dedicated research organizations, moreover, are also financing and conducting research and development activities that could result in the introduction of products directly competitive to those of ours.

Our coatings business is based on a technology with only limited testing, independent verification, and commercial history.

Although certain limited testing results conducted by independent laboratories and prospective customers in relation to some of the potential applications for our specialty smart surface coatings technology have provided positive indications of its reliably yielding performance results consistent with internal management expectations, to date, such technologies have not been extensively tested or independently evaluated and assessed in a comprehensive way, and have only recently developed any meaningful commercial history. Although we have no reason to suspect that the technologies will not ultimately meet reliability, efficiency, or other performance targets, and that their efficacy will exceed minimally acceptable qualitative standards given benchmark economic objectives, there can be no assurance of this result. If our specialty smart surface coatings technology fails to consistently perform at levels that enable cost-effective solutions for customers, or fails to do so without undesirable environmental consequences, or we are unable to effectively manage the implementation of the technology despite its otherwise satisfactory performance capabilities, it would likely have a material adverse effect on our financial condition and prospects.

Table of Contents	- 22 -

Our coatings products may not be accepted in the marketplace.

The degree of market acceptance of our coatings products will depend on many factors. We cannot predict or guarantee the degree to which targeted customers will accept or utilize some or even any of these products. Failure to achieve market acceptance would limit our ability to generate revenue and would have a material adverse effect on our business. In addition, if any of our products achieve market acceptance, we may not be able to maintain that market acceptance over time if competing products or technologies are introduced that are received more favorably or are more cost-effective.

New products markets take time to develop and many of the applications markets for our smart surface specialty coatings should be viewed as separate, new market opportunities that will only ever be cultivated over time.

Commercialization of new technology products often has a very long lead-time and a multiplicity of risks. The confluence of materials engineering and nanotechnology is in its very early stages and acceptance and demand for products in this developing area can often be a long, evolutionary process. In general, new products markets – even those surrounding innovative, revolutionary, and so-called ‘break-through’ or ‘game-changing’ technologies – develop gradually over time; despite advancements offering meaningful benefits, they tend to be resistant to change and slow to adapt, evolve, and keep pace with the rate of those advancements. Many of the applications markets potentially served by our smart surface specialty coatings are new – either brand new or recently emerging – and should thus be viewed as likely to take significant time to develop and cultivate. Moreover, each should be viewed individually, separate and distinct from all others in terms of development-life. If one or more of these applications markets takes longer to develop and cultivate than we expect, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, outcomes which, in turn, are likely to lead to a downward adjustment in our publicly quoted stock price.

We may make strategic determinations to allocate capital towards the pursuit of particular applications markets that turn out to be less receptive to our products, or more difficult to penetrate, than expected.

We perceive our smart surface technology as having a wide array of potential product applications, spanning across numerous industrial, consumer, and household segments. As we grow our coatings business, we will thus be faced with the challenges – as we are currently – of having to select certain of these potential product applications markets over others for purposes of focusing our human and financial resources because those resources are necessarily limited and would be less apt to bring about meaningfully positive results if allocated across too many separate market initiatives concurrently. The considerations involved in making these determinations are complex and involve many factors, including the following:

▪	the relative size, age and projected growth trend of the subject market;
▪	experience, observational/anecdotal intelligence, and lab and field testing results previously obtained in relation to the application;
▪	the relative strength of the value proposition to prospective customers;
▪	the comparative time-to-market;
▪	the comparative cost-to-market coupled with existing, internal, industry relationships and available resources;
▪	the relative geographic accessibility of the market;
▪	the seasonality of the market, if any;
▪	the relative barriers-to-entry within the market;
▪	the relative, projected length of the particular sales cycle;
▪	the projected gross profit margins;
▪	both the presence within the subject market, together with the relative quality, of competitive products; and
▪	the relative size and strength of the individual competitors.

Table of Contents	- 23 -

While management will exercise its best judgment in making these determinations, there can be no assurance that the determinations it makes in this regard will turn out to have been the most productive or otherwise best ones for us all things considered. Some of the potential applications markets will inevitably be more receptive to our products than others due to the inherent vagaries of product markets generally, and it may turn out that strategic determinations we make along the way to forego the pursuit of certain applications markets in the immediate- and near-term – in favor of pursuing others that our management expects to be comparatively more promising or susceptible to penetration by us in that timeframe – are proven incorrect. If this should occur, it would be an indication that, despite our intentions and prudence in assessing future demand, we had not allocated our capital as effectively as we might have otherwise, and this could have a material adverse effect on our returns on capital and/or be reflected in a downward adjustment in our publicly quoted stock price.

For strategic reasons, we may pursue more applications markets for our smart surface specialty coatings products in the near-term and concurrently than we can most effectively penetrate given our available resources.

As noted in the risk factor immediately above, given the notably wide array of industrial and consumer products that we perceive our smart surface specialty coatings technology as potentially benefitting, we are faced with important decisions as to which of these applications markets to pursue in each of the immediate-, near- and long-term. As also noted in the risk factor immediately above, the considerations involved in making these determinations are complex and involve many factors. While management seeks to exercise sound judgment in making these determinations, there can be no assurance that, in hindsight, the determinations it makes in this regard will turn out to have been the most productive or otherwise best ones for us. For purposes of achieving a degree of so-called ‘first-mover advantage,’ for example, we may pursue some markets in the immediate- or near-term that we might otherwise wait to pursue until sometime in the future when we are better equipped to do so effectively. Further, some applications markets may be targeted by management to be pursued in the immediate- or near-term because of their perceived likelihood, whether accurate or inaccurate, to generate revenues sooner than others, even though such others are expected to be larger in the aggregate and/or to offer higher gross margin opportunities. If the strategic determinations that management makes in this regard prove after the fact not to have been the most productive or otherwise best ones for the Company, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, outcomes which, in turn, are likely to lead to a downward adjustment in our publicly quoted stock price.

Our smart surface technology may turn out to be less effective for one or more applications than we expect.

Our current view of the potential applications markets for our smart surface specialty coatings is intentionally broad and far-reaching, spanning numerous potential industrial, consumer, and household segments in relation to which we believe our technology may provide a range of meaningful benefits. To date, however, we have not commissioned or otherwise undertaken or obtained any comprehensive market study in respect of any one or more of these applications markets. Whether before or after we undertake any such market study, it may turn out to be the case that our coatings are not as effective for any one or more of these applications as we have preliminarily concluded and pursued accordingly, and we may make a subsequent determination at some point to abandon any continued pursuit of the corresponding market or markets for this reason. If this should occur, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, outcomes which, in turn, are likely to lead to a downward adjustment in our publicly quoted stock price.

It is conceivable that the coatings products of others – including those having fewer attributes than ours that could reasonably be expected to make them attractive to manufacturers and customers – will be adopted more broadly than ours within one or more applications markets.

The applications markets that we are targeting for our smart surface specialty coatings are perceived by management to present substantial, attractive economic opportunities for us because of the unique array of benefits the coatings are expected to be able to provide. With many different companies in the industrial coatings market all vying for market share, ranging from small and specialized, on the one hand, to large and diversified, on the other, and each selling products with coatings that offer many of the same benefits as ours, however, there can be no assurance that the coatings products marketed by others will not become the preferred choice among manufacturers of end products and/or customers over time with respect to any one or more individual applications markets category. For many different reasons the particular combination of which is not consistent in each case, category leaders are not always necessarily the most effective products in a given market segment. Well-established brand recognition, industry ‘marketing muscle,’ and credibility, for example, and especially when coupled with relative financial strength, can often be more important than technological superiority in a head-to-head market competition. If it turns out that one or more other companies are able to achieve a dominant market position in any one or more applications markets potentially served by our smart surface specialty coatings, and whether on the basis of broad market strength or otherwise, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, outcomes which, in turn, are likely to lead to a downward adjustment in our publicly quoted stock price.

Table of Contents	- 24 -

Either individually or collectively, and without infringing on our smart surface patent or other proprietary rights, one or more technologies owned by others may be able to effect the same or similar results as our own.

We believe that our smart surface proprietary technology affords us a competitive advantage in a wide variety of product applications markets that we are either currently pursuing or intend to fully evaluate as potential targets in the future. There can be no assurance, however, that other technologies, whether existing or developed in the future, and whether individually or combined with others, will not be able to effect the same or similar results as our own, thereby potentially neutralizing whatever unique market advantage we had theretofore believed we possessed. This could potentially occur, moreover, without any infringement on the part of others as it relates to our smart surface technology patent or our other, related proprietary intellectual property rights. It is not at all uncommon for meaningfully different technologies – each protectable in their own right – to produce the same or a very similar result, albeit through an alternate means. If any such other technologies are determined to exist, or are developed in the future, that effect the same or a similar result as our own, and particularly if they can do so at a reduced cost, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, outcomes which, in turn, are likely to lead to a downward adjustment in our publicly quoted stock price.

Our smart surface coatings technology is, or will become, a component within end-products marketed and sold by others for the most part, and the success of our coatings products is, accordingly, dependent on the success of such end-products.

The need for effective solutions-based coatings such as those featuring our smart surface technology will depend upon industrial and commercial needs going forward and the related demand for such products as components. The success of our smart surface specialty coatings products will thus depend largely upon the continuing need for the end-user products into which they become incorporated, and the market demand this engenders. If a significant percentage of the products into which our smart surface specialty coatings products are incorporated are not embraced by end-users, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, outcomes which, in turn, are likely to lead to a downward adjustment in our publicly quoted stock price.

We depend on strategic relationships with commercial and industrial collaborators to help us develop and test our products, and our ability to develop and commercialize products may be impaired or delayed if collaborations are unsuccessful.

Our strategy for the development, testing and commercialization of our proposed products requires that we enter into collaborations with actual and potential corporate partners, licensors, licensees and others. Wherever possible, and in order to benefit from their resources and abilities, we are seeking collaborators in this regard with established lines of business and greater financial resources than our own. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities as well as the continued cooperation and interest. Under agreements with collaborators, we may rely significantly on such collaborators to, among other things, (i) fund research, development and testing activities either with or for us, and (ii) market with us any commercial products that result from our collaborations. There can be no assurance, however, that collaborators will cooperate with us or perform their obligations under agreements reached with them, even where such matters are provided for within such agreements. Moreover, we cannot control the amount and timing of our collaborators’ resources that will be devoted to our research, development and testing activities related to our collaborative agreements with them. Such collaborators may not place the same degree of relative importance that we do on product lines that rely on our products to meet benchmark performance standards because the success or failure of such product lines is not as material to their business, taken as a whole, as it is to ours. If our collaborators fail to cooperate with us as desired, devote the requisite resources to our joint initiatives, or meet their obligations under agreements we establish, or if they choose for any reason to pursue existing or alternative technologies in preference to those being developed in collaboration with us, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, outcomes which, in turn, are likely to lead to a downward adjustment in our publicly quoted stock price.

Table of Contents	- 25 -

Our reliance on the activities of our non-employee consultants, research institutions, and scientific contractors, whose activities are not wholly within our control, may lead to delays in development of our proposed products.

We rely extensively upon and have relationships with outside consultants and contract research organizations having specialized skills to conduct research and to help develop and test our coatings products, and we expect to have to continue to rely on these types of relationships for the indefinite future. The consultants and contract research organizations we engage, or that we may engage, provide us, or may provide us as the case may be, critical skills and resources that we do not have internally. These consultants are not, or may not be, our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have, or would have, limited control over the activities or operations of these consultants and, except as otherwise required by our collaboration and consulting agreements to the extent they exist, can expect only limited amounts of their time to be dedicated to our activities and our research and development goals. These research facilities may have commitments to other commercial and non-commercial entities.

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

Our ability to commercially develop our technologies will be dictated in large part by forces outside our control which cannot be predicted, including, but not limited to, general economic conditions. Other such forces include the success of our research and field testing, the availability of collaborative partners to finance our work in pursuing applications markets for our smart surface technologies or other developments in the field which, due to efficiencies or technological breakthroughs, may render one or more areas of commercialization more attractive, obsolete or competitively unattractive. It is possible that one or more areas of commercialization will not be pursued at all if a collaborative partner or entity willing to fund research and development cannot be located. Our decisions regarding the ultimate products we pursue could have a material adverse effect on our ability to earn revenue if we misinterpret trends, underestimate development costs and/or pursue technologies, products, or applications markets that turn out to have lesser market appeal and demand than expected. Any of these factors, either alone or in concert, could materially harm our ability to earn revenues or could result in a loss of any investment in the Company.

If we are unable to keep up with rapid technological changes in the coatings field, we will be unable to effectively compete.

The coatings industry is engaged in activities in the organic and inorganic chemistry, materials engineering, and nanotechnology fields, which are generally characterized by extensive research efforts and rapid technological progress. Materials engineering and the manipulation of materials of nanometer sizes and dimensions is a relatively new science and the creation of new products is dependent upon new and different properties of such materials created that will result in many uncertain applications and rapid change. The evolution of nanotechnology as a new science adds greater uncertainty to new applications and new and improved product introductions are unpredictable. If we fail to anticipate or respond adequately to scientific or technological advancements developments, our ability to operate profitably could suffer. We cannot assure you that research and discoveries by other companies will not render our technologies or potential products or services uneconomical or result in products superior to those we have or develop or that any technologies, applications, or products we have or develop will be preferred to any existing or newly-developed technologies, applications, or products.

Table of Contents	- 26 -

Our coatings business has historically depended on a disproportionate percentage of its revenues being attributable to only a few customers.

Although our marketing and sales focus has been evolving rapidly, and aggregate revenues have been modest, during the year ended December 31, 2016, and the year ended December 31, 2015, and as reflected in the table below, our coatings business generated a significant portion of its revenues from a select few customers.

	% of Total Revenues
Customer	2016	2015
Dekko Concrete	15.46%	4.23%
Infiniti Coatings, LLC.	14.80%	5.32%
Ready Mix USA, LLC.	13.38%	—

In general, any concentration of customer base for a business creates a risk that the continuity of the business is more dependent on such customer or customers than is desirable and that the loss of that customer or customers for any reason would have a material adverse effect on the business. Although management believes that the planned direction of our coatings business going forward will result in an expanded and more diverse customer base over time, and a discontinuance of this trend in reliance on only a few customers, there can be no assurance that we will be successful in achieving this targeted objective and any failure in this regard would likely have a material adverse effect on our financial condition and prospects.

The business model to be applied in our coatings business may be highly capital intensive.

Our definitive business model going forward for our coatings product lines is currently subject to further research, development and change. As a result, there can be no assurance as to what the business model will ultimately be. While there is a possibility that we will ultimately determine to focus our strategy exclusively on the exploitation of our technology through a model that contemplates our involvement and risk solely to the extent of our exploitation of licensing opportunities to third parties, in the meantime, and quite possibly as a long-term plan, we are manufacturing and marketing our own products to customers both directly and through distribution channels. Some contemplated business models in this regard, including those that involve any manufacturing and stocking of product, are considerably more capital intensive than others. Accordingly, there can be no assurance as to the degree of capital intensity of our business model. Although it may be possible to rely to a significant extent on debt financing over time, substantial debt financing is unlikely to be a realistic option in the near-term given our lack of financial strength (both balance sheet and income statement) and a high degree of capital intensity could lead to the need to raise additional equity financing, thereby resulting in dilution to the interests of existing stockholders.

The patent we hold on our platform coatings smart surface technology comes off patent in approximately eight years.

We currently own only a single patent, which is a United States patent and relates to our platform smart surface coating technology. Once filed, patents in the United States provide exclusive rights for a period of only twenty years, not indefinitely. As a result, and because the patent was filed in 2005, whatever exclusive rights we have in this flagship proprietary technology, including all associated licensing rights, will only benefit us, at most, for another approximately eight years. Once it comes off patent, the resulting loss of our exclusive rights could have a material adverse effect on our gross profit margins and/or our ability to generate or sustain revenues.

We may not be able to protect our proprietary technology, which could harm our ability to become profitable.

We believe that our intellectual property with respect to our specialty smart surface coatings is critical to our future success. Patent and trade secret protection is critical, more generally, for our technologies, as well as the products and processes derived through them. The fields in which we operate have been characterized by significant efforts by competitors to establish dominant or blocking patent rights to gain a competitive advantage, and by considerable differences of opinion as to the value and legal legitimacy of competitors’ purported patent rights and the technologies they actually utilize in their businesses. Our success will depend, to a substantial degree, on our ability to obtain and enforce patent protection for our products, preserve any trade secrets, and operate without infringing the proprietary rights of others. We cannot assure you that:

Table of Contents	- 27 -

▪	we will succeed in obtaining any patents in a timely manner or at all, or that the breadth or degree of protection of any such patents will protect our interests;
▪	the use of our technology will not infringe on the proprietary rights of others;
▪	patent applications relating to our potential products or technologies will result in the issuance of any patents or that, if issued, such patents will afford adequate protection to us or not be challenged, invalidated or infringed;
▪	patents will not issue to other parties, which may be infringed by our potential products or technologies; or
▪	we will continue to have the financial resources necessary to prosecute our existing patent applications, pay maintenance fees on patents and patent applications, or file patent applications on new inventions.

Efforts to patent critical technologies in our coatings business may not be successful.

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

Certain aspects of our coatings business technology are not protectable by patent.

Certain aspects of our know-how and technology are not patentable, or, for strategic reasons, are best protected in the determination of management by leaving them unpatented. In this regard, trade secrets play an important part in our intellectual property strategy, and we vigilantly seek to protect them. To protect our proprietary position in trade secrets, we require all employees, consultants, advisors and collaborators with access to our technology to enter into confidentiality, and, wherever possible, invention ownership, agreements with us. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, competitors who independently develop substantially equivalent technology, or otherwise acquire it, may adversely impact our business.

Patent litigation presents an ongoing threat to our coatings business in terms of both outcome and cost.

It is possible that litigation over patent matters with one or more competitors could arise. We could incur substantial litigation or interference costs in defending ourselves against lawsuits brought against us or in lawsuits in which we assert our patent rights against others. If the outcome of any such litigation is unfavorable, our business could be materially adversely affected. To determine the priority of inventions, we may also have to participate in interference proceedings declared by the United States Patent and Trademark Office, the associated expense of which could become substantial. In such event, there can be no assurance that we will have available to us the requisite financial resources to aggressively, or even adequately, defend, initiate, or pursue this type of litigation.

Table of Contents	- 28 -

Patents obtained by other persons may result in infringement claims against us that are costly to defend and which may limit our ability to use the disputed technologies and prevent us from pursuing research and development or commercialization of potential products and/or applications markets.

If third party patents or patent applications contain claims infringed by either our technology or other technology required to make and use our potential products, and such claims are ultimately determined to be valid, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. If, under such circumstances, we are unable to obtain any such licenses at a reasonable cost, we may not be able to develop some products commercially, and, further, we may be required to defend ourselves in court against allegations of infringement of third party patents. Patent litigation is generally very expensive and can consume substantial resources and create significant uncertainties. Any adverse outcome in such a suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology.

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

Our coatings products are significantly more expensive to manufacture than most comparable products on the market today. This is because our sales to date have been modest, causing our raw materials purchasing volumes and manufacturing output volumes to be correspondingly low, and our costs for each relatively high. We have only been exploring and experimenting for a relatively short period with purchasing and manufacturing processes and procedures enabling our production capacity to reach commercial volumes. Although there can be no assurance, it is our intention to substantially reduce manufacturing costs through process improvements, increases in manufacturing scale and outsourcing to experienced manufacturers. If we are not able to make these or other improvements, and depending on the pricing of the product, our profit margins may be significantly less than that of our competitors. In addition, we may not be able to command a high enough price from our customers for our products within some or all applications markets to generate a profit. If we are unable to realize significant profits from our products, our business would be materially harmed.

We will likely be required to spend large amounts of money for environmental compliance in connection with our manufacturing operations.

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

Our production operations involve our having to work with dangerous materials that can potentially injure our employees, damage our facilities, and disrupt our work flow.

Some of our operations involve the handling of hazardous materials that may pose the risk of fire, explosion, or the release of hazardous substances into the surrounding environment. Such events could result from operational failures, natural disasters, or terrorist attacks, and might cause injury or loss of life to our employees and others, environmental contamination, and property damage. Any such events might cause a temporary shutdown of an affected plant, or portion thereof, or a customer’s premises, or a portion thereof, and we could be subject to penalties, civil claims, or both, as a result. A disruption of our operations caused by any of these or other events could have a material adverse effect on our financial condition and results of operations.

Table of Contents	- 29 -

Our product sales could expose us to product liability claims, which, in turn, could diminish our assets and adversely affect our operations.

We may be held liable or incur expenses to settle product liability claims if our products cause injury, directly or indirectly, or are found unsuitable during product testing, manufacturing, marketing, sale or use. These risks exist even with respect to any products that have received, or may in the future receive, regulatory approval, registration or clearance for commercial use. There can be no assurance that we will be able to avoid product liability exposure.

We currently do not maintain product liability insurance of any kind, and we will likely need to obtain such insurance coverage in the very near future at levels determined to be sufficient and consistent with industry standards for companies such as ours. It is possible that such insurance coverage may not be available to us on commercially reasonable terms or at all, and a product liability claim could potentially result in liability to us greater than our assets and insurance coverage, if any, at such time. Whether or not a product liability insurance policy is obtained or maintained in the future, any product liability claim could harm our business and financial condition. Moreover, even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to matters other than those that arise in the normal course of business.

Our insurance policies may be inadequate and potentially expose us to unrecoverable risks.

We do not carry director and officer insurance and have only limited general liability insurance coverage. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations. Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify, however, we may fail to correctly anticipate or quantify insurable risks, we may not be able to obtain appropriate insurance coverage, and insurers may be unwilling to cover insurable events for which we seek coverage. We have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance. Such conditions have resulted in higher premium costs, higher policy deductibles, and lower coverage limits. For some risks, we may not have or maintain insurance coverage because of cost or availability.

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

Although there can be no assurance, our coatings product sales to customers outside the U.S. are expected over time to account for a material percentage of gross revenues. As a result, our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced sales and profitability.

Table of Contents	- 30 -

Increases in prices and declines in the availability of raw materials could negatively impact our financial results.

Our financial results are significantly affected by the cost of raw materials. Coatings raw materials, both organic and inorganic, generally comprise a significant percentage of our cost of goods sold in most coatings formulations and represent our single largest production cost component.

Most of the raw materials used in production are purchased from outside sources, and we intend in the near future to begin making supply arrangements from time to time to meet our planned operating requirements for the future. Supply of critical raw materials is managed by qualifying multiple and local sources of supply, sometimes including suppliers from outside the U.S., establishing contracts, procuring from multiple sources, and identifying alternative materials or technology whenever possible. We are continuing our aggressive sourcing initiatives to support our continuous efforts to find the lowest raw material costs.

Increases in the cost of raw materials may have an adverse effect on our earnings or cash flow in the event we are unable to offset these higher costs in a timely manner. Any inability to obtain critical raw materials would adversely impact our ability to produce our products.

General Business Risks

The loss of key personnel could adversely affect our business.

We are presently dependent to a great extent upon the experience, abilities and continued services of our management team. Currently, our only executive under contract is Mr. Malone, our president and chief executive officer. In accordance with its terms, this agreement expires on July 22, 2017. Beyond the obligations expressly set forth in Mr. Malone’s employment agreement (a copy of which is included as Exhibit 10.1 to our Current Report on Form 8-K filed July 29, 2014), no assurances can be given that either he or any other executive will remain with us for any particular duration or that any of such other executives will enter into employment agreements with us. The loss of services of any of the management personnel could have a material adverse effect on our business, financial condition or results of operation.

Failure to effectively manage acquisitions, divestitures, strategic ventures, alliances and other portfolio actions could adversely impact our future results.

From time to time, we expect to be evaluating and pursuing acquisition or strategic venture candidates that may strategically fit our business and/or growth objectives. If we are unable to successfully integrate and develop acquired businesses, we could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could materially and adversely affect our financial results. We intend to continually review our portfolio of operational assets to assess their respective contributions to our larger objectives and alignment with our broader growth strategy. However, we may not be successful in separating underperforming or non-strategic assets and gains or losses on the divestiture of, or lost operating income from, such assets may affect our results of operations. Moreover, we may incur asset impairment charges related to acquisitions or divestitures that reduce any otherwise reportable earnings.

Table of Contents	- 31 -

Our results of operations and financial condition could be seriously impacted by business disruptions and security breaches, including cybersecurity incidents.

Business and/or supply chain disruptions, plant and/or power outages and information technology system and/or network disruptions, regardless of cause including acts of sabotage, employee error or other actions, geo-political activity, weather events and natural disasters could seriously harm our operations as well as the operations of our customers and suppliers. Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers, viruses, breaches due to employee error or actions, or other disruptions could result in misuse of our assets, business disruptions, loss of property including trade secrets and confidential business information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, loss of sales and interference with regulatory compliance. Though our resources are meaningfully limited, we intend to actively manage the risks within our reasonable control that could lead to any such business disruptions and security breaches. As these threats continue to evolve, particularly around cybersecurity, and particularly as our business grows, however, we may be required to expend significant resources to enhance our control environment, processes, practices and other protective measures. Despite these efforts, such events could materially adversely affect our business, financial condition or results of operations.

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

We face risks arising from various asserted and unasserted litigation matters, including, but not limited to, product liability, patent infringement, and claims for third party property damage or personal injury stemming from alleged environmental torts. We have observed and noted a nationwide trend in purported class actions against manufacturers of chemical and materials-based products generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. We have further observed and noted a trend in public and private nuisance suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public. Various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on us. An adverse outcome in any one or more of these matters would likely have a material adverse effect on our business, financial condition or results of operations.

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

Risks Uniquely Associated with Our Minority Interest in Advanced Nanofibers

Although we currently own a 24% equity interest in Advanced Nanofibers, that percentage is likely to be reduced in the near future.

As of September, 2016, and as more fully disclosed in the Description of Business section of this Annual Report on Form 10-K we have held a minority equity interest in a private technology firm, Advanced Nanofibers. As of the date of this Annual Report on Form 10-K, we own 23.88% of the firm. Because Advanced Nanofibers is a relatively early-stage company, however, and likely to require near-term investment capital, on the one hand, and establishing strategic relationships, on the other, investors in our shares should expect that our percentage interest will be reduced in the future, possibly significantly, as equity in that company is issued in exchange for cash, economic interests in strategic partnerships, or other value. Although we expect that management of Advanced Nanofiber will limit any such issuances of equity to those in which the exchange of underlying intrinsic value is favorable, or at least not unfavorable, thereby resulting in no actual dilution of economic value in the firm, valuing technology firms is challenging at best and to some degree, at least, subjective, and there can be no assurance that any such transactions will not result in some dilution of economic value.

Table of Contents	- 32 -

Our chief executive officer is allocating increasing amounts of his time and focus to matters associated with Advanced Nanofibers, a business in which we currently hold less than a 24% interest.

Since September 2016, when we became one of the founding co-venturers in Advanced Nanofibers, LLC, our chief executive officer, Steven Malone, has been allocating increasing amounts of his time and focus to the business, operational, legal and administrative matters associated with Advanced Nanofibers, a trend that we currently expect to continue indefinitely. Although we currently hold less than a 24% interest in Advanced Nanofibers, Mr. Malone’s increasing allocation of his time and focus in the direction of this pursuit reflects our senior management’s belief in the growth prospects for Advanced Nanofibers, both top-line and bottom-line, and the fact that earnings from that venture, if and when achieved. While our management team remains as optimistic as ever relative to the prospects surrounding our core coatings business, it views the opportunities associated with the business of Advanced Nanofibers – even though we currently hold less than a 24% minority interest in it – as presenting a uniquely promising economic opportunity given the proprietary technology it possesses coupled with the diverse range of very large markets to which it can be applied. Moreover, our active role and involvement in Advanced Nanofibers has been understood by all of the co-venturers in Advanced Nanofibers since its inception as being strategically, operationally and administratively vital to its development. For these reasons, and despite the fact that there can be no assurance, our management team believes that Mr. Malone’s increasing focus on Advanced Nanofibers represents the optimal allocation of his time on behalf of the Company.

Because our chief executive officer holds a significant interest in Advanced Nanofibers separate from the interest he holds through the Company, there exists a conflict of interest which may cause him to make decisions surrounding the allocation of our limited resources with which you may disagree.

Our chief executive officer, Steven Malone, beneficially holds 23,408,848 (93,074,102 fully diluted) shares of our common stock, which currently represents 4.74% (12.85% fully diluted) of our total shares outstanding. In addition, and through various other entities, he also currently holds an indirect 10% beneficial interest in Advanced Nanofibers, a company in which, separately, we own an approximate 24% interest. Furthermore, Mr. Malone has indirect holdings and influence through other members of Advanced Nanofibers. Because, by contrast, our core coatings business is owned 100% by us, there exists a risk that Mr. Malone could make decisions on our behalf to allocate human and financial resources of ours, including his own time, to the development and operations of Advanced Nanofibers with which you may not agree.

Risks Associated with the Prospective Dilution of Our Common Stock

Future issuances of our common stock or preferred stock are likely and may dilute your economic interest.

We are likely to issue additional shares of our common stock in the future in connection with various financings, which will likely have to do repeatedly until such time, if at all, that our revenues attain a consistent level at which they can support both our operating and capital investment requirements. While any such financings may involve registered or unregistered sales of securities, in the case of unregistered sales, the subject securities may, and likely will – given our relatively early stage of development – be either preferred stock or debt, convertible into common stock on the basis of a given ratio. We may also issue shares of our common stock or preferred stock in connection with acquisitions and/or business combinations, and here, too, in either registered or unregistered, exempted transactions. Although we intend to limit any financings or acquisitions in relation to which we issue shares to those for which the implied value of our shares are equal to or greater than our most reasoned estimate of our intrinsic value, thereby avoiding dilution to our existing stockholders in terms of economic value, there can be no assurance in this regard because (i) intrinsic value is, to at least some degree, an inherently subjective benchmark range in relation to which reasonable minds can differ, and (ii) financings may be critical at a time when we are unable to attract the interest of potential investors willing to invest on the basis of a valuation considered by us to be within our intrinsic value range.

Table of Contents	- 33 -

Other Risks Associated with an Investment in our Common Stock

A holder of certain of our debt has veto power over the filling of vacant board seats, which we have agreed to limit to five until that debt is retired.

Our corporate bylaws currently provide for a classified board of directors consisting of up to 15 members, as determined from time to time within the discretion of our board of directors through the due execution of appropriate resolutions and procedures. As of the date of this Memorandum, we have a 5-person classified board of directors with three sitting members and two vacancies. Of the three sitting members, one, John Kuehne, is a Class I member, whose current term expired on July 22, 2016, one, Donald Schoenfeld, is a Class II member, whose current term expires on July 22, 2017, and one, Steven Malone, is a Class III member, whose current term expires on July 22, 2018. In accordance with a debt restructuring effected concurrently with the consummation of the Merger, however, and since amended, we have agreed to limit the size of our board of directors to no more than five sitting members until such time as that debt is satisfied and to obtain the consent of the holder of such debt to any directorship appointments effectively filling the two existing vacancies in the meantime. As a result of this agreement, and though still possessing all of the same voting rights relative to the constitution of our board of directors, holders of our common stock, individually and collectively, are deprived for the time being of the same right to influence and effect such constitution as otherwise entitled under Nevada corporate law and our articles of incorporation and bylaws, and there can be no assurance that the constitution of our board of directors will be consistent with what it would be in the absence of this agreement and/or that any actions taken or not taken by our board of directors during the effectiveness of this agreement will be consistent with those that would have occurred were it not in place.

Future issuances of our common stock or preferred stock are likely and may depress our stock price.

We may issue additional shares of our common stock in the future in connection with financings, which we expect to do in the very near-term and will likely have to do repeatedly until such time, if at all, that our revenues attain a consistent level at which they can support both our operating and capital investment requirements. While any such financings may involve registered or unregistered sales of securities, in the case of unregistered sales, the subject securities may, and likely will – given our relatively early stage of development – be either preferred stock or debt, convertible into common stock on the basis of a given ratio. We may also issue shares of our common stock or preferred stock in connection with acquisitions and/or business combinations, and here, too, in either registered or unregistered, exempted transactions. Although we intend to limit any financings or acquisitions in relation to which we issue shares to those for which the implied value of our shares are equal to or greater than our most reasoned estimate of our intrinsic value, thereby avoiding dilution to our existing stockholders in terms of economic value, there can be no assurance in this regard because (i) intrinsic value is, to at least some degree, an inherently subjective benchmark range in relation to which reasonable minds can differ, and (ii) financings may be critical at a time when we are unable to attract the interest of potential investors willing to invest on the basis of a valuation considered by us to be within our intrinsic value range. In any event, future issuances of shares may have the effect of depressing our stock price for any one or more of the following reasons, among others:

▪	the market perceives our shares as having been issued below intrinsic value, thereby diluting the economic interests of our shareholders, who, thereafter sell for that reason, thereby putting downward pressure on the stock price;
▪	the market will perceive an “overhang” in shares soon to be entering the float via resale registration or exemption, and discount the current value accordingly, thereby putting downward pressure on the stock price;
▪	investors that acquire substantial blocks of common stock in connection with a private financing subsequently determine to sell out their position rapidly once the shares become eligible for resale, particularly if they are professional investors that acquired their shares at a price below current market, but in any event putting downward pressure on the stock price;
▪	recipients of shares in a business combination subsequently determine to sell out their position rapidly once the shares become eligible for resale, particularly if they are individual investors that had held the shares throughout an extended period of illiquidity, but in any event putting downward pressure on the stock price.

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

Table of Contents	- 34 -

Though our common stock is quoted on the OTC Markets, there is no liquidity and no established public market for our common stock, which means that it will likely be difficult to sell shares.

Our common stock is quoted over the counter on the OTC Markets under the symbol “FIND.” The OTC Markets is not an exchange and the over-the-counter market is a significantly more limited market than established trading markets and national exchanges such as the New York Stock Exchange and Nasdaq, including the Nasdaq Global Select Market. Broker dealers may not be willing to make a market in shares quoted solely over the counter such as ours. In addition, many of the issues traded on the OTC Markets, including our own, are often characterized by low trading volumes and price volatility, which may make it difficult for an investor holding shares to sell them on acceptable terms.

Although we are an Exchange Act reporting company, there is no active trading market for our common stock. There can be no assurance that an active trading market will ever develop for our common stock or, if it does develop, that it will be maintained. Failure to develop or maintain an active trading market will generally result in relatively low-priced shares, which may, in turn, cause an investor to be unable to sell its shares or to attempt to sell its shares with the effect of lowering the market price, all of which could lead to a complete or partial loss of investment. Unless an active trading market develops for our common stock, for which there can be no assurance, investors may not be able to sell their shares.

We cannot assure you that our common stock will ever be listed on one of the national securities exchanges.

Although it is our intention to seek the listing of our common stock on Nasdaq (Global or Capital Markets) or another stock exchange as soon as we are able, there can be no assurance that we will be able to meet the initial listing standards of either of those or any other stock exchange in the foreseeable future, or ever, or that, if we do, and we become listed, that we will be able to maintain such listing for any given period through continuing eligibility. Until our common stock is listed on one of the national stock exchanges, for which there can be no assurance, we expect that our common stock would continue to trade in the OTC Markets.

Since our common stock is thinly traded, it is more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price you paid.

Investors in our common shares may have difficulty reselling them, either at or above the price paid, or even at a fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded, it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company, and, depending on when you determine to sell, you may not be able to obtain a price at or above the price you paid.

We were once a shell company, which, coupled with other factors, makes resale of our restricted shares unusually challenging.

For stockholders of ours that hold restricted shares (typically because they were acquired in private offerings), the most common means for reselling their shares requires reliance by them on Rule 144 under the Securities Act, which provides an exemption from the otherwise applicable requirements of SEC registration. Given the current securities brokerage environment, however, selling restricted shares of microcap penny stocks pursuant to Rule 144 is proving increasingly difficult because fewer and fewer brokerage firms are dealing in these securities and those that continue to do so are charging transaction fees that are exorbitant to the point of making them prohibitive as a practical matter. This reality renders the prospect of selling restricted shares of our stock through anything other than an effective registration statement daunting at best. Complicating matters even further for our shareholders, however, is the fact that, as a former shell company, we are subject to certain heightened regulations under Rule 144 that, as a practical matter, make the process of selling restricted shares of our stock all the more administratively challenging. For this reason, and unless their resale is registered through an effective registration statement, holders of restricted shares of our stock (shares purchased in an offering directly from us, or, in any event, not purchased in the open market) are likely to encounter major challenges in selling their shares, even if and when they otherwise qualify for resale under Rule 144.

Table of Contents	- 35 -

If you require dividend income, you should not rely on an investment in our common stock.

Because we have very limited cash resources, significant cash needs, and a substantial accumulated deficit, we have not declared or paid any dividends on our common stock since our inception and we do not anticipate declaring or paying any dividends on our common stock in the foreseeable future. Rather, we intend to retain earnings, if any, for the continued operation and expansion of our business. It is unlikely, therefore, that holders of our common stock will have an opportunity to profit from anything other than potential appreciation in the value of our common stock held by them. If you require dividend income, you should not rely on an investment in our common stock.

If we are unable to establish appropriate internal controls over financial reporting, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

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

Although we are an Exchange Act reporting company and our common stock is quoted on the OTC Markets, we are unaware of any investment banking firms, large or small, that currently provide analyst research coverage on the Company and, given our relatively small size within the public securities markets, it is unlikely that any investment banks will begin doing so in the near future. Without continuing research coverage by reputable investment banks or similar firms, it is considerably more difficult to attract the interest of most institutional investors, which are generally considered to be very important in achieving a desirable balance in shareholder composition and long-term market value (as distinct from intrinsic value) in a stock. While we intend to continue to aggressively pursue investor relations initiatives designed to create visibility for the Company and common stock, and hope to garner analyst coverage in the future, there can be no assurance that we will succeed in this regard and any inability on our part to develop such coverage is likely to materially impede the realization of long-term market value in our common stock.

Table of Contents	- 36 -

Our common stock is subject to the “penny stock” regulations, which is likely to make it more difficult to sell.

Our common stock is considered a “penny stock,” which generally is a stock trading under $5.00 and not registered on any national securities exchanges under applicable securities laws. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. This regulation generally has the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares. Prior to a transaction in a penny stock, a broker-dealer is required to:

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

These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. For this reason, investors in our common stock may find it more difficult to sell their shares.

As an issuer of “penny stock,” we do not currently benefit from the protection provided by the federal securities laws relating to forward-looking statements.

Although, generally, federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, and since our common stock has consistently traded in recent years at a level at which it is considered to constitute a “penny stock,” we do not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that any forward-looking statements contained in any one or more of our public filings proved to be inaccurate. Any such legal action could hurt our financial condition.

Our stock price could be volatile, and your investment could suffer a decline in value.

The trading price of our common stock is likely to be highly volatile and could be subject to extreme fluctuations in price in response to various factors, many of which are beyond our control, including:

▪	the trading volume of our shares;
▪	the number of securities analysts, market-makers and brokers following our common stock;
▪	changes in, or failure to achieve, financial estimates by securities analysts;
▪	new products introduced or announced by us or our competitors;
▪	announcements of technological innovations by us or our competitors;
▪	actual or anticipated variations in quarterly operating results;
▪	announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
▪	additions or departures of key personnel;
▪	sales of our common stock; and
▪	stock market price and volume fluctuations of publicly-traded, particularly microcap, companies generally.

The volatility of our common stock is illustrated by reference to the fact that, during the twelve months ended December 31, 2016, the market trading price of our common stock has fluctuated from a low of $0.003 to a high of $0.013 per share.

Table of Contents	- 37 -

The stock market has recently experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted above, our common stock is currently quoted on the OTC Market and, further, sales of our shares are subject to the penny stock regulation. Price fluctuations in such shares are particularly volatile and subject to manipulation by market makers, short-sellers and option traders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

There were no reportable events under this Item 1B during the fiscal year ended December 31, 2016.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 1313 South Killian Drive, Lake Park, Florida 33403. We lease this 8,560 square foot facility under a five-year lease agreement ending on December 31, 2019 with a with an option to renew for one successive term of five years at the then current occupancy rates with 1313 Group LLC. Our monthly rent, including related sales and use taxes, is $7,211. In accordance with the terms of this leasehold agreement, we are responsible for all utilities, repairs and maintenance.

We also leased a research facility located at 223 Fentress Boulevard, Daytona Beach, Florida 32114 as of October 2014. In February 2015, we entered into a month to month lease agreement with an expiration date of December 31, 2016 for this 3,200 square foot facility. Monthly rent, including related sales and use taxes, was $2,929. In accordance with the terms of this leasehold agreement, we were responsible for all utilities, repairs and maintenance. In June 2016, we provided notice that we were terminating this lease agreement effective July 31, 2016. There were no termination fees incurred due to the lease being a month to month lease agreement. As of December 31, 2016, we had accrued $7,891 for past rent owed less a deposit of $2,500 (total $5,391). We have since relocated all property and equipment as well as our Vice President of Research and Development whom previously occupied this facility to our corporate headquarters located in Lake Park, Florida.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2016 and to the best knowledge of our officers and directors, there are no pending material legal proceedings to which we were a party and none are threatened or contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 4. MINE SAFETY DISCLOSURES.

There were no reportable events under this Item 4 during the fiscal year ended December 31, 2016.

Table of Contents	- 38 -

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

Common Stock
2015	High	Low
First Quarter	$0.020	$0.010
Second Quarter	$0.015	$0.007
Third Quarter	$0.009	$0.007
Fourth Quarter	$0.011	$0.007

2016	High	Low
First Quarter	$0.009	$0.004
Second Quarter	$0.009	$0.004
Third Quarter	$0.009	$0.004
Fourth Quarter	$0.013	$0.003

STOCKHOLDERS

As of April 17, 2017, there were approximately 1,000 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

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

Table of Contents	- 39 -

RECENT SALES OF UNREGISTERED SECURITIES

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Consideration	Footnotes
Common Stock Issuances
Sold for Cash
10/26/2016	Common Stock	Individual Investor	1,000,000	$10,000	1
11/7/2016	Common Stock	Individual Investor	1,000,000	$10,000	1
11/28/2016	Common Stock	Individual Investor	2,000,000	$20,000	2
12/8/2016	Common Stock	Individual Investor	1,000,000	$10,000	1

Issued for Compensation to Contractor
12/31/2016	Common Stock	Independent Consultant	1,567,682	$8,175	3

We relied in each case for these unregistered sales on the private offering exemption of Section 4(a)(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the acquirer’s relative to their accreditation and/or sophistication (or from offeree or purchaser representatives, as applicable), (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the acquirer’s.

(1) This subscription by an individual investor was part of a private offering of securities. The purchase price was $0.01 per share, and the proceeds amounted to $10,000, all of which was paid in cash.

(2) This subscription by an individual investor was part of a private offering of securities. The purchase price was $0.01 per share, and the proceeds amounted to $20,000, all of which was paid in cash.

(3) This subscription by an individual investor was part of a private offering of securities. The purchase price, which represented a total value of $8,175, and all of which was paid for in the form of business development services previously performed for the benefit of the Company, was established for purposes of valuation on the basis of the closing price of the Company common stock on those days during which such services were performed.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of equity securities by the Company itself, or any affiliated purchaser during the fourth quarter of the fiscal year ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Table of Contents	- 40 -

Item 7. Management’s Discussion and Analysis oF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read together with our consolidated financial statements for the year ended December 31, 2016 and the Notes to the Consolidated Financial Statements.

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

Goodwill and Certain Other Long-lived Assets

As required by ASC 350, Goodwill and Other Intangible Assets, we test goodwill for impairment during the fourth quarter of each fiscal year. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon occurrence of certain events. We have one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If it is determined that goodwill may be impaired, we compare the implied fair value of the goodwill to its carry amount to determine if there is an impairment loss.

Table of Contents	- 41 -

Revenue Recognition

We recognize revenues in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. ASC 605-10 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We recognize revenue when the earnings process is complete. That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses.

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

Discontinued Operations

Discontinued operations are defined as a component that has been disposed of or is classified as held for sale. If in management’s review of a component, it is determined that such component has been disposed of or is classified as held for sale the results of such component should be classified as discontinued operations provided (1) its operations and cash flows have been (or will be) eliminated from the Company's ongoing operations, and (2) the Company will have no significant continuing involvement in the component after its disposition.

DESCRIPTION OF BUSINESS

Findex.com, Inc. is headquartered in Lake Park, Florida. The Company’s EcoSmart’s coating operations is the current driver of both operating overhead and revenue. EcoSmart centers around a proprietary line of specialty materials coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. In addition, Advanced Nanofibers LLC (“Advanced”) is a variable interest entity of which the Company owned a minority 24.875% interest at December 31, 2016. During the fourth quarter of 2016 the Company determined it is the primary beneficiary based on qualitative and quantitative factors. Advanced is a Florida-based, nano-technology firm founded in September 2016 by the Company and two other technology firms as a collaborative joint venture focused on globally broadening the utilization of nanoparticle-enhanced nanofibers across a diverse range of mass-market industrial and consumer applications. Advanced is rapidly evolving and, although there can be no assurance, expected by management to eventually outpace EcoSmart’s coating operations in terms of percentage growth on both the expense and revenue sides, so much so that even the Company's minority interest in Advanced is expected, over time, to more significantly impact the Company's results of operations on a stand-alone basis than all other Company operations combined. Despite Advanced’s lack of revenue to date, it is a venture that the Company’s management has been and continues to be very actively involved in developing, and that is increasingly consuming a greater percentage of our financial and human resources, a trend management expects to continue into the foreseeable future.

Table of Contents	- 42 -

ECOSMART

The Company’s core business is centered around a line of specialty industrial glass-based “smart surface” coatings that have a wide range of uses across each of the industrial, commercial, and household market segments and that are centered around a U.S. patented technology that, either on its own or when coupled with any of an array of available proprietary formula additives, offers a unique combination of beneficial surface properties that allow for a broad array of multi-surface and end-product applications. Among others, such applications include:

▪	Heavy Construction Equipment/Vehicles
▪	Oil and Gas Drilling and Related Heavy Equipment
▪	Industrial and Residential HVAC Equipment, Commercial Refrigeration Systems, and Power Generators
▪	Interior and Exterior Flooring and Tiling, Pavers and Hardscapes

Over time, EcoSmart intends to develop itself in the strategic direction of becoming a leading research-oriented high-tech specialty “smart-surface” materials development and licensing company centered around a highly-qualified research team and state-of-the-art research lab and applying a combination of organic and inorganic chemistries, materials science engineering, and nanotechnology. EcoSmart currently has expertise and capabilities in each of these areas.

ADVANCED NANOFIBERS (VARIABLE INTEREST ENTITY)

Advanced Nanofibers LLC (“Advanced”) is a variable interest entity of which the Company owned a minority 24.875% interest at December 31, 2016. During the fourth quarter of 2016 management determined the Company is the primary beneficiary based on qualitative and quantitative factors. Advanced is a Florida-based, nano-technology firm founded in September 2016 by the Company and two other technology firms as a collaborative joint venture focused on globally broadening the utilization of nanoparticle-enhanced nanofibers across a diverse range of mass-market industrial and consumer applications. Management believes the prospects for Advanced Nanofibers are extraordinary based on the following key factors that afford it a distinct competitive advantage:

▪	An industrial end-product that is significantly meaningfully to competitive products by virtue of a proprietary high-tech process;
▪	The ability to deliver that product at a fraction of the cost for which competitive product -meaningfully inferior in quality - is available; and
▪	The ability to produce and deliver that product – and to facilitate its use by those handling it - in a way that meaningfully lessens the health and safety risks ordinarily associated with the handling of both nanofibers and nanoparticles.

At December 31, 2016, Advanced Nanofibers was owned and controlled approximately 96% by its three founding entities, each of which are actively involved in its development. In addition to the Company, this includes Nanotech Fibers LLC, a recently organized, Florida-based, closely-held, private firm engaged in various strategic pursuits within and surrounding the nanotech and related materials industrial sector, and EnVont, LLC, a Florida-based, venture-stage developer and marketer of proprietary nanotechnology-based materials and coatings focused on protective thin films, smart coatings and multi-functional particles. Although it is still in a pre-revenue stage of development, the Company’s management team devotes a very significant percentage of its time to the business of Advanced Nanofibers.

MANAGEMENT OVERVIEW

A key focus of management during the year ended December 31, 2016 centered on the Company’s continuing initiatives to explore and build relationships with potentially key strategic business partners, investors, and potential distributors and/or resellers of our EcoSmart coatings products. To varying degrees, these relationships were aggressively pursued in order to establish, further develop, and/or expand our EcoSmart market share within our most highly targeted verticals, including heavy machinery and equipment hardware, industrial and consumer HVAC equipment systems, hardscape products, and marine products. Throughout the year ended December 31, 2016, management has been, as it has continued to be and expects for the foreseeable future to be, committed to securing and solidifying foundational relationships within each of these markets and intends to allocate a significant portion of Company financial and human resources accordingly.

Table of Contents	- 43 -

Following its formation of what is currently a minority 23.88% equity interest in Advanced Nanofibers LLC in September of 2016, the Company began allocating increasing amounts of its financial and human resources to the development of that business, which is a nano-technology firm founded by the Company and two other technology firms that is essentially a collaborative joint venture focused on globally broadening the utilization of nanoparticle-enhanced nanofibers across a diverse range of mass-market industrial and consumer applications. The resource allocations through December 31, 2016 in this regard centered primarily around Advanced Nanofiber’s technology, manufacturing, and related systems. Increasingly, and since year end, allocations have broadened in scope to include strategic marketing and sales initiatives.

During the year ended December 31, 2016, and across the board, management remained focused on three primary areas identified as keys to the near-term viability, growth and prosperity of the Company. One area is revenue generation, as effected through the formalization of various distribution and licensing relationships that the Company has been pursuing over time. A second area is the maximization of cash flow and return on existing assets, as effected through the refinement of internal production operations and throughput efficiencies. The third other area is corporate finance, and specifically the raising of capital necessary to bridge shortfalls in available cash, for both operational and capital investment purposes, through to the point, if at all, at which working capital and cash reserve levels are sufficient to be self-sustaining.

At this time, near-term liquidity poses a continuous challenge to us and is expected to continue to do so for the foreseeable future. Moreover, the need to find ways to stretch our very limited economic resources places ongoing strains on our very limited human resources.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

Statements of Operations for the Years Ended December 31,	2016	2015		Change
Net revenues	$319,676		$169,756	$149,920
Cost of sales	(95,043)		(84,119)	(10,924)
Gross profit	224,633		85,637	138,996
Sales, marketing and general and administrative expenses	(868,189)		(998,595)	130,406
Research and development	(229,691)		(267,361)	37,670
Impairment loss	—		(15,000)	15,000
Total operating expenses	(1,097,880)		(1,280,956)	183,076
Loss from operations	(873,247)		(1,195,319)	322,072
Other expenses, net	(138,967)		(60,110)	(78,857)
Loss on conversion of note payable	(13,593)		—	(13,593)
Gain on intangible asset	—		24,380	(24,380)
Gain on debt settlement	—		200,000	(200,000)
Impairment loss of Findex legacy software segment	—		(1,433,465)	1,433,465
Loss before income taxes	(1,025,807)		(2,464,514)	1,438,707
Income tax (provision)	—		—	—
Net loss from operations	$(1,025,807)		$(2,464,514)	$1,438,707
Loss attributable to non-controlling interest	$39,628	$	---	$39,628
Net loss attributable to Findex.com, Inc.	$(986,179)		$(2,464,514)	$1,478,335

Table of Contents	- 44 -

The differing results of operations year-over-year are primarily attributable to the following for the year ended December 31, 2016:

▪	an increase in net revenues resulting from increasing sales of our products in each of our heavy machinery and equipment hardware, industrial and consumer HVAC equipment systems, and hardscape applications verticals;
▪	a decrease in our general and administrative costs resulting from a deliberate campaign of broad-ranging cutbacks in expenses;
▪	a decrease in research and development related expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 during which we issued stock as compensation to three consultants for their advisory services in connection with our research and development, and certain business development, initiatives as well as a decrease in rent expense reclassified as research and development due to consolidation of our research and development facility previously in Daytona Beach, Florida to our corporate office in Lake Park, Florida;
▪	an increase in interest expense due to an increase in total outstanding indebtedness resulting from our having issued of a number medium-term notes during the year ended December 31, 2016 as part of our capital-raising initiatives;
▪	an increase in loss upon conversion of a note during the year ended December 31, 2016 resulting from our having agreed with the holder of such note to re-price downward the conversion feature the note had carried up until the date of conversion as an incentive to the holder to compel such conversion;
▪	A decrease in gain on intangible asset for the year ended December 3, 2016 compared to the year ended December 31, 2015 during which we recognized a gain on intangible asset related to the Company’s sale of the website name, www.formtool.com, and the FormTool registered trademark;
▪	a decrease in gain on debt settlement for the year ended December 31, 2016 compared to the year ended December 31, 2015 during which we realized an accounting gain in connection with a settlement agreement entered into with a current note holder; and
▪	a decrease in impairment loss for the year ended December 31, 2016 compared to the year ended December 31, 2015 during which we realized a goodwill impairment expense related to the Findex legacy software segment which is no longer being actively pursued.

Although there can be no assurance, in future periods, we anticipate an increase in overall Company revenues as well as an increase in overall sales, marketing and general and administrative expenses due to our anticipated growth and expansion in certain vertical markets.

Revenues

					Change
Revenues for Operations for Years Ended December 31,	2016	% to Sales	2015	% to Sales	$	%
Revenues, net	$252,697	79%	$153,140	90%	$99,557	65%
Revenues related parties, net	$66,979	21%	$16,616	10%	$50,363	303%
Gross Revenues	$319,676	100%	$169,756	100%	$149,920	88%
Less estimated sales returns and allowances	—	0%	—	0%	—	0%
Net revenues	$319,676	100%	$169,756	100%	$149,920	88%

The differing results of our net revenues are primarily attributable to the following for the year ended December 31, 2016:

▪	an increase in net revenues resulting from increasing sales of our products in each of our heavy machinery and equipment hardware, industrial and consumer HVAC equipment systems, and hardscape applications verticals; and
▪	an increase in net revenues to related parties resulting from increasing sales of our products for industrial and consumer HVAC equipment systems.

For the year ended December 31, 2016, one shareholder/related party accounted for approximately 15% of our revenue and, as a group, the sales to shareholders/related parties accounted for approximately 21% of our revenues. Although there can be no assurance, we anticipate an increase in overall Company revenues in future periods as we continue to pursue a variety of vertical markets that management has been targeting over the past year as near-term opportunities for revenue growth.

Table of Contents	- 45 -

Cost of Sales

					Change
Cost of Sales for the Years Ended December 31,	2016	% of Sales	2015	% of Sales	$
Direct costs	$65,605	21%	$57,713	34%	$7,892
Royalties	11,598	4%	17,519	10%	(5,921)
Freight-out	17,840	6%	8,887	5%	8,953
Cost of sales	$95,043	31%	$84,119	49%	$10,924

Cost of sales consists primarily of direct costs, royalties accrued to third party providers of intellectual property, and the costs associated with reproducing, packaging, and shipping our products. As a percentage of net revenues, our cost of sales decreased 18% from 49% for the year ended December 31, 2015 to 31% for the year ended December 31, 2016. The overall decrease in cost of sales as a percentage of net revenues for the year ended December 31, 2016 is attributable to the following:

▪	a decrease in the percentage of direct costs due to the use of multiple raw materials suppliers which enabled us to lower our average materials costs;
▪	an increase in direct costs in real dollar terms resulting from our having ordered more raw materials in direct relation to the increase in revenues as well as our having ordered more raw materials in advance from our suppliers in anticipation of their projected limited availability in the near-term of such materials;
▪	an overall decrease in real dollar terms and in the percentage of accrued royalty obligations for the year ended December 31, 2016 due to a corresponding decrease in sales of products carrying a relatively high royalty obligation; and
▪	an increase in freight costs in real dollar terms resulting from an increase in both purchases of raw materials, on the one hand, and sales, on the other.

Into the immediate future, we anticipate that our direct costs are likely to increase in real dollar terms based on escalating sales volume coupled with the likelihood of an inability to make material purchases in bulk at meaningfully discounted rates due to cash restraints. Though there can be no assurance that our cash position and financial condition will improve over time, if it does, we intend to take advantage of bulk purchasing opportunities at discounted rates. More generally, we anticipate that our cost of sales will increase in the future in direct proportion to increases in top line growth.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Operations for Years Ended December 31,	2016	% of Sales	2015	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$8,301	3%	$16,351	10%	$(8,050)	49%
Sales commissions	16,493	5%	3,131	2%	13,362	427%
Total sales and marketing	24,794	8%	19,482	12%	5,312	27%
Personnel costs	459,884	144%	442,648	261%	17,236	4%
Research and development	229,691	72%	267,361	157%	(37,670)	14%
Professional fees	129,849	41%	290,606	171%	(160,757)	55%
Travel and entertainment costs	44,320	14%	41,180	24%	3,140	8%
Rent	81,865	26%	86,554	51%	(4,689)	5%
Impairment expense on intangible asset	—	0%	15,000	9%	(15,000)	100%
Other general and administrative costs	127,477	40%	118,125	70%	9,352	8%
Total general and administrative	1,073,086	336%	1,261,474	743%	(188,388)	15%
Total sales, marketing, general and administrative	$1,097,880	343%	$1,280,956	755%	$(183,076)	14%

Table of Contents	- 46 -

Our research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs, such as those associated with facilities leasing and related overhead. For labor costs and costs of outside consultants, we record the research and development costs as a reduction against either personnel costs or contract services. For facilities leasing related expenses, we record the research and development costs as a reduction against rent. For the year ended December 31, 2016, we reclassified to research and development approximately $165,000 from total personnel costs and approximately $25,000 from rent. Comparatively, for the year ended December 31, 2015, we reclassified to research and development approximately $164,000 from total personnel costs approximately $32,000 from rent, and approximately $60,000 from total contract services.

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the year ended December 31, 2016:

▪	an overall increase in advertising and direct marketing resulting from an increase in our direct marketing efforts, our having attended and sponsored a booth at an industry trade show for the year ended December 31, 2016 and an increase in sales commissions in direct correlation to the increase in sales;
▪	an overall increase in total personnel costs, before adjustments of reclassified wages for research and development, as our staff and use of outside contractors increased based on operational growth;
▪	a decrease in research and development for the year ended December 31, 2016 as (i) we relocated our research and development lab in Daytona Beach, Florida to our corporate office located in Lake Park, Florida thereby decreasing rent expenses, and (ii) we did not have the expense as we did in the year ended December 31, 2015 associated with our having issued stock as compensation to three consultants for their advisory services in connection with our research and development, and certain business development, initiatives;
▪	a decrease in professional services resulting mainly from a decrease in business development services;
▪	an increase in travel and entertainment expenses due to our having expanded our marketing, customer service and sales team;
▪	a decrease in rent for the year ended December 31, 2016 as we relocated our research and development lab in Daytona Beach, Florida to our corporate office located in Lake Park, Florida; and
▪	a decrease in impairment expense of intangible assets for the year ended December 3, 2016 compared to the year ended December 31, 2015 during which we recognized an impairment loss related to a valuation decrease in the MRP assets as the Company is no longer pursuing this line of business.

For the immediate future, and although there can be no assurance, we would anticipate our sales, marketing, general and administrative costs to increase in the future in direct proportion to top line growth.

Loss on Conversion of Note Payable

During the year ended December 31, 2016, an investor holding a convertible note elected to convert such note, together with all then-accrued interest, totaling $10,456 into 2,613,963 shares of common stock. In connection with such election, and in order to induce conversion, we agreed to reduce the original conversion price of $0.02 per share to $0.004 per share, which resulted in an accounting loss upon such conversion. As a result, we recognized a net loss of $13,593, which has been included in the “Loss on conversion of note payable” line item on our Consolidated Statement of Operations for the year ended December 31, 2016.

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

Table of Contents	- 47 -

Gain on Debt Settlement

For the year ended December 31, 2015, we recognized a gain on debt settlement in the amount of $200,000. This gain was the result of entering into a loan modification agreement with a shareholder that had held an outstanding convertible note agreement in the amount of $250,000, which, until modified, carried a conversion feature that had the accounting effect of increasing the derivative liability associated with the obligation from $250,000 to $500,000. The loan modification called for the original (July 2014) convertible note payable ($250,000), along with the conversion feature to be cancelled. In addition, the loan modification called for a replacement note payable to be issued by us in the adjusted, aggregate principal amount of $300,000, but without any conversion feature. All other terms of the original note agreement carried over to the replacement note unchanged. As a result, we recognized a net gain of $200,000 treatable for accounting purposes as a gain from extinguishment of debt and, accordingly, included in Gain on debt settlement on our Consolidated Statement of Operations for the year ended December 31, 2015.

Impairment Loss of Findex Legacy Software Segment

For the year ended December 31, 2015, we recognized $1,433,465 of goodwill impairment expense related to the Findex legacy software segment which is no longer being actively pursued. We have treated this as an Impairment loss of Findex legacy software segment on our Consolidated Statement of Operations for the year ended December 31, 2015.

Provision for Income Taxes

For the years ended December 31, 2016 and 2015, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” accounting criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine at some point that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

As of December 31, 2016, we had accumulated net operating loss carryforwards, for federal income tax purposes, of approximately $13,196,000. These carryforwards are the result of income tax losses generated as follows:

Generated	Loss	Expiration
2001	$5,123,000	2021
2002	$235,000	2022
2005	$956,000	2025
2006	$584,000	2026
2008	$694,000	2028
2009	$366,000	2029
2010	$292,000	2030
2012	$353,000	2032
2013	$178,000	2033
2014	$825,000	2034
2015	$761,000	2035
2016	$2,829,000	2036

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

See Note 14, Income Taxes, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2016 for further information regarding the components of our income tax provision.

Table of Contents	- 48 -

LIQUIDITY AND CAPITAL RESOURCES

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes raw materials procurement, production personnel, service applications personnel, the ongoing internal development of new products and expansion and upgrade of existing products, marketing and sales, and executive salaries and insurance benefit obligations. Cash generated through our current operations may not prove sufficient to sustain such operations, and our pursuit of an aggressive growth plan, as currently exists, will likely require funding from outside sources. Funding from outside sources may include but is not limited to the pursuit of other financing options such as commercial loans or public or private sales of securities, including common stock, preferred stock and/or convertible notes or debentures. The Company’s cash on hand as of December 31, 2016 was insufficient to support our operations for the next twelve months.

Working Capital	2016	2015
Current assets	$162,131	$31,699
Current liabilities	$2,916,832	$2,149,954
Accumulated deficit	$6,438,653	$5,452,474

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no assurance of it remaining manageable.

Cash Flows for Years Ended December 31,	2016	2015		Change	%
Cash flows used in operating activities	$(644,114)		$(674,578)	$30,464	5%
Cash flows used in investing activities	$(14,084)	$	---	$(14,084)	0%
Cash flows provided by financing activities	$761,070		$677,500	$83,570	12%

Net cash used in operating activities for the year ended December 31, 2016 and 2015 consisted mainly of payments going out for personnel, inventory purchases, vendor payments and other operating expenses.

Net cash used in investing activities for year ended December 31, 2016 was for the build-out of our new research lab within our corporate headquarters located in the Lake Park, Florida. This new research lab replaced the research lab located in Daytona Beach, Florida which was relocated in July 2016.

For the year ended December 31, 2016, cash provided by financing activities was mainly the result of proceeds from the sale and issuances of convertible debt and common stock. As an offset to the cash provided for the year ended December 31, 2016, we also made payments on notes payable. Comparatively, cash provided by financing activities for the year ended December 31, 2015 was primarily the result of the sale of shares of our common stock and convertible notes in exchange for cash.

Financing

Given practical considerations, we believe that our ability to meaningfully pursue our business plan in the immediate term will depend on the availability of working capital, the precise amount of which is uncertain as the date of this annual filing on Form 10-K given certain variables surrounding our ability to generate funds internally, including through both sales of product and/or territorial product distributorships. To the extent that it becomes necessary to access funds through a public or private sales of securities, as we have been doing and expect to continue to have to do for the foreseeable future, this is likely to be pursued through one or more offerings involving common stock, preferred stock and/or convertible notes or debentures. In connection with any such financings, it may become necessary given market conditions and the unavailability of alternative options for us to issue additional shares of our common stock or securities exchangeable for shares of our common stock, including but not limited to convertible preferred stock or convertible notes or debentures containing so-called “floorless convertible” provisions that can be, and often are, extremely dilutive to existing stockholders upon conversion. Any such issuances, as well as any related issuances of common stock or other purchase warrants, would likely have the effect of depressing the market price of our common stock and diluting the interests of our common stockholders, potentially very significantly.

No attempt has been made for many years to secure any bank or other secured financing due to management’s practical conclusion that it would be an unproductive allocation of human resources given our historic revenue and cash flow levels, internal financial ratios, and negative working capital position. We do not expect any change in this status for the foreseeable future.

Table of Contents	- 49 -

Contractual Liabilities

We occupy an office building for our corporate headquarters located at 1313 South Killian Drive, Lake Park, Florida 33403. The lease for the 8,560 square feet ends on December 31, 2019 with an option to renew for one successive term of five years at the then current occupancy rates with 1313 Group LLC. Our monthly rent, including related sales and use taxes, is $7,211, and we are responsible for all utilities, repairs and maintenance.

We also leased a research facility located at 223 Fentress Boulevard, Daytona Beach, Florida 32114 as of October 2014. In February 2015, we entered into a month-to-month lease agreement with an expiration date of December 31, 2016 for this 3,200 square foot facility. Monthly rent, including related sales and use taxes, was $2,929. In accordance with the terms of this leasehold agreement, we were responsible for all utilities, repairs and maintenance. In June 2016, we provided notice that we were terminating this lease agreement effective July 31, 2016. There were no termination fees incurred due to the lease having been a month-to-month tenancy. As of December 31, 2016, we had accrued $7,891 for past rent owed less a deposit of $2,500 (total $5,391). We have since relocated all property and equipment as well as all personnel previously occupying this facility to our corporate headquarters located in Lake Park, Florida.

Rent expense for the years ended December 31, 2016 and 2015 for both facilities totaled $81,865 and $86,554, respectively.

At December 31, 2016, the future minimum rental payments required under these arrangements total approximately $263,508. See Note 16, Commitment and Contingencies, in the Notes to the Consolidated Statements for the year ended December 31, 2016 for more detailed information.

Discontinued Operations

On May 5, 2011, we entered into a Software Product Line Purchase Agreement to sell our long-time flagship QuickVerse product line to WORDsearch. On June 30, 2011, closing of the asset sale transaction governed by the Software Product Line Purchase Agreement, which was transitional in nature and expected to be ongoing through approximately the end of April, 2012, commenced. As one of the initial parts of the closing, on July 1, 2011 WORDsearch assumed possession of the physical assets conveyed in the transaction as well as control and responsibility of the business operations related to the QuickVerse product line, including, among many other things, the receipt of revenues for sales in exchange for partial payment of the cash portion of the purchase price being paid to us. On April 13, 2012, we determined that the final closing conditions under the Software Product Line Purchase Agreement had been met, and the sale of the QuickVerse product line to WORDsearch was complete. As a result, we have classified this asset as discontinued operations for the years ended December 31, 2016 and 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Table of Contents	- 50 -

The Potential Impact of Known Facts, Commitments, Events and Uncertainties on Future Operating Results or Future Liquidity Requirements

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2016 for information regarding the potential effects of new accounting pronouncements on our results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Table of Contents	- 51 -

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

D. Brooks and Associates CPA’s, P.A. Certified Public Accountants Certified Valuation Analysts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Findex.com, Inc.

We have audited the accompanying consolidated balance sheets of Findex.com, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. Findex.com, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Findex.com, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A. West Palm Beach, Florida

April 17, 2017

D. Brooks and Associates CPA’s, P.A. 319 Clematis Street, Suite 318, West Palm Beach, FL 33401 – (561) 429-6225

Table of Contents	F-1

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2016	As of December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$108,035	$5,163
Accounts receivable, net	21,730	1,901
Inventories, net	25,276	19,797
Other current assets	7,090	4,838
Total current assets	162,131	31,699
Property and Equipment, net	25,677	29,994
Intangible Assets, net	309,361	356,874
Total assets	$497,169	$418,567

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$205,964	$208,255
Accounts payable, related parties	38,314	98,754
Accrued royalties	73,727	64,129
Accrued payroll	81,224	466,675
Notes payable	336,283	336,283
Notes payable, convertible	25,000	30,000
Notes payable, related parties	—	239,000
Notes payable, related parties, convertible	1,824,633	470,000
Other current liabilities	217,319	122,490
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	2,916,832	2,149,954
Commitments and Contingencies (Note 16)
Stockholders’ Deficit:
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- shares issued and outstanding	—	—
Common stock, $.001 par value
900,000,000 shares authorized,
489,537,017 and 476,783,564 shares issued and outstanding, respectively	489,537	476,784
Additional paid-in capital	3,569,081	3,244,303
Accumulated deficit	(6,438,653)	(5,452,474)
Total Findex.com, Inc. stockholders’ deficit	(2,380,035)	(1,731,387)
Consolidated investee, non-controlling minority interest	(39,628)	—
Total stockholders’ deficit	(2,419,663)	(1,731,387)
Total liabilities and stockholders’ deficit	$497,169	$418,567

See accompanying notes to consolidated financial statements.

Table of Contents	F-2

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2016		Year Ended December 31, 2015

Revenues, net		$252,697	$153,140
Revenues related parties, net		66,979	16,616
Total revenues		319,676	169,756
Cost of sales		95,043	84,119
Gross profit		224,633	85,637
Other operating expenses:
Sales and marketing expenses		24,794	19,482
Professional fees		129,849	290,606
Personnel costs (net of research and development direct labor costs)		459,884	442,648
Research and development		229,691	267,361
Rent		81,865	86,554
Other general and administrative expenses		171,797	159,305
Impairment expense on intangible asset		—	15,000
Total operating expenses		1,097,880	1,280,956
Loss from operations		(873,247)	(1,195,319)
Interest expense		(138,967)	(60,110)
Loss on conversion of note payable		(13,593)	—
Gain on intangible asset		—	24,380
Gain on debt settlement		—	200,000
Impairment loss of Findex legacy software segment		—	(1,433,465)
Net loss before income taxes		(1,025,807)	(2,464,514)
Income tax provision		—	—
Net loss		(1,025,807)	(2,464,514)
Net loss attributable to non-controlling interest		39,628	—
Net loss attributable to Findex.com, Inc.		$(986,179)	$(2,464,514)
Basic & diluted net loss per share	$	---	$(0.01)

Basic & diluted weighted average common shares outstanding		480,229,211	458,579,401

See accompanying notes to consolidated financial statements.

Table of Contents	F-3

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest in Variable Interest Entity		Total
	Shares	Amount

Balance as of December 31, 2014	420,479,980	$420,480	$2,713,853	$(2,987,960)	$	---	$146,373
Sale of Common Shares for Cash - Private Investors	50,500,000	50,500	414,500	—		—	465,000
Issuance of Common Shares for Services	8,071,429	8,072	104,927	—		—	112,999
Cancelled Stock Certificate	(2,192,500)	(2,193)	2,193	—		—	—
Correction of Error on Issuance of Common Shares for Merger Agreement	(75,345)	(75)	75	—		—	—
Forgiveness of Accounts Payable to Related Party	—	—	8,755	—		—	8,755
Net loss, year ended December 31, 2015	—	—	—	(2,464,514)		—	(2,464,514)
Balance as of December 31, 2015	476,783,564	476,784	3,244,303	(5,452,474)		---	(1,731,387)
Sale of Common Shares for Cash - Private Investors	8,500,000	8,500	62,500	—		—	71,000
Issuance of Common Shares for Services	1,639,490	1,639	6,873	—		—	8,512
Issuance of Common Shares for Converted Notes Payable	2,613,963	2,614	7,842	—		—	10,456
Loss on Conversion of Notes Payable	—	—	13,593	—		—	13,593
Discount on Issuance of Convertible Notes Payable	—	—	9,900	—		—	9,900
Forgiveness of Notes Payable to Related Party	—	—	221,050	—		—	221,050
Sale of Interest in Variable Interest Entity	—	—	3,020	—		—	3,020
Net loss, year ended December 31, 2016	—	—	—	(986,179)		(39,628)	(1,025,807)
Balance as of December 31, 2016	489,537,017	$489,537	$3,569,081	$(6,438,653)		$(39,628)	$(2,419,663)

See accompanying notes to consolidated financial statements.

Table of Contents	F-4

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016		Year Ended December 31, 2015

Cash flows from operating activities:
Net Loss		$(1,025,807)		$(2,464,514)
Adjustments to reconcile net loss to cash used in operations:
Depreciation		18,401		17,460
Amortization		47,513		47,513
Amortization of debt discount		9,900		—
Stock issued for services		8,512		84,000
Loss on conversion of notes payable		13,593		—
Gain on debt settlement		—		(200,000)
Impairment expense on intangible asset		—		15,000
Impairment loss of Findex legacy software segment		—		1,433,465
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable		(19,829)		36,701
(Increase) decrease in inventory		(5,479)		31,162
Increase in other current assets		(2,252)		(3,109)
Increase in accounts payable and accrued expenses		311,334		327,744
Net cash used in operating activities		(644,114)		(674,578)
Cash flows from investing activities:
Purchase of property and equipment		(14,084)		—
Net cash used in investing activities		(14,084)		—
Cash flows from financing activities:
Proceeds from sale of common stock		71,000		465,000
Proceeds from issuance of convertible notes payable		10,000		250,000
Proceeds from issuance of convertible notes payable, related parties		735,000		—
Proceeds from sale of interest in variable interest entity		3,020		—
Payments made on notes payable		(57,950)		(37,500)
Net cash provided by financing activities		761,070		677,500
Net increase in cash and cash equivalents		102,872		2,922
Cash and cash equivalents, beginning of period		5,163		2,241
Cash and cash equivalents, end of period		$108,035		$5,163

Supplemental cash flow information:
Interest paid		$1,515		$16,746
Cash paid for income taxes	$	---	$	---

Schedule of Non-Cash Investing and Financing Activities:
Issuance of debt for loan modification	$	---		$50,000
Issuance of notes payable for accrued directors fees		$76,000	$	---
Issuance of notes payable for accrued base salary		$483,933	$	---
Issuance of notes payable for accounts payable, related parties		$94,700	$	---
Issuance of common stock for accrued directors fees	$	---		$29,000
Issuance of common stock as consideration for note payable		$10,456	$	---
Forgiveness of accounts payable to related party	$	---		$8,754
Forgiveness of notes payable to related party		$221,050	$	---

See accompanying notes to consolidated financial statements.

Table of Contents	F-5

Findex.com, Inc.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Findex.com, Inc. (“Findex”) was incorporated under the laws of the State of Nevada on November 7, 1997, and is headquartered in Lake Park, Florida. The Company’s EcoSmart’s coating operations is the current driver of both operating overhead and revenue. EcoSmart centers around a proprietary line of specialty materials coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. In addition, Advanced Nanofibers LLC (“Advanced”) is a variable interest entity of which the Company owned a minority 24.875% interest at December 31, 2016 and the Company is considered the primary beneficiary based on qualitative and quantitative features. Advanced is a Florida-based, nano-technology firm founded in September 2016 by the Company and two other technology firms as a collaborative joint venture focused on globally broadening the utilization of nanoparticle-enhanced nanofibers across a diverse range of mass-market industrial and consumer applications. Advanced is rapidly evolving and expected by management to eventually outpace EcoSmart’s coating operations in terms of percentage growth on both the expense and revenue sides. Despite Advanced’s lack of revenue to date, it is a venture that the Company’s management has been and continues to be very actively involved in developing, and that is increasingly consuming a greater percentage of our financial and human resources, a trend management expects to continue into the foreseeable future.

ECOSMART

The Company’s core business is centered around a line of specialty industrial glass-based “smart surface” coatings that have a wide range of uses across each of the industrial, commercial, and household market segments and that are centered around a U.S. patented technology that, either on its own or when coupled with any of an array of available proprietary formula additives, offers a unique combination of beneficial surface properties that allow for a broad array of multi-surface and end-product applications. Among others, such applications include:

▪	Heavy Construction Equipment/Vehicles
▪	Oil and Gas Drilling and Related Heavy Equipment
▪	Industrial and Residential HVAC Equipment, Commercial Refrigeration Systems, and Power Generators
▪	Interior and Exterior Flooring and Tiling, Pavers and Hardscapes

Over time, EcoSmart intends to develop itself in the strategic direction of becoming a leading research-oriented high-tech specialty “smart-surface” materials development and licensing company centered around a highly-qualified research team and state-of-the-art research lab and applying a combination of organic and inorganic chemistries, materials science engineering, and nanotechnology. EcoSmart currently has expertise and capabilities in each of these areas.

ADVANCED NANOFIBERS (VARIABLE INTEREST ENTITY)

Advanced Nanofibers LLC (“Advanced”) is a variable interest entity of which the Company owned a minority 24.875% interest at December 31, 2016 and is considered the primary beneficiary based on qualitative and quantitative features. Advanced is a Florida-based, nano-technology firm founded in September 2016 by the Company and two other technology firms as a collaborative joint venture focused on globally broadening the utilization of nanoparticle-enhanced nanofibers across a diverse range of mass-market industrial and consumer applications. Management believes the prospects for Advanced Nanofibers are extraordinary based on the following key factors that afford it a distinct competitive advantage:

▪	An industrial end-product that is significantly meaningfully to competitive products by virtue of a proprietary high-tech process;
▪	The ability to deliver that product at a fraction of the cost for which competitive product - meaningfully inferior in quality - is available; and
▪	The ability to produce and deliver that product – and to facilitate its use by those handling it - in a way that meaningfully lessens the health and safety risks ordinarily associated with the handling of both nanofibers and nanoparticles.

Table of Contents	F-6

At December 31, 2016, Advanced Nanofibers was owned and controlled approximately 99.5% by its three founding entities, each of which are actively involved in its development. In addition to the Company, this includes Nanotech Fibers LLC, a recently organized, Florida-based, closely-held, private firm engaged in various strategic pursuits within and surrounding the nanotech and related materials industrial sector, and EnVont, LLC, a Florida-based, venture-stage developer and marketer of proprietary nanotechnology-based materials and coatings focused on protective thin films, smart coatings and multi-functional particles. Although it is still in a pre-revenue stage of development, the Company’s management team devotes a very significant percentage of its time to the business of Advanced Nanofibers.

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in US dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries (Reagan Holdings, Inc., Findex.com, Inc. Delaware, and ESCT Acquisition Corp.), and the accounts of Advanced Nanofibers LLC, a Florida limited liability company and variable interest entity, of which the Company has been deemed the primary beneficiary. As of December 31, 2016, the Company owns a non-controlling, minority interest of 24.875% in Advanced. All inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain accounts in the Company’s 2015 financial statements have been reclassified for comparative purposes to conform with the presentation in 2016 financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates include inventory evaluation for slow moving and obsolete items, collectability of accounts receivable, assessing intangibles for impairment, useful lives of assets, and valuation of stock based compensation and consideration of variable interest entities.

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

Table of Contents	F-7

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

INTANGIBLE ASSETS OTHER THAN GOODWILL

The Company’s intangible assets consist of patents and patents pending acquired from third parties, and are recorded at cost. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350-30, General Intangibles Other Than Goodwill, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives, generally three to ten years. All intangible assets are tested for impairment annually during the fourth quarter. For the year ended December 31, 2016, the Company did not recognize any impairment expense related to intangible assets. For the year ended December 31, 2015, the Company recognized $15,000 in impairment expense related to the MRP assets. See Notes 6 and 9.

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

Table of Contents	F-8

For the year ended December 31, 2015, the Company recognized $1,433,465 of goodwill impairment expense related to the Findex legacy software segment which is no longer being actively pursued. See Note 13.

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

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. ASC 605-10 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company recognizes revenue when the earnings process is complete. That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses.

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

RESEARCH AND DEVELOPMENT

The Company’s research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, the Company records the research and development costs as a reduction against either personnel costs or professional fees. For facilities leasing related expenses, the Company records the research and development costs as a reduction against rent. For the years ended December 31, 2016 and 2015, the Company recognized $229,691 and $267,361, respectively, in research and development costs.

STOCK-BASED COMPENSATION

The Company recognizes share-based compensation in accordance with ASC 718, Compensation – Stock Compensation, using the modified prospective method. ASC 718 requires that the Company measure the cost of the employee services received in exchange for an award for equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period. See Note 15.

Table of Contents	F-9

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

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company classifies interest and penalties as a component of interest and other expenses. To date, the Company has not been assessed, nor has the Company paid, any interest or penalties. See Note 14.

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

EARNINGS (LOSS) PER SHARE

The Company follows the guidance of ASC 260, Earnings Per Share, to calculate and report basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period. For the Company, dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options and warrants for all periods and convertible notes payable.

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

The calculations of net loss per share for the year ended December 31, 2016 and 2015 excluded the impact of the following potential common shares as their inclusion would be anti-dilutive.

For the Year Ended December 31	2016	2015
Shares Issuable Upon Exercise of Outstanding Warrants	—	4,250,000
Shares Issuable Upon Conversion of Outstanding Convertible Note Payables	219,554,683	54,892,857
Total weighted average anti-dilutive potential common shares	219,554,683	59,142,857

DISCONTINUED OPERATIONS

On May 5, 2011, Findex entered into a Software Product Line Purchase Agreement with WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from Findex all of the assets associated with the QuickVerse® product line which centered around Findex’s industry-leading Bible-study software program. The specific assets conveyed include, among others, the underlying software source code, registered trade names, and existing product inventories. As a result, the Company has classified any associated liabilities as well as all expenses directly related to the QuickVerse® product line as discontinued operations for the years ended December 31, 2016 and 2015. See Note 19.

Table of Contents	F-10

RECENT ACCOUNTING PRONOUNCEMENTS

At December 31, 2016, there were no recent accounting pronouncements that the Company believed would have a material impact on its consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. However, as of December 31, 2016, the Company had negative working capital of $2,754,701 and had an accumulated deficit of $6,438,653. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken several actions in an attempt to mitigate this risk. These actions include capital raising initiatives involving the issuance of equity and/or notes payable to investors, as well as cash conservation initiatives involving the issuance of equity and/or notes payable to employees and related parties. The accompanying consolidated financial statements do not include any adjustments related to these uncertainties.

NOTE 3 – CONSOLIDATED VARIABLE INTEREST ENTITY

The Financial Accounting Standards Board authoritative guidance on consolidation requires the primary beneficiary of a Variable Interest Entity (VIE) to consolidate that entity. The primary beneficiary of a VIE is a company that has a controlling financial interest in the VIE without any corresponding voting rights control. Controlling financial interests exist when a company has both the power to direct the activities that most significantly impact a VIE’s economic performance, on the one hand, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE, on the other. The Company is one member, along with two other technology firms, of a collaborative joint venture, Advanced. This enterprise was formed by the joint venture participants for the purpose of focusing on globally broadening the utilization of nanoparticle-enhanced nanofibers across a diverse range of mass-market industrial and consumer applications. The Company was involved in the formation of Advanced in September 2016. During the fourth quarter of 2016, the Company determined that it was the primary beneficiary of Advanced based on qualitative and quantitative factors. Among other factors, and more specifically, the equity investors in Advanced do not, and are not obligated to, provide sufficient financial resources for the entity to support itself in terms of day-to-day research and development activities. However, the Company has provided financial support that is disproportionate to its equity interest and our CEO was involved in the organization of the entity. U.S. GAAP thereunder, requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities. For the year ended December 31, 2016, the Company provided the financial resources in the amount of $52,750 as support for Advanced’s day-to-day research and development activities. See Notes 1 and 20.

The carrying value of the assets and liabilities of Advanced which are consolidated as of December 31, 2016 are as follows:

As of December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$4,020
Total current assets	4,020
Total assets	$4,020

Liabilities and Members’ Deficit
Current Liabilities:
Due to Findex.com, Inc.	$52,750
Total current liabilities	52,750
Stockholders’ equity:
Member’s investment	4,020
Accumulated deficit	(52,750)
Total members’ deficit	(48,730)
Total liabilities and members’ deficit	$4,020

Net loss	$(52,750)

Table of Contents	F-11

NOTE 4 – INVENTORIES

At December 31, 2016 and 2015, inventories consisted of the following:

	2016	2015
Raw materials	$25,712	$24,753
Finished goods	2,337	4,364
Reserve for obsolete inventory	(2,773)	(9,320)
Inventories	$25,276	$19,797

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31, 2016 and 2015, property and equipment consisted of the following:

	2016	2015
Office equipment	$3,466	$3,466
Warehouse equipment	76,339	76,339
Computer equipment	8,708	8,708
Research lab	10,334	—
Office fixtures	3,750	—
Less: accumulated depreciation	(76,920)	(58,519)
Property and equipment	$25,677	$29,994

For the year ended December 31, 2016 and 2015, the Company recorded depreciation expense of $18,401 and $17,460, respectively. For the year ended December 31, 2016, the Company invested $10,334 in building out a new research lab within our corporate headquarters located in the Lake Park, Florida. The new research lab will replace the research lab located in Daytona Beach, Florida which was relocated in July 2016. See Note 16.

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

As of December 31, 2016 and 2015, the Company’s intangible assets, net of accumulated amortization consisted of the following:

Patents and/or software licenses, net	2016	2015
Cost	$697,955	$697,955
Amortization	(388,594)	(341,081)
Net intangible assets	$309,361	$356,874

	2016	2015
Beginning balance for total intangible assets	$356,874	$419,387
Impairment loss	—	(15,000)
Amortization	(47,513)	(47,513)
Intangible assets	$309,361	$356,874

Table of Contents	F-12

The Surface Modification Technologies assets include a patent, a patent pending, trade secret technology, instructions, manuals and materials on certain manufacturing processes and know-how. The MRP assets include trade secret technology, instructions, manuals and applicable materials on certain manufacturing processes. For the year ended December 31, 2015, the Company recognized $15,000 in impairment expense related to the MRP assets as the Company is no longer pursing this line of business. For the years ended December 31, 2016 and 2015, the Company recorded amortization expense of $47,513 and $47,513, respectively. See Notes 1 and 9.

Future amortization for the next five years for the Company’s intangible assets consist of the following:

Year	Anticipated Amortization
2017	47,513
2018	47,513
2019	47,513
2020	47,513
2021	47,513
Thereafter	71,796
Total anticipated amortization of intangible assets	$309,361

NOTE 7 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTIES

At December 31, 2016 and 2015, notes payable consisted of the following:

	2016	2015
Notes payable	$336,283	$336,283
Notes payable, convertible	25,000	30,000
Notes payable, related parties	---	239,000
Notes payable, related parties, convertible	1,824,633	470,000
Total	$2,185,916	$1,075,283

NOTES PAYABLE

At December 31, 2016 and 2015, notes payable consisted of the following:

		2016	2015
Note payable to a former shareholder, past due as of January 2012, together with accrued interest at 5% APR and interest on overdue principal accruing at 10% APR.	(a)	$28,783	$28,783
Note payable to a shareholder, past due as of August 1, 2015, together with accrued interest at 10% APR.	(b)	300,000	300,000
Note payable to a shareholder, payable upon demand, together with imputed interest only, as applicable.	(c)	7,500	7,500
Total		$336,283	$336,283

As of December 31, 2016, the Company had outstanding a past due note payable (b) to a shareholder in the amount of $300,000. A previously outstanding note payable to the same party, that had contained a conversion feature in the amount of $250,000, pre-dated this note. However, in March 2015, the Company entered into a loan modification agreement which provided that the original note, along with the attendant conversion feature, be cancelled, and that a replacement note to be issued in its stead at an upwardly adjusted principal amount of $300,000, but without any associated conversion feature. In accordance with ASC 470-50-40, the Company deemed the transaction for accounting purposes to be a debt extinguishment due to the substantially different terms, and, as a result, recorded a gain on debt settlement of $200,000. For the year ended December 31, 2016, the Company recognized a debt discount of $9,900 associated with two notes payable as they each carried a beneficial conversion feature. This debt discount has been fully amortized to interest expense for the year ended December 31, 2016. See Note 12.

At December 31, 2016, the Company was in arrears on the unsecured term note payable (a) to a former shareholder, and the unsecured term note payable (b) to a current shareholder.

Table of Contents	F-13

NOTES PAYABLE, CONVERTIBLE

At December 31, 2016 and 2015, notes payable, convertible consisted of the following:

		2016	2015
Note payable to a shareholder, past due as of October 6, 2015, together with a fixed interest payment of $2,000, and convertible at $0.01 per share of common stock.	(a)	$—	$20,000
Note payable to an investor due as of September 2016, together with accrued interest at 10% APR, and convertible at $0.02 per share of common stock.	(b)	—	10,000
Note payable to a shareholder, past due as of April 23, 2016, together with a fixed interest payment of $1,000, and convertible at $0.005 per share of common stock.	(c)	—	—
Note payable to an investor due as of January 20, 2017, together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(d)	25,000	—
Total		$25,000	$30,000

In April 2016, the Company repaid and retired a $10,000 note (c) to a private investor together with $1,000 in then-accrued interest ($11,000 total). During September 2016, a private investor of a convertible note payable (b) opted to convert the note payable plus accrued interest totaling $10,456 into 2,613,963 shares of common stock. The Company repriced the original conversion of $0.02 per share to $0.004 per share which resulted in a loss on conversion in the amount of $13,593. See Note 10. The Company repaid a $10,000 convertible note payable (c) to a current shareholder during October 2016, and the Company also repaid a $20,000 convertible note payable (a) to a current shareholder during December 2016. The accrued interest for both repaid convertible note payables (a) and (c) remain unpaid at a total of $2,000 and $1,000 ($3,000 total), respectively.

NOTES PAYABLE, RELATED PARTIES

At December 31, 2016 and 2015, notes payable, related parties consisted of the following:

		2016		2015
Note payable to a former officer, director and significant shareholder of EcoSmart Surface and Coatings Technology, Inc. prior to the Company’s merger with such firm in July 2014, past due as of August 3, 2016, together with imputed interest only, as applicable.	(a)	$	---	$$239,000
Total		$	---	$$239,000

During the year ended December 31, 2016, the Company paid $17,950 to a related party note holder and current shareholder (a) in exchange for the release and discharge in full of a Company note in the amount of $239,000, which had come due August 3, 2016. As a result of this negotiated settlement with the related party, the Company will recognize a contribution of capital of $221,050 for the year ended December 31, 2016. See Note 8.

Table of Contents	F-14

NOTES PAYABLE, RELATED PARTIES, CONVERTIBLE

At December 31, 2016 and 2015, notes payable, related parties, convertible consisted of the following:

		2016	2015
Note payable to a company controlled by an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(a)	$60,000	$60,000
Note payable to the Company’s outside general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(b)	150,000	150,000
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(c)	30,000	30,000
Note payable to the Company’s outside general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(d)	120,000	120,000
Note payable to the Company’s outside general counsel (also a shareholder), due on demand together with accrued interest at 12% APR, and convertible at $0.008 per share of common stock.	(e)	10,000	10,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due November 13, 2018 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(f)	100,000	100,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 4, 2017 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(g)	50,000	—
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 18, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(h)	100,000	—
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due May 12, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(i)	50,000	—
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due June 7, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(j)	200,000	—
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due July 28, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(k)	300,000	—
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(l)	55,500	—
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(m)	20,500	—
Note payable to the Company’s president and chief executive officer (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(n)	349,329	—
Note payable to the Company’s controller who is also a shareholder, which note is due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(o)	134,604	—
Note payable to the Company’s vice president of research and development (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(p)	49,000	—
Note payable to an independent contractor (also a shareholder), which note payable is due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(q)	25,700	—
Note payable in the name of a son of an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.005 per share of common stock.	(r)	20,000	—
Total		$1,824,633	$470,000

Table of Contents	F-15

Notes (a), (c), (l) and (r) reflect amounts due to a single outside director of the Company, who is also a shareholder, based on such director having (i) made certain vendor obligation payments directly on behalf of and for the benefit of the Company, (ii) having advanced certain funds to the Company at various dates for general working capital purposes, and (iii) having accrued director’s fees earned through September 15, 2016. In addition, the Company has recorded accounts payable, related parties, in the amount of $15,421 to the holder of notes (a), (c), (l) and (r).

Notes (b) and (d) reflect payment obligations owed to the Company’s outside general counsel for legal services incurred by the Company for the years ended December 31, 2015 and 2014.

Note (e) reflects a convertible debt investment made by the Company’s outside general counsel to the Company.

Notes (f), (g), (h), (i), (j) and (k) reflect amounts due to a certain related party investor and significant shareholder for convertible debt investments made from time to time as indicated.

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

Note (q) reflects amounts due to an independent contractor who was President of one of EcoSmart’s divisions prior to the merger with EcoSmart and a current shareholder of the Company, for past earnings. See Note 17.

For the year ended December 31, 2016, the Company received proceeds from the issuance of convertible notes payable in the amount of $45,000 and an additional $700,000 from the issuance of convertible notes payable to related parties (total $745,000).

NOTE 8 – FORGIVENESS OF NOTES PAYABLE TO RELATED PARTY

During the year ended December 31, 2016, the Company paid $17,950 to a related party note holder and current shareholder in exchange for the release and discharge in full of a Company note in the amount of $239,000, which had come due on August 3, 2016. As a result of this negotiated settlement with the related party, the Company recognized a contribution of capital of $221,050 for the year ended December 31, 2016. See Note 7.

NOTE 9 – IMPAIRMENT EXPENSE ON INTANGIBLE ASSET

During the year ended December 31, 2015, the Company tested for impairment certain intangible assets associated with the MRP assets, which include trade secret technology, instructions, manuals and applicable materials on certain manufacturing processes. After careful review and evaluation of the MRP assets, the Company’s management feels that furthering research and development and/or marketing/sales efforts connected to the MRP assets are not the best use of Company’s funds or time from the Company’s management or sales team at this time. Therefore, in accordance with ASC 360-10-35, Property, Plant and Equipment, Overall, Subsequent Measurement, the Company recognized an impairment expense of $15,000 during the year ended December 31, 2015 for the MRP intangible assets. This has been treated as an operating expense and included in Impairment expense on the Company’s Consolidated Statement of Operations. See Notes 1 and 6.

NOTE 10 – LOSS ON CONVERSION OF NOTE PAYABLE

On September 9, 2016, an investor holding a convertible note elected to convert such note, together with all then-accrued interest, totaling $10,456 into 2,613,963 shares of common stock. In connection with such election, the Company repriced the original conversion of $0.02 per share to $0.004 per share, which resulted in an accounting loss upon such conversion. The Company consequently recognized a loss of $13,593 and included it in Loss on conversion of note payable on our Consolidated Statement of Operations for the year ended December 31, 2016. See Notes 7 and 15.

Table of Contents	F-16

NOTE 11 – GAIN ON INTANGIBLE ASSET

During the year ended December 31, 2015, the Company sold the domain website name, www.formtool.com, and the FormTool registered trademark to a private company for $15,000 which was to be paid out in installments over twelve months. The Company continues to operate its FormTool website under the domain name of www.formtoolsoftware.com. In connection with the sale of the domain website name and the registered trademark, The Company and a previous note holder, whom acted as an Agent on behalf of the Company for this transaction, agreed to cancel a note payable, plus interest, totaling $24,380. In exchange, the note holder received installment payments totaling $15,000 originally owed to the Company for the sale of the domain website name, www.formtool.com, and the FormTool registered trademark. At December 31, 2015, the Company did not have a value assigned to the intangible assets consisting of the domain website name, www.formtool.com, and the FormTool registered trademark. As a result, the Company recognized a gain on intangible asset of $24,380 on our Consolidated Statement of Operations for the year ended December 31, 2015. See Note 1.

NOTE 12 – GAIN ON DEBT SETTLEMENT

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

NOTE 13 – IMPAIRMENT LOSS OF FINDEX LEGACY SOFTWARE SEGMENT

As required by ASC 350, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment during the fourth quarter of its fiscal year. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon occurrence of certain events. The Company has one reporting unit. The annual goodwill impairment test is a two-step process. First, the Company determines if the carrying value of its reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company then determines that goodwill may be impaired, it compares the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. For the year ended December 31, 2015, the Company recognized $1,433,465 of goodwill impairment expense related to the Findex legacy software segment which is no longer being actively pursued, and has treated it as an Impairment loss of Findex legacy software segment on our Consolidated Statement of Operations. See Note 1.

NOTE 14 – INCOME TAXES

For the year ended December 31, 2016, the Company incurred a net loss of $1,025,807. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $13,196,000 at December 31, 2016, and will expire beginning in the year 2021.

Table of Contents	F-17

The provision for taxes on income from operations for the years ended December 31, 2016 and 2015 consisted of the following:

	2016	2015
Expense (benefit) at Federal statutory rate – 34%	$(345,780)	$(838,100)
State tax effects, net of Federal taxes	(1,737)	(4,210)
Nondeductible expenses	1,777	663

Deferred tax asset valuation allowance	345,740	841,647
Income tax expense	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2016 and 2015:

	2016	2015
Net operating loss carry-forward	$2,828,708	$760,042
Valuation allowance	(2,828,708)	(760,042)
Net deferred tax asset	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recorded primarily related to tax benefits associated with income tax operating loss carry-forwards. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable.

At December 31, 2016, the Company had available net operating loss carry-forwards of approximately $13,196,000 for federal income tax purposes that have a range of expiration dates beginning in the year of 2020 and extending through the year of 2036. The federal carryforwards resulted from losses generated in 1996 through 2002, 2005, 2006, 2008, 2009, 2010, 2012, 2013, 2014, 2015 and 2016.

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

NOTE 15 – STOCKHOLDERS’ DEFICIT

At December 31, 2016 and 2015, the Company’s stockholders’ equity transactions consisted of the following:

Table of Contents	F-18

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Price per share	Consideration	Number of Warrants	Footnotes
Common Stock Issuances
Sale of Common Shares for Cash
Year ended December 31, 2016	Restricted Common Stock	Private Purchasers	5,000,000	$0.010	$50,000	—	1
Year ended December 31, 2016	Restricted Common Stock	Private Purchaser	3,500,000	$0.006	$21,000	—	2

Issuance of Common Shares for Converted Notes Payable
Year ended December 31, 2016	Restricted Common Stock	Private Investor	2,613,963	$0.004	$10,456	—	3

Issuance of Common Shares for Services
Year ended December 31, 2016	Restricted Common Stock	Independent Consultant	1,639,490	Varied (4)	$8,513	—	4

We relied in each case for these unregistered sales on the private offering exemption of Section 4(a)(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the acquirer’s relative to their accreditation and/or sophistication (or from offeree or purchaser representatives, as applicable), (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the acquirer’s.

(1) These subscriptions by individual investors were part of a private offering of securities. The purchase price was $0.01 per share, and the aggregate proceeds amounted to $50,000, all of which was paid in cash.

(2) This subscription by an individual investor was part of a private offering of securities. The purchase price was $0.006 per share, and the aggregate proceeds amounted to $21,000, all of which was paid in cash.

(3) Issued upon election by an investor to convert an outstanding note to equity at a price equal to $0.004 per share. Inclusive of accrued interest, the note totaled $10,456 as of the date of conversion. See Notes 7 and 10.

(4) This subscription by an individual investor was part of a private offering of securities. The purchase price, which represented a total value of $8,513, and all of which was paid for in the form of business development services previously performed for the benefit of the Company, was established for purposes of valuation on the basis of the closing price of the Company common stock on those days during which such services were performed.

Table of Contents	F-19

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Price per share	Consideration	Number of Warrants	Footnotes
Common Stock Issuances
Sale of Common Shares for Cash
Year ended December 31, 2015	Restricted Common Stock	Private Purchasers	42,500,000	$0.010	$425,000	4,250,000	1
Year ended December 31, 2015	Restricted Common Stock	Private Purchaser	4,000,000	$0.005	$20,000	—	2
Year ended December 31, 2015	Restricted Common Stock	Outside Director	4,000,000	$0.005	$20,000	—	2

Issuance of Common Shares for compensation to employees, executive officers and board of directors
Year ended December 31, 2015	Restricted Common Stock	Outside Directors	2,071,429	$0.014	$29,000	—	3

Issuance of Common Shares for compensation to contractors
Year ended December 31, 2015	Restricted Common Stock	Consultants	6,000,000	$0.014	$84,000	—	4

We relied in each case for these unregistered sales on the private offering exemption of Section 4(a)(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the acquirer’s relative to their accreditation and/or sophistication (or from offeree or purchaser representatives, as applicable), (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the acquirer’s.

(1) These subscriptions by individual investors were part of a private unit offering of securities commenced as of December 8, 2014 and pursuant to which each unit, priced at $10,000 each, consisted of 1,000,000 shares of common stock (representing a price of $0.01 per share) and a warrant to purchase an additional 100,000 shares of common stock at an exercise price of $0.10 per share for up to one year. The aggregate proceeds realized by the Company under these subscriptions amounted to $425,000, all of which was paid in cash.

(2) These subscriptions by individual investors, one of which was an outside board member, were part of a private offering of securities. The purchase price was $0.005 per share, and the aggregate proceeds amounted to $40,000, all of which was paid in cash.

(3) These subscriptions by our outside directors were part of a private offering of securities. The purchase price was $0.014 per share, representing a total value of $29,000, all of which was paid in the form of director services during the period January 2014 through December 2014. The purchase price was established based on the closing price of our common stock on the date of grant, March 6, 2015.

(4) These subscriptions by individual investors were part of a private offering of securities. The purchase price was $0.014 per share, representing a total value of $84,000, all of which was paid in the form of consulting, planning, research and development, and enhancement of sales services previously performed. The purchase price was established based on the closing price of our common stock on the date of grant, March 6, 2015

Table of Contents	F-20

Common Stock

For the year ended December 31, 2015, the Company cancelled 75,345 shares of common stock that was initially part of the Merger Agreement. These shares were cancelled due to an error in initially calculating the number of shares to be issued upon conversion following the merger with EcoSmart.

Finally, during the year ended December 31, 2015 the Company accepted the cancellation of 2,192,500 shares of common stock held by the CEO and majority-controlling stockholder of EcoSmart prior to the merger.

COMMON STOCK WARRANTS

For the year ended December 31, 2016, the Company did not issue any warrants. For the year ended December 31, 2015, the Company issued warrants to individuals in connection with certain Company common stock subscriptions. Each such warrant enabled the holder to purchase up to an additional 100,000 (4,250,000 in total) shares of common stock (beyond their otherwise subscribed-for shares) for a period of up to one year at an exercise price of $0.10 per share. During the years ended December 31, 2016 and 2015, none of such warrants were exercised. Fourteen warrants, exercisable in the aggregate for a total of 4,250,000 shares of common stock, expired prior to exercise during the year ended December 31, 2016. As of December 31, 2016, there were no warrants outstanding.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the amount of potential liability the Company is likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect the Company’s financial condition.

In July, 2014, the Company entered into an employment agreement with the Company’s president and chief executive officer. The agreement provides for a base annual salary of $162,500, a term of three (3) years, and contains a provision for an incentive-based cash bonus equal to one and one half percent (1.5%) of free cash flow (as calculated pursuant to a stated formula) up to a maximum of $500,000 for any single fiscal year. As of December 31, 2016, and 2015 no amounts for bonuses had been earned or accrued under this provision. In addition to the bonus provision and the annual base salary, the employment agreement provides for payment of previously accrued base salary in the amount of $50,509 and vested deferred vacation compensation in the amount of $12,501 as of December 31, 2016 and are included in accrued payroll. The agreement further provides for severance compensation equal to the then base salary until the expiration of the term of the agreement. There is no severance compensation in the event of voluntary termination or termination for cause.

In March, 2015, the Company entered into an employment agreement with our vice president of research and development. Among other terms and provisions, the employment agreement provides specific executive-level responsibilities for a term of 3 years, unless otherwise extended or terminated by either party, either for cause, without cause, due to disability or death, or voluntarily. During the term of the employment agreement, and in addition to certain benefits, expense coverage and severance compensation, our vice president of research and development is entitled to a base annual salary of not less than $120,000, as well as a royalty of 5% of the gross revenue, net of returns, for all revenues generated by products relying on the intellectual property assigned to the Company. For the year ended December 31, 2016 and 2015, the Company has made payments to a company owned by our Vice President of Research and Development under these arrangements. As of December 31, 2016, the Company has accrued approximately $10,333 in accrued royalties under this agreement. See Notes 7 and 17.

The Company occupies an office building for its corporate headquarters located in Lake Park, Florida. In January 2015, the Company renewed a lease agreement with a shareholder for this 8,560 square foot facility under a five year lease agreement ending December 31, 2019 with an option to renew for one successive term of five years at the then current occupancy rates. The monthly rent, including sales and use taxes, is $7,211. In accordance with the terms of the leasehold agreement, the Company is responsible for all utilities, repairs and maintenance.

In February 2015, the Company entered into a lease agreement for a research facility located in Daytona Beach, Florida. The Company leases this 3,200 square foot facility under a month-to-month lease agreement ending on December 31, 2016. The monthly rent, including sales and use taxes, is $2,929. In accordance with the terms of the leasehold agreement, we are responsible for all utilities, repairs and maintenance. In June 2016, the Company provided notice that we were terminating this lease agreement effective July 31, 2016. There were no termination fees incurred due to the lease being a month to month lease agreement. As of December 31, 2016, the Company has accrued $7,891 for past rent owed less a deposit of $2,500 (total $5,391). The Company has since relocated all property and equipment as well as all personnel previously occupying this facility to our corporate headquarters located in Lake Park, Florida.

Table of Contents	F-21

Total rent expense for the years ended December 31, 2016 and 2015 for these facilities, before adjustments of reclassified facilities cost for research and development, totaled $107,055 and $118,504, respectively.

At December 31, 2016, the future minimum rental payments required under these arrangements total approximately $263,508:

Future Minimum
Year	Rental Payments
2017	$86,532
2018	$87,828
2019	$89,148
Total future minimum rental payments	$263,508

NOTE 17 – RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2016, the Company paid $17,950 to a related party note holder and current shareholder in exchange for the release and discharge in full of a Company note in the amount of $239,000, which had come due August 3, 2016. As a result of this negotiated settlement with the related party, the Company will recognize a contribution of capital of $221,050 for the year ended December 31, 2016. See Notes 7 and 8.

As of December 31, 2016, one of the Company’s directors held four, separate convertible notes issued by the Company. These convertible notes reflect a portion of the aggregate amount that such outside director is owed by the Company for a combination of (i) certain vendor payments made by him on the Company’s behalf, (ii) cash previously advanced to the Company for working capital, and (iii) director’s fees earned through September 15, 2016. One of these notes, in the face amount of $60,000, was issued to a company controlled by the director, is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. Another of these notes, issued to the director personally, is in the face amount of $30,000, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. The third of these notes, also issued to the director personally, is in the face amount of $55,500, is due on demand, together with accrued interest at 4.5% and is convertible at $0.007 per share of common stock. The fourth note, issued in the name of the director’s son, is in the face amount of $20,000, is due on demand, together with accrued interest at 4.5% and is convertible at $0.005 per share of common stock. See Notes 7 and 15.

As of December 31, 2016, the Company’s outside general counsel held three convertible notes issued by the Company. One such note reflected an amount due for legal services provided for the year ended December 31, 2014 in the amount of $150,000. This note is payable by the Company on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. Another of these notes reflected an amount due for legal services provided for the year ended December 31, 2015 in the amount of $120,000. This note is similarly payable on demand, together with accrued interest at 4.5% APR, and is convertible at $0.007 per share of common stock. A third note is in the amount of $10,000, reflects funds advanced to the Company for working capital, is due on demand, together with accrued interest at 12% APR, and is convertible at $0.008 per share of common stock. See Note 7.

As of December 31, 2016, the Company had issued a total of six (6) convertible notes to a certain related party investor and significant shareholder. The first such note is in the amount of $100,000, is due on November 13, 2018, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The second such note is also in the amount of $100,000, is due on March 18, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The third such note is in the amount of $50,000, is due on May 12, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The fourth such note is in the amount of $100,000, is due on June 7, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The fifth such note is in the amount of $300,000, is due on July 28, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. And the sixth such note is in the amount of $50,000, is due on demand, together with interest at 10% APR, and is convertible at $0.01 per share of common stock. See Note 7. Furthermore, the current shareholder purchased product from the Company for the year ended December 31, 2015 in the amount of $2,682 which is included in Revenue, related party.

Table of Contents	F-22

As of December 31, 2016, one of the Company’s directors held one convertible note issued by the Company in the face amount of $20,500 (for director’s fees earned through September 15, 2016), which note is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

As of December 31, 2016, the Company’s president and chief executive officer held one convertible note issued by the Company representing previously accrued base salary in the amount of $349,329. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

As of December 31, 2016, the Company’s controller held one convertible note issued by the Company representing previously accrued base salary in the amount of $134,604. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

As of December 31, 2016, the Company’s vice president of research and development held one convertible note representing previously accrued base salary in the amount of $49,000. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

As of December 31, 2016, an independent contractor who had been the president of one of EcoSmart’s divisions prior to the merger with the Company, who is also shareholder of the Company, held one convertible note representing accrued earnings in the amount of $25,700. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

As of December 31, 2016, the Company had entered into an operating agreement with Advanced Nanofibers LLC (“Advanced”). Advanced is a variable interest entity of which the Company owned a minority 24.875% interest at December 31, 2016 and is considered the primary beneficiary based on qualitative and quantitative features. Advanced is a Florida-based, nano-technology firm founded in September 2016 by the Company and two other technology firms as a collaborative joint venture focused on globally broadening the utilization of nanoparticle-enhanced nanofibers across a diverse range of mass-market industrial and consumer applications. The three entity members of Advanced include the Company, Nanotech Fibers LLC, and EnVont, LLC. The Company’s president and chief executive officer currently holds a 18.75% equity interest in Nanotech Fibers LLC through a closely held private Florida limited liability company, August Center Street Holdings LLC. August Center Street Holdings is owned 75% by the Company’s president and chief executive officer and 25% by the Company’s general counsel.

During the years ended December 31, 2016 and 2015, the Company recorded revenue for sales to shareholders in the amount of $66,979 and $16,616, respectively. For the year ended December 31, 2016, one shareholder accounted for approximately 15% of Company revenue and, as a group, the sales to shareholders accounted for approximately 21% of Company revenues. These revenues are recorded as revenue, related party on the Company’s Consolidated Statements of Operations.

NOTE 18 – CUSTOMER AND VENDOR CONCENTRATIONS

For the years ended December 31, 2016 and 2015, the Company generated a significant portion of its revenues from certain customers as follows:

	% of Total Revenues		Accounts Receivable as of
	2016	2015	December 31, 2016
Customer A	15.46%	4.23%	$4,850
Customer B	14.80%	5.32%	$10,839
Customer C	13.38%	—	$—

For the years ended December 31, 2016 and 2015, the Company’s significant product and chemical raw material purchases were as follows:

	% to Total Products		Accounts Payable as of
	2016	2015	December 31, 2016
Vendor A	54.73%	46.40%	$—
Vendor B	10.05%	—	$—
Vendor C	—	16.94%	$8,835

Table of Contents	F-23

The Company has no long-term written agreements with any of these vendors. The payment terms are generally net 30 days, and the Company is not substantially dependent upon any one or more of them; all are easily replaceable with any locally or nationally available supplier.

NOTE 19 – DISCONTINUED OPERATIONS

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

As a result of the decision to sell the QuickVerse® product line, the Company has classified the QuickVerse® product line as discontinued operations for the years ended December 31, 2016 and 2015. The Company has recorded the remaining class of liabilities for the QuickVerse® product line as presented below:

Other current liabilities from discontinued operations:	December 31, 2016	December 31, 2015
Accrued royalties	$114,368	$114,368
Other current liabilities from discontinued operations	$114,368	$114,368

NOTE 20 – SUBSEQUENT EVENTS

In January 2017, the Company’s ownership interest in Advanced Nanofibers LLC decreased from 24.875% to 23.88% due to the addition of a new member to the LLC.

In February 2017, five separate individual investors were part of a private offering of securities. The purchase price was $0.01 per share of common stock, and the aggregate proceeds amounted to a total of $88,000, all of which was paid in cash, and 8,800,000 restricted shares of Company common stock were committed to be issued.

In March 2017, three separate individual investors were part of a private offering of securities. The purchase price was $0.01 per share of common stock, and the aggregate proceeds amounted to a total of $50,000, all of which was paid in cash, and 5,000,000 restricted shares of Company common stock were committed to be issued.

In April 2017, an individual investor was part of a private offering of securities. The purchase price was $0.01 per share of common stock, and the aggregate proceeds amounted to a total of $10,000, all of which was paid in cash, and 1,000,000 restricted shares of Company common stock were committed to be issued.

For the period of January 2017 through March 2017, the Company committed to issue 568,616 restricted shares of Company common stock to an independent contractor for certain business development services provided. The agreement with the independent contractor calls for the contractor to be paid at an hourly rate of $100, half of which is payable in cash and half of which is payable in restricted shares of Company common stock, such shares to be valued at the closing price of Company common stock on the relevant service day(s).

Table of Contents	F-24

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T). Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K December 31, 2016, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the following material weaknesses identified in the Company’s internal controls over financial reporting: 1) The Company does not have adequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions; 2) The Company does not have an independent audit committee that can provide oversight of management.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).

Our management, under the supervision of our Chief Executive Officer/Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on the assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2016, there were no changes in our internal control over financial reporting, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

There were no reportable events under this Item 9B during the fourth quarter of the fiscal year ended December 31, 2016.

Table of Contents	- 52 -

PART III

Item 10. Directors, Executive Officers and corporate governance.

Our directors and executive officers and their ages as of April 17, 2017 were as follows:

Name	Age	Position
Steven Malone	50	Director, Chairman of the Board, President and Chief Financial Officer
Bo Gimvang	65	Vice President of Research and Development
John A. Kuehne, CA	59	Director
Donald Schoenfeld	51	Director

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

Bo Gimvang – Vice President of Research and Development

Mr. Gimvang has served as our Lead Chemist since July 2014 and as Vice President of Research and Development since March 2015. Mr. Gimvang has over 30 years of experience in the formulation of industrial coatings and composites and has several patents granted and published around the world. Furthermore, Mr. Gimvang specializes in chemical plant processing engineering design, application processes of nano-coatings, design of specialty surface treatments and modifications, and patent application filings. Previously, Mr. Gimvang served as Chief Technology Officer at Xurex, Inc., a leading manufacturer of nano-molecular coatings for industrial applications. Prior to Xurex, Inc., Mr. Gimvang served as President at three separate companies of which were Thermacell Technologies, Inc., Degabond, Inc. and Cytech, Laboratories Inc. Each of these three companies specialized in industrial coatings technology in one form or another. Mr. Gimvang served a year in the Swedish Royal Air Force, worked as a public speaker at the European Coating Conference in Nuremburg, Germany and the International Silicone Conference in Barcelona, Spain and earned a Master’s Degree in Inorganic Chemistry, a Master’s Degree in Organic Chemistry, and a Bachelor’s Degree in Chemical Engineering from KTH University in Stockholm, Sweden.

John A. Kuehne, CPA, CA – Director

Mr. Kuehne has served as one of our directors since December 2000. Mr. Kuehne is an Angel Investor and Management Consultant, advising, assisting and investing in both startups and small public companies. Mr. Kuehne is presently the Chief Financial Officer of Highbury Energy Inc. a clean technology startup making Synthetic high energy gas from Bio-fuels. Previously, from 2010 to 2015 Mr. Kuehne was part of an association of Angel Investors known as Global Energy Horizons that specialized in commercializing new technologies, in both clean tech and energy. Mr. Kuehne was the President of SmallCap Corporate Partners Inc., a management consulting firm for micro-cap and small-cap public companies, specializing in corporate finance and investor communications, from 2003 to 2009.  Prior to SmallCap, Mr. Kuehne served as a management consultant with Alliance Corporate Services Inc. from July 2000 through to June 2003.  From 1990 to 1999 Mr. Kuehne was with Doman Industries Limited, a large Canadian forest products company with consolidated annual sales of over $600 million and assets in excess of $1 billion, where he eventually became Chief Financial Officer. While the CFO of Doman Industries, he completed a $125 million senior note issue and the $140 million acquisition of Pacific Forest Products.  Mr. Kuehne began his career in corporate finance and accounting, spending over 9 years with the premier public accounting firm of Deloitte’s in both Edmonton and Chicago. Mr. Kuehne holds a Bachelor of Commerce degree from the University of Alberta (1984) and a Masters of Management from the J.L.Kellogg Graduate School of Management at Northwestern University (1990). Since October 2012 Mr. Kuehne has served as a Director of Goldstrike Resources Ltd., a Canadian Venture Exchange public company.  From June 2000 to May 2004 he served as a director of Prospector Consolidated Resources Inc., a Canadian public company. From January 2003 to November 2004 he served as a director of Beau Pre Explorations Ltd., also a Canadian public company. Mr. Kuehne qualified as a Canadian Chartered Accountant in 1983 and as an American Certified Public Accountant in 1985.

Table of Contents	- 53 -

Donald Schoenfeld - Director

Mr. Schoenfeld is an entrepreneur with a specialty in sales and has over 29 years of experience owning and operating several businesses, highlighted by the following:

▪	In 1987 he founded Wa-Pa-Ghetti's Pizza in Rolling Meadows, IL, which he sold in 1992.
▪	From 1992 to 1994 he owned and operated a marketing company for small businesses.
▪	Also during 1992, Mr. Schoenfeld purchased Final Touch, an owner-operated small auto detailing business located in Highland Park, IL. Under Mr. Schoenfeld’s tutelage, Final Touch significantly expanded the array of services that it provided to include detailing, dent removal, auto refinishing, and a variety of other cosmetics. In 2007, with 25 employees and a substantial increase in gross revenues, Final touch was sold.
▪	From 2008 through 2010, Mr. Schoenfeld became the principal manager of Owners Choice Auto Body, located in Highland Park, IL. During his tenure with this business, Mr. Schoenfeld had primary P&L responsibility while sales increased approximately 65%. Not long after selling the business, sales of this business dropped dramatically. Mr. Schoenfeld was thereafter given the opportunity to repurchase the business, which he did in 2010. Since then, he has re-established the identity of the business and returned it to profitability in 2011.
▪	In 2014, Mr. Schoenfeld took on the role of regional manager for InforMD Solutions, a firm that provides point-of-care solutions that are designed to improve patient outcomes and enhance practice performance.
▪	In 2016, Mr. Schoenfeld sold his share of the InforMD Solutions business and began working for Clipper Magazine in July 2016. At Clipper Magazine’s training course in October 2016, Mr. Schoenfeld was voted by the class most likely to succeed and was awarded Top Gun award along with overall excellence in sales revenue, multi-issue sales and most new clients. He also holds the highest pre-booked sales going into training since Clipper Magazine’s inception in 1983.

Board of Directors Committees

Currently our two standing committees comprised of members of our board of directors are our audit committee and our compensation committee. Since December 2000, our board of directors has maintained an audit committee. As of April 17, 2017, the audit committee consisted of one member, John Kuehne. Since July 2003, we have maintained a compensation committee. We currently have two members, John A. Kuehne and Donald Schoenfeld, serving on our compensation committee.

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

Table of Contents	- 54 -

The following table sets forth the compliance reporting under Section 16(a) for the fiscal year ended December 31, 2016.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Steven Malone	1	1	—
John A. Kuehne	1	1	—
Donald Schoenfeld	1	1	—
Renewable Corp	—	—	1

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned or paid, for each of the last two fiscal years to our Chief Executive Officer and each of our executive officers earning a total compensation of $100,000 or more during any such fiscal year. Steven Malone has served as our President and Chief Executive Officer since March 2001 and as our Chief Financial Officer since July 2010. Bo Gimvang has served as our Lead Chemist since July 2014 and as Vice President of Research and Development since March 2015. No other individuals employed by us earned a total compensation in excess of $100,000 during the fiscal year ended December 31, 2016.

Summary Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)			Option Awards ($)		Non-equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Steven Malone,	2016	$163,375	$	---	$	---		$	---	$	---	$	---	$12,500	(a)	$175,875
President, Chief Executive Officer and Chief Financial Officer	2015	$166,202	$	---	$	---		$	---	$	---	$	---	$12,500	(a)	$178,702

Bo Gimvang,	2016	$129,000	$	---	$	---		$	---	$	---	$	---	$7,320	(b)	$136,320
Vice President of Research and Development	2015	$128,500	$	---		$35,000	(c)	$	---	$	---	$	---	$3,388	(b)	$166,888

(a) This represents earnings accrued at the end of each fiscal year for vacation hours earned that would be required to be paid in connection with any termination, including without limitation through retirement, resignation, severance or constructive termination of any such executive officer's employment.

(b) This represents earnings at the end of each fiscal year for royalties of 5% of the gross revenue, net of returns, for all revenues generated by the intellectual property that Mr. Gimvang has assigned to the Company per his employment agreement.

(c) This represents shares in lieu of cash for outside consultant services previously rendered valued at $0.014 per share of common stock on March 6, 2015.

Table of Contents	- 55 -

EQUITY AWARDS

Information Concerning Stock Options

As of the fiscal year ended December 31, 2016, we did not have any outstanding equity awards, specifically unexercised options, stock that has not vested, and equity incentive plan awards, held by the executive officers. Furthermore, we did not grant stock options to our executive officers during the fiscal year ended December 31, 2016, and no executive exercised any stock options during the fiscal year 2016.

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

Director Compensation

On September 21, 2016, we issued our outside director, John Kuehne, a convertible note payable in the amount of $55,500 in lieu of cash and meeting fees accrued and earned for the period of January 1, 2015 through September 15, 2016. The convertible note payable is convertible at $0.007 per share and carries an interest rate of 4.5% per annum. In addition, on September 21, 2016 we issued our outside director, Donald Schoenfeld, a convertible note payable in the amount of $20,500 in lieu of cash and meeting fees accrued and earned for the period of January 1, 2015 through September 15, 2016. The convertible note payable is convertible at $0.007 per share and carries an interest rate of 4.5% per annum.

As of the date hereof, we have accrued approximately $21,000 in director’s fees for our outside directors for the period of October 1, 2012 through December 31, 2016.

The following table sets forth the compensation of our outside directors for the fiscal year ended December 31, 2016.

Director Compensation
Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)	Total ($)
John Kuehne	$36,000	$	---	$	---	$	---	$	---	$	---	$36,000

Donald Schoenfeld	$12,000	$	---	$	---	$	---	$	---	$	---	$12,000

Mr. Kuehne has served as one of our directors since December 2000. Mr. Kuehne's compensation agreement provides for a monthly fee of $1,000 for committee services and a monthly fee of $1,000 for services as a “financial expert” (as defined in Item 407(d)(5) of Regulation S-K). Effective July 1, 2015, we increased the monthly fee for services as a “financial expert” to $2,000 per month. We have accrued $3,000 a month for Mr. Kuehne’s services for the period of January 1, 2016 through December 31, 2016. Mr. Schoenfeld has served as one of our directors since late July 2014. Mr. Schoenfeld’s compensation agreement provides for a monthly fee of $1,000 for committee services. We have accrued $1,000 a month for Mr. Schoenfeld’s services for the period of January 1, 2016 through December 31, 2016.

Table of Contents	- 56 -

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related stockholder matters.

The tables below set forth information regarding the beneficial ownership of our common stock as of April 17, 2017. The information in these tables provides the ownership information for:

▪	each person known by us to be the beneficial owner of more than 5% of our common stock;
▪	each of our directors and executive officers; and
▪	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 504,905,633 shares of common stock currently outstanding as well as an additional 219,554,683 shares of common stock that could potentially be outstanding through conversion of note payables and outstanding warrants. The address of each person listed is in care of Findex.com, Inc., 1313 South Killian Drive, Lake Park, Florida 33403.

Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Morio Mito (1)	100,000,000	13.80%
Common Stock	Steven Malone (2)	93,074,102	12.85%
Common Stock	John Kuehne (3)	57,831,157	7.98%
Common Stock	Green Tech Consulting Group (4)	40,069,716	5.53%
Common Stock	Michael Membrado (5)	37,300,357	5.15%
Common Stock	Bo Gimvang (6)	9,500,000	1.31%
Common Stock	Donald Schoenfeld (7)	3,945,496	0.55%

(1) Consists of 20,000,000 shares of common stock, and notes convertible upon election into up to 80,000,000 additional shares of common stock, in each case owned directly.

(2) Consists of (a) 19,559,061 shares of common stock, notes convertible upon election into up to 49,904,091 additional shares of common stock, in each case owned directly, and (b) 4,381,787 shares of common stock and notes convertible upon election into up to 19,229,163 additional shares of common stock, in each case owned beneficially through his spouse.

(3) Consists of (a) 36,902,586 shares of common stock, notes convertible upon election into up to 16,928,571 additional shares of common stock, in each case owned directly, and (b) notes convertible upon election into up to 4,000,000 additional shares of common stock, owned beneficially through his child.

(4) Consists of 40,069,716 shares of common stock owned directly.

(5) Consists of 3,907,500 shares of common stock, and notes convertible upon election into up to 33,392,857 additional shares of common stock, in each case owned directly.

(6) Consists of 2,500,000 shares of common stock directly owned and 7,000,000 shares of common stock directly owned through convertible note payable option.

(7) Consists of 2,500,000 shares of common stock, and notes convertible upon election into up to 7,000,000 additional shares of common stock, in each case owned directly.

Table of Contents	- 57 -

Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Steven Malone (1)	93,074,102	12.85%
Common Stock	John Kuehne (2)	57,831,157	7.98%
Common Stock	Bo Gimvang (3)	9,500,000	1.31%
Common Stock	Donald Schoenfeld (4)	3,945,496	0.55%
Common Stock	All officers and directors as a group of (4 persons)	164,350,755	22.69%

(1) Consists of (a) 19,559,061 shares of common stock, notes convertible upon election into up to 49,904,091 additional shares of common stock, in each case owned directly, and (b) 4,381,787 shares of common stock and notes convertible upon election into up to 19,229,163 additional shares of common stock, in each case owned beneficially through his spouse.

(2) Consists of (a) 36,902,586 shares of common stock, notes convertible upon election into up to 16,928,571 additional shares of common stock, in each case owned directly, and (b) notes convertible upon election into up to 4,000,000 additional shares of common stock, owned beneficially through his child.

(3) Consists of 2,500,000 shares of common stock, and notes convertible upon election into up to 7,000,000 additional shares of common stock, in each case owned directly.

(4) Consists of 1,016,925 shares of common stock, and notes convertible upon election into up to 2,928,571 additional shares of common stock, in each case owned directly.

As of April 17, 2017, we are not aware of any contract or other arrangement, including a pledge of the Company’s securities that could result in a change in the control of the Company.

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

The Company became the holder of its minority equity stake in Advanced Nanofibers in mid-September, 2016. Through two private holding entities owned jointly with our general counsel, Michael Membrado, and exclusive of indirect interests held through ownership of Company common stock (disclosed elsewhere in this Annual Report on Form 10-K), our president and chief executive officer, Steven Malone, currently holds a combined approximate 10% equity interest in Advanced Nanofibers, primarily through an ownership interest in Nanotech Fibers.

Table of Contents	- 58 -

DIRECTOR INDEPENDENCE

We currently have three directors serving on our Board of Directors, Mr. Malone, Mr. Kuehne and Mr. Schoenfeld. We are not a listed issuer and, as such, are not subject to any director independence standards. Using the definition of independence set forth in the rules of NASDAQ, Mr. Schoenfeld would be considered an independent director of the Company.

Item 14. Principal AccountING Fees and Services.

The following table sets forth the aggregate amount of various professional fees billed by our principal independent accountant for our last two fiscal years. The Company’s Board of Directors engaged D. Brooks and Associates CPA’s, P.A. as its principal independent accountant for the fiscal year ending December 31, 2016.

	2016		2015
Audit Fees (1)		$23,100		$15,790
Audit-Related Fees	$	---	$	---
Tax Fees	$	---	$	---
All Other Fees	$	---	$	---

(1) Consists of fees for professional services rendered in connection with the audits of our financial statements included in our annual reports on Form 10-K for the years-ending 2015 and 2014, and the review of our financial statements included in our quarterly reports on Form 10-Q for the periods ending March 31, 2016 and 2015, June 30, 2016 and 2015, and September 30, 2016 and 2015.

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

(a)(3)	Exhibits:

Table of Contents	- 59 -

Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX
No.	Description of Exhibit

2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(i)(3)	Amendment to Articles of Incorporation of Findex.com, Inc. dated October 14, 2014 incorporated by reference to Exhibit A on Schedule 14C Information filed October 14, 2014.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10	Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

Table of Contents	- 60 -

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28	Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

Table of Contents	- 61 -

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2011.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.39	Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

10.40	Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

10.45	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Bo Inge Hakan Gimvang dated March 3, 2015 incorporated by reference to Exhibit 10.45 on Form 10-K filed on April 15, 2015

10.46	Loan Modification Agreement and Promissory Note dated March 2, 2015incorporated by reference to Exhibit 10.46 on Form 10-K filed on April 15, 2015.

Table of Contents	- 62 -

10.47	Business development consulting agreement by and among Findex.com, Inc. and J.N.B., LLC. dated November 10, 2015, incorporated by reference to Exhibit 10.47 on Form 10-Q filed on November 16, 2015.

10.48	Manufacturing and distribution joint venture agreement by and among Findex.com, Inc. and Nanotech Materials LLC dated August 17, 2016.

10.49	Operating agreement by and among Findex.com, Inc. and Advanced Nanofibers LLC dated September 14, 2016.

14.1	Code of Ethics, adopted by Board of Directors April 17, 2017. FILED HEREWITH.

21.1	Subsidiaries of Findex.com, Inc. as of December 31, 2016. FILED HEREWITH.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated April 17, 2017. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated April 17, 2017. FILED HEREWITH.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

By: /s/ Steven Malone
Steven Malone
President, Chief Executive Officer and Chief Financial Officer

Date: April 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President, Chief	April 17, 2017
Steven Malone	Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting Officer)

/s/ John A. Kuehne	Director	April 17, 2017
John A. Kuehne

Table of Contents	- 63 -