Form 10-Q
period 2017-03-31
FINDEX COM INC
filed 2017-05-15
CIK 1089061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 15, 2017 the registrant had outstanding 510,084,101 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2017 (Unaudited)	As of December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$217,789	$108,035
Accounts receivable, net	31,730	21,730
Inventories, net	28,079	25,276
Other current assets	4,463	7,090
Total current assets	282,061	162,131
Property and Equipment, net	20,595	25,677
Intangible Assets, net	297,483	309,361
Total assets	$600,139	$497,169

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$200,917	$205,964
Accounts payable, related parties	35,978	38,314
Accrued royalties	75,868	73,727
Accrued payroll	115,388	81,224
Notes payable	328,783	336,283
Notes payable, convertible	25,000	25,000
Notes payable, related parties, convertible	1,824,633	1,824,633
Other current liabilities	275,363	217,319
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	2,996,298	2,916,832
Commitments and Contingencies (Note 9)
Stockholders’ Deficit:
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- shares issued and outstanding	—	—
Common stock, $.001 par value
900,000,000 shares authorized,
503,905,633 and 489,537,017 shares issued and outstanding, respectively	503,906	489,537
Additional paid-in capital	3,904,586	3,569,081
Accumulated deficit	(6,719,457)	(6,438,653)
Total Findex.com, Inc. stockholders’ deficit	(2,310,965)	(2,380,035)
Non-controlling interest in variable interest entity	(85,194)	(39,628)
Total stockholders’ deficit	(2,396,159)	(2,419,663)
Total liabilities and stockholders’ deficit	$600,139	$497,169

See accompanying notes to condensed consolidated financial statements.

Table of Contents	F-1

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Revenues, net	$44,991	$26,239
Revenues related parties, net	21,577	22,897
Total revenues	66,568	49,136
Cost of sales	20,285	20,741
Gross profit	46,283	28,395
Other operating expenses:
Sales and marketing expenses	3,450	5,262
Professional fees	35,815	58,062
Personnel costs (net of research and development direct labor costs)	133,568	97,517
Research and development	88,471	47,985
Rent	18,825	21,638
Other general and administrative expenses	46,176	33,573
Total operating expenses	326,305	264,037
Loss from operations	(280,022)	(235,642)
Interest expense	(46,348)	(28,685)
Net loss before income taxes	(326,370)	(264,327)
Income tax provision	—	—
Net loss	(326,370)	(264,327)
Net loss attributable to non-controlling interest	45,566	—
Net loss attributable to Findex.com, Inc.	$(280,804)	$(264,327)
Basic & diluted net loss per share	$—	$—

Basic & diluted weighted average common shares outstanding	495,205,635	476,783,564

See accompanying notes to condensed consolidated financial statements.

Table of Contents	F-2

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Cash flows from operating activities:
Net Loss	$(326,370)	$(264,327)
Adjustments to reconcile net loss to cash used in operations:
Depreciation	5,083	4,365
Amortization	11,878	11,878
Stock issued for services	11,875	—
Discount on convertible debt	—	6,765
Changes in operating assets and liabilities
Increase in accounts receivable	(10,000)	(6,841)
Increase in inventory	(2,803)	(2,236)
Decrease in other current assets	2,627	1,722
Increase in accounts payable and accrued expenses	86,964	125,891
Net cash used in operating activities	(220,746)	(122,783)
Cash flows from financing activities:
Proceeds from sale of common stock	138,000	—
Proceeds from issuance of convertible notes payable	—	195,000
Proceeds from sale of interest in variable interest entity, related party	200,000	—
Payments made on notes payable	(7,500)	—
Net cash provided by financing activities	330,500	195,000
Net increase in cash and cash equivalents	109,754	72,217
Cash and cash equivalents, beginning of period	108,035	5,163
Cash and cash equivalents, end of period	$217,789	$77,380

Supplemental cash flow information:
Interest paid	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

Table of Contents	F-3

Findex.com, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Findex.com, Inc. (“Findex”) was incorporated under the laws of the State of Nevada on November 7, 1997, and is headquartered in Lake Park, Florida. The Company’s EcoSmart’s coating operations is the current driver of both operating overhead and revenue. EcoSmart centers around a proprietary line of specialty materials coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. In addition, Advanced Nanofibers LLC (“Advanced”) is a variable interest entity of which the Company owned a minority 24.875% interest at December 31, 2016 and is considered the primary beneficiary based on qualitative and quantitative features. Advanced is a Florida-based, nano-technology firm founded in September 2016 by the Company and two other technology firms as a collaborative joint venture focused on globally broadening the utilization of nanoparticle-enhanced nanofibers across a diverse range of mass-market industrial and consumer applications. Advanced is rapidly evolving and expected by management to eventually outpace EcoSmart’s coating operations in terms of percentage growth on both the expense and revenue sides. Despite Advanced’s lack of revenue to date, it is a venture that the Company’s management has been and continues to be very actively involved in developing, and that is increasingly consuming a greater percentage of the Company’s financial and human resources, a trend management expects to continue into the foreseeable future.

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

ADVANCED NANOFIBERS (VARIABLE INTEREST ENTITY)

Advanced Nanofibers LLC (“Advanced”) is a variable interest entity of which the Company owned a minority 23.88% interest at March 31, 2017 and is considered the primary beneficiary based on qualitative and quantitative features. Advanced is a Florida-based, nano-technology firm founded in September 2016 by the Company and two other technology firms as a collaborative joint venture focused on globally broadening the utilization of nanoparticle-enhanced nanofibers across a diverse range of mass-market industrial and consumer applications. Company management believes Advanced’s prospects are extraordinary based on the following key factors that afford it a distinct competitive advantage:

▪	An array of industrial end-products that are meaningfully superior to competitive products by virtue of a proprietary technological processes;
▪	The ability to deliver those products at price points that are competitive with existing market products that are meaningfully inferior in quality; and
▪	The ability to produce and deliver those products – and to facilitate their use by those handling them - in a way that meaningfully lessens the health and safety risks ordinarily associated with the handling of both nanofibers and nanoparticles.

Table of Contents	F-4

At March 31, 2017, Advanced Nanofibers was owned and controlled approximately 96% by its three founding entities, each of which have been actively involved in its development to date. In addition to the Company, this includes Nanotech Fibers LLC, a recently organized, Florida-based, closely-held, private firm engaged in various strategic pursuits within and surrounding the nanotech and related materials industrial sector, and EnVont, LLC, a Florida-based, venture-stage developer and marketer of proprietary nanotechnology-based materials and coatings focused on protective thin films, smart, self-cleaning coatings and multi-functional particles. Although it is still in a pre-revenue stage of development, the Company’s management team currently devotes a very significant percentage of its time to the business of Advanced Nanofibers.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The December 31, 2016 condensed consolidated balance sheet data was derived from audited financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in the Company’s Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on April 17, 2017.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries (Reagan Holdings, Inc., Findex.com, Inc. Delaware, and ESCT Acquisition Corp.), and the accounts of Advanced Nanofibers LLC, a Florida limited liability company and variable interest entity, of which the Company has been deemed the primary beneficiary. As of March 31, 2017, the Company owns a non-controlling, minority interest of 23.88% in Advanced. All inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain accounts in the Company’s 2016 financial statements have been reclassified for comparative purposes to conform with the presentation in 2017 financial statements.

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

Table of Contents	F-5

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

RESEARCH AND DEVELOPMENT

The Company’s research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, the Company records the research and development costs as a reduction against either personnel costs or professional fees. For facilities leasing related expenses, the Company records the research and development costs as a reduction against rent. For the three months ended March 31, 2017 and 2016, the Company recognized $88,471 and $47,985, respectively, in research and development costs.

STOCK-BASED COMPENSATION

The Company recognizes share-based compensation in accordance with ASC 718, Compensation – Stock Compensation, using the modified prospective method. ASC 718 requires that the Company measure the cost of the employee services received in exchange for an award for equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period. See Note 8.

Table of Contents	F-6

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

The calculations of net loss per share for the three months ended March 31, 2017 and 2016 excluded the impact of the following potential common shares as their inclusion would be anti-dilutive.

For the Three Months Ended March 31	2017	2016
Shares Issuable Upon Exercise of Outstanding Warrants	—	1,350,000
Shares Issuable Upon Conversion of Outstanding Convertible Note Payables	219,554,683	76,392,857
Total anti-dilutive potential common shares	219,554,683	77,742,857

DISCONTINUED OPERATIONS

As of March 31, 2017 and 2016, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011. See Note 12.

RECENT ACCOUNTING PRONOUNCEMENTS

At March 31, 2017, there were no recent accounting pronouncements that the Company believed would have a material impact on its condensed consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. However, as of March 31, 2017, the Company had negative working capital of $2,714,237 and had an accumulated deficit of $6,719,457. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken several actions in an attempt to mitigate this risk. These actions include capital raising initiatives involving the issuance of equity and/or notes payable to investors, as well as cash conservation initiatives involving the issuance of equity and/or notes payable to employees and related parties. The accompanying condensed consolidated financial statements do not include any adjustments related to these uncertainties.

Table of Contents	F-7

NOTE 3 – CONSOLIDATED VARIABLE INTEREST ENTITY

The Financial Accounting Standards Board authoritative guidance on consolidation requires the “primary beneficiary” of a variable interest entity (a “VIE”) to consolidate that entity. The “primary beneficiary” of a VIE, for this purpose, is a company that has a controlling financial interest in the VIE without any corresponding voting rights control. Controlling financial interests exist when a company has both the power to direct the activities that most significantly impact a VIE’s economic performance, on the one hand, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE, on the other. The Company is one member, along with two other technology firms, of a collaborative joint venture limited liability company, Advanced Nanofibers LLC (“Advanced”). This enterprise was formed by the joint venture participants for the purpose of focusing on globally broadening the utilization of nanoparticle-enhanced nanofibers across a diverse range of mass-market industrial and consumer applications. The Company was involved in the formation of Advanced in September 2016. During the fourth quarter of 2016, the Company determined that it was the primary beneficiary of Advanced based on qualitative and quantitative factors. Among other factors, and more specifically, the equity investors in Advanced do not, and are not obligated to, provide sufficient financial resources for the entity to support itself in terms of day-to-day research and development activities. However, the Company has provided financial support that is disproportionate to its equity interest and our CEO was involved in the organization of the entity. U.S. GAAP thereunder, requires a VIE to be consolidated by a company if and when that company holds a majority of the variable interests in the entity and is thus subject to a majority of the risk of loss from the VIE’s activities. For the three months ended March 31, 2017, the Company provided the financial resources in the amount of $55,306 as support for Advanced’s day-to-day research and development activities and a total of $108,056 since Advanced’s inception. See Note 1.

The carrying value of the assets and liabilities of Advanced which are consolidated as of March 31, 2017 are as follows:

	March 31, 2017 (Unaudited)	December 31, 2016 (Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$199,465	$4,020
Total current assets	199,465	4,020
Total assets	$199,465	$4,020

Liabilities and Members’ Equity
Current Liabilities:
Due to Findex.com, Inc.	$108,056	$52,750
Total current liabilities	108,056	52,750
Stockholders’ equity:
Member’s investment	204,020	4,020
Accumulated deficit	(112,611)	(52,750)
Total members’ equity	91,409	(48,730)
Total liabilities and members’ equity	$199,465	$4,020

Net loss	$(59,861)	$(52,750)

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31, 2017	December 31, 2016
Raw materials	$27,806	$25,712
Finished goods	2,573	2,337
Reserve for obsolete inventory	(2,300)	(2,773)
Inventories	$28,079	$25,276

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2017	December 31, 2016
Office equipment	$3,466	$3,466
Warehouse equipment	76,339	76,339
Computer equipment	8,708	8,708
Research lab	10,334	10,334
Office fixtures	3,750	3,750
Less: accumulated depreciation	(82,002)	(76,920)
Property and equipment	$20,595	$25,677

Table of Contents	F-8

For the three months ended March 31, 2017 and 2016, the Company recorded depreciation expense of $5,083 and $4,365, respectively.

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

The Company’s intangible assets, net of accumulated amortization consisted of the following:

Patents and/or software licenses, net	March 31, 2017	December 31, 2016
Cost	$697,955	$697,955
Amortization	(400,472)	(388,594)
Net intangible assets	$297,483	$309,361

The Surface Modification Technologies assets include a patent, a patent pending, trade secret technology, instructions, manuals and materials on certain manufacturing processes and know-how. For the three months ended March 31, 2017 and 2016, the Company recorded amortization expense of $11,878 and $11,878, respectively. See Note 1.

NOTE 7 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTIES

At March 31, 2016 and December 31, 2016, notes payable consisted of the following:

	March 31, 2017	December 31, 2016
Notes payable	$328,783	$336,283
Notes payable, convertible	25,000	25,000
Notes payable, related parties, convertible	1,824,633	1,824,633
Total	$2,178,416	$2,185,916

NOTES PAYABLE

Notes payable consisted of the following:

		March 31, 2017	December 31, 2016
Note payable to a former shareholder, past due as of January 2012, together with accrued interest at 5% APR and interest on overdue principal accruing at 10% APR.	(a)	$28,783	$28,783
Note payable to a shareholder, past due as of August 1, 2015, together with accrued interest at 10% APR.	(b)	300,000	300,000
Note payable to a shareholder, payable upon demand, together with imputed interest only, as applicable.	(c)	—	7,500
Total		$328,783	$336,283

Table of Contents	F-9

As of March 31, 2017, the Company had outstanding a past due note payable (b) to a shareholder in the amount of $300,000. For the three months ended March 31, 2016, the Company recognized a debt discount of $9,900 associated with two notes payable as they each carried a beneficial conversion feature. This debt discount has been fully amortized to interest expense for the year ended December 31, 2016.

At March 31, 2017, the Company was in arrears on the unsecured term note payable (a) to a former shareholder, and the unsecured term note payable (b) to a current shareholder.

NOTES PAYABLE, CONVERTIBLE

Notes payable, convertible consisted of the following:

		March 31, 2017	December 31, 2016
Note payable to an investor due as of January 20, 2018, together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(a)	$25,000	$25,000
Total		$25,000	$25,000

NOTES PAYABLE, RELATED PARTIES, CONVERTIBLE

Notes payable, related parties, convertible consisted of the following:

		March 31, 2017	December 31, 2016
Note payable to a company controlled by an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(a)	$60,000	$60,000
Note payable to the Company’s outside general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(b)	150,000	150,000
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(c)	30,000	30,000
Note payable to the Company’s outside general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(d)	120,000	120,000
Note payable to the Company’s outside general counsel (also a shareholder), due on demand together with accrued interest at 12% APR, and convertible at $0.008 per share of common stock.	(e)	10,000	10,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due November 13, 2018 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(f)	100,000	100,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 4, 2017 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(g)	50,000	50,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 18, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(h)	100,000	100,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due May 12, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(i)	50,000	50,000

Table of Contents	F-10

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due June 7, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(j)	200,000	200,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due July 28, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(k)	300,000	300,000
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(l)	55,500	55,500
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(m)	20,500	20,500
Note payable to the Company’s president and chief executive officer (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(n)	349,329	349,329
Note payable to the Company’s controller who is also a shareholder, which note is due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(o)	134,604	134,604
Note payable to the Company’s vice president of research and development (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(p)	49,000	49,000
Note payable to an independent contractor (also a shareholder), which note payable is due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(q)	25,700	25,700
Note payable in the name of a son of an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.005 per share of common stock.	(r)	20,000	20,000
Total		$1,824,633	$1,824,633

Notes (a), (c), (l) and (r) reflect amounts due to a single outside director of the Company, who is also a shareholder, based on such director having (i) made certain vendor obligation payments directly on behalf of and for the benefit of the Company, (ii) having advanced certain funds to the Company at various dates for general working capital purposes, and (iii) having accrued director’s fees earned through September 15, 2016. In addition, the Company has recorded accounts payable, related parties, in the amount of $13,416 to the holder of notes (a), (c), (l) and (r).

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

Note (m) reflects amounts due to an outside director, who is also a shareholder, for accrued director’s fees earned through September 15, 2016.

Note (n) reflects amounts due to the Company’s president and chief executive officer, who is also a shareholder, for previously accrued base salary.

Table of Contents	F-11

Note (o) reflects amounts due to the Company’s controller, who is also a shareholder, for previously accrued base salary.

Note (p) reflects amounts due to the Company’s vice president of research and development, who is also a shareholder, for previously accrued wages.

Note (q) reflects amounts due to an independent contractor who was President of one of EcoSmart’s divisions prior to the merger with EcoSmart and a current shareholder of the Company, for past earnings. See Note 10.

For the three months ended March 31, 2017, the Company did not receive any proceeds from the issuance of new convertible notes payable. For the year ended December 31, 2016, the Company received proceeds from the issuance of convertible notes payable in the amount of $45,000 and an additional $700,000 from the issuance of convertible notes payable to related parties (total $745,000).

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

During the quarter ended March 31, 2017, the Company sold 13,800,000 restricted shares of common stock at $0.01 per share for total proceeds of $138,000.

During the quarter ended March 31, 2017, the Company granted 568,616 restricted shares of common stock for business development services. The Company valued the shares based on the closing price of the Company common stock on those days during which such services were performed. This resulted in $11,875 of expense for the quarter ended March 31, 2017.

COMMON STOCK WARRANTS

The Company did not issue warrants for the three months ended March 31, 2017 and 2016 and no warrants were exercised. Ten warrants, exercisable in the aggregate for a total of 2,900,000 shares of common stock, expired prior to exercise during the three months ended March 31, 2016. As of March 31, 2017, there were no warrants outstanding.

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

In February 2015, the Company entered into a lease agreement for a research facility located in Daytona Beach, Florida. The Company leased this 3,200 square foot facility under a month-to-month lease agreement which ended on December 31, 2016. The monthly rent, including sales and use taxes, was $2,929. In accordance with the terms of the leasehold agreement, we were responsible for all utilities, repairs and maintenance. In June 2016, the Company provided notice that we were terminating this lease agreement effective July 31, 2016. There were no termination fees incurred due to the lease being a month to month lease agreement. As of March 31, 2017, the Company has accrued $7,891 for past rent owed less a deposit of $2,500 (total $5,391). The Company has since relocated all property and equipment as well as all personnel previously occupying this facility to our corporate headquarters located in Lake Park, Florida.

Total rent expense for the three months ended March 31, 2017 and 2016 for these facilities, before adjustments of reclassified facilities cost for research and development, totaled $21,638 and $30,435, respectively.

Table of Contents	F-12

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company’s executive officers and employees, from time to time, make payments for materials and various expense items (including business related travel) in the ordinary course of business via their personal credit cards in lieu of checks drawn on Company accounts. The Company does not provide its employees or executive officers with corporate credit cards. Amounts due these officers and directors (including one of the Company’s directors, the president and chief executive officer, and the controller) are included in accounts payable, related parties, on the Condensed Consolidated Balance Sheets.

As of March 31, 2017, one of the Company’s directors held four, separate convertible notes issued by the Company. These convertible notes reflect a portion of the aggregate amount that such outside director is owed by the Company for a combination of (i) certain vendor payments made by him on the Company’s behalf, (ii) cash previously advanced to the Company for working capital, and (iii) director’s fees earned through September 15, 2016. One of these notes, in the face amount of $60,000, was issued to a company controlled by the director, is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. Another of these notes, issued to the director personally, is in the face amount of $30,000, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. The third of these notes, also issued to the director personally, is in the face amount of $55,500, is due on demand, together with accrued interest at 4.5% and is convertible at $0.007 per share of common stock. The fourth note, issued in the name of the director’s son, is in the face amount of $20,000, is due on demand, together with accrued interest at 4.5% and is convertible at $0.005 per share of common stock. See Note 7.

As of March 31, 2017, the Company’s outside general counsel held three convertible notes issued by the Company. One such note reflected an amount due for legal services provided for the year ended December 31, 2014 in the amount of $150,000. This note is payable by the Company on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. Another of these notes reflected an amount due for legal services provided for the year ended December 31, 2015 in the amount of $120,000. This note is similarly payable on demand, together with accrued interest at 4.5% APR, and is convertible at $0.007 per share of common stock. A third note is in the amount of $10,000, reflects funds advanced to the Company for working capital, is due on demand, together with accrued interest at 12% APR, and is convertible at $0.008 per share of common stock. See Note 7.

As of March 31, 2016, the Company had issued a total of six (6) convertible notes to a certain related party investor and significant shareholder. The first such note is in the amount of $100,000, is due on November 13, 2018, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The second such note is also in the amount of $100,000, is due on March 18, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The third such note is in the amount of $50,000, is due on May 12, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The fourth such note is in the amount of $100,000, is due on June 7, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The fifth such note is in the amount of $300,000, is due on July 28, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. And the sixth such note is in the amount of $50,000, is due on demand, together with interest at 10% APR, and is convertible at $0.01 per share of common stock. See Note 7.

As of March 31, 2017, one of the Company’s directors held one convertible note issued by the Company in the face amount of $20,500 (for director’s fees earned through September 15, 2016), which note is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

The Company accrued payroll earned, by related parties, during the quarters ended March 31, 2017 and 2016, respectively, in the total amount of $112,141 and $498,818 for the Company’s president and chief executive officer and controller.

Table of Contents	F-13

As of March 31, 2017, the Company’s president and chief executive officer held one convertible note issued by the Company representing previously accrued base salary in the amount of $349,329. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

As of March 31, 2017, the Company’s controller held one convertible note issued by the Company representing previously accrued base salary in the amount of $134,604. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

As of March 31, 2017, the Company’s vice president of research and development held one convertible note representing previously accrued base salary in the amount of $49,000. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

As of March 31, 2017, an independent contractor who had been the president of one of EcoSmart’s divisions prior to the merger with the Company, who is also shareholder of the Company, held one convertible note representing accrued earnings in the amount of $25,700. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

Advanced Nanofibers LLC (“Advanced”) is a variable interest entity of which the Company owned a minority 23.88% interest at March 31, 2017 and is considered the primary beneficiary based on qualitative and quantitative features. The three entity members of Advanced include the Company, Nanotech Fibers LLC, and EnVont, LLC. The Company’s president and chief executive officer currently holds a 18.75% equity interest in Nanotech Fibers LLC through a closely held private Florida limited liability company, August Center Street Holdings LLC. August Center Street Holdings is owned 75% by the Company’s president and chief executive officer and 25% by the Company’s general counsel.

During the three months ended March 31, 2017 and 2016, the Company recorded revenue for sales to shareholders in the amount of $21,577 and $22,897, respectively. For the three months ended March 31, 2017, one shareholder accounted for approximately 29% of Company revenue and, as a group, the sales to shareholders accounted for approximately 32% of Company revenues. These revenues are recorded as revenue, related party on the Company’s Condensed Consolidated Statements of Operations.

NOTE 11 – SEGMENT INFORMATION

The Company reports segment information that is consistent with the management and measurement system utilized within the Company. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable operating segments. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker (the chief executive officer) in determining how to allocate resources and evaluate performance. The accounting policies of the segments are the same as those described in Note 1, “Organization and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements that are contained in our annual report on Form 10-K for the fiscal year ended December 31, 2016. The Company’s reportable operating segment consists of Advanced. For the quarter ended March 31, 2017, Advanced had no revenue, an operating loss of $59,861 and assets in the form of cash totaling $199,465.

NOTE 12 – DISCONTINUED OPERATIONS

As of March 31, 2017 and 2016, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011.

NOTE 13 – SUBSEQUENT EVENTS

In April 2017, the Company sold 1,000,000 restricted shares of common stock at $0.01 per share for total proceeds of $10,000.

During the month of April, 2017, the Company committed to issue 178,468 restricted shares of Company common stock to an independent contractor for certain business development services provided. The agreement with the independent contractor calls for the contractor to be paid at an hourly rate of $100, half of which is payable in cash and half of which is payable in restricted shares of Company common stock, such shares to be valued at the closing price of Company common stock on the relevant service day(s).

In May 2017, the Company sold 5,000,000 restricted shares of common stock at $0.01 per share for total proceeds of $50,000.

In May 2017, the Company’s board of director’s, including the compensation committee thereof, reviewed the employment agreement for Steven Malone, the Company’s chief executive officer and president, and, with Mr. Malone duly abstaining, extended the term thereof, otherwise due to expire on July 23, 2017, through July 23, 2020. Other than the term, all provisions of Mr. Malone's current employment agreement, dated July 23, 2014 remain unchanged. A copy of such employment agreement is included with our Form 8-K filed on July 29, 2014.

Table of Contents	F-14

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

This information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this quarterly report, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

Description of Business

Findex.com, Inc. is headquartered in Lake Park, Florida. The Company’s EcoSmart’s coating operations is the current driver of both operating overhead and revenue. EcoSmart centers around a proprietary line of specialty materials coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. In addition, Advanced Nanofibers LLC (“Advanced”) is a Florida-based, nanotechnology firm founded in September 2016 by the Company and two other technology firms as a collaborative joint venture focused on globally broadening the utilization of nanoparticle-enhanced nanofibers across a diverse range of mass-market industrial and consumer applications with a particular emphasis in the near-term on applications in the cement and concrete industries. At March 31, 2017, the Company owned a minority 23.88% interest in Advanced and was, for accounting purposes, deemed a variable interest entity (“VIE”) of the Company based on it being the primary beneficiary, among the equity owners of the firm, of the variable interests involved based on a variety of qualitative and quantitative criteria. Advanced is rapidly evolving and, although there can be no assurance, expected by management to eventually outpace EcoSmart’s coating operations in terms of percentage growth on both the expense and revenue sides, so much so that even the Company's minority interest in Advanced is expected, over time, to more significantly impact the Company's results of operations on a stand-alone basis than all other Company operations combined. Despite Advanced’s lack of revenue to date, it is a venture that the Company’s management has been and continues to be very actively involved in developing, and that is increasingly consuming a greater percentage of our financial and human resources, a trend management expects to continue into the foreseeable future.

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

Table of Contents	- 1 -

▪	Heavy Construction Equipment/Vehicles
▪	Oil and Gas Drilling and Related Heavy Equipment
▪	Industrial and Residential HVAC Equipment, Commercial Refrigeration Systems, and Power Generators
▪	Interior and Exterior Flooring and Tiling, Pavers and Hardscapes

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

ADVANCED NANOFIBERS (VARIABLE INTEREST ENTITY)

Advanced Nanofibers LLC (“Advanced”) is a Florida-based, nanotechnology firm founded in September 2016 by the Company and two other technology firms as a collaborative joint venture focused on globally broadening the utilization of nanoparticle-enhanced nanofibers across a diverse range of mass-market industrial and consumer applications. At March 31, 2017, the Company owned a minority 23.88% interest in Advanced and was, for accounting purposes, deemed a variable interest entity (“VIE”) of the Company based on it being the primary beneficiary, among the equity owners of the firm, of the variable interests involved based on a variety of qualitative and quantitative criteria. Company management believes Advanced’s prospects are extraordinary based on the following key factors that afford it a distinct competitive advantage:

▪	An array of industrial end-products that are meaningfully superior to competitive products by virtue of proprietary technological processes;
▪	The ability to deliver those products at price points that are competitive with existing market products that are meaningfully inferior in quality; and
▪	The ability to produce and deliver those products – and to facilitate their use by those handling them - in a way that meaningfully lessens the health and safety risks ordinarily associated with the handling of both nanofibers and nanoparticles.

At March 31, 2017, Advanced Nanofibers was owned and controlled approximately 96% by its three founding entities, each of which have been actively involved in its development to date. In addition to the Company, this includes Nanotech Fibers LLC, a recently organized, Florida-based, closely-held, private firm engaged in various strategic pursuits within and surrounding the nanotech and related materials industrial sector, and EnVont, LLC, a Florida-based, venture-stage developer and marketer of proprietary nanotechnology-based materials and coatings focused on protective thin films, smart, self-cleaning coatings and multi-functional particles. Although it is still in a pre-revenue stage of development, the Company’s management team currently devotes a very significant percentage of its time to the business of Advanced Nanofibers.

Management Overview

A key focus of management during the three months ended March 31, 2017 centered on the Company’s continuing initiatives to explore and build relationships with potentially key strategic business partners, investors, and potential distributors and/or resellers of our EcoSmart coatings products. To varying degrees, these relationships were aggressively pursued in order to establish, further develop, and/or expand our EcoSmart market share within our most highly targeted verticals, including heavy machinery and equipment hardware, industrial and consumer HVAC equipment systems, hardscape products, and marine products. Throughout the three months ended March 31, 2017, management has been, as it has continued to be and expects for the foreseeable future to be, committed to securing and solidifying foundational relationships within each of these markets and intends to allocate a significant portion of Company financial and human resources accordingly.

Following its formation of what is currently a minority 23.88% equity interest in Advanced Nanofibers LLC in September of 2016, the Company began allocating increasing amounts of its financial and human resources to the development of that business. The resource allocations through March 31, 2017 in this regard centered primarily around Advanced Nanofiber’s technology, manufacturing, and related systems. Increasingly, and since year end, allocations have broadened in scope to include strategic marketing and sales initiatives.

Table of Contents	- 2 -

During the three months ended March 31, 2017, and across the board, management remained focused on three primary areas identified as keys to the near-term viability, growth and prosperity of the Company. One area is revenue generation, as effected through the formalization of various distribution and licensing relationships that the Company has been pursuing over time. A second area is the maximization of cash flow and return on existing assets, as effected through the refinement of internal production operations and throughput efficiencies. The third other area is corporate finance, and specifically the raising of capital necessary to bridge shortfalls in available cash, for both operational and capital investment purposes, through to the point, if at all, at which working capital and cash reserve levels are sufficient to be self-sustaining.

At this time, near-term liquidity poses a continuous challenge to us and is expected to continue to do so for the foreseeable future. Moreover, the need to find ways to stretch our very limited economic resources places ongoing strains on our very limited human resources.

Results of Operations for Quarters Ending March 31, 2017 and March 31, 2016

Statements of Operations for the Quarters Ended March 31,	2017	2016	Change
Net revenues	$66,568	$49,136	$17,432
Cost of sales	(20,285)	(20,741)	456
Gross profit	46,283	28,395	17,888
Sales, marketing and general and administrative expenses	(237,834)	(216,052)	(21,782)
Research and development	(88,471)	(47,985)	(40,486)
Total operating expenses	(326,305)	(264,037)	(62,268)
Loss from operations	(280,022)	(235,642)	(44,380)
Other expenses, net	(46,348)	(28,685)	(17,663)
Loss before income taxes	(326,370)	(264,327)	(62,043)
Income tax (provision)	—	—	—
Net loss from operations	$(326,370)	$(264,327)	$(62,043)
Loss attributable to non-controlling interest	$45,566	$—	$45,566
Net loss attributable to Findex.com, Inc.	$(280,804)	$(264,327)	$(16,477)

The differing results of operations are primarily attributable to the following for the three months ended March 31, 2017:

▪	an increase in net revenues resulting from increasing sales of our products in each of our heavy machinery and equipment hardware, industrial and consumer HVAC equipment systems, and hardscape applications verticals;
▪	an increase in our general and administrative costs resulting from (i) an increase in total personnel costs as our staff and use of outside contractors increased based on operational growth and (ii) an increase in travel and entertainment expenses due to our having expanded our marketing, customer service and sales team;
▪	an increase in research and development for the three months ended March 31, 2017 as we’ve increased the use of outside contractors, our staff and certain of our staff’s time based on anticipated growth and development related to Advanced; and
▪	an increase in interest expense due to an increase in total outstanding indebtedness resulting from our having issued a number of medium-term notes during the year ended December 31, 2016 as part of our capital-raising initiatives.

Although there can be no assurance, in future periods, we anticipate an increase in overall Company revenues as well as an increase in overall sales, marketing and general and administrative expenses due to our anticipated growth and expansion in certain vertical markets.

Table of Contents	- 3 -

Revenues

					Change
Revenues from Operations for Quarters Ended March 31,	2017	% to Sales	2016	% to Sales	$	%
Revenues	$44,991	68%	$26,239	53%	$18,752	71%
Revenues related parties	21,577	32%	22,897	47%	(1,320)	6%
Gross Revenues	66,568	100%	49,136	100%	17,432	35%
Less estimated sales returns and allowances	—	0%	—	0%	—	0%
Net revenues	$66,568	100%	$49,136	100%	$17,432	35%

The differing results of our net revenues are primarily attributable to the following for the three months ended March 31, 2017:

▪	an increase in net revenues resulting from increasing sales of our products in each of our heavy machinery and equipment hardware, industrial and consumer HVAC equipment systems, and hardscape applications verticals; and
▪	a slight decrease in net revenues to related parties resulting from decreasing sales of our products to one particular related party whom sells our products in various markets.

For the three months ended March 31, 2017, one shareholder/related party accounted for approximately 29% of our revenue and, as a group, the sales to shareholders/related parties accounted for approximately 32% of our revenues. Although there can be no assurance, we anticipate an increase in overall Company revenues in future periods as we continue to pursue a variety of vertical markets that management has been targeting over the past year as near-term opportunities for revenue growth.

Cost of Sales

					Change
Cost of Sales for the Quarters Ended March 31,	2017	% of Sales	2016	% of Sales	$
Direct costs	$13,235	20%	$15,829	32%	$(2,594)
Royalties	2,141	3%	1,655	3%	486
Freight-out	4,909	7%	3,257	7%	1,652
Cost of sales	$20,285	30%	$20,741	42%	$(456)

Cost of sales consists primarily of direct costs, royalties accrued to providers of intellectual property, and the costs associated with reproducing, packaging, and shipping our products. As a percentage of net revenues, our cost of sales decreased 12% from 42% for the three months ended March 31, 2016 to 30% for the three months ended March 31, 2017. The overall decrease in cost of sales as a percentage of net revenues for the three months ended March 31, 2017 is attributable to the following:

▪	a decrease in the percentage of direct costs due to the use of multiple raw materials suppliers which enabled us to lower our average materials costs;
▪	a decrease in direct costs in real dollar terms resulting from our having purchased one particular raw material in the three months ended March 31, 2016 that was exceedingly more expensive than those raw materials purchased during the three months ended March 31, 2017;
▪	an increase in real dollar terms of accrued royalty obligations for the three months ended March 31, 2017 due to a corresponding increase in sales of products carrying a relatively high royalty obligation; and
▪	an increase in freight costs in real dollar terms resulting from an increase in sales.

Table of Contents	- 4 -

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

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Operations for Quarters Ended March 31,	2017	% of Sales	2016	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$823	1%	$4,475	9%	$(3,652)	82%
Sales commissions	2,627	4%	787	2%	1,840	234%
Total sales and marketing	3,450	5%	5,262	11%	(1,812)	34%
Personnel costs	133,568	201%	97,517	198%	36,051	37%
Research and development	88,471	133%	47,985	98%	40,486	84%
Professional fees	35,815	54%	58,062	118%	(22,247)	38%
Travel and entertainment costs	12,768	19%	5,367	11%	7,401	138%
Rent	18,825	28%	21,638	44%	(2,813)	13%
Other general and administrative costs	33,408	50%	28,206	57%	5,202	18%
Total general and administrative	322,855	485%	258,775	527%	64,080	25%
Total sales, marketing, general and administrative	$326,305	490%	$264,037	537%	$62,268	24%

Our research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs, such as those associated with facilities leasing and related overhead. For labor costs and costs of outside consultants, we record the research and development costs as a reduction against either personnel costs or contract services. For facilities leasing related expenses, we record the research and development costs as a reduction against rent. For the three months ended March 31, 2017, we reclassified to research and development approximately $44,000 from total personnel costs and approximately $3,000 from rent. Comparatively, for the three months ended March 31, 2016, we reclassified to research and development approximately $38,000 from total personnel costs and approximately $9,000 from rent.

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the three months ended March 31, 2017:

▪	an overall decrease in advertising and direct marketing resulting from our having attended and sponsored a booth at an industry trade show during the three months ended March 31, 2016; despite experiencing an increase in sales commissions in direct correlation to the increase in our sales team and sales during the three months ended March 31, 2017;
▪	an overall increase in total personnel costs, before adjustments of reclassified wages for research and development, as our staff and use of outside contractors increased based on operational growth;
▪	an increase in research and development for the three months ended March 31, 2017 attributable to an increase in the use of outside contractors, our staff and certain of our staff’s time based on anticipated growth and development related to our interest in Advanced;
▪	a decrease in professional services resulting mainly from a decrease in business development services;
▪	an increase in travel and entertainment expenses due to our having expanded our marketing, customer service and sales team; and
▪	a decrease in rent for the three months ended March 31, 2017 due to our having relocated the Company’s research and development lab from Daytona Beach, Florida to our corporate office located in Lake Park, Florida.

For the immediate future, and although there can be no assurance, we would anticipate that our sales, marketing, general and administrative costs will increase in the future in direct proportion to top line growth.

Table of Contents	- 5 -

Income Taxes

For the three months ended March 31, 2017 and 2016, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” accounting criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine at some point that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes raw materials procurement, production personnel, service applications personnel, the ongoing internal development of new products and expansion and upgrade of existing products, marketing and sales, and executive salaries and insurance benefit obligations. Cash generated through our current operations may not prove sufficient to sustain such operations, and our pursuit of an aggressive growth plan, as currently exists, will likely require funding from outside sources. Funding from outside sources may include but is not limited to the pursuit of other financing options such as commercial loans or public or private sales of securities, including common stock, preferred stock and/or convertible notes or debentures. The Company’s cash on hand as of March 31, 2017 was not sufficient to support our operations for the next twelve months.

Working Capital	March 31, 2017	December 31, 2016
Current assets	$282,061	$162,131
Current liabilities	$2,996,298	$2,916,832
Accumulated deficit	$6,719,457	$6,438,653

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no assurance of it remaining manageable.

Cash Flows for the Three Months Ended March 31,	2017	2016	Change	%
Cash flows used in operating activities	$(220,746)	$(122,783)	$97,963	80%
Cash flows provided by financing activities	$330,500	$195,000	$135,500	69%

Net cash used in operating activities for the three months ended March 31, 2017 and 2016 consisted mainly of payments for personnel, inventory purchases, vendor payments and other operating expenses.

For the three months ended March 31, 2017, cash provided by financing activities was mainly the result of proceeds from the sale of common stock as well as the sale of an equity interest in Advanced. As an offset to the cash provided for the three months ended March 31, 2017, we also made certain payments towards retirement of various notes payable. Comparatively, cash provided by financing activities for the three months ended March 31, 2016 was primarily the result of cash proceeds from the sale of convertible notes.

Table of Contents	- 6 -

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

Discontinued Operations

As of March 31, 2017 and 2016, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q March 31, 2017, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

Table of Contents	- 7 -

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2017, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Price per share	Consideration	Footnotes
Common Stock Issuances
Sale of Common Shares for Cash
For the Three Months Ended March 31, 2017	Restricted Common Stock	Private Purchasers	13,800,000	$0.010	$138,000	1

Issued for Compensation to Contractor
For the Three Months Ended March 31, 2017	Restricted Common Stock	Independent Consultant	568,616	Varied (2)	$11,875	2

We relied in each case for these unregistered sales on the private offering exemption of Section 4(a)(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the acquirer’s relative to their accreditation and/or sophistication (or from offeree or purchaser representatives, as applicable), (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the acquiror’s.

(1) These subscriptions by individual investors were part of a private offering of securities. The purchase price was $0.01 per share, and the aggregate proceeds amounted to $138,000, all of which was paid in cash.

(2) This subscription by an individual investor was part of a private offering of securities. The purchase price, which represented a total value of $11,875, and all of which was paid for in the form of business development services previously performed for the benefit of the Company, was established for purposes of valuation on the basis of the closing price of the Company common stock on those days during which such services were performed.

Table of Contents	- 8 -

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

For the period ended March 31, 2017, we are in default under a certain unsecured term note to a former shareholder in the total amount of approximately $49,000. The arrearage as of such date was $28,783, plus interest. In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest. In addition, we are in default under a certain unsecured term note to a current shareholder in the total amount of $300,000 plus interest.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

In May 2017, the Company’s board of director’s, including the compensation committee thereof, reviewed the employment agreement for Steven Malone, the Company’s chief executive officer and president, and, with Mr. Malone duly abstaining, extended the term thereof, otherwise due to expire on July 23, 2017, through July 23, 2020. Other than the term, all provisions of Mr. Malone's current employment agreement, dated July 23, 2014 remain unchanged. A copy of such employment agreement is included with our Form 8-K filed on July 29, 2014.

ITem 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

No.	Description of Exhibit
2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

2.2	Agreement and Plan of Merger by and among Findex.com, Inc., EcoSmart Acquisition Corp. EcoSmart Surface & Coating Technologies, Inc., and The Renewable Corp. dated July 23, 2014, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 29, 2014.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

4.1	Certificate of Designation of FIND Series MX Convertible Preferred Stock dated June 30, 2014, incorporated by reference to Exhibit 4.1 on Form 8-K filed July 29, 2014.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

Table of Contents	- 9 -

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10	Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

Table of Contents	- 10 -

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28	Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2012.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Binding Letter of Intent between Findex.com, Inc. and the Renewable Corporation dated October 29, 2013, incorporated by reference to Exhibit 10.38 on Form 8-K filed on November 4, 2013.

10.39	Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

10.40	Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

Table of Contents	- 11 -

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

10.45	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Bo Inge Hakan Gimvang dated March 3, 2015, incorporated by reference to Exhibit 10.45 on Form 10-K filed on April 15, 2015.

10.46	Loan Modification Agreement and Promissory Note dated March 2, 2015, incorporated by reference to Exhibit 10.46 on Form 10-K filed on April 15, 2015.

10.47	Business development consulting agreement by and among Findex.com, Inc. and J.N.B., LLC. dated November 10, 2015, incorporated by reference to Exhibit 10.47 on Form 10-Q filed on November 16, 2015.

10.48	Manufacturing and distribution joint venture agreement by and among Findex.com, Inc. and Nanotech Materials LLC dated August 17, 2016.

10.49	Operating agreement by and among Findex.com, Inc. and Advanced Nanofibers LLC dated September 14, 2016.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated May 15, 2017. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 15, 2017. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: May 15, 2017	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)

Table of Contents	- 12 -