Form 10-Q
period 2017-06-30
FINDEX COM INC
filed 2017-08-18
CIK 1089061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At August 18, 2017 the registrant had outstanding 516,480,300 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2017	As of December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$98,298	$108,035
Accounts receivable, net	50,413	21,730
Inventories, net	22,560	25,276
Other current assets	5,143	7,090
Total current assets	176,414	162,131
Property and Equipment, net	16,438	25,677
Intangible Assets, net	285,605	309,361
Total assets	$478,457	$497,169

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$207,360	$205,964
Accounts payable, related parties	36,056	38,314
Accrued royalties	78,900	73,727
Accrued payroll	140,129	81,224
Notes payable	328,783	336,283
Notes payable, convertible	25,000	25,000
Notes payable, related parties, convertible	1,824,633	1,824,633
Other current liabilities	339,903	217,319
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	3,095,132	2,916,832
Commitments and Contingencies (Note 9)
Stockholders’ Deficit:
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- shares issued and outstanding	—	—
Common stock, $.001 par value
900,000,000 shares authorized,
513,480,300 and 489,537,017 shares issued and outstanding, respectively	513,480	489,537
Additional paid-in capital	3,995,722	3,569,081
Accumulated deficit	(6,985,476)	(6,438,653)
Total Findex.com, Inc. stockholders’ deficit	(2,476,274)	(2,380,035)
Non-controlling interest in variable interest entity	(140,401)	(39,628)
Total stockholders’ deficit	(2,616,675)	(2,419,663)
Total liabilities and stockholders’ deficit	$478,457	$497,169

See accompanying notes to condensed consolidated financial statements.

Table of Contents	F-1

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016

Revenues, net		$70,649		$102,419		$115,640		$128,658
Revenues related parties, net		27,510		24,885		49,087		47,782
Total revenues		98,159		127,304		164,727		176,440
Cost of sales		35,566		29,238		55,851		49,979
Gross profit		62,593		98,066		108,876		126,461
Other operating expenses:
Sales and marketing expenses		4,503		8,456		7,953		13,718
Professional fees		33,700		39,990		69,515		98,052
Personnel costs (net of research and development direct labor costs)		136,566		114,789		270,134		212,306
Research and development		101,907		51,651		190,378		99,636
Rent		6,708		21,639		25,533		43,277
Other general and administrative expenses		52,988		46,432		99,164		80,005
Total operating expenses		336,372		282,957		662,677		546,994
Loss from operations		(273,779)		(184,891)		(553,801)		(420,533)
Interest expense		(47,447)		(28,424)		(93,795)		(57,109)
Net loss before income taxes		(321,226)		(213,315)		(647,596)		(477,642)
Income tax provision		—		—		—		—
Net loss		(321,226)		(213,315)		(647,596)		(477,642)
Net loss attributable to non-controlling interest		55,207		—		100,773
Net loss attributable to Findex.com, Inc.		$(266,019)		$(213,315)		$(546,823)		$(477,642)
Basic and diluted net loss per share	$	---	$	---	$	---	$	---

Basic and diluted weighted average common shares outstanding		509,590,502		476,898,949		502,437,806		476,841,256

See accompanying notes to condensed consolidated financial statements.

Table of Contents	F-2

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016

Cash flows from operating activities:
Net Loss		$(647,596)		$(477,642)
Adjustments to reconcile net loss to cash used in operations:
Depreciation		9,239		8,730
Amortization		23,756		23,756
Stock issued for services		22,585		—
Discount on convertible debt		—		9,900
Increase in accounts receivable		(28,683)		(40,939)
Decrease (increase) in inventory		2,716		(9,452)
Decrease in other current assets		1,947		51
Increase in accounts payable and accrued expenses		185,800		208,208
Net cash used in operating activities		(430,236)		(277,388)
Cash flows from investing activities:
Purchase of property and equipment		—		(9,721)
Net cash used in investing activities		—		(9,721)
Cash flows from financing activities:
Proceeds from sale of common stock		227,999		21,000
Proceeds from issuance of convertible notes payable		—		95,000
Proceeds from sale of interest in variable interest entity, related party		200,000		350,000
Payments made on notes payable		(7,500)		(10,000)
Net cash provided by financing activities		420,499		456,000
Net (decrease) increase in cash and cash equivalents		(9,737)		168,891
Cash and cash equivalents, beginning of period		108,035		5,163
Cash and cash equivalents, end of period		$98,298		$174,054

Supplemental cash flow information:
Interest paid	$	---		$1,515
Cash paid for income taxes	$	---	$	---

See accompanying notes to condensed consolidated financial statements.

Table of Contents	F-3

Findex.com, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Findex.com, Inc. (“Findex”) was incorporated under the laws of the State of Nevada on November 7, 1997, and is headquartered in Lake Park, Florida. The Company’s EcoSmart’s coating operations is the current driver of both operating overhead and revenue. The EcoSmart business currently centers around a proprietary line of specialty materials coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. In addition, Advanced Nanofibers LLC (“Advanced”) is a variable interest entity of which the Company owned a minority 24.875% interest at December 31, 2016 and, for accounting purposes under Financial Accounting Standards Board (FASB) guidelines, is considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. Advanced is a Florida-based private venture founded in September 2016 by the Company and two other technology firms, one of which has since withdrawn from involvement. The enterprise is focused on developing and globally industrializing a variety of proprietary breakthrough advances in nano-based and other cementitious product technologies. Advanced is rapidly evolving and expected by management to eventually outpace EcoSmart’s coating operations in terms of percentage growth on both the expense and revenue sides. Despite Advanced’s lack of revenue to date, it is a venture that the Company’s management has been and continues to be very actively involved in developing, and that is increasingly consuming a greater percentage of the Company’s financial and human resources, a trend management expects to continue into the foreseeable future.

ECOSMART

The Company’s core business – known as EcoSmart Surface & Coatings Technologies – is centered around a line of specialty industrial glass-based “smart surface” coatings that have a wide range of uses across each of the industrial, commercial, and household market segments and that are centered around a U.S. patented technology that, either on its own or when coupled with any of an array of available proprietary formula additives, offers a unique combination of beneficial surface properties that allow for a broad array of multi-surface and end-product applications. Among others, such applications currently include:

▪	Heavy Construction Equipment/Vehicles
▪	Oil and Gas Drilling and Related Heavy Equipment
▪	Industrial and Residential HVAC Equipment, Commercial Refrigeration Systems, and Power Generators
▪	Interior and Exterior Flooring and Tiling, Pavers and Hardscapes

Over time, EcoSmart intends to develop itself in the strategic direction of becoming a leading research-oriented, high-tech specialty “smart-surface” materials development and licensing company centered around a highly-qualified research team and state-of-the-art research lab and applying a combination of organic and inorganic chemistries, materials science engineering, and nanotechnology. EcoSmart currently has expertise and capabilities in each of these areas.

ADVANCED NANOFIBERS (VARIABLE INTEREST ENTITY)

Advanced Nanofibers LLC (“Advanced”) is a variable interest entity of which the Company owned a minority 31.37% interest at June 30, 2017 and, for accounting purposes under FASB guidelines, is considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. Advanced is a Florida-based, private venture founded in September 2016 by the Company and two other technology firms, one of which has since withdrawn from involvement. The enterprise is focused on developing and globally industrializing a variety of proprietary breakthrough advances in nano-based and other cementitious product technologies. Company management believes Advanced’s prospects are extraordinary based on the following key factors that afford it a distinct competitive advantage:

Table of Contents	F-4

▪	An array of industrial end-products that are meaningfully superior to competitive products by virtue of a proprietary technological processes; and
▪	The ability to deliver those products at price points that are competitive with existing market products that are meaningfully inferior in quality.

Following an equity restructuring of Advanced that occurred in May 2017 that arose out of the agreed-upon departure from the enterprise of one of the founding technology firms, at June 30, 2017, the venture was owned and controlled approximately 94% by its remaining two founding members, the Company and Nanotech Fibers, LLC, each of which have been actively involved in its development to date. In addition to the Company, this included, as it still does as of the date of this quarterly report on Form 10-Q, Nanotech Fibers LLC, a recently organized, Florida-based, closely-held, private firm engaged in various strategic pursuits within and surrounding the nanotech-based industrial building and infrastructure materials sector. Although it is still in a pre-revenue stage of development, the Company’s management team currently devotes a very significant percentage of its time to the business of Advanced Nanofibers.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries (Reagan Holdings, Inc., Findex.com, Inc. Delaware, and ESCT Acquisition Corp.), and the accounts of Advanced Nanofibers LLC, a Florida limited liability company and variable interest entity, of which the Company has been deemed the primary beneficiary. As of June 30, 2017, the Company owns a non-controlling, minority interest of 31.37% in Advanced. All inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain accounts in the Company’s 2016 financial statements have been reclassified for comparative purposes to conform with the presentation in the Company’s 2017 financial statements to which these footnotes relate.

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

RESEARCH AND DEVELOPMENT

The Company’s research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, the Company records the research and development costs as a reduction against either personnel costs or professional fees. For facilities leasing related expenses, the Company records the research and development costs as a reduction against rent. For the six months ended June 30, 2017 and 2016, the Company recognized $190,378 and $99,636, respectively, in research and development costs.

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

The calculations of net loss per share for the six months ended June 30, 2017 and 2016 excluded the impact of the following potential common shares as their inclusion would be anti-dilutive.

For the Six Months Ended June 30	2017	2016
Shares Issuable Upon Exercise of Outstanding Warrants	—	600,000
Shares Issuable Upon Conversion of Outstanding Convertible Note Payables	219,554,683	99,392,857
Total anti-dilutive potential common shares	219,554,683	99,992,857

DISCONTINUED OPERATIONS

As of June 30, 2017 and 2016, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011. See Note 12.

RECENT ACCOUNTING PRONOUNCEMENTS

At June 30, 2017, there were no recent accounting pronouncements that the Company believed would have a material impact on its condensed consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. However, as of June 30, 2017, the Company had negative working capital of $2,918,721 and an accumulated deficit of $6,985,476. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken several actions in an attempt to mitigate this risk. These actions include capital raising initiatives involving the issuance of equity and/or notes payable to investors, as well as cash conservation initiatives involving the issuance of equity and/or notes payable to employees and related parties in lieu of cash compensation. The accompanying condensed consolidated financial statements do not include any adjustments related to these uncertainties.

Table of Contents	F-7

NOTE 3 – CONSOLIDATED VARIABLE INTEREST ENTITY

The Financial Accounting Standards Board (FASB) authoritative guidance on consolidation requires the “primary beneficiary” of a variable interest entity (a “VIE”) to consolidate that entity. The “primary beneficiary” of a VIE, for this purpose, is a company that has a controlling financial interest in the VIE without any corresponding voting rights control. A controlling financial interest in this regard exists when a company is determined to have both the power to direct the activities that most significantly impact a VIE’s economic performance, on the one hand, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE, on the other. The Company is one member, among others, of a collaborative joint venture limited liability company, Advanced Nanofibers LLC (“Advanced”). This enterprise was formed by the joint venture participants for the purpose of focusing on globally broadening the utilization of nanoparticle-enhanced nanofibers across a diverse range of mass-market industrial and consumer applications. The enterprise is focused on developing and globally industrializing a variety of proprietary breakthrough advances in nano-based and other cementitious product technologies. Having been involved in the formation of Advanced in September 2016, the Company determined during the fourth quarter of 2016 that it was the primary beneficiary of Advanced, among the equity participants, based on qualitative and quantitative criteria. Among other factors, and more specifically, it was determined that the equity investors in Advanced do not, and are not obligated to, provide sufficient financial resources for the entity to support itself in terms of day-to-day research and development activities. However, the Company has provided financial support that is disproportionate to its equity interest, and the Company’s management was involved in the organization of the entity. U.S. GAAP thereunder, requires a VIE to be consolidated by a company if and when that company holds a majority of the variable interests in the entity and is thus subject to a majority of the risk of loss from the VIE’s activities. For the six months ended June 30, 2017, the Company provided the financial resources in the amount of $128,486 as support for Advanced’s day-to-day research and development activities and a total of $181,236 since Advanced’s inception. See Note 1.

The carrying value of the assets and liabilities of Advanced which are consolidated as of June 30, 2017 are as follows:

	June 30, 2017 (Unaudited)	December 31, 2016 (Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$96,492	$4,020
Total current assets	96,492	4,020
Total assets	$96,492	$4,020

Liabilities and Members’ Equity
Current Liabilities:
Due to Findex.com, Inc.	$81,236	$52,750
Accounts payable	3,419	—
Total current liabilities	84,655	52,750
Stockholders’ equity:
Members’ investment	204,020	4,020
Accumulated deficit	(192,183)	(52,750)
Total members’ equity	11,837	(48,730)
Total liabilities and members’ equity	$96,492	$4,020

Net loss	$(139,433)	$(52,750)

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30, 2017	December 31, 2016
Raw materials	$22,600	$25,712
Finished goods	2,710	2,337
Reserve for obsolete inventory	(2,750)	(2,773)
Inventories	$22,560	$25,276

Table of Contents	F-8

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2017	December 31, 2016
Office equipment	$3,466	$3,466
Warehouse equipment	76,339	76,339
Computer equipment	8,708	8,708
Research lab	10,334	10,334
Office fixtures	3,750	3,750
Less: accumulated depreciation	(86,159)	(76,920)
Property and equipment	$16,438	$25,677

For the six months ended June 30, 2017 and 2016, the Company recorded depreciation expense of $9,239 and $8,730, respectively.

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets consist of patents and patents pending acquired from third parties, and are recorded at cost. The Company amortizes the costs of its intangible assets over their estimated useful lives unless such lives of approximately 11 years. Patents pending are not amortized unless and until the patents are issued. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required.

The Company’s intangible assets, net of accumulated amortization consisted of the following:

Patents and/or software licenses, net	June 30, 2017	December 31, 2016
Cost	$697,955	$697,955
Amortization	(412,350)	(388,594)
Net intangible assets	$285,605	$309,361

The Surface Modification Technologies assets include a patent, a patent pending, trade secret technology, instructions, manuals and materials on certain manufacturing processes and know-how. For the six months ended June 30, 2017 and 2016, the Company recorded amortization expense of $23,756 and $23,756, respectively. See Note 1.

NOTE 7 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTIES

At June 30, 2017 and December 31, 2016, notes payable consisted of the following:

	June 30, 2017	December 31, 2016
Notes payable	$328,783	$336,283
Notes payable, convertible	25,000	25,000
Notes payable, related parties, convertible	1,824,633	1,824,633
Total	$2,178,416	$2,185,916

NOTES PAYABLE

Notes payable consisted of the following:

		June 30, 2017	December 31, 2016
Note payable to a former shareholder, past due as of January 2012, together with accrued interest at 5% APR and interest on overdue principal accruing at 10% APR.	(a)	$28,783	$28,783
Note payable to a shareholder, past due as of August 1, 2015, together with accrued interest at 10% APR.	(b)	300,000	300,000
Note payable to a shareholder, payable upon demand, together with imputed interest only, as applicable.	(c)	—	7,500
Total		$328,783	$336,283

Table of Contents	F-9

As of June 30, 2017, the Company had outstanding a past due note payable (b) to a shareholder in the amount of $300,000. During the six months ended June 30, 2017, the Company paid note payable (c) to a shareholder in the amount of $7,500.

At June 30, 2017, the Company was in arrears on an unsecured term note payable (a) to a former shareholder, and a separate unsecured term note payable (b) to a current shareholder.

NOTES PAYABLE, CONVERTIBLE

Notes payable, convertible consisted of the following:

		June 30, 2017	December 31, 2016
Note payable to an investor due as of January 20, 2018, together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(a)	$25,000	$25,000
Total		$25,000	$25,000

NOTES PAYABLE, RELATED PARTIES, CONVERTIBLE

Notes payable, related parties, convertible consisted of the following:

		June 30, 2017	December 31, 2016
Note payable to a company controlled by an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(a)	$60,000	$60,000
Note payable to the Company’s outside general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(b)	150,000	150,000
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(c)	30,000	30,000
Note payable to the Company’s outside general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(d)	120,000	120,000
Note payable to the Company’s outside general counsel (also a shareholder), due on demand together with accrued interest at 12% APR, and convertible at $0.008 per share of common stock.	(e)	10,000	10,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due November 13, 2018 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(f)	100,000	100,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 4, 2017 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(g)	50,000	50,000

Table of Contents	F-10

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 18, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(h)	100,000	100,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due May 12, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(i)	50,000	50,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due June 7, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(j)	200,000	200,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due July 28, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(k)	300,000	300,000
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(l)	55,500	55,500
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(m)	20,500	20,500
Note payable to the Company’s president and chief executive officer (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(n)	349,329	349,329
Note payable to the Company’s controller who is also a shareholder, which note is due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(o)	134,604	134,604
Note payable to the Company’s vice president of research and development (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(p)	49,000	49,000
Note payable to an independent contractor (also a shareholder), which note payable is due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(q)	25,700	25,700
Note payable in the name of a son of an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.005 per share of common stock.	(r)	20,000	20,000
Total		$1,824,633	$1,824,633

Notes (a), (c), (l) and (r) reflect amounts due to a single outside director of the Company, who is also a shareholder, based on such director having (i) made certain vendor obligation payments directly on behalf of and for the benefit of the Company, (ii) having advanced certain funds to the Company at various dates for general working capital purposes, and (iii) having accrued director’s fees earned through September 15, 2016. In addition, the Company has recorded accounts payable, related parties, in the amount of $12,366 to the holder of notes (a), (c), (l) and (r).

Notes (b) and (d) reflect payment obligations owed to the Company’s outside general counsel for legal services incurred by the Company for the years ended December 31, 2015 and 2014.

Table of Contents	F-11

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

For the six months ended June 30, 2017, the Company did not receive any proceeds from the issuance of new convertible notes payable. For the year ended December 31, 2016, the Company received proceeds from the issuance of convertible notes payable in the amount of $45,000 and an additional $700,000 from the issuance of convertible notes payable to related parties (total $745,000).

At June 30, 2017, the Company was in arrears on the convertible note payable (g) to a related party investor.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

For the six months ended June 30, 2017, the Company sold 22,800,000 restricted shares of common stock at $0.01 per share for total proceeds of $228,000.

For the six months ended June 30, 2017, the Company granted 1,143,283 restricted shares of common stock for business development services. The Company valued the shares based on the closing price of the Company common stock on those days during which such services were performed. This resulted in $22,585 of expense for the six months ended June 30, 2017.

COMMON STOCK WARRANTS

The Company did not issue warrants for the six months ended June 30, 2017 and 2016 and no warrants were exercised. Twelve warrants, exercisable in the aggregate for a total of 3,650,000 shares of common stock, expired prior to exercise during the six months ended June 30, 2016. As of June 30, 2017, there were no warrants outstanding.

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

Table of Contents	F-12

In February 2015, the Company entered into a lease agreement for a research facility located in Daytona Beach, Florida. The Company leased this 3,200 square foot facility under a month-to-month lease agreement which ended on December 31, 2016. The monthly rent, including sales and use taxes, was $2,929. In accordance with the terms of the leasehold agreement, we were responsible for all utilities, repairs and maintenance. In June 2016, the Company provided notice that we were terminating this lease agreement effective July 31, 2016. There were no termination fees incurred due to the lease being a month to month lease agreement. As of June 30, 2017, the Company has accrued $7,891 for past rent owed less a deposit of $2,500 (total $5,391). The Company has since relocated all property and equipment as well as all personnel previously occupying this facility to our corporate headquarters located in Lake Park, Florida.

Total rent expense for the six months ended June 30, 2017 and 2016 for these facilities, before adjustments of reclassified facilities cost for research and development, totaled $43,277 and $60,849, respectively.

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

As of June 30, 2017, one of the Company’s directors held four, separate convertible notes issued by the Company. These convertible notes reflect a portion of the aggregate amount that such outside director is owed by the Company for a combination of (i) certain vendor payments made by him on the Company’s behalf, (ii) cash previously advanced to the Company for working capital, and (iii) director’s fees earned through September 15, 2016. One of these notes, in the face amount of $60,000, was issued to a company controlled by the director, is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. Another of these notes, issued to the director personally, is in the face amount of $30,000, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. The third of these notes, also issued to the director personally, is in the face amount of $55,500, is due on demand, together with accrued interest at 4.5% and is convertible at $0.007 per share of common stock. The fourth note, issued in the name of the director’s son, is in the face amount of $20,000, is due on demand, together with accrued interest at 4.5% and is convertible at $0.005 per share of common stock. See Note 7.

As of June 30, 2017, the Company’s outside general counsel held three convertible notes issued by the Company. One such note reflected an amount due for legal services provided for the year ended December 31, 2014 in the amount of $150,000. This note is payable by the Company on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. Another of these notes reflected an amount due for legal services provided for the year ended December 31, 2015 in the amount of $120,000. This note is similarly payable on demand, together with accrued interest at 4.5% APR, and is convertible at $0.007 per share of common stock. A third note is in the amount of $10,000, reflects funds advanced to the Company for working capital, is due on demand, together with accrued interest at 12% APR, and is convertible at $0.008 per share of common stock. See Note 7.

As of June 30, 2017, the Company had issued a total of six (6) convertible notes to a certain related party investor and significant shareholder. The first such note is in the amount of $100,000, is due on November 13, 2018, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The second such note is also in the amount of $100,000, is due on March 18, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The third such note is in the amount of $50,000, is due on May 12, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The fourth such note is in the amount of $100,000, is due on June 7, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The fifth such note is in the amount of $300,000, is due on July 28, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. And the sixth such note is in the amount of $50,000, is due on demand, together with interest at 10% APR, and is convertible at $0.01 per share of common stock. See Note 7.

Table of Contents	F-13

As of June 30, 2017, one of the Company’s directors held one convertible note issued by the Company in the face amount of $20,500 (for director’s fees earned through September 15, 2016), which note is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

The Company accrued payroll earned, by related parties, during the six months ended June 30, 2017 and 2016, respectively, in the total amount of $124,382 and $520,954 for the Company’s president and chief executive officer and controller.

As of June 30, 2017, the Company’s president and chief executive officer held one convertible note issued by the Company representing previously accrued base salary in the amount of $349,329. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

As of June 30, 2017, the Company’s controller held one convertible note issued by the Company representing previously accrued base salary in the amount of $134,604. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

As of June 30, 2017, the Company’s vice president of research and development held one convertible note representing previously accrued base salary in the amount of $49,000. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

As of June 30, 2017, an independent contractor who had been the president of one of EcoSmart’s divisions prior to the merger with the Company, who is also shareholder of the Company, held one convertible note representing accrued earnings in the amount of $25,700. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

Advanced Nanofibers LLC (“Advanced”) is a variable interest entity of which the Company owned a minority 31.37% interest at June 30, 2017 and, for accounting purposes under FASB guidelines, is considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. The two controlling members of Advanced include the Company and Nanotech Fibers LLC. The Company’s president and chief executive officer currently holds a 18.75% equity interest in Nanotech Fibers LLC through a closely-held, private Florida limited liability company, August Center Street Holdings LLC. August Center Street Holdings, LLC is owned 75% by the Company’s president and chief executive officer and 25% by the Company’s general counsel.

During the six months ended June 30, 2017 and 2016, the Company recorded revenue for sales to shareholders in the amount of $49,087 and $47,782, respectively. For the six months ended June 30, 2017, one shareholder accounted for approximately 28% of Company revenue and, as a group, the sales to shareholders accounted for approximately 29% of Company revenues. These revenues are recorded as revenue, related party on the Company’s Condensed Consolidated Statements of Operations.

NOTE 11 – SEGMENT INFORMATION

The Company reports segment information that is consistent with the management and measurement system utilized within the Company. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable operating segments. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker (the chief executive officer) in determining how to allocate resources and evaluate performance. The accounting policies of the segments are the same as those described in Note 1, “Organization and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements that are contained in our annual report on Form 10-K for the fiscal year ended December 31, 2016. The Company’s reportable operating segment consists of Advanced. For the six months ended June 30, 2017, Advanced had no revenue, an operating loss of $139,433, assets in the form of cash totaling $96,492 and liabilities in the form of accounts payable totaling $84,655. See Note 3.

Table of Contents	F-14

NOTE 12 – DISCONTINUED OPERATIONS

As of June 30, 2017 and 2016, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011.

NOTE 13 – SUBSEQUENT EVENTS

In July 2017, the Company’s ownership interest in Advanced Nanofibers LLC decreased from 31.37% to 31.06% due to the addition of a new member to the LLC.

In July 2017, the Company extended the classes of directorship terms for our board of directors, including Class I, Class II and Class III, each for a period of two years to expire on July 22, 2018, July 22, 2019, and July 22, 2020, respectively.

In July 2017, the Company issued a convertible note payable in the amount of $28,500 to an outside director and shareholder for accrued director’s fees earned from September 16, 2016 through June 30, 2017. The note payable is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock.

In July 2017, the Company issued a convertible note payable in the amount of $9,500 to an outside director and shareholder for accrued director’s fees earned from September 16, 2016 through June 30, 2017. The note payable is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock.

In July 2017, the Company issued a convertible note payable in the amount of $87,532 to the Company’s president and chief executive officer for previously accrued base salary earned from September 16, 2016 through June 30, 2017. The note payable is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock.

In July 2017, the Company issued a convertible note payable in the amount of $28,010 to the Company’s controller for previously accrued base salary earned from September 16, 2016 through June 30, 2017. The note payable is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock.

In July 2017, the Company committed to issue 87,123 restricted shares of Company common stock to an independent contractor for certain business development services provided. The agreement with the independent contractor calls for the contractor to be paid at an hourly rate of $100, half of which is payable in cash and half of which is payable in restricted shares of Company common stock, such shares to be valued at the closing price of Company common stock on the relevant service day(s).

In August 2017, the Company sold 3,000,000 restricted shares of common stock at $0.01 per share for total proceeds of $30,000.

Table of Contents	F-15

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

Description of Business

Findex.com, Inc. is headquartered in Lake Park, Florida. The Company’s EcoSmart’s coating operations is the current driver of both operating overhead and revenue. The EcoSmart business currently centers around a proprietary line of specialty materials coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. In addition, Advanced Nanofibers LLC (“Advanced”) is a variable interest entity of which the Company owned a minority 24.875% interest at December 31, 2016 and, for accounting purposes under Financial Accounting Standards Board (FASB) guidelines, is considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. Advanced is a Florida-based private venture founded in September 2016 by the Company and two other technology firms, one of which has since withdrawn from involvement. The enterprise is focused on developing and globally industrializing a variety of proprietary breakthrough advances in nano-based and other cementitious product technologies. Advanced is rapidly evolving and expected by management to eventually outpace EcoSmart’s coating operations in terms of percentage growth on both the expense and revenue sides. Despite Advanced’s lack of revenue to date, it is a venture that the Company’s management has been and continues to be very actively involved in developing, and that is increasingly consuming a greater percentage of the Company’s financial and human resources, a trend management expects to continue into the foreseeable future.

ECOSMART

The Company’s core business – known as EcoSmart Surface & Coatings Technologies – is centered around a line of specialty industrial glass-based “smart surface” coatings that have a wide range of uses across each of the industrial, commercial, and household market segments and that are centered around a U.S. patented technology that, either on its own or when coupled with any of an array of available proprietary formula additives, offers a unique combination of beneficial surface properties that allow for a broad array of multi-surface and end-product applications. Among others, such applications currently include:

▪	Heavy Construction Equipment/Vehicles
▪	Oil and Gas Drilling and Related Heavy Equipment
▪	Industrial and Residential HVAC Equipment, Commercial Refrigeration Systems, and Power Generators
▪	Interior and Exterior Flooring and Tiling, Pavers and Hardscapes

Table of Contents	- 1 -

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

ADVANCED NANOFIBERS (VARIABLE INTEREST ENTITY)

Advanced Nanofibers LLC (“Advanced”) is a variable interest entity of which the Company owned a minority 31.37% interest at June 30, 2017 and, for accounting purposes under FASB guidelines, is considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. Advanced is a Florida-based, private venture founded in September 2016 by the Company and two other technology firms, one of which has since withdrawn from involvement. The enterprise is focused on developing and globally industrializing a variety of proprietary breakthrough advances in nano-based and other cementitious product technologies. Company management believes Advanced’s prospects are extraordinary based on the following key factors that afford it a distinct competitive advantage:

▪	An array of industrial end-products that are meaningfully superior to competitive products by virtue of proprietary technological processes; and
▪	The ability to deliver those products at price points that are competitive with existing market products that are meaningfully inferior in quality.

Following an equity restructuring of Advanced that occurred in May 2017 that arose out of the agreed-upon departure from the enterprise of one of the founding technology firms, at June 30, 2017, the venture was owned and controlled approximately 94% by its remaining two founding members, the Company and Nanotech Fibers, LLC, each of which have been actively involved in its development to date. In addition to the Company, this included, as it still does as of the date of this quarterly report on Form 10-Q, Nanotech Fibers LLC, a recently organized, Florida-based, closely-held, private firm engaged in various strategic pursuits within and surrounding the nanotech-based industrial building and infrastructure materials sector. Although it is still in a pre-revenue stage of development, the Company’s management team currently devotes a very significant percentage of its time to the business of Advanced Nanofibers.

Management Overview

A key focus of management during the six months ended June 30, 2017 centered on the Company’s continuing initiatives to explore and build relationships with potentially key strategic business partners, investors, and potential distributors and/or resellers of our EcoSmart coatings products. To varying degrees, these relationships were aggressively pursued in order to establish, further develop, and/or expand our EcoSmart market share within our most highly targeted verticals, including heavy machinery and equipment hardware, industrial and consumer HVAC equipment systems, hardscape and interior products, and marine products. Throughout the six months ended June 30, 2017, management has been, as it has continued to be and expects for the foreseeable future to be, committed to securing and solidifying foundational relationships within each of these markets and intends to allocate a significant portion of Company financial and human resources accordingly.

Among other initiatives that took place during the second quarter of 2017, management introduced a contractor training and certification program. This program, which is both intended and expected to enable us to continue to aggressively develop our national network of qualified contractors, provides a means for them to become officially designated by us as “EcoSmart Certified” contractors. While the primary focus of these now-monthly three-day training programs is the application processes relating to our EcoSmart interior and hardscape coating products, attendees also have the opportunity, secondarily, to expand their existing line of service offerings by being trained in the application processes associated with our industrial and residential HVAC coatings as well, if they choose, as our metal and heavy machinery and equipment coatings. Specifically for purposes of conducting a portion of these training programs, we have installed a designated room within our facility located in Lake Park, FL. In this training center, participants are afforded an opportunity to get a wealth of hands- on practical experience in working with our products and informally discussing the challenges commonly confronted. Separately from that, but fundamentally linked to it, our program also features an opportunity for our participants to benefit from a partnership we have established with a local Best Western Hotel facility, Best Western Plus in Palm Beach Gardens. Working with Best Western, we have structured and designed a unique program that provides participants an actual on-the-job training opportunity in which they learn about and take an active role in the treating of a variety of the types of surfaces they are likely to encounter in serving as an EcoSmart Certified contractor within their market, including, among others, hotel (guest) room bathroom floors, shower floors, shower walls, hotel cafeterias and commercial kitchens as well as lobby entrances, walkways and pool decks. Upon completion of the program, participants are encouraged to return to their local and regional areas utilizing their Best Western experience as a trade reference. Future plans include the pursuit of additional, similar partnership arrangements with other locally operated national franchise hotels and restaurant chains.

Table of Contents	- 2 -

 Although there can be no assurance, the contractor training program is believed to increase our customer base as well as our revenues in the hardscape and interior tile and floor vertical markets.

In addition, following its formation of what is currently a minority 31.37% equity interest in Advanced Nanofibers LLC in September of 2016, the Company began allocating increasing amounts of its financial and human resources to the development of that business. The resource allocations through June 30, 2017 in this regard centered primarily around Advanced Nanofiber’s technology, manufacturing, and related systems. Increasingly, and since year end, allocations have broadened in scope to include strategic marketing and sales initiatives.

During the six months ended June 30, 2017, and across the board, management remained focused on three primary areas identified as keys to the near-term viability, growth and prosperity of the Company. One area is revenue generation, as effected through the formalization of various distribution and licensing relationships that the Company has been pursuing over time. A second area is the maximization of cash flow and return on existing assets, as effected through the refinement of internal production operations and throughput efficiencies. The third other area is corporate finance, and specifically the raising of capital necessary to bridge shortfalls in available cash, for both operational and capital investment purposes, through to the point, if at all, at which working capital and cash reserve levels are sufficient to be self-sustaining.

At this time, near-term liquidity poses a continuous challenge to us and is expected to continue to do so for the foreseeable future. Moreover, the need to find ways to stretch our very limited economic resources places ongoing strains on our very limited human resources.

Results of Operations for Quarters Ending June 30, 2017 and June 30, 2016

Statements of Operations for Six Months Ended June 30,	2017	2016	Change
Net revenues	$164,727	$176,440	$(11,713)
Cost of sales	(55,851)	(49,979)	(5,872)
Gross profit	108,876	126,461	(17,585)
Sales, marketing and general and administrative expenses	(472,299)	(447,358)	(24,941)
Research and development	(190,378)	(99,636)	(90,742)
Total operating expenses	(662,677)	(546,994)	(115,683)
Loss from operations	(553,801)	(420,533)	(133,268)
Other expenses, net	(93,795)	(57,109)	(36,686)
Loss before income taxes	(647,596)	(477,642)	(169,954)
Income tax (provision)	—	—	—
Net loss from operations	$(647,596)	$(477,642)	$(169,954)
Loss attributable to non-controlling interest	100,773	—	100,773
Net loss attributable to Findex.com, Inc.	$(546,823)	$(477,642)	$(69,181)

Table of Contents	- 3 -

Statements of Operations for Three Months Ended June 30,	2017	2016	Change
Net revenues	$98,159	$127,304	$(29,145)
Cost of sales	(35,566)	(29,238)	(6,328)
Gross profit	62,593	98,066	(35,473)
Sales, marketing and general and administrative expenses	(234,465)	(231,306)	(3,159)
Research and development	(101,907)	(51,651)	(50,256)
Total operating expenses	(336,372)	(282,957)	(53,415)
Loss from operations	(273,779)	(184,891)	(88,888)
Other expenses, net	(47,447)	(28,424)	(19,023)
Loss before income taxes	(321,226)	(213,315)	(107,911)
Income tax (provision)	—	—	—
Net loss from operations	$(321,226)	$(213,315)	$(107,911)
Loss attributable to non-controlling interest	55,207	—	55,207
Net loss attributable to Findex.com, Inc.	$(266,019)	$(213,315)	$(52,704)

The differing results of operations are primarily attributable to the following for the three and six months ended June 30, 2017:

▪	a decrease in net revenues resulting from decreasing sales of our products in our heavy machinery and equipment hardware vertical;
▪	an increase in our general and administrative costs resulting from (i) an increase in total personnel costs stemming from the enlarging of our staff coupled with our increased reliance on the use of outside contractors, in each case based on operational growth, and (ii) an increase in travel and entertainment expenses due to our having expanded our marketing, customer service and sales teams;
▪	an increase in research and development for the six months ended June 30, 2017 as we have increased the use of outside contractors, facility space, our staff and certain of our staff’s time based on anticipated growth and development related to Advanced; and
▪	an increase in interest expense due to an increase in total outstanding indebtedness resulting from our having issued a number of medium-term notes during the year ended December 31, 2016 as part of our capital-raising initiatives.

Although there can be no assurance, in future periods, we anticipate an increase in overall Company revenues as well as an increase in overall sales, marketing and general and administrative expenses due to our anticipated growth and expansion in certain vertical markets.

Revenues

					Change
Revenues from Operations for Six Months Ended June 30,	2017	% to Sales	2016	% to Sales	$	%
Revenues	$119,840	71%	$128,658	73%	$(8,818)	7%
Revenues related parties	49,087	29%	47,782	27%	1,305	3%
Gross Revenues	168,927	100%	176,440	100%	(7,513)	4%
Less estimated sales returns and allowances	(4,200)	3%	—	0%	(4,200)	0%
Net revenues	$164,727	97%	$176,440	100%	$(11,713)	7%

Table of Contents	- 4 -

					Change
Revenues for Operations for Three Months Ended June 30,	2017	% to Sales	2016	% to Sales	$	%
Revenues	$74,849	73%	$102,419	80%	$(27,570)	27%
Revenues related parties	27,510	27%	24,885	20%	$2,625	11%
Gross Revenues	102,359	100%	127,304	100%	(24,945)	20%
Less estimated sales returns and allowances	(4,200)	4%	—	0%	(4,200)	0%
Net revenues	$98,159	96%	$127,304	100%	$(29,145)	23%

The differing results of our net revenues are primarily attributable to the following for the six months ended June 30, 2017:

▪	a decrease in net revenues resulting from decreasing sales of our products in our heavy machinery and equipment hardware vertical;
▪	an increase in net revenues to related parties resulting from increasing sales of our commercial HVAC products to one particular related party; and
▪	an increase in sales returns and allowances as we anticipate the need for a reserve in the future related to potentially new product releases.

For the six months ended June 30, 2017, one shareholder/related party accounted for approximately 28% of our revenue and, as a group, the sales to shareholders/related parties accounted for approximately 29% of our revenues. Although there can be no assurance, we anticipate an increase in overall Company revenues in future periods as we continue to pursue a variety of vertical markets that management has been targeting over the past year as near-term opportunities for revenue growth.

Cost of Sales

					Change
Cost of Sales for Six Months Ended June 30,	2017	% of Sales	2016	% of Sales	$
Direct costs	$38,660	23%	$33,306	19%	$5,354
Royalties	5,173	3%	6,444	4%	(1,271)
Freight-out	12,018	7%	10,229	6%	1,789
Cost of sales	$55,851	33%	$49,979	29%	$5,872

					Change
Cost of Sales for Three Months Ended June 30,	2017	% to Sales	2016	% to Sales	$
Direct costs	$25,425	26%	$17,477	14%	$7,948
Royalties	3,032	3%	4,789	4%	(1,757)
Freight-out	7,109	7%	6,972	5%	137
Cost of sales	$35,566	36%	$29,238	23%	$6,328

Cost of sales consists primarily of direct costs, royalties accrued to providers of intellectual property, and the costs associated with reproducing, packaging, and shipping our products. As a percentage of net revenues, our cost of sales increased 4% from 29% for the six months ended June 30, 2016 to 33% for the six months ended June 30, 2017. We also saw an increase of 13% in our cost of sales as a percentage of net revenues from 23% for the three months ended June 30, 2016 to 36% for the three months ended June 30, 2017. The overall increase in cost of sales as a percentage of net revenues for the three and six months ended June 30, 2017 is attributable to the following:

Table of Contents	- 5 -

▪	an increase in the percentage of direct costs due to the following increases in raw materials:
	▪	an increase in one specific raw material chemical that increased by more than two times of the original price due to a price oversight from the raw material supplier;
	▪	an increase in the price of the containers we utilize in packaging our coating products, which occurred because of an upgrade in quality we elected based on our belief that it would facilitate the extension of the shelf-life of our products; and
	▪	an increase in our inventory of raw materials at the end of the month of June 2017;
▪	an offsetting decrease of accrued royalty obligations due to a corresponding decrease in sales of products carrying a relatively high royalty obligation; and
▪	an increase in freight costs resulting from an increase in the shipment of international sales as well as an increase in damaged packages from the shipping company we were utilizing, which has also led to a change to an alternate shipping service.

Into the immediate future, we anticipate that our direct costs are likely to increase in real dollar terms based on escalating sales volume coupled with the likelihood of a continuing inability to make material purchases in bulk at meaningfully discounted rates due to cash restraints. Though there can be no assurance that our cash position and financial condition will improve over time, if it does, we intend to take advantage of bulk purchasing opportunities at discounted rates. More generally, we anticipate that our cost of sales will increase in the future in direct proportion to increases in top line growth.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Operations for Six Months Ended June 30,	2017	% of Sales	2016	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$1,048	1%	$6,109	3%	$(5,061)	83%
Sales commissions	6,905	4%	7,609	4%	(704)	9%
Total sales and marketing	7,953	5%	13,718	7%	(5,765)	42%
Personnel costs	270,134	164%	212,306	120%	57,828	27%
Research and development	190,378	116%	99,636	56%	90,742	91%
Professional fees	69,515	42%	98,052	56%	(28,537)	29%
Travel and entertainment costs	30,056	18%	17,826	10%	12,230	69%
Rent	25,533	16%	43,277	25%	(17,744)	41%
Other general and administrative costs	69,108	42%	62,179	35%	6,929	11%
Total general and administrative	654,724	397%	533,276	302%	121,448	23%
Total sales, marketing, general and administrative	$662,677	402%	$546,994	310%	$115,683	21%

					Change
Sales, General and Administrative Costs for Operations for Three Months Ended June 30,	2017	% of Sales	2016	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$225	0%	$1,634	1%	$(1,409)	86%
Sales commissions	4,278	4%	6,822	5%	(2,544)	37%
Total sales and marketing	4,503	5%	8,456	7%	(3,953)	47%
Personnel costs	136,566	139%	114,789	90%	21,777	19%
Research and development	101,907	104%	51,651	41%	50,256	97%
Professional fees	33,700	34%	39,990	31%	(6,290)	16%
Travel and entertainment costs	17,288	18%	12,459	10%	4,829	39%
Rent	6,708	7%	21,639	17%	(14,931)	69%
Other general and administrative costs	35,700	36%	33,973	27%	1,727	5%
Total general and administrative	331,869	338%	274,501	216%	57,368	21%
Total sales, marketing, general and administrative	$336,372	343%	$282,957	222%	$53,415	19%

Table of Contents	- 6 -

Our research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs, such as those associated with facilities leasing and related overhead. For labor costs and costs of outside consultants, we record the research and development costs as a reduction against either personnel costs or contract services. For facilities leasing related expenses, we record the research and development costs as a reduction against rent. For the three and six months ended June 30, 2017, we reclassified to research and development approximately $44,000 and $88,000, respectively from total personnel costs and approximately $15,000 and $18,000, respectively from rent. Comparatively, for the three and months ended June 30, 2016, we reclassified to research and development approximately $41,000 and $79,000, respectively from total personnel costs and approximately $9,000 and $18,000, respectively from rent.

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the three and six months ended June 30, 2017:

▪	an overall decrease in advertising and direct marketing resulting from our having attended and sponsored a booth at an industry trade show during the six months ended June 30, 2016; despite experiencing an increase in sales commissions in direct correlation to the increase in our sales team during the six months ended June 30, 2017;
▪	an overall increase in total personnel costs, before adjustments of reclassified wages for research and development, as our staff and use of outside contractors increased based on operational growth;
▪	an increase in research and development for the six months ended June 30, 2017 attributable to an increase in the use of outside contractors, our staff and certain of our staff’s time based on anticipated growth and development related to our interest in Advanced;
▪	a decrease in professional services resulting mainly from a decrease in business development services;
▪	an increase in travel and entertainment expenses due to our having expanded our marketing, customer service and sales team; and
▪	a decrease in rent for the six months ended June 30, 2017 due to our having relocated the Company’s research and development lab from Daytona Beach, Florida to our corporate office located in Lake Park, Florida as well as a decrease in rent, after adjustments of reclassified rent for research and development due to the increase in space utilized and dedicated specifically to Advanced’s research and development operations.

For the immediate future, and although there can be no assurance, we would anticipate that our sales, marketing, general and administrative costs will increase in the future in direct proportion to top line growth.

Income Taxes

For the six months ended June 30, 2017 and 2016, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” accounting criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine at some point that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes raw materials procurement, production personnel, service applications personnel, the ongoing internal development of new products and expansion and upgrade of existing products, marketing and sales, and executive salaries and insurance benefit obligations. Cash generated through our current operations may not prove sufficient to sustain such operations, and our pursuit of an aggressive growth plan, as currently exists, will likely require funding from outside sources. Funding from outside sources may include but is not limited to the pursuit of other financing options such as commercial loans or public or private sales of securities, including common stock, preferred stock and/or convertible notes or debentures. The Company’s cash on hand as of June 30, 2017 was not sufficient to support our operations for the next twelve months.

Table of Contents	- 7 -

Working Capital	June 30, 2017	December 31, 2016
Current assets	$176,414	$162,131
Current liabilities	$3,095,135	$2,916,832
Accumulated deficit	$6,985,476	$6,438,653

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no assurance of it remaining manageable.

Cash Flows for Six Months Ended June 30,	2017		2016	Change	%
Cash flows used in operating activities		$(430,236)	$(277,388)	$(152,848)	55%
Cash flows used in investing activities	$	---	$(9,721)	$9,721	100%
Cash flows provided by financing activities		$420,499	$456,000	$(35,501)	8%

Net cash used in operating activities for the six months ended June 30, 2017 and 2016 consisted mainly of payments for personnel, inventory purchases, vendor payments and other operating expenses.

Net cash used in investing activities for the six months ended June 30, 2016 was for the build out of our new research lab within our corporate headquarters located in the Lake Park, Florida. This new research lab replaced the research lab located in Daytona Beach, Florida which was relocated in July 2016.

For the six months ended June 30, 2017, cash provided by financing activities was mainly the result of proceeds from the sale of common stock as well as the sale of an equity interest in Advanced. As an offset to the cash provided for the six months ended June 30, 2017, we also made certain payments towards retirement of various notes payable. Comparatively, cash provided by financing activities for the six months ended June 30, 2016 was primarily the result of cash proceeds from the sale of convertible notes.

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

Discontinued Operations

As of June 30, 2017 and 2016, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Table of Contents	- 8 -

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q June 30, 2017, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

Table of Contents	- 9 -

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2017, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Price per share	Consideration	Footnotes
Common Stock Issuances
Sale of Common Shares for Cash
For the Three Months Ended June 30, 2017	Restricted Common Stock	Private Purchasers	9,000,000	$0.010	$90,000	1

Issued for Compensation to Contractor
For the Three Months Ended June 30, 2017	Restricted Common Stock	Independent Consultant	574,667	Varied (2)	$10,710	2

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

(1) These subscriptions by individual investors were part of a private offering of securities. The purchase price was $0.01 per share, and the aggregate proceeds amounted to $90,000, all of which was paid in cash.

(2) This subscription by an individual investor was part of a private offering of securities. The purchase price, which represented a total value of $10,710, and all of which was paid for in the form of business development services previously performed for the benefit of the Company, was established for purposes of valuation on the basis of the closing price of the Company common stock on those days during which such services were performed.

Table of Contents	- 10 -

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

For the period ended June 30, 2017, we are in default under a certain unsecured term note to a former shareholder in the total amount of approximately $51,000. The arrearage as of such date was $28,783, plus interest. In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest. In addition, we are in default under a certain unsecured term note to a current shareholder in the total amount of $300,000 plus interest as well as a convertible note payable in the amount of $50,000 to a related party investor.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2017, there were no reportable events under this Item 5.

ITem 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

No.	Description of Exhibit
2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

2.2	Agreement and Plan of Merger by and among Findex.com, Inc., EcoSmart Acquisition Corp. EcoSmart Surface & Coating Technologies, Inc., and The Renewable Corp. dated July 23, 2014, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 29, 2014.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

4.1	Certificate of Designation of FIND Series MX Convertible Preferred Stock dated June 30, 2014, incorporated by reference to Exhibit 4.1 on Form 8-K filed July 29, 2014.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

Table of Contents	- 11 -

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10	Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

Table of Contents	- 12 -

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28	Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2012.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Binding Letter of Intent between Findex.com, Inc. and the Renewable Corporation dated October 29, 2013, incorporated by reference to Exhibit 10.38 on Form 8-K filed on November 4, 2013.

10.39	Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

10.40	Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

Table of Contents	- 13 -

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

10.45	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Bo Inge Hakan Gimvang dated March 3, 2015, incorporated by reference to Exhibit 10.45 on Form 10-K filed on April 15, 2015.

10.46	Loan Modification Agreement and Promissory Note dated March 2, 2015, incorporated by reference to Exhibit 10.46 on Form 10-K filed on April 15, 2015.

10.47	Business development consulting agreement by and among Findex.com, Inc. and J.N.B., LLC. dated November 10, 2015, incorporated by reference to Exhibit 10.47 on Form 10-Q filed on November 16, 2015.

10.48	Manufacturing and distribution joint venture agreement by and among Findex.com, Inc. and Nanotech Materials LLC dated August 17, 2016.

10.49	Operating agreement by and among Findex.com, Inc. and Advanced Nanofibers LLC dated September 14, 2016.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated August 18, 2017. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 18, 2017. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: August 18, 2017	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)

Table of Contents	- 14 -