Form 10-Q
period 2017-09-30
FINDEX COM INC
filed 2017-11-20
CIK 1089061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At November 20, 2017 the registrant had outstanding 520,351,417 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2017	As of December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$36,789	$108,035
Accounts receivable, net	21,513	21,730
Inventories, net	25,522	25,276
Other current assets	12,430	7,090
Total current assets	96,254	162,131
Property and Equipment, net	14,474	25,677
Intangible Assets, net	273,727	309,361
Total assets	$384,455	$497,169

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$327,132	$205,964
Accounts payable, related parties	32,891	38,314
Accrued royalties	80,778	73,727
Accrued payroll	48,092	81,224
Notes payable	328,783	336,283
Notes payable, convertible	25,000	25,000
Notes payable, related parties, convertible	1,978,175	1,824,633
Deferred revenue	19,575	—
Other current liabilities	368,899	217,319
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	3,323,693	2,916,832
Commitments and Contingencies (Note 9)
Stockholders’ Deficit:
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- shares issued and outstanding	—	—
Common stock, $.001 par value
900,000,000 shares authorized,
519,101,417 and 489,537,017 shares issued and outstanding, respectively	519,101	489,537
Additional paid-in capital	4,106,539	3,569,081
Accumulated deficit	(7,344,815)	(6,438,653)
Total Findex.com, Inc. stockholders’ deficit	(2,719,175)	(2,380,035)
Non-controlling interest in variable interest entity	(220,063)	(39,628)
Total stockholders’ deficit	(2,939,238)	(2,419,663)
Total liabilities and stockholders’ deficit	$384,455	$497,169

See accompanying notes to condensed consolidated financial statements.

Table of Contents	F-1

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues, net	$15,549	$80,019	$131,189	$208,677
Revenues related parties, net	84,928	12,975	134,015	60,757
Total revenues	100,477	92,994	265,204	269,434
Cost of sales	25,261	33,406	81,112	83,385
Gross profit	75,216	59,588	184,092	186,049
Other operating expenses:
Sales and marketing expenses	7,468	6,148	15,421	19,866
Professional fees	27,862	24,897	97,377	122,949
Personnel costs (net of research and development direct labor costs)	281,008	110,788	551,142	323,094
Research and development	74,662	49,722	265,040	149,358
Rent	12,767	21,638	38,300	64,915
Other general and administrative expenses	60,540	50,046	159,704	130,051
Total operating expenses	464,307	263,239	1,126,984	810,233
Loss from operations	(389,091)	(203,651)	(942,892)	(624,184)
Interest expense	(49,910)	(30,774)	(143,705)	(87,883)
Loss on conversion of note payable	—	(13,593)	—	(13,593)
Net loss before income taxes	(439,001)	(248,018)	(1,086,597)	(725,660)
Income tax provision	—	—	—	—
Net loss	(439,001)	(248,018)	(1,086,597)	(725,660)
Net loss attributable to non-controlling interest	79,662	—	180,435	—
Net loss attributable to Findex.com, Inc.	$(359,339)	$(248,018)	$(906,162)	$(725,660)
Basic and diluted net loss per share	$—	$—	$—	$—

Basic and diluted weighted average common shares outstanding	515,217,259	480,881,733	506,744,435	478,197,913

See accompanying notes to condensed consolidated financial statements.

Table of Contents	F-2

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Cash flows from operating activities:
Net Loss	$(1,086,597)	$(725,660)
Adjustments to reconcile net loss to cash used in operations:
Depreciation	11,203	13,446
Amortization	35,634	35,634
Stock issued for services	24,024	338
Discount on convertible debt	—	9,900
Loss on conversion of notes payable	—	13,593
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	217	(63,241)
Increase in inventory	(246)	(4,061)
Increase in other current assets	(5,340)	(4,074)
Increase in accounts payable and accrued expenses	414,359	250,302
Net cash used in operating activities	(606,746)	(473,823)

Cash flows from investing activities:
Purchase of property and equipment	—	(10,335)
Investment in unconsolidated investee	—	(1,000)
Net cash used in investing activities	—	(11,335)

Cash flows from financing activities:
Proceeds from sale of common stock	283,000	21,000
Proceeds from issuance of convertible notes payable	—	95,000
Proceeds from sale of interest in variable interest entity, related party	260,000	650,000
Payments made on notes payable	(7,500)	(10,000)
Net cash provided by financing activities	535,500	756,000

Net (decrease) increase in cash and cash equivalents	(71,246)	270,842

Cash and cash equivalents, beginning of period	108,035	5,163

Cash and cash equivalents, end of period	$36,789	$276,005

Supplemental cash flow information:
Interest paid	$—	$1,515
Cash paid for income taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Issuance of notes payable for accrued directors fees	$38,000	$76,000
Issuance of notes payable for accrued base salary	$115,542	$483,933
Issuance of notes payable for accounts payable, related parties	$—	$74,700
Issuance of common stock as consideration for note payable	$—	$10,456

See accompanying notes to condensed consolidated financial statements.

Table of Contents	F-3

Findex.com, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Findex.com, Inc. (“Findex”) was incorporated under the laws of the State of Nevada on November 7, 1997, and is headquartered in Lake Park, Florida. The Company’s EcoSmart coatings products is the current driver of both operating overhead and revenue. The EcoSmart business currently centers around a proprietary line of specialty materials coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. In addition, Advanced Nanofibers LLC (“Advanced”) is a variable interest entity of which the Company owned a minority 24.875% interest at December 31, 2016 and that, for accounting purposes under Financial Accounting Standards Board (FASB) guidelines, is considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. Advanced is a Florida-based private venture founded in September 2016 by the Company and two other technology firms, one of which has since withdrawn from involvement. The enterprise is focused on developing and globally industrializing a variety of proprietary breakthrough advances in nano-based and other performance-enhancing cementitious product technologies. Advanced is developing rapidly and expected by management to eventually outpace EcoSmart’s coating operations in terms of percentage growth on both the expense and revenue sides, potentially very significantly. Despite Advanced’s lack of meaningful revenue to date, it is a venture that the Company’s management has been and continues to be very actively involved in developing, and that is increasingly consuming a greater percentage of the Company’s financial and human resources, a trend management expects to continue into the foreseeable future.

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

Over time, and exclusive of its minority stake in Advanced, EcoSmart intends to develop itself in the strategic direction of becoming a leading research-oriented, high-tech specialty “smart-surface” materials development and licensing company centered around a highly-qualified research team and state-of-the-art research lab and applying a combination of organic and inorganic chemistries, materials science engineering, and nanotechnology. EcoSmart currently has expertise and capabilities in each of these areas.

ADVANCED NANOFIBERS (VARIABLE INTEREST ENTITY)

Advanced Nanofibers LLC (“Advanced”) is a variable interest entity of which the Company owned a minority 31.06% interest at September 30, 2017 and that, for accounting purposes under FASB guidelines, is considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. Advanced is a Florida-based, private venture founded in September 2016 by the Company and two other technology firms, one of which has since withdrawn from involvement. The enterprise is focused on developing and globally industrializing a variety of proprietary breakthrough advances in nano-based and other performance-enhancing cementitious product technologies. Company management believes Advanced’s prospects are extraordinary based on the following key factors that afford it a distinct competitive advantage:

Table of Contents	F-4

▪	A select assortment of industrial end-products with very substantial global markets that are expected to be meaningfully superior to competitive products in meeting customer desires by virtue of a proprietary technological processes; and
▪	The ability to deliver those products at price points that are highly competitive with existing market products that are expected to be meaningfully inferior in quality.

Following an equity restructuring of Advanced that occurred in May 2017 that arose out of the agreed-upon departure from the enterprise of one of the founding technology firms and the addition of a new member that occurred in July 2017, at September 30, 2017, the venture was owned and controlled approximately 93% by its remaining two founding members, the Company and Nanotech Fibers, LLC, each of which have been actively involved in its development to date. In addition to the Company, this included, as it still does as of the date of this quarterly report on Form 10-Q, Nanotech Fibers LLC, a Florida-based, closely-held, private firm engaged in various strategic pursuits within and surrounding the nanotech-based industrial building and infrastructure materials sector. Although Advanced is still in a pre-revenue stage of development, the Company’s management team currently devotes a very significant percentage of its time to the business of this rapidly developing enterprise.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries (Reagan Holdings, Inc., Findex.com, Inc. Delaware, and ESCT Acquisition Corp.), and the accounts of Advanced Nanofibers LLC, a Florida limited liability company and variable interest entity, of which the Company has been deemed the primary beneficiary. As of September 30, 2017, the Company owns a non-controlling, minority interest of 31.06% in Advanced. All inter-company balances and transactions have been eliminated in consolidation.

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

Revenue is recognized when a product is delivered or shipped to the customer and all material conditions relating to the sale have been substantially performed. In some situations, the Company receives advance payments from the Company’s customers. The Company defers revenue associated with these advance payments until the Company ships the products. For the nine months ended September 30, 2017, the Company recorded $19,575 in deferred revenue.

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

RESEARCH AND DEVELOPMENT

The Company’s research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, the Company records the research and development costs as a reduction against either personnel costs or professional fees. For facilities leasing related expenses, the Company records the research and development costs as a reduction against rent. For the nine months ended September 30, 2017 and 2016, the Company recognized $265,040 and $149,358, respectively, in research and development costs.

Table of Contents	F-6

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

The calculations of net loss per share for the nine months ended September 30, 2017 and 2016 excluded the impact of the following potential common shares as their inclusion would be anti-dilutive.

For the Nine Months Ended September 30	2017	2016
Shares Issuable Upon Exercise of Outstanding Warrants	—	100,000
Shares Issuable Upon Conversion of Outstanding Convertible Note Payables	229,790,853	219,554,683
Total anti-dilutive potential common shares	229,790,853	219,654,683

DISCONTINUED OPERATIONS

As of September 30, 2017 and 2016, the Company has presented $114,368 of accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011. See Note 12.

RECENT ACCOUNTING PRONOUNCEMENTS

At September 30, 2017, there were no recent accounting pronouncements that the Company believed would have a material impact on its condensed consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. However, as of September 30, 2017, the Company had negative working capital of $3,227,439 and an accumulated deficit of $7,344,815. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken several actions in an attempt to mitigate this risk. These actions include capital raising initiatives involving the issuance of equity and/or notes payable to investors, as well as cash conservation initiatives involving the issuance of equity and/or notes payable to employees, contractors and related parties in lieu of cash compensation. The accompanying condensed consolidated financial statements do not include any adjustments related to these uncertainties.

Table of Contents	F-7

NOTE 3 – CONSOLIDATED VARIABLE INTEREST ENTITY

The Financial Accounting Standards Board (FASB) authoritative guidance on consolidation requires the “primary beneficiary” of a variable interest entity (a “VIE”) to consolidate that entity. The “primary beneficiary” of a VIE, for this purpose, is a company that has a controlling financial interest in the VIE without any corresponding voting rights control. A controlling financial interest in this regard exists when a company is determined to have both the power to direct the activities that most significantly impact a VIE’s economic performance, on the one hand, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE, on the other. The Company is one member, among others, of a collaborative joint venture limited liability company, Advanced Nanofibers LLC (“Advanced”). This enterprise was formed by the joint venture participants for the purpose of focusing on globally broadening the utilization of nanoparticle-enhanced nanofibers across a diverse range of mass-market industrial and consumer applications. The enterprise is focused on developing and globally industrializing a variety of proprietary breakthrough advances in nano-based and other performance-enhancing cementitious product technologies. Having been involved in the formation of Advanced in September 2016, the Company determined during the fourth quarter of 2016 that it was the primary beneficiary of Advanced, among the equity participants, based on qualitative and quantitative criteria. Among other factors, and more specifically, it was determined that the equity investors in Advanced do not, and are not obligated to, provide sufficient financial resources for the entity to support itself in terms of day-to-day research and development activities. However, the Company has provided financial support that is disproportionate to its equity interest, and the Company’s management was involved in the organization of the entity. U.S. GAAP thereunder, requires a VIE to be consolidated by a company if and when that company holds a majority of the variable interests in the entity and is thus subject to a majority of the risk of loss from the VIE’s activities. For the nine months ended September 30, 2017, the Company provided the financial resources in the amount of $175,075 as support for Advanced’s day-to-day research and development activities and a total of $227,825 since Advanced’s inception. See Note 1.

The carrying value of the assets and liabilities of Advanced which are consolidated as of September 30, 2017 are as follows:

	September 30, 2017 (Unaudited)	December 31, 2016 (Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$23,727	$4,020
Accounts receivable, net	702	—
Total current assets	24,429	4,020
Total assets	$24,429	$4,020

Liabilities and Members’ Deficit
Current Liabilities:
Due to Findex.com, Inc.	$62,825	$52,750
Accounts payable	5,321	—
Total current liabilities	68,146	52,750
Stockholders’ equity:
Members' investment	264,020	4,020
Accumulated deficit	(307,737)	(52,750)
Total members’ equity	(43,717)	(48,730)
Total liabilities and members’ deficit	$24,429	$4,020

Net loss	$(254,987)	$(52,750)

For the nine months ended September 30, 2017 and 2016, respectively, Advanced recognized $1,705 and $0 in revenue.

Table of Contents	F-8

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30, 2017	December 31, 2016
Raw materials	$23,040	$25,712
Finished goods	4,332	2,337
Reserve for obsolete inventory	(1,850)	(2,773)
Inventories	$25,522	$25,276

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2017	December 31, 2016
Office equipment	$3,466	$3,466
Warehouse equipment	76,339	76,339
Computer equipment	8,708	8,708
Research lab	10,334	10,334
Office fixtures	3,750	3,750
Less: accumulated depreciation	(88,123)	(76,920)
Property and equipment	$14,474	$25,677

For the nine months ended September 30, 2017 and 2016, the Company recorded depreciation expense of $11,203 and $13,446, respectively.

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

The Company’s intangible assets, net of accumulated amortization consisted of the following:

Patents and/or software licenses, net	September 30, 2017	December 31, 2016
Cost	$697,955	$697,955
Amortization	(424,228)	(388,594)
Net intangible assets	$273,727	$309,361

The Surface Modification Technologies assets include a patent, a patent pending, trade secret technology, instructions, manuals and materials on certain manufacturing processes and know-how. For the nine months ended September 30, 2017 and 2016, the Company recorded amortization expense of $35,634 and $35,634, respectively. See Note 1.

NOTE 7 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTIES

At September 30, 2017 and December 31, 2016, notes payable consisted of the following:

	September 30, 2017	December 31, 2016
Notes payable	$328,783	$336,283
Notes payable, convertible	25,000	25,000
Notes payable, related parties, convertible	1,978,175	1,824,633
Total	$2,331,958	$2,185,916

NOTES PAYABLE

Notes payable consisted of the following:

		September 30, 2017	December 31, 2016
Note payable to a former shareholder, past due as of January 2012, together with accrued interest at 5% APR and interest on overdue principal accruing at 10% APR.	(a)	$28,783	$28,783
Note payable to a shareholder, past due as of August 1, 2015, together with accrued interest at 10% APR.	(b)	300,000	300,000
Note payable to a shareholder, payable upon demand, together with imputed interest only, as applicable.	(c)	—	7,500
Total		$328,783	$336,283

Table of Contents	F-9

As of September 30, 2017, the Company had outstanding a past due note payable (b) to a shareholder in the amount of $300,000. During the nine months ended September 30, 2017, the Company paid note payable (c) to a shareholder in the amount of $7,500.

At September 30, 2017, the Company was in arrears on an unsecured term note payable (a) to a former shareholder, and a separate unsecured term note payable (b) to a current shareholder.

NOTES PAYABLE, CONVERTIBLE

Notes payable, convertible consisted of the following:

		September 30, 2017	December 31, 2016
Note payable to an investor due as of January 20, 2018, together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(a)	$25,000	$25,000
Total		$25,000	$25,000

NOTES PAYABLE, RELATED PARTIES, CONVERTIBLE

Notes payable, related parties, convertible consisted of the following:

		September 30, 2017	December 31, 2016
Note payable to a company controlled by an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(a)	$60,000	$60,000
Note payable to the Company’s outside general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(b)	150,000	150,000
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(c)	30,000	30,000
Note payable to the Company’s outside general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(d)	120,000	120,000
Note payable to the Company’s outside general counsel (also a shareholder), due on demand together with accrued interest at 12% APR, and convertible at $0.008 per share of common stock.	(e)	10,000	10,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due November 13, 2018 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(f)	100,000	100,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 4, 2017 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(g)	50,000	50,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 18, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(h)	100,000	100,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due May 12, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(i)	50,000	50,000

Table of Contents	F-10

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due June 7, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(j)	200,000	200,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due July 28, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(k)	300,000	300,000
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(l)	55,500	55,500
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(m)	20,500	20,500
Note payable to the Company’s president and chief executive officer (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(n)	349,329	349,329
Note payable to the Company’s controller who is also a shareholder, which note is due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(o)	134,604	134,604
Note payable to the Company’s vice president of research and development (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(p)	49,000	49,000
Note payable to an independent contractor (also a shareholder), which note payable is due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(q)	25,700	25,700
Note payable in the name of a son of an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.005 per share of common stock.	(r)	20,000	20,000
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.015 per share of common stock.	(s)	28,500	—
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.015 per share of common stock.	(t)	9,500	—
Note payable to the Company’s president and chief executive officer (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.015 per share of common stock.	(u)	87,532	—
Note payable to the Company’s controller who is also a shareholder, which note is due on demand together with interest at 4.5% APR, and convertible at $0.015 per share of common stock.	(v)	28,010	—
Total		$1,978,175	$1,824,633

Table of Contents	F-11

Notes (a), (c), (l) (r) and (s) reflect amounts due to a single outside director of the Company, who is also a shareholder, based on such director having (i) made certain vendor obligation payments directly on behalf of and for the benefit of the Company, (ii) having advanced certain funds to the Company at various dates for general working capital purposes, and (iii) having accrued director’s fees earned through June 30, 2017. In addition, the Company has recorded accounts payable, related parties, in the amount of $12,426 to the holder of notes (a), (c), (l) (r) and (s).

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

Notes (m) and (t) reflect amounts due to an outside director, who is also a shareholder, for accrued director’s fees earned through June 30, 2017.

Notes (n) and (u) reflect amounts due to the Company’s president and chief executive officer, who is also a shareholder, for previously accrued base salary.

Note (o) and (v) reflect amounts due to the Company’s controller, who is also a shareholder, for previously accrued base salary.

Note (p) reflects amounts due to the Company’s vice president of research and development, who is also a shareholder, for previously accrued wages.

Note (q) reflects amounts due to an independent contractor who was President of one of EcoSmart’s divisions prior to the merger with EcoSmart and a current shareholder of the Company, for past earnings. See Note 10.

For the nine months ended September 30, 2017, the Company received proceeds from the issuance of new convertible notes payable to related parties in the amount of $153,542. For the year ended December 31, 2016, the Company received proceeds from the issuance of convertible notes payable in the amount of $45,000 and an additional $700,000 from the issuance of convertible notes payable to related parties (total $745,000).

At September 30, 2017, the Company was in arrears on the convertible note payable (g) to a related party investor.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

For the nine months ended September 30, 2017, the Company sold 28,300,000 restricted shares of common stock at $0.01 per share for total proceeds of $283,000.

Table of Contents	F-12

For the nine months ended September 30, 2017, the Company granted 1,264,400 restricted shares of common stock for business development services. The Company valued the shares based on the closing price of the Company common stock on those days during which such services were performed. This resulted in $24,024 of expense for the nine months ended September 30, 2017.

COMMON STOCK WARRANTS

The Company did not issue warrants for the nine months ended September 30, 2017 and 2016 and no warrants were exercised. Thirteen warrants, exercisable in the aggregate for a total of 4,150,000 shares of common stock, expired prior to exercise during the nine months ended September 30, 2016. As of September 30, 2017, there were no warrants outstanding.

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

In February 2015, the Company entered into a lease agreement for a research facility located in Daytona Beach, Florida. The Company leased this 3,200 square foot facility under a month-to-month lease agreement which ended on December 31, 2016. The monthly rent, including sales and use taxes, was $2,929. In accordance with the terms of the leasehold agreement, we were responsible for all utilities, repairs and maintenance. In June 2016, the Company provided notice that we were terminating this lease agreement effective July 31, 2016. There were no termination fees incurred due to the lease being a month to month lease agreement. As of September 30, 2017, the Company has accrued $7,891 for past rent owed less a deposit of $2,500 (total $5,391). The Company has since relocated all property and equipment as well as all personnel previously occupying this facility to our corporate headquarters located in Lake Park, Florida.

Total rent expense for the nine months ended September 30, 2017 and 2016 for these facilities, before adjustments of reclassified facilities cost for research and development, totaled $64,915 and $85,416, respectively.

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

As of September 30, 2017, one of the Company’s directors held five, separate convertible notes issued by the Company. These convertible notes reflect a portion of the aggregate amount that such outside director is owed by the Company for a combination of (i) certain vendor payments made by him on the Company’s behalf, (ii) cash previously advanced to the Company for working capital, and (iii) director’s fees earned through June 30, 2017. One of these notes, in the face amount of $60,000, was issued to a company controlled by the director, is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. Another of these notes, issued to the director personally, is in the face amount of $30,000, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. The third of these notes, also issued to the director personally, is in the face amount of $55,500, is due on demand, together with accrued interest at 4.5% and is convertible at $0.007 per share of common stock. The fourth note, issued in the name of the director’s son, is in the face amount of $20,000, is due on demand, together with accrued interest at 4.5% and is convertible at $0.005 per share of common stock. The fifth note, issued to the director personally, is in the face amount of $28,500, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock. See Note 7.

Table of Contents	F-13

As of September 30, 2017, the Company’s outside general counsel held three convertible notes issued by the Company. One such note reflected an amount due for legal services provided for the year ended December 31, 2014 in the amount of $150,000. This note is payable by the Company on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. Another of these notes reflected an amount due for legal services provided for the year ended December 31, 2015 in the amount of $120,000. This note is similarly payable on demand, together with accrued interest at 4.5% APR, and is convertible at $0.007 per share of common stock. A third note is in the amount of $10,000, reflects funds advanced to the Company for working capital, is due on demand, together with accrued interest at 12% APR, and is convertible at $0.008 per share of common stock. See Note 7.

As of September 30, 2017, the Company had issued a total of six (6) convertible notes to a certain related party investor and significant shareholder. The first such note is in the amount of $100,000, is due on November 13, 2018, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The second such note is also in the amount of $100,000, is due on March 18, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The third such note is in the amount of $50,000, is due on May 12, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The fourth such note is in the amount of $100,000, is due on June 7, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The fifth such note is in the amount of $300,000, is due on July 28, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. And the sixth such note is in the amount of $50,000, is due on demand, together with interest at 10% APR, and is convertible at $0.01 per share of common stock. See Note 7.

As of September 30, 2017, one of the Company’s directors held two convertible notes issued by the Company. The first note, issued to the director personally for director’s fees earned through September 15, 2016, is in the face amount of $20,500, due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.007 per share of common stock. The second note, issued to the director for director’s fees earned through June 30, 2017, is in the face amount of $9,500, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock.

The Company accrued payroll earned, by related parties, during the nine months ended September 30, 2017 and 2016, respectively, in the total amount of $32,345 and $34,566 for the Company’s president and chief executive officer and controller.

As of September 30, 2017, the Company’s president and chief executive officer held two convertible notes issued by the Company. The first note represents previously accrued base salary earned through September 15, 2016 in the amount of $349,329, is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. The second note represents previously accrued base salary earned through June 30, 2017 in the amount of $87,532, is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock. See Note 7.

As of September 30, 2017, the Company’s controller held two convertible notes issued by the Company. The first note represents previously accrued base salary earned through September 15, 2016 in the amount of $134,604, is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. The second note represents previously accrued base salary earned through June 30, 2017 in the amount of $28,010, is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock. See Note 7.

As of September 30, 2017, the Company’s vice president of research and development held one convertible note representing previously accrued base salary in the amount of $49,000. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

Table of Contents	F-14

As of September 30, 2017, an independent contractor who had been the president of one of EcoSmart’s divisions prior to the merger with the Company, who is also shareholder of the Company, held one convertible note representing accrued earnings in the amount of $25,700. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

Advanced is a variable interest entity of which the Company owned a minority 31.06% interest at September 30, 2017 and, for accounting purposes under FASB guidelines, is considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. The two controlling members of Advanced include the Company and Nanotech Fibers LLC. The Company’s president and chief executive officer currently holds a 18.75% equity interest in Nanotech Fibers LLC through a closely-held, private Florida limited liability company, August Center Street Holdings LLC. August Center Street Holdings, LLC is owned 75% by the Company’s president and chief executive officer and 25% by the Company’s general counsel.

During the nine months ended September 30, 2017 and 2016, the Company recorded revenue for sales to shareholders in the amount of $134,015 and $60,757, respectively. For the nine months ended September 30, 2017, one shareholder accounted for approximately 22% of Company revenue, a second shareholder accounted for approximately 21% of Company revenue, and, as a group, the sales to shareholders accounted for approximately 50% of Company revenues. These revenues are recorded as revenue, related party on the Company’s Condensed Consolidated Statements of Operations.

NOTE 11 – SEGMENT INFORMATION

The Company reports segment information that is consistent with the management and measurement system utilized within the Company. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable operating segments. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker (the chief executive officer) in determining how to allocate resources and evaluate performance. The accounting policies of the segments are the same as those described in Note 1, “Organization and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements that are contained in our annual report on Form 10-K for the fiscal year ended December 31, 2016. The Company’s reportable operating segment consists of Advanced. For the nine months ended September 30, 2017, Advanced had $1,705 in revenue, an operating loss of $254,987, assets in the form of cash and receivables totaling $24,429 and liabilities in the form of accounts payable totaling $68,146. See Note 3.

NOTE 12 – DISCONTINUED OPERATIONS

As of September 30, 2017 and 2016, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011.

NOTE 13 – SUBSEQUENT EVENTS

In October 2017, the Company sold 1,250,000 restricted shares of common stock at $0.01 per share for total proceeds of $12,500.

In October 2017, the Company borrowed $7,000 from its general counsel, who is a shareholder and separate noteholder, on the basis of a 15-day repayment obligation, which, as of the date of this quarterly report on Form 10-Q, remains unsatisfied and outstanding.

In November 2017, the Company borrowed $20,000 from a shareholder, on the basis of a 30-day repayment obligation, which, as of the date of this quarterly report on Form 10-Q, remains outstanding.

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

Description of Business

Findex.com, Inc. is headquartered in Lake Park, Florida. The Company’s EcoSmart coatings products is the current driver of both operating overhead and revenue. The EcoSmart business currently centers around a proprietary line of specialty materials coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. In addition, Advanced Nanofibers LLC (“Advanced”) is a variable interest entity of which the Company owned a minority 24.875% interest at December 31, 2016 and that, for accounting purposes under Financial Accounting Standards Board (FASB) guidelines, is considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. Advanced is a Florida-based private venture founded in September 2016 by the Company and two other technology firms, one of which has since withdrawn from involvement. The enterprise is focused on developing and globally industrializing a variety of proprietary breakthrough advances in nano-based and other performance-enhancing cementitious product technologies. Advanced is developing rapidly and expected by management to eventually outpace EcoSmart’s coating operations in terms of percentage growth on both the expense and revenue sides, potentially very significantly. Despite Advanced’s lack of meaningful revenue to date, it is a venture that the Company’s management has been and continues to be very actively involved in developing, and that is increasingly consuming a greater percentage of the Company’s financial and human resources, a trend management expects to continue into the foreseeable future.

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

Over time, and exclusive of its minority stake in Advanced, EcoSmart intends to develop itself in the strategic direction of becoming a leading research-oriented high-tech specialty “smart-surface” materials development and licensing company centered around a highly-qualified research team and state-of-the-art research lab and applying a combination of organic and inorganic chemistries, materials science engineering, and nanotechnology. EcoSmart currently has expertise and capabilities in each of these areas.

ADVANCED NANOFIBERS (VARIABLE INTEREST ENTITY)

Advanced Nanofibers LLC (“Advanced”) is a variable interest entity of which the Company owned a minority 31.06% interest at September 30, 2017 and that, for accounting purposes under FASB guidelines, is considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. Advanced is a Florida-based, private venture founded in September 2016 by the Company and two other technology firms, one of which has since withdrawn from involvement. The enterprise is focused on developing and globally industrializing a variety of proprietary breakthrough advances in nano-based and other performance-enhancing cementitious product technologies. Company management believes Advanced’s prospects are extraordinary based on the following key factors that afford it a distinct competitive advantage:

▪	A select assortment of industrial end-products with very substantial global markets that are expected to be meaningfully superior to competitive products in meeting customer desires by virtue of proprietary technological processes; and
▪	The ability to deliver those products at price points that are highly competitive with existing market products that are expected to be meaningfully inferior in quality.

Following an equity restructuring of Advanced that occurred in May 2017 that arose out of the agreed-upon departure from the enterprise of one of the founding technology firms and the addition of a new member that occurred in July 2017, at September 30, 2017, the venture was owned and controlled approximately 93% by its remaining two founding members, the Company and Nanotech Fibers, LLC, each of which have been actively involved in its development to date. In addition to the Company, this included, as it still does as of the date of this quarterly report on Form 10-Q, Nanotech Fibers LLC, a recently organized, Florida-based, closely-held, private firm engaged in various strategic pursuits within and surrounding the nanotech-based industrial building and infrastructure materials sector. Although Advanced is still in a pre-revenue stage of development, the Company’s management team currently devotes a very significant percentage of its time to the business of this rapidly developing enterprise.

Management Overview

A key focus of management during the nine months ended September 30, 2017 centered on the Company’s continuing initiatives to explore and build relationships with potentially key strategic business partners, investors, and potential distributors and/or resellers of our EcoSmart coatings products. To varying degrees, these relationships were pursued in order to establish, further develop, and/or expand our EcoSmart market share within our most highly targeted verticals, including heavy machinery and equipment hardware, industrial and consumer HVAC equipment systems, hardscape and interior products, and marine products. Throughout the nine months ended September 30, 2017, management has been, as it has continued to be and expects for the foreseeable future to be, committed to securing and solidifying foundational relationships within each of these markets and intends to allocate a significant portion of Company financial and human resources accordingly.

Table of Contents	- 2 -

Among other initiatives that took place during the nine months ended September 30, 2017, management introduced a contractor training and certification program. This program, which is both intended and expected to enable us to continue to aggressively develop our national network of qualified contractors, provides a means for them to become officially designated by us as “EcoSmart Certified” contractors. While the primary focus of these three-day training programs is the application processes relating to our EcoSmart interior and hardscape coating products, attendees also have the opportunity, secondarily, to expand their existing line of service offerings by being trained in the application processes associated with our industrial and residential HVAC coatings as well, if they choose, and our heavy machinery and equipment coatings. Specifically for purposes of conducting a portion of these training programs, we have installed a designated room within our facility located in Lake Park, FL. In this training center, participants are afforded an opportunity to get extensive, f hands-on, practical experience in working with our products and to informally discuss the challenges commonly confronted. Separate from that, but fundamentally linked to it, our program also features an opportunity for our participants to benefit from a partnership we have established with a local Best Western Hotel facility, Best Western Plus in Palm Beach Gardens. Working with Best Western, we have structured and designed a unique program that provides participants an on-the-job training opportunity in which they learn about and take an active role in the treating of a variety of the types of surfaces they are likely to encounter in serving as an EcoSmart Certified contractor within their respective, local markets, including, among others, hotel (guest) room bathroom floors, shower floors, shower walls, hotel cafeterias and commercial kitchens as well as lobby entrances, walkways and pool decks. Upon completion of the program, participants are encouraged to return to their local and regional areas utilizing their Best Western experience as a trade reference. Future plans include the pursuit of additional, similar partnership arrangements with other locally operated national franchise hotels and restaurant chains.

During the nine months ended September 30, 2017, management explored, tested, and vetted a number of products manufactured by outside sources that the Company is evaluating for purposes of potentially “white labeling”. These potential “white label” products are viewed by management as complimentary products to our existing hardscape and interior coating products that, if taken on by us, are expected to result in recurring transactional revenue opportunities. For instance, some of these products would be utilized by our current customer base as preparatory agents to yield the maximum results achievable by our hardscape and interior coating products. Another, different set of these “white labeled” products would be developed as maintenance packages with the similar aim of complimenting and maximizing the performance attributes of our hardscape and interior coating products. A third and final product line manufactured by an outside source that the Company is considering for “white label” sales is a one that, while consistent in terms of the types of products with which our current customer base is familiar, provides strikingly different characteristics that when coupled with our coating product line provides a vast array of specific solutions including the reduction of VOC’s (volatile organic compounds) and MVOC’s (microbial volatile organic compounds).

Although there can be no assurance, the combination of the contractor training program and the addition of one or more “white labeled” products are believed to likely increase our customer base as well as our revenues in the hardscape and interior tile and floor vertical markets.

In addition, following its obtaining of what is currently a minority 31.06% equity interest in Advanced in September of 2016, the Company began allocating increasing amounts of its financial and human resources to the development of that business. The resource allocations through September 30, 2017 in this regard centered primarily around technology development and testing, manufacturing, and related systems. Increasingly, and since year end, allocations have broadened in scope to include strategic marketing and sales initiatives.

Finally, during the nine months ended September 30, 2017, and across the board, management remained focused on three primary areas identified as keys to the near-term viability, growth and prosperity of the Company. One area is revenue generation, as effected through the formalization of various distribution and licensing relationships that the Company has been pursuing over time as well as the “white labeling” of third-party manufactured products. A second area is the maximization of cash flow and return on existing assets, as effected through the refinement of internal production operations and throughput efficiencies. A third area is corporate finance, and specifically the raising of capital necessary to bridge shortfalls in available cash, for both operational and capital investment purposes, through to the point, if at all, at which working capital and cash reserve levels are sufficient to be self-sustaining.

Table of Contents	- 3 -

At this time, near-term liquidity poses a continuous challenge to us and is expected to continue to do so for the foreseeable future. Moreover, the need to find ways to stretch our very limited economic resources places ongoing strains on our very limited human resources.

Results of Operations for Quarters Ending September 30, 2017 and September 30, 2016

Statements of Operations for Nine Months Ended September 30,	2017	2016	Change
Net revenues	$265,204	$269,434	$(4,230)
Cost of sales	(81,112)	(83,385)	2,273
Gross profit	184,092	186,049	(1,957)
Sales, marketing and general and administrative expenses	(861,944)	(660,875)	(201,069)
Research and development	(265,040)	(149,358)	(115,682)
Total operating expenses	(1,126,984)	(810,233)	(316,751)
Loss from operations	(942,892)	(624,184)	(318,708)
Other expenses, net	(143,705)	(87,883)	(55,822)
Loss on conversion of note payable	—	(13,593)	13,593
Loss before income taxes	(1,086,597)	(725,660)	(360,937)
Income tax (provision)	—	—	—
Net loss from operations	$(1,086,597)	$(725,660)	$(360,937)
Loss attributable to non-controlling interest	180,435	—	180,435
Net loss attributable to Findex.com, Inc.	$(906,162)	$(725,660)	$(180,502)

Statements of Operations for Three Months Ended September 30,	2017	2016	Change
Net revenues	$100,477	$92,994	$7,483
Cost of sales	(25,261)	(33,406)	8,145
Gross profit	75,216	59,588	15,628
Sales, marketing and general and administrative expenses	(389,645)	(213,517)	(176,128)
Research and development	(74,662)	(49,722)	(24,940)
Total operating expenses	(464,307)	(263,239)	(201,068)
Loss from operations	(389,091)	(203,651)	(185,440)
Other expenses, net	(49,910)	(30,774)	(19,136)
Loss on conversion of note payable	—	(13,593)	13,593
Loss before income taxes	(439,001)	(248,018)	(190,983)
Income tax (provision)	—	—	—
Net loss from operations	$(439,001)	$(248,018)	$(190,983)
Loss attributable to non-controlling interest	79,662	—	79,662
Net loss attributable to Findex.com, Inc.	$(359,339)	$(248,018)	$(111,321)

The differing results of operations are primarily attributable to the following for the three and nine months ended September 30, 2017:

▪	an overall decrease in net revenues resulting from decreasing sales of our products in our heavy machinery and equipment hardware vertical;
▪	an increase in our general and administrative costs resulting from an increase in total personnel costs stemming from the enlarging of our staff coupled with our increased reliance on the use of outside contractors, in each case based on operational growth;
▪	an increase in research and development for the nine months ended September 30, 2017 as we have increased the use of outside contractors, facility space, our staff and certain of our staff’s time based on anticipated growth and development related to Advanced; and
▪	an increase in interest expense due to an increase in total outstanding indebtedness resulting from our having issued a number of medium-term notes during the nine months ended September 30, 2017 and the year ended December 31, 2016 as part of our capital-raising initiatives.

Although there can be no assurance, in future periods, we anticipate an increase in Company revenues as well as an increase in our sales, marketing and general and administrative expenses at the rate at which our revenues grow.

Table of Contents	- 4 -

Revenues

					Change
Revenues from Operations for Nine Months Ended September 30,	2017	% to Sales	2016	% to Sales	$	%
Revenues	$135,389	50%	$208,677	77%	$(73,288)	35%
Revenues related parties	134,015	50%	60,757	23%	73,258	121%
Gross Revenues	269,404	100%	269,434	100%	(30)	0%
Less estimated sales returns and allowances	(4,200)	2%	—	0%	(4,200)	0%
Net revenues	$265,204	98%	$269,434	100%	$(4,230)	2%

					Change
Revenues for Operations for Three Months Ended September 30,	2017	% to Sales	2016	% to Sales	$	%
Revenues	$15,549	15%	$80,019	86%	$(64,470)	81%
Revenues related parties	84,928	85%	12,975	14%	$71,953	555%
Gross Revenues	100,477	100%	92,994	100%	7,483	8%
Less estimated sales returns and allowances	—	0%	—	0%	—	0%
Net revenues	$100,477	100%	$92,994	100%	$7,483	8%

The differing results of our net revenues are primarily attributable to the following for the nine months ended September 30, 2017:

▪	a modest decrease in net revenues resulting from a decline in sales of our products in our heavy machinery and equipment hardware vertical, on the one hand, and a substantial increase in net revenues to related parties resulting from increasing sales of our commercial HVAC products to one particular related party, coupled with increasing sales of our interior products to another related party, on the other; and
▪	an increase in sales returns and allowances attributable to the anticipated need in the near future for establishing a reserve for potential new product releases.

For the nine months ended September 30, 2017, one shareholder/related party accounted for approximately 22% of our revenue, a second shareholder/related party accounted for 21% of our revenue and, as a group, the sales to shareholders/related parties accounted for approximately 50% of our revenues. Although there can be no assurance, we anticipate an increase in overall Company revenues in future periods as we continue to pursue a variety of vertical markets that management has been targeting over the past year as near-term opportunities for revenue growth.

Cost of Sales

					Change
Cost of Sales for Nine Months Ended September 30,	2017	% of Sales	2016	% of Sales	$
Direct costs	$56,958	21%	$58,634	22%	$(1,676)
Royalties	7,051	3%	10,024	4%	(2,973)
Freight-out	17,103	6%	14,727	5%	2,376
Cost of sales	$81,112	30%	$83,385	31%	$(2,273)

					Change
Cost of Sales for Three Months Ended September 30,	2017	% to Sales	2016	% to Sales	$
Direct costs	$18,076	18%	$25,328	27%	$(7,252)
Royalties	1,878	2%	3,580	4%	(1,702)
Freight-out	5,307	5%	4,498	5%	809
Cost of sales	$25,261	25%	$33,406	36%	$(8,145)

Table of Contents	- 5 -

Cost of sales consists primarily of direct costs, royalties accrued to providers of intellectual property, and the costs associated with reproducing, packaging, and shipping our products. The overall decrease in cost of sales as a percentage of net revenues for the three and nine months ended September 30, 2017 is attributable to the following:

▪	a decrease in our inventory of raw materials at the end of the month of September 2017;
▪	a decrease of accrued royalty obligations due to a corresponding decrease in sales of products carrying a relatively high royalty obligation; and
▪	an offsetting increase in freight costs resulting from an increase in the shipment of higher-cost international sales as well as an increase in damaged packages from the shipping company we were utilizing.

Into the immediate future, we anticipate that our direct costs are likely to increase in real dollar terms based on escalating sales volume coupled with the likelihood of a continuing inability to make material purchases in bulk at meaningfully discounted rates due to cash constraints. Though there can be no assurance that our cash position and financial condition will improve over time, though, if it does, we intend to take advantage of bulk purchasing opportunities at discounted rates. More generally, we anticipate that our cost of sales will increase in the future in direct proportion, at least generally, to increases in top line growth.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Operations for Nine Months Ended September 30,	2017	% of Sales	2016	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$1,381	1%	$6,884	3%	$(5,503)	80%
Sales commissions	14,040	5%	12,982	5%	1,058	8%
Total sales and marketing	15,421	6%	19,866	8%	(4,445)	22%
Personnel costs	551,142	208%	323,094	120%	228,048	71%
Research and development	265,040	100%	149,358	55%	115,682	77%
Professional fees	97,377	37%	122,949	46%	(25,572)	21%
Travel and entertainment costs	49,252	19%	32,617	12%	16,635	51%
Rent	38,300	14%	64,915	24%	(26,615)	41%
Other general and administrative costs	110,452	42%	97,434	36%	13,018	13%
Total general and administrative	1,111,563	419%	790,367	293%	321,196	41%
Total sales, marketing, general and administrative	$1,126,984	425%	$810,233	301%	$316,751	39%

					Change
Sales, General and Administrative Costs for Operations for Three Months Ended September 30,	2017	% of Sales	2016	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$333	0%	$775	1%	$(442)	57%
Sales commissions	7,135	7%	5,373	6%	1,762	33%
Total sales and marketing	7,468	7%	6,148	7%	1,320	21%
Personnel costs	281,008	280%	110,788	119%	170,220	154%
Research and development	74,662	74%	49,722	53%	24,940	50%
Professional fees	27,862	28%	24,897	27%	2,965	12%
Travel and entertainment costs	19,196	19%	14,791	16%	4,405	30%
Rent	12,747	13%	21,638	23%	(8,891)	41%
Other general and administrative costs	41,364	41%	35,255	38%	6,109	17%
Total general and administrative	456,839	455%	257,091	276%	199,748	78%
Total sales, marketing, general and administrative	$464,307	462%	$263,239	283%	$201,068	76%

Table of Contents	- 6 -

Our research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs, such as those associated with facilities leasing and related overhead. For labor costs and costs of outside consultants, we record the research and development costs as a reduction against either personnel costs or contract services. For facilities leasing related expenses, we record the research and development costs as a reduction against rent. For the three and nine months ended September 30, 2017, we reclassified to research and development approximately $43,000 and $131,000, respectively from total personnel costs and approximately $9,000 and $27,000, respectively from rent. Comparatively, for the three and nine months ended September 30, 2016, we reclassified to research and development approximately $43,000 and $123,000, respectively from total personnel costs and approximately $3,000 and $21,000, respectively from rent.

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the three and nine months ended September 30, 2017:

▪	an overall decrease in advertising and direct marketing resulting from our having attended and sponsored a booth at an industry trade show during the nine months ended September 30, 2016; despite experiencing a modest increase during the three months ended September 30, 2017 in sales commissions due to the increase in our sales team;
▪	an overall increase in total personnel costs, after adjustments of reclassified wages for research and development, as our staff and use of outside contractors increased based on operational growth;
▪	an increase in research and development for the nine months ended September 30, 2017 attributable to an increase in the use of our facility space, outside contractors, our staff and certain of our staff’s time based on anticipated growth and development related to our interest in Advanced;
▪	an overall decrease in professional services resulting mainly from a decrease in independent business development contracting services;
▪	an increase in travel and entertainment expenses due to (i) our having expanded our marketing, customer service and sales team, and (ii) initiatives surrounding the continued development of Advanced; and
▪	a decrease in rent for the nine months ended September 30, 2017 due to (i) our having relocated the Company’s research and development lab from Daytona Beach, Florida to our corporate office in Lake Park, Florida, and (ii) adjustments of reclassified rent for research and development due to the increase in space utilized and dedicated specifically to Advanced’s research and development operations.

For the immediate future, and although there can be no assurance, we would anticipate that our sales, marketing, general and administrative costs will increase in the future in direct proportion to top line growth.

Income Taxes

For the nine months ended September 30, 2017 and 2016, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” accounting criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine at some point that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes raw materials procurement, production personnel, service applications personnel, the ongoing internal development of new products and expansion and upgrade of existing products, marketing and sales, and executive salaries and insurance benefit obligations. Cash generated through our current operations may not prove sufficient to sustain such operations, and our pursuit of an aggressive growth plan, as currently exists, will likely require funding from outside sources. Funding from outside sources may include but is not limited to the pursuit of other financing options such as commercial loans or public or private sales of securities, including common stock, preferred stock and/or convertible notes or debentures. The Company’s cash on hand as of September 30, 2017 was not sufficient to support our operations for the next twelve months.

Table of Contents	- 7 -

Working Capital	September 30, 2017	December 31, 2016
Current assets	$96,254	$162,131
Current liabilities	$3,323,693	$2,916,832
Accumulated deficit	$7,344,815	$6,438,653

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no assurance of it remaining manageable.

Cash Flows for Nine Months Ended September 30,	2017		2016	Change	%
Cash flows used in operating activities		$(606,746)	$(473,823)	$(132,923)	28%
Cash flows used in investing activities	$	---	$(11,335)	$11,335	100%
Cash flows provided by financing activities		$535,500	$756,000	$(220,500)	29%

Net cash used in operating activities for the nine months ended September 30, 2017 and 2016 consisted mainly of payments for personnel, inventory purchases, vendor payments and other operating expenses.

Net cash used in investing activities for the nine months ended September 30, 2016 was for the build-out of our new research lab within our corporate headquarters located in the Lake Park, Florida. This new facility replaced the research lab located in Daytona Beach, Florida as of July 2016.

For the nine months ended September 30, 2017, cash provided by financing activities was mainly the result of proceeds from the sale of common stock as well as the sale of an equity interest in Advanced. As an offset to the cash provided for the nine months ended September 30, 2017, we also made certain payments towards retirement of various notes payable. Comparatively, cash provided by financing activities for the nine months ended September 30, 2016 was primarily the result of cash proceeds from the sale of convertible notes.

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

Discontinued Operations

As of September 30, 2017 and 2016, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011.

Table of Contents	- 8 -

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q September 30, 2017, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

Table of Contents	- 9 -

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2017, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Price per share	Consideration	Footnotes
Common Stock Issuances
Sale of Common Shares for Cash
For the Three Months Ended September 30, 2017	Restricted Common Stock	Private Purchasers	5,500,000	$0.010	$55,000	1

Issued for Compensation to Contractor
For the Three Months Ended September 30, 2017	Restricted Common Stock	Independent Consultant	121,117	Varied (2)	$1,438	2

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

(1) These subscriptions by individual investors were part of a private offering of securities. The purchase price was $0.01 per share, and the aggregate proceeds amounted to $55,000, all of which was paid in cash.

(2) This subscription by an individual investor was part of a private offering of securities. The purchase price, which represented a total value of $1,438, and all of which was paid for in the form of business development services previously performed for the benefit of the Company, was established for purposes of valuation on the basis of the closing price of the Company common stock on those days during which such services were performed.

Table of Contents	- 10 -

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

For the period ended September 30, 2017, we are in default under a certain unsecured term note to a former shareholder in the total amount of approximately $52,000. The arrearage as of such date was $28,783, plus interest. In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest. In addition, we are in default under a certain unsecured term note to a current shareholder in the total amount of $300,000 plus interest as well as a convertible note payable in the amount of $50,000 to a related party investor.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2017, there were no reportable events under this Item 5.

ITem 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

No.	Description of Exhibit
2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

2.2	Agreement and Plan of Merger by and among Findex.com, Inc., EcoSmart Acquisition Corp. EcoSmart Surface & Coating Technologies, Inc., and The Renewable Corp. dated July 23, 2014, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 29, 2014.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

4.1	Certificate of Designation of FIND Series MX Convertible Preferred Stock dated June 30, 2014, incorporated by reference to Exhibit 4.1 on Form 8-K filed July 29, 2014.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

Table of Contents	- 11 -

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10	Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

Table of Contents	- 12 -

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28	Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2012.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Binding Letter of Intent between Findex.com, Inc. and the Renewable Corporation dated October 29, 2013, incorporated by reference to Exhibit 10.38 on Form 8-K filed on November 4, 2013.

10.39	Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

10.40	Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

Table of Contents	- 13 -

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

10.45	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Bo Inge Hakan Gimvang dated March 3, 2015, incorporated by reference to Exhibit 10.45 on Form 10-K filed on April 15, 2015.

10.46	Loan Modification Agreement and Promissory Note dated March 2, 2015, incorporated by reference to Exhibit 10.46 on Form 10-K filed on April 15, 2015.

10.47	Business development consulting agreement by and among Findex.com, Inc. and J.N.B., LLC. dated November 10, 2015, incorporated by reference to Exhibit 10.47 on Form 10-Q filed on November 16, 2015.

10.48	Manufacturing and distribution joint venture agreement by and among Findex.com, Inc. and Nanotech Materials LLC dated August 17, 2016.

10.49	Operating agreement by and among Findex.com, Inc. and Advanced Nanofibers LLC dated September 14, 2016.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated November 20, 2017. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 20, 2017. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: November 20, 2017	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)

Table of Contents	- 14 -