Form 10-K
period 2017-12-31
FINDEX COM INC
filed 2018-04-17
CIK 1089061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $6,690,000.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At April 17, 2018, the registrant had outstanding 530,951,417 shares of common stock, of which there is only a single class.

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

OVERVIEW

Findex.com, Inc. is headquartered in Lake Park, Florida with its base of business operations co-located in the same facility. The Company is currently comprised of EcoSmart and a consolidated variable interest entity, Advanced Cement Sciences, LLC (formerly Advanced Nanofibers, LLC). EcoSmart has historically been the driver of both operating overhead and revenue. EcoSmart was acquired by us in a merger in 2014 and centers around a proprietary line of specialty materials coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. Advanced Cement Sciences, LLC (“ACS”) is a variable interest entity. During the fourth quarter of 2016 management determined the Company was the primary beneficiary of ACS, and has since been consolidating those operations in accordance with U.S. GAAP for purposes of our financial reporting. The Company currently owns a minority 31.06% interest in ACS, which is a Florida-based, engineered cement technology and products firm founded in mid-2016 and currently focused on globally marketing a line of proprietary admixtures to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco. Despite our lack of corporate control over ACS, and its lack of revenue to date, it is a venture that our management has been and continues to be very actively involved in developing, and that is increasingly consuming a greater percentage of our financial and human resources, a trend management expects to continue into the foreseeable future.

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

Heavy Construction Equipment/Vehicles. This is the market segment application involving foundational heavy terrain construction equipment fleets and individual units. It comprises a wide range of vehicles in the heavy construction industry, including gators, bulldozers, excavators, dump trucks, cement mixers, and other, similar types of equipment in relation to which our coatings offer strong prevention against rust, oxidation, corrosion and abrasion breakdown. We believe that our coatings could result in notably significant savings in maintenance costs as well as extended life for these types of equipment/vehicles used in these highly corrosive environments.

Oil and Gas Drilling, Mining and Related Heavy Equipment. This is the market segment application surrounding a vast array of opportunities to sell certain of our coatings to prevent rust, oxidation, corrosion and abrasion breakdown in the oil, gas and mining industries. We believe that our coatings could result in notably significant savings in maintenance costs as well as extended life for equipment, tools, and infrastructure used in these highly corrosive environments. In this market segment, our coatings can be used as protective pipe linings and as protective barrier on the exteriors of storage tanks, micro-turbines, hydraulic systems, fleet vehicles, rail cars and shipping containers. Based on recent industry reports, and with industrial coatings generally comprising more than approximately a third of the worldwide aggregate coatings market, the oil and gas segment is one viewed by us as holding some of the greatest growth potential. Based on the preliminary results of early-stage field and lab tests being conducted by prospective customers, and though there can be no assurance, management believes the effectiveness of its products for this purpose is already higher than many competing products, and that the market and demand for these products is potentially very significant. We are aggressively targeting this application based on a combination of all of the factors identified above, and, to date, we have been pursuing potential distribution opportunities through select industry operators.

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

Interior and Exterior Flooring and Tiling, Pavers and Hardscapes. This is the market segment defined by us to include applications involving surfaces consisting of pavers, poured and stamped concrete, natural stone, brick, ceramic tile and vinyl composition tile floors (“VCT”). It has been targeted based on a combination of all of the factors identified above, with a particular emphasis on (i) geographic accessibility to the regional market of South Florida, in which the Company maintains its executive offices and principal operations, and (ii) relative ease of installation. At a competitive price point, the Company’s products offer this market a high-grade, functional alternative to comparatively under-performing water-based hardscape sealants, and one with numerous unique, secondary benefits. The marketing and sales strategy being applied by us is a dual-pronged approach aimed at manufacturers of primary materials, on the one hand, and contractor installers, on the other. Our latest entrant into this market, V-Shield, is a single application ceramic coating that can last up to three years with minimal maintenance on VCT floors. Unlike traditional VCT cleaning and maintenance wax-based products, V-Shield saves time during the application as well as reduces the overall maintenance costs associated with VCT floors due to its single application process and longevity on such floors.

In general, though not necessarily across all segments, we intend to pursue a strategic approach to identify market opportunities that rely on master distribution arrangements within individual product/application industry verticals. An emphasis is being made in the immediate-term on the establishment of such master distribution relationships with prospective sellers that already have in place an industrial customer-base with the greatest likelihood of benefitting from our product(s) and, ideally, without there being an appreciable lag-time in customer adoption of our product because of its potential to effectively serve as an available upgrade to their existing offerings.

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

Product Name:	ECT-1090 Metal Coating
Primary Targeted Surfaces:	Steel and other metal substrates
Primary Target Application Categories:	Industrial equipment
Featured Properties For Target Application:	Extreme protection against oxidation, microbial intrusion, chemical corrosion, and ultra violet degradation; friction across the coated surface decreases on average of 18-20%, resulting in an increased durability and longevity of the coated surface; demonstrates an increased flow rate of both liquid and gaseous substances across its surface versus a metal surface that is not coated, resulting, among other things, in making the coated surface very easy to keep clean

* * *

Product Name:	ECT-1110 Interior Coating
Primary Targeted Surfaces:	Indoor tile, masonry, paint, cement, plastics, fabric, flame-exposed, cryogenic
Primary Target Application Categories:	Interior flooring and tiling
Featured Properties For Target Application:	Hydrophobic (water-repellent) and oleophobic (oil-repellent); slip-resistant when wet; protective barrier at all temperatures resistant to abrasion/scratching, corrosion, oxidation, microbials, (effects of) weather/elements, UV, guano, acid rain, staining, color fading, mold/fungal spore growth

* * *

Product Name:	ECT-1390 HVAC Anti-Corrosion Energy Coating
Primary Targeted Surfaces:	All surfaces of condensing unit, including coils, copper lines, compressor and cabinet
Primary Target Application Categories:	HVAC, refrigeration condensing units, cooling towers, and other HVAC equipment
Featured Properties For Target Application:	“Glassifying surface treatment”; condensing unit protection from corrosion, including in salt water, acid, alkaline and chemical environments; protection from clogging by particles of mold, pollen, dust, and soot; increased operating/energy efficiency of 12-15% over life of condensing unit; reduced cleaning requirements generally, and condensing units easily cleaned with only water and/or mild soap eliminating need for caustic coil cleaners; reduced maintenance for cooling towers and chiller barrels

* * *

Product Name:	ECT-1000 Universal Micro-Coating
Primary Targeted Surfaces:	Glass, mirrors, fiberglass, paints, plastics, metals, fabrics, granites
Primary Target Application Categories:	Automotive/motorcycle/marine interior and exteriors, countertops, sunglasses, surfboards, water and snow skis
Featured Properties For Target Application:	Ultra-thin (50 millionths of an inch) gasified glass layer version of ECT-1000 that be easily applied directly by consumers and last for 6-8 months; hydrophobic (water-repellent) and oleophobic (oil-repellent); repels dirt and dust, including brake dust; exceptional clarity on glass and mirrors by filling in microscopic voids in the surface (tests conducted by the Ford Motor Company showed improvement in the “Distinction of Image” measurement (clarity of a glossy surface) of 10% on new, and 20% on old, automotive paint); protective barrier at all temperatures resistant to abrasion/scratching, corrosion, oxidation, microbials, (effects of) weather/elements, UV, guano, acid rain, acid damage from insects, staining, color fading, mold/fungal spore growth

* * *

Product Name:	ECT-1470 Hardscape Coating
Primary Targeted Surfaces:	Pavers, concrete, roofing tile, ceramic tile, and other porous surfaces
Primary Target Application Categories:	Floors, walls, decorative panels, swimming pools
Featured Properties For Target Application:	Able to be applied in heavy coats; hydrophobic (water-repellent) and oleophobic (oil-repellent); slip-resistant when wet; protective barrier at all temperatures resistant to abrasion/scratching, corrosion, oxidation, microbials, (effects of) weather/elements, UV, guano, acid rain, staining, color fading, mold/fungal spore growth

* * *

Product Name:	V-Shield Vinyl Surface Treatment
Primary Targeted Surfaces:	Indoor vinyl composition tile (VCT), luxury vinyl tile, quality vinyl tile, sheet vinyl, vinyl plank, and welded seam vinyl
Primary Target Application Categories:	Interior flooring
Featured Properties For Target Application:	Single application to be applied in a thin coat; hydrophobic (water-repellent) and oleophobic (oil-repellent); slip-resistant when wet with non-slip additive; protective barrier at all temperatures resistant to abrasion/scratching, corrosion, oxidation, microbials, (effects of) weather/elements, UV, guano, acid rain, staining, color fading, mold/fungal spore growth

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

Significant Customers and Vendors

During the years ended December 31, 2017 and 2016, we generated a significant portion of our revenues from certain customers as follows:

	% of Total Revenues
Customer	2017	2016
Infiniti Coatings, LLC.	18.35%	14.80%
Umbrella Surface Technologies/Dekko Concrete	17.30%	15.46%
Signature Associations, Inc.	12.46%	—

During the years ended December 31, 2017 and 2016, our significant product and chemical raw material purchases were as follows:

	% to Total Products
	2017	2016
Vendor A	24.97%	—
Vendor B	18.41%	5.48%
Vendor C	17.33%	54.73%

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

Our EcoSmart R&D team consists of one full-time employee and two part-time personnel.

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

Intellectual Property

Patents and Licenses

The competitive environment in which we operate is largely driven by technology, proprietary or otherwise. In general, companies in this environment seek to develop competitive advantages – both offensive and defensive – through the obtaining and maintaining of relevant patents relating to their respective technological advancements. As a science and technology based company, we believe that securing intellectual property is an important part of protecting our research, and that, in particular, patent, as well as related trade secret, protection, is critical for the new specialty coatings technologies we develop, as well as any products and processes derived through them.

By way of assignment, we currently hold a United States patent relating to our smart surface specialty coatings technology:

Title	Awarded	Pending	Expiration
Method of Treating Surfaces For Self-Sterilization and Microbial Growth Resistance	X		2025

Over time, we may apply for additional patents relating to advancements we achieve through our research and development initiatives. There can be no assurance however, that any the patent currently held, or any obtained in the future, will prove adequate to protect our technologies or that we will have sufficient financial and other resources to keep others from infringing the exclusive rights we possess in relation to our technologies. The fields in which we operate have been characterized by significant efforts by competitors to establish dominant or blocking patent rights to gain a competitive advantage, and by considerable differences of opinion as to the value and legal legitimacy of competitors’ purported patent rights and the technologies they actually utilize in their businesses.

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

ADVANCED CEMENT SCIENCES (VARIABLE INTEREST ENTITY)

Advanced Cement Sciences LLC (“ACS”) is a variable interest entity of which the Company owned a minority 31.06% interest at December 31, 2017. During the fourth quarter of 2016 management determined that the Company was the primary beneficiary based on qualitative and quantitative factors, and has since been consolidating the entity in accordance with U.S. GAAP for purposes of our financial reporting. ACS is a Florida-based, engineered cement technology and products firm founded in September 2016 and currently focused on globally marketing a line of proprietary admixtures it has acquired the rights to and further internally developed to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco. The business of ACS has undergone a gradual but fundamental transformation since the second quarter of 2017 (following the negotiated withdrawal of one of its founding members) from having as its primary focus the development and enhancement of applied nanotechnologies to materials development generally, on the one hand, to the development, manufacturing and sales of very competitively-priced, premium-performance concrete- and stucco-enhancing admixture products that rely on certain nanotechnologies, on the other. Management believes the prospects for ACS are extraordinary based on its advanced, engineered and proprietary cement chemistry coupled with the sheer magnitude of the global markets in relation to which they offer a meaningful value proposition. Specifically, ACS views its products as having the capability to substantially improve the net economics of any business:

▪	building or making products from concrete or stucco;
▪	where there is additional economic value to be mined by using a concrete or stucco that has either:
	▪	a substantially increased per unit strength than that currently being used,
	▪	a substantially reduced per unit weight/density, or
	▪	both.

Although it is still in the earliest stage of products commercialization and revenue development, our management team and certain members of our operations personnel devote a very significant and growing percentage of their working time to the business of ACS. Our president and chief executive officer, Steven Malone, serves as a managing member of ACS with what is effectively the senior-most level of fiscal and operational responsibility for the firm.

Technology

The ACS core technology centers around what are believed by management to be two meaningfully proprietary advances in concrete materials engineering:

▪	Industrial chemistry formulations that result in multi-functional, ultra-high-performance concrete and stucco end-products that possess physical, flexural, chemical, and structural properties believed by management to be unparalleled in their respective U.S. domestic and global markets.

▪	Methodologies for the custom blending, bonding and assimilation of base catalytic chemistries with a variety of industrial nanofibers and nanoparticles such that the net results are concrete and stucco end-products carrying a broad array of application-specific, custom-enhanced properties and high-performance characteristics.

Taken as a whole, management believes that the ACS platform technology is not merely a finite assortment of formulations from which certain useful products have been derived, but rather an ever-evolving continuum of custom-blended concrete and stucco admixture variations subtly adaptable to meet an endless array of specific industrial applications and needs.

ACS is achieving results in the performance and other characteristics of its nano-engineered catalytic chemistry that management believes are unparalleled in a variety of ways, and in some of those ways by a wide margin. It is doing this by using internally developed, largely unconventional and proprietary combinations of materials and chemistry, including advanced compound assimilation methodologies believed by management to be unique to ACS.

Beyond its unique and proprietary concrete and stucco admixture formulations themselves, ACS has additionally developed an advanced product delivery system unparalleled in the industry that dramatically simplifies the process associated with mixing and preparing end-product, effectively rendering it mistake-proof. ACS’s “AdPacks,” named for their novel combining of the concrete industry admixture concept with that of a pre-mixed, ready-to-go package, contain a dense, viscous cake-mix style assortment of pre-measured and combined contents constituting a base product which, when combined on a production line or job site with cement, water and most commonly used concrete or stucco aggregates in accordance with provided instructions and supplemental videos, results in an end-product with notably superior characteristics for its particular purposes. The ACS AdPacks are available in off-the-shelf SKUs as well as custom formulations, and can be delivered in bag-sizes, totes or drums to meet quantity requirements at all industry levels.

Intellectual Property

ACS’s proprietary base concrete and stucco-enhancement intellectual property formulations have been acquired by one of the principals of one of its founding members, and improved upon through internal research and development initiatives.

Products and Markets

At the broadest industrial level, and at each of the U.S. domestic and global levels, there are two basic customer categories within the concrete and stucco family of products, both of which ACS intends to serve:

▪	Manufacturers who rely on concrete to make precast products they sell for use by property owners, developers, contractors, and builders; and

▪	Developers, contractors and builders who rely on ready-mix or mix-on-site concrete and stucco for pour-in-place and tilt-up construction projects they develop, manage, and build.

With end-product that tends to be very bulky, heavy and prone to breakage in transport, and with only minor exception, those in the first group are believed by management to naturally covet a concrete that is many times lighter in weight than standard concrete, and that features a flexural strength that preserves the integrity of their product where it would otherwise fail (crack or break), but only if the cost of using it is meaningfully lower on a net, all-in basis. Although there are others, some of which are very large, initially targeted markets by ACS within this group include the following, in relation to which ACS believes it can most rapidly achieve meaningful revenue growth and market penetration:

▪	Producers of concrete interior and exterior “manufactured stone” panels and veneers, architectural trim and decorative pieces (Product: ACS Ultra-Lightweight Design Formula AdPack); and

▪	Concrete block (Product: ACS Ultra-Lightweight Block Formula AdPack).

With end-product that consumes vast amounts of concrete to achieve required compressive and tensile strength levels, those in the second group are believed by management to covet concrete and stucco materials that are substantially stronger than standard offerings, thus enabling the use of substantially less material to achieve comparable strength, but, here too, only if the cost of using it is meaningfully lower on a net, all-in basis. Although the largest markets within this group consist of those developers, contractors and builders using ready-mix or mix-on-site concrete for pour-in-place and tilt-up construction projects, and ACS intends to pursue those markets in time with products currently under development and testing, initially targeted markets by ACS within this group are limited solely to stucco, in relation to which ACS believes it can most rapidly achieve meaningful revenue growth and market penetration. For this vertical, ACS offers its Ultra-High-Performance Stucco Formula AdPack.

Sales initiatives for ACS product have been underway for only several months as of the date of this Annual Report on Form 10-K, and such initiatives have been, intentionally due to production constraints, slow to develop and limited to those aimed strictly at the “manufactured stone” market and, more recently, the stucco market. Given the realities of new product introductions generally, and the need in the case of ACS products to not only evidence product compliance with existing building codes and related industrial standards, but also demonstrate product workability and efficacy through showcase projects, positive customer experiences, and industry expert references and endorsements, ACS is yet to achieve any meaningful degree of sales traction for either of those product lines and, to date, sales have been very limited and deliberately targeted towards customers that view their use of the product as part of a series of final-stage, semi-pilot projects. In the meantime, steady efforts have been underway towards enabling ACS’s ability to systematically provide evidence of product compliance with existing building codes and related industrial standards within identified markets, as well as to readily demonstrate product workability and efficacy through showcase projects, positive customer experiences, and industry expert references and endorsements within such markets.

Manufacturing and Marketing

To date, and beyond that associated with continuing product research and development, manufacturing and packaging of ACS product has been low-rate, batch only (i.e. non-automated). Systems design and planning for automated production and packaging are currently in the early stages of development, though implementation will be dependent on the availability of required financing. In the meantime, acceptance of purchase orders will necessarily be constrained by very limited production capacity.

Subject to the availability of required financing, for which there can be no assurance, ACS’s 2-year manufacturing and marketing development plan is highlighted by the following key objectives:

▪	implementing strategic intellectual property initiatives aimed at minimizing vulnerabilities for all product lines;

▪	building out manufacturing capacity and operations for each of the Ultra-Lightweight Formula AdPack (including concrete block) as well as Ultra High-Performance Stucco Formula AdPack product lines;

▪	building out the marketing and sales operations organization for those same product lines; and

▪	continuing R&D initiatives in respect of all product lines.

Historically, the handling of nanofibers and nanoparticles has been widely recognized as posing significant health and safety concerns and challenges stemming from the potentially hazardous particulates emitted into the air during the production, transport, and use of these materials. These emissions occur because, in the absence of industry-appropriate methods, processes and practices for the containment of otherwise loose, airborne particulates, such matter can get drawn into the eyes, the throat and lungs, and onto the skin, of those individuals handling or otherwise being exposed to these materials. Such exposure can lead to a variety of health and safety concerns. In relation to the production of those ACS admixture products that rely on the incorporation of nanoparticle-enhanced nanofibers, therefore, and although there can be no assurance that any safety precautions will prove reliable against any and all vulnerabilities in all instances, ACS has adopted and utilizes what it has deemed to be reasonably suitable methods and practices for the containment of these hazardous substances.

Backlog

In general, ACS does not manufacture its products against a backlog of orders and does not consider backlog to be a significant indicator of the level of future sales activity. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Accordingly, we do not believe that ACS backlog information is material to an understanding of our overall business and should not be considered a reliable indicator of ACS’s or our ability to achieve any particular level of revenue or other metric of financial performance.

Strategic Alliance with FIND

In pursuing its stated objectives, and since ACS’s inception, a strategic relationship has been gradually evolving between the Company and ACS that affords certain benefits to each. Increasingly, and because of ACS’s lack of independent resources and certain of FIND’s available resources, ACS has come to rely on FIND to perform virtually all of its business functions. Specifically, this has included commercializing, manufacturing, packaging, inventorying, globally marketing, distributing, and - strictly as an agent for ACS - selling, for the account of ACS, all ACS products. The general rationale behind the development of this strategic alliance is based upon the existence of the following factors:

▪	Alignment of economic interests through our percentage ownership of ACS;
▪	Flex-availability for ACS for an indeterminate period of:
► qualified and capable managerial and operational talent in relation to each of manufacturing, marketing, and sales;
► qualified and capable operational, office and administrative support; and
► underutilized physical operational/production resources/capacity;
▪	Access for ACS to public capital markets; and
▪	Core-competency synergies between our existing business and operations and those of ACS: industrial chemical and compounds development, manufacturing and distribution.

Although steps have been taken in the direction of formalizing this relationship with a much more comprehensive definitive agreement between the two entities, and it is expected by us that such an agreement will be established in the near future, for the time being, FIND is, as it has been since September, 2016, performing its services for ACS, as well as financing expenditures on behalf of ACS, on what has recently been agreed to between the entities as a cost-plus-10% basis. As of December 31, 2017, and subject to potential future adjustment for unaccounted-for allocations, the principal-only amount owed by ACS to FIND associated with this obligation was $94,425. See Note 3 “Consolidated Variable Interest Entity” of the Footnotes to the Financial Statements included in this Annual Report on Form 10-K.

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

The Company became the holder of its minority equity stake in ACS in mid-September, 2016. Through two private holding entities owned jointly with our general counsel, Michael Membrado, and exclusive of indirect interests held through ownership of Company common stock (disclosed elsewhere in this Annual Report on Form 10-K), our president and chief executive officer, Steven Malone, currently holds a combined approximate 13% equity interest in ACS, primarily through an ownership interest in one of its founding members, Nanotech Fibers, LLC.

Employees

As of April 17, 2018, we had seven full-time and one part-time employees/contractors. Three full-time employee/contractors are part of the senior-level executive team, one full-time employees/contractors and two part-time employee/contractor are part of the product research and development and business development team, one part-time employee/contractor is part of the marketing, customer service and sales team, one full-time employee/contractor is part of the manufacturing team, and one full-time employee/contractor is part of the financial management and administration team.

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

Several of the matters discussed in this annual report on Form 10-K for the fiscal year ended December 31, 2017 contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this annual report, readers should carefully consider the following cautionary statements and risk factors.

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

As of December 31, 2017, and in addition to $448,624 in trade and related accounts payables, we owed an aggregate of $2,440,208 in principal face amount of combined notes payable and notes payable, related parties. In accordance with the respective terms of these notes, $300,000 is required to be serviced with quarterly interest payments (calculated on the basis of a 10% annual percentage rate) and have been overdue and payable since August 1, 2015, and $1,286,425 is payable by us upon demand by the holders of the notes (i.e. our creditors). The extent of this debt, when coupled with our limited revenue production during recent reporting periods, presents a situation in which our ability to service that debt is in serious question. The Company recognized revenue of $380,553 for the period ended December 31, 2017 and our ongoing operating costs and capital investment requirements, has us under financial pressures that materially threaten our near-term viability and sustainability. In the event that we are required to repay some or all of these notes and/or other payables in the near-term (and potentially beyond), in whole or substantial part, the funds available to us for this purpose would have to come from either working capital or funds on hand in excess of working capital at that time. No assurance can be provided, however, that any such required funds would be available to us for this purpose, and, historically, we have never had any such surplus funds. If funds are not available to us for this purpose, we would likely need to undertake a financing transaction of some kind. No assurance can be provided, however, that we would be able to complete any such financing between the date hereof and the date by which we would be required to satisfy our obligations, or that, if we are able, that it would be on the basis of terms that are not unfavorable to us. Among other reasons, this is true because investors in early-stage technology companies such as ours generally look unfavorably on the allocation of funds invested by them towards the repayment of debt to third parties as opposed to growing the business. In the event that we are required to repay some or all of the outstanding principal or interest, in whole or in part, and we have insufficient funds to meet and satisfy the obligation, legal action is likely to be taken against us, which could lead to our having to sell some or all of our material assets, including our smart surface technology patent, or potentially even to our having to liquidate the Company.

We are operating at a substantial working capital deficit and our liquidity and capital resources are very limited.

For the year ended December 31, 2017, we generated $380,553 in total revenue while incurring $1,571,443 in combined sales, marketing, general and administrative expenses. This represents a substantial working capital deficit that is severely constraining our ability to operate, both near-term and long-term and our ability to meet our obligations as they become due. Our ability to fund working capital, as well as anticipated capital expenditures, will depend on both our ability to raise much-needed capital and our future performance, which is subject to general economic conditions, our customers, actions of our competitors and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon (i) the extent and availability of bank and other credit facilities, (ii) our ability to access external sources of financing, and (iii) our ability to effectively manage our expenses in relation to revenues. The Company’s cash on hand as of December 31, 2017 was insufficient to support our operations for the next twelve months. Therefore, it is likely to become necessary for us to raise additional capital to support growth and/or otherwise finance potential acquisitions. Furthermore, there can be no assurance that our operations or access to external sources of financing will continue to provide resources sufficient to satisfy our liabilities arising in the ordinary course of business, and while it may be possible to borrow funds as required, any such additional capital is likely to require that we sell and issue additional equity and/or convertible securities, including shares issuable upon exercise of currently outstanding warrants, any of which issuances would have a dilutive effect on holdings of existing shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in this Annual Report on Form 10-K.

There is uncertainty as to our ability to continue as a going concern.

Our audited financial statements for the period ending December 31, 2017, including the footnotes thereto, call into question our ability to continue as a going concern. This conclusion was drawn from the fact that, as of the date of those financial statements, we had a negative current ratio and total liabilities in excess of total assets. Those factors, combined with the Company’s operating deficits, have resulted in uncertainty regarding our ability to continue as a going concern. See Note 2 in the Notes to the Consolidated Financial Statements for the year ended December 31, 2017 included in this Annual Report on Form 10-K.

We owe an aggregate amount of $66,815 to various third parties which, under state escheat laws, could subject us to substantial additional liabilities for penalties and interest.

We are carrying certain liabilities on our balance sheet in the aggregate amount of $62,487 for trade payables and royalties payable in connection with services and content licenses associated with certain of our former software titles extending back up to fourteen years but in relation to which we have been unable to locate the parties to whom we owe such trade payables and royalties and no effort to collect such obligations by such parties or any successors-in-interest have been made. We are additionally carrying certain liabilities on our balance sheet in the aggregate amount of $4,328 for amounts payable to customers for product return refunds extending back up to nine years many of whom we expect, without actually knowing at this point one way or the other, to similarly be unable to locate and in connection with which no effort to date to collect such obligations has been made. Under the escheat laws of the various states in which these creditors were last known to have an address based on our records, we are or may be required to pay to such states the aggregate amounts owed for these obligations – in both categories – even though we cannot locate the actual parties to whom they are owed. Moreover, we are likely to be additionally liable for substantial penalties, both individually and in the aggregate, for not having previously reported such obligations and paid such amounts to such various states, which reporting obligations and associated penalties for non-compliance vary significantly among states, as well as interest for amounts deemed past due. It is likely that these additional liabilities, neither the individual nor collective extent of which are known at this time and as such have not been accrued, will be material in the aggregate and have a material adverse effect on our financial condition and our results of operations, including our liquidity.

Depending on how quickly we can generate a sufficient level of sales, assuming that we, inclusive of ACS, can accomplish that, we will likely require additional funding, potentially substantial, and any failure to raise additional capital necessary to support growing sales and expand our operations could reduce our ability to compete and adversely affect our business.

At December 31, 2017, we had $3,179 in cash and cash equivalents. Given ongoing cash constraints, we currently need to raise substantial additional capital, through either equity, debt and/or hybrid (combination equity and debt) financing. Specifically, an infusion of cash is now necessary for the following:

▪	insuring the integrity of, and/or continuing to develop, our technologies, products, and related systems;
▪	commercially exploiting our technologies, products, and related systems;
▪	policing and enforcing potential infringements to our existing patent and/or other intellectual property rights;
▪	establishing and maintaining suitable manufacturing capacity to meet anticipated demand for our products;
▪	fully developing and exploiting sales, marketing, and distribution channels for our products;
▪	fulfilling our contractual obligations to provide substantial financial, operational and personnel support to the business and development ACS;
▪	maintaining and meeting our general and administrative expenses at required levels, including the hiring and training of personnel, and the securing of outside technical and other consultants;
▪	developing and expanding our operations and business infrastructure;
▪	responding to competitive pressures;
▪	making strategic acquisitions of complementary technologies and/or product lines; or
▪	meeting unanticipated capital requirements.

There can be no assurance that any such financing, be it through strategic collaborations, public or private equity financings or other financing sources, will be available to us as and when required, either on acceptable terms or at all. To the extent that financing is only available through the sale of equity or convertible securities, or that a determination is made by management that the sale of equity or convertible securities is otherwise in our best interests, any such financing could and likely would result in significant dilution to our existing stockholders. To the extent that financing is only available through the divestiture of some or all of our interest in ACS, or other assets (including proprietary rights), or that a determination is made by management that any such divestiture of assets is otherwise in our best interests, any such sale would result in the loss of otherwise existing potential revenue and/or earnings opportunities for us achievable through retained ownership of such assets. Further, if funds are obtained through arrangements with collaborative partners or other third parties, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize on our own, thereby similarly resulting in a loss of otherwise existing potential revenue and/or earnings opportunities for us achievable through the retention of such rights. If sufficient capital is not available, we, inclusive of ACS, may be required to delay, reduce the scope of, or eliminate one or more of our development programs or product lines, or be unable to adequately protect our intellectual property or other competitive advantages, any of which could have a material adverse effect on our financial condition or business prospects.

Our accumulated deficit makes it harder for us to borrow funds.

As of December 31, 2017, and as a result of historical losses both during the year ended December 31, 2017 and prior years, our accumulated deficit was $7,706,052. The fact that we maintain an accumulated deficit, as well as the extent of our accumulated deficit relative to recent earnings, negatively affects our ability to borrow funds because lenders – and particularly commercial and other market rate lenders – generally view an accumulated deficit as a negative factor in evaluating creditworthiness, and ours is roughly 20 times our total 2017 revenues. Any inability on our part to borrow funds if and when required, or any reduction in the favorability of the terms upon which we are able to borrow funds if and when required, including amount, applicable interest rate and collateralization, would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in this Annual Report on Form 10-K.

Risks Associated with Our Businesses and Industries

Ours businesses are early-stage with highly speculative prospects.

Although we, inclusive of ACS, have certain operations and revenues, both our coatings business and the ACS concrete- and stucco- enhancing admixture products business have been slow to develop and, taken as a whole, we remain an early-stage enterprise insofar as (i) our management expects to devote a very substantial percentage of our efforts and resources to commercializing our coatings and ACS concrete- and stucco-enhancing technologies, products, and related systems, and (ii) our planned principal operations associated with both our coatings business and the ACS concrete- and stucco-enhancing admixture products business are only still ramping up. Accordingly, our primary business segments remain characterized by largely unproven, relatively new-to-the-market technologies and related systems, and subject to some or all of the attendant risks and uncertainties associated with early-stage technology companies more generally, including without limitation:

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

The market for industrial and consumer coatings, as well as concrete- and stucco-enhancing, products is highly competitive.

Ease of use, product quality and performance, technology, cost-effectiveness, and technical and customer service are major competitive factors in both the industrial coatings business and the concrete- and stucco-enhancement products business. We are aware of only several other products possessing the same combination of physical properties, and that, on the whole, offer a similar array of benefits as our proprietary line of specialty smart surface coatings, and we are unaware of any products that offer the same array of benefits as those being marketed by ACS. There can be no assurance, however, that there are not products, whether coatings or cement-enhancement, under development by others, or already in existence and in the early stages of market introduction, of which our management is not yet aware.

The market for industrial and product performance coatings is extremely large, broad in scope, and consists of many different segments and sub-segments, each of which involves a range of product applications, and each of which is also increasingly characterized by rapidly evolving technology. Precisely because of the wide array of beneficial properties they possess, and notwithstanding the U.S. patent held by us on our smart surface coating technology, the specialty coatings produced and distributed by us should be viewed as competing with other coatings products across a wide variety of the various existing market segments and sub-segments. Hydrophobic and antimicrobial coatings, for example, are each segments in which numerous companies are aggressively competing with one another worldwide, both in terms of technology and market share, but that, combined, represent only a minor portion of the aggregate competition that we should be viewed as meaningfully confronting in relation to our coatings business.

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

The market for cement-enhancement additives and admixtures is extremely large, broad in scope, and consists of many different segments and sub-segments, each of which involves a range of product applications, and each of which is also increasingly characterized by rapidly evolving technology. Precisely because of the wide array of beneficial properties they possess, the products manufactured and distributed by ACS should be viewed as competing with other concrete- and stucco-enhancement and admixture products across a wide variety of the various existing market segments and sub-segments. Concrete admixtures promising increased strength and compressed curing times, for example, are each segments in which numerous companies are aggressively competing with one another worldwide, both in terms of technology and market share, but that, combined, represent only a minor portion of the aggregate competition that ACS should be viewed as meaningfully confronting in relation to its concrete and stucco-enhancing products.

The competition faced by ACS in relation to its proprietary line of specialty concrete and stucco admixture products includes many large companies, both public and private and both domestic and foreign, most of which have significantly greater experience and financial resources than us. Management expects that ACS’s most significant competitors will tend to be larger, more established companies, including many major multinational corporations such as Sika, BASF, Cemex, Old Castle, Cementaid Group, GCP Applied Technologies, Oscrete, Krete Industries, and CarpenterCrete. In general, these companies are all developing products that, at some level or in one or more ways, compete with those of ACS and, in addition to many existing issued and pending patents, they have significantly greater capital and other resources available to them for research and development, testing, seeking and obtaining any required regulatory approvals, marketing and distribution.

Our and ACS’s products, and ultimately our businesses, are based on technologies with only limited testing, independent verification, and commercial history.

Although certain limited testing conducted (i) by us internally on our coatings products and ACS internally on their concrete- and stucco-enhancing products, (ii) by independent laboratories, and (iii) by actual and prospective customers have provided positive indications of their reliably yielding performance results consistent with internal management expectations, to date, such technologies have not been extensively tested or independently evaluated and assessed in a comprehensive way, and have only recently developed any meaningful commercial history. Although we have no reason to suspect that either our coatings or ACS’s concrete- and stucco-enhancing technologies will not ultimately meet reliability, efficiency, or other performance targets, and that their efficacy will exceed minimally acceptable qualitative standards given benchmark economic objectives, there can be no assurance of this result. If either of these technologies fail to consistently perform at levels that enable cost-effective solutions for customers, or fail to do so without undesirable environmental consequences, or we or ACS, respectively, are unable to effectively manage the implementation of the technologies despite their otherwise satisfactory performance capabilities, it would likely have a material adverse effect on our financial condition and prospects.

There can be no assurances that either our coatings products or ACS’s admixture products will be accepted in the marketplace.

The degree of market acceptance of both our coatings products and ACS’s concrete- and stucco-enhancing admixture products will depend on many factors. We cannot predict or guarantee the degree to which targeted customers will accept or utilize some or even any of these products. Failure to achieve market acceptance would limit our ability to generate revenue and would have a material adverse effect on our business. In addition, even if any one or more of these products do achieve a degree of market acceptance, that market acceptance may not be able to be sustained over time if competing products or technologies are introduced that are superior in efficiently achieving targeted results, received more favorably by customers, or more cost-effective.

New products markets take time to develop and many of the applications markets for our smart surface specialty coatings and ACS’s admixture products should be viewed as separate, new market opportunities that will only ever be cultivated over time.

Commercialization of new technology products often has a very long lead-time and a multiplicity of risks. The confluence of materials engineering and nanotechnology is in its very early stages and acceptance and demand for products in this developing area can often be a long, evolutionary process. In general, new products markets – even those surrounding innovative, revolutionary, and so-called ‘break-through’ or ‘game-changing’ technologies – develop gradually over time; despite advancements offering meaningful benefits, they tend to be resistant to change and slow to adapt, evolve, and keep pace with the rate of those advancements. Many of the applications markets potentially served by our smart surface specialty coatings, and many of the markets potentially served by ACS’s concrete- and stucco-enhancing admixture products, are new – either brand new or recently emerging – and should thus be viewed as likely to take significant time to develop and cultivate. Moreover, each should be viewed individually, separate and distinct from all others in terms of development-life. If one or more of these applications markets takes longer to develop and cultivate than we expect, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, outcomes which, in turn, are likely to lead to a downward adjustment in our publicly quoted stock price.

We and ACS may make strategic determinations to allocate capital towards the pursuit of particular markets that turn out to be less receptive to either our or their products, or more difficult to penetrate, than expected.

We perceive our smart surface technology as having a wide array of potential product applications, spanning across numerous industrial, consumer, and household segments. Similarly, we perceive ACS’s concrete- and stucco-enhancing technologies as having a wide array of applications as well. As we grow our coatings business, and ACS grows its business, we and they, respectively, will thus be faced with the challenges – as we and they are currently – of having to select certain of these potential product applications markets over others for purposes of focusing our and their human and financial resources because those resources are necessarily limited and would be less apt to bring about meaningfully positive results if allocated across too many separate market initiatives concurrently. The considerations involved in making these determinations are complex and involve many factors, including the following:

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

While management will exercise its best judgment in making these determinations, there can be no assurance that the determinations it makes in this regard will turn out to have been the most productive or otherwise best ones for us or ACS all things considered. Some of the potential applications markets will inevitably be more receptive to our and ACS’s products than others due to the inherent vagaries of product markets generally, and it may turn out that strategic determinations we or ACS make along the way to forego the pursuit of certain applications markets in the immediate- and near-term – in favor of pursuing others that our or ACS’s management expects to be comparatively more promising or susceptible to penetration by us or them in that timeframe – are proven incorrect. If this should occur, it would be an indication that, despite our or ACS’s intentions and prudence in assessing future demand, we or ACS had not allocated our or their capital as effectively as we or they might have otherwise, and this could have a material adverse effect on our returns on capital and/or be reflected in a downward adjustment in our publicly quoted stock price.

For strategic reasons, we and ACS may pursue more applications markets for our and their products in the near-term and concurrently than we or they can most effectively penetrate given our and their available resources.

As noted in the risk factor immediately above, given the notably wide array of industrial and consumer products that we and ACS perceive our and their technology as potentially benefitting, we and ACS are and will continue to be faced with important decisions as to which of these applications markets to pursue in each of the immediate-, near- and long-term. As also noted in the risk factor immediately above, the considerations involved in making these determinations are complex and involve many factors. While management, both our own and that of ACS, seeks to exercise sound judgment in making these determinations, there can be no assurance that, in hindsight, the determinations made in this regard will turn out to have been the most productive or otherwise best ones for us. For purposes of achieving a degree of so-called ‘first-mover advantage,’ for example, we or ACS may pursue some markets in the immediate- or near-term that we or it might otherwise wait to pursue until sometime in the future when we or they are better equipped to do so effectively. Further, some applications markets may be targeted by management, both our own and that of ACS, to be pursued in the immediate- or near-term because of their perceived likelihood, whether accurate or inaccurate, to generate revenues sooner than others, even though such others are expected to be larger in the aggregate and/or to offer higher gross margin opportunities. If the strategic determinations that management, both our own and that of ACS, makes in this regard prove after the fact not to have been the most productive or otherwise best ones for the Company, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, outcomes which, in turn, are likely to lead to a downward adjustment in our publicly quoted stock price.

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

The applications markets that we are targeting for our smart surface specialty coatings are perceived by management to present substantial, attractive economic opportunities for us because of the unique array of benefits the coatings are expected to be able to provide. With many different companies in the industrial coatings market all vying for market share, ranging from small and specialized, on the one hand, to large and diversified, on the other, and each selling products with coatings that offer many of the same benefits as ours, however, there can be no assurance that the coatings products marketed by others will not become the preferred choice among manufacturers of end-products and/or customers over time with respect to any one or more individual applications markets category. For many different reasons the particular combination of which is not consistent in each case, category leaders are not always necessarily the most effective products in a given market segment. Well-established brand recognition, industry ‘marketing muscle,’ and credibility, for example, and especially when coupled with relative financial strength, can often be more important than technological superiority in a head-to-head market competition. If it turns out that one or more other companies are able to achieve a dominant market position in any one or more applications markets potentially served by our smart surface specialty coatings, and whether on the basis of broad market strength or otherwise, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, outcomes which, in turn, are likely to lead to a downward adjustment in our publicly quoted stock price.

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

Our smart surface coatings technology and ACS’s concrete- and stucco-enhancing technologies are, or will become, components within many end-products marketed and sold by others, and the success of our and ACS’s products is and will be, accordingly, dependent on the success of such end-products.

The need for effective solutions-based coatings such as those featuring our smart surface technology will depend to some degree upon industrial and commercial needs going forward and the related demand for such products as components. Similarly, the need for concrete or stucco that is substantially lighter and/or stronger than non-premium-priced products available in the market will depend to some degree upon precast and other building needs going forward and the related demand for such products as components. The success of our smart surface specialty coatings products, and ACS’s admixture products, will thus depend largely upon the continuing need for the end-user products into which they become incorporated, and the market demand this engenders. If a significant percentage of the products into which these products are incorporated are not embraced by end-users, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, outcomes which, in turn, are likely to lead to a downward adjustment in our publicly quoted stock price.

We depend, as ACS does, on strategic relationships with commercial and industrial collaborators to help develop and test products, and our, and ACS’s, ability to develop and commercialize products may be impaired or delayed if collaborations are unsuccessful.

Our strategy for the development, testing and commercialization of products requires in many cases that we enter into collaborations with actual and potential corporate partners, licensors, licensees and others. ACS employs a comparable strategy. Wherever possible, and in order to benefit from their resources and abilities, both the Company and ACS seek collaborators in this regard with established lines of business and more substantial financial resources. We, and they, are dependent upon the subsequent success of these other parties in performing their respective responsibilities as well as the continued cooperation and interest of these parties. Under agreements with collaborators, both the Company and ACS may rely significantly on such collaborators to, among other things, (i) fund research, development and testing activities either with or for us or them, and (ii) market with us any commercial products that result from our or their collaborations. There can be no assurance, however, that collaborators will cooperate with us or them or perform their obligations under agreements reached with them, even where such matters are provided for within such agreements. Moreover, neither we nor ACS can control the amount and timing of our collaborators’ resources that will be devoted to research, development and testing activities related to our or their collaborative agreements with them. Such collaborators may not place the same degree of relative importance that we or ACS do on product lines that rely on our or their products to meet benchmark performance standards because the success or failure of such product lines is unlikely to be as material to their business, taken as a whole, as it is to ours or ACS’s. If our or ACS’s collaborators fail to cooperate with us or ACS as desired, devote the requisite resources to agreed-upon joint initiatives, or meet their obligations under agreements that are established, or if they choose for any reason to pursue existing or alternative technologies in preference to those being developed in collaboration with us or ACS, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, outcomes which, in turn, are likely to lead to a downward adjustment in our publicly quoted stock price.

Our and ACS’s reliance on the activities of non-employee consultants, research institutions, and scientific contractors, whose activities are not wholly within our or their control, may lead to delays in development of proposed products.

Both the Company and ACS rely extensively upon and have relationships with outside consultants and contract research organizations having specialized skills to conduct research and to help develop and test our respective products, and each expect to have to continue to rely on these types of relationships for the indefinite future. The consultants and contract research organizations we and ACS engage, or that we and they may engage, provide us and them, or may provide us and them as the case may be, critical skills and resources otherwise unavailable. These consultants are not, or may not be, our or ACS’s employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability. We, inclusive of ACS, have, or would have, limited control over the activities or operations of these consultants and, except as otherwise required by our collaboration and consulting agreements to the extent they exist, can expect only limited amounts of their time to be dedicated to our activities and our research and development goals. These research facilities may have commitments to other commercial and non-commercial entities.

Both the Company and ACS have limited resources with which to pursue and manage development activities, and because of the numerous risks and uncertainties associated with our respective product development and commercialization efforts, we are unable to predict the extent of our future reporting losses or when or if we will become profitable.

Our and ACS’s limited resources with which to conduct and manage development activities might prevent us and them from successfully developing or exploiting potential markets for our and their existing products. If we, inclusive of ACS, do not succeed in conducting and managing our development activities, we may not be able to commercialize our products, or may encounter significant delays in doing so, either of which is likely to materially harm our business. Our ability to generate revenues from any of our products, including ACS’s, moreover, will depend on a number of factors, including our and ACS’s ability to successfully complete and implement our commercialization strategies. Our or ACS’s failure to successfully commercialize our products or to become and remain profitable would likely depress the market price of our common stock and impair our ability to raise capital, expand our business, diversify our product offerings and continue our operations.

Our ability to commercially develop our technologies, inclusive of ACS’s, will be dictated in large part by forces outside our and ACS’s control which cannot be predicted, including, but not limited to, general economic conditions. Other such forces include the success of our and ACS’s research and field-testing, the availability of collaborative partners to finance our and their work in pursuing applications markets for our respective technologies or other developments in the field which, due to efficiencies or technological breakthroughs, may render one or more areas of commercialization more attractive, obsolete or competitively unattractive. It is possible that one or more areas of commercialization will not be pursued at all if a collaborative partner or entity willing to fund research and development cannot be located. Our decisions regarding the ultimate products we pursue, including those of ACS, could have a material adverse effect on our ability to earn revenue if we misinterpret trends, underestimate development costs and/or pursue technologies, products, or applications markets that turn out to have lesser market appeal and demand than expected. Any of these factors, either alone or in concert, could materially harm our ability to earn revenues or could result in a loss of any investment in the Company.

If we, inclusive of ACS, are unable to keep up with rapid technological changes in the coatings and cement-enhancing products field, we will be unable to effectively compete.

Both the coatings and cement-enhancing admixtures and other products industries are engaged in activities in the organic and inorganic chemistry, materials engineering, and nanotechnology fields, which are generally characterized by extensive research efforts and rapid technological progress. Materials engineering and the manipulation of materials of nanometer sizes and dimensions is a relatively new science and the creation of new products is dependent upon new and different properties of such materials created that will result in many uncertain applications and rapid change. The evolution of nanotechnology as a new science adds greater uncertainty to new applications and new and improved product introductions are unpredictable. If we, inclusive of ACS, fail to anticipate or respond adequately to scientific or technological advancements, our ability to attain and/or sustain profitability could suffer. Moreover, we cannot assure you that research and discoveries by other companies will not render our or ACS’s technologies or potential products or services uneconomical or result in products superior to those we or they have or develop or that any technologies, applications, or products we or they have or develop will be preferred to any existing or newly-developed technologies, applications, or products.

Our coatings business has historically depended on a disproportionate percentage of its revenues being attributable to only a few customers.

Although our marketing and sales focus has been evolving rapidly, and aggregate revenues have been modest, during the year ended December 31, 2017, and the year ended December 31, 2016, and as reflected in the table below, our coatings business generated a significant portion of its revenues from a select few customers.

	% of Total Revenues
Customer	2017	2016
Infiniti Coatings, LLC.	18.35%	14.80%
Umbrella Surface Technologies/Dekko Concrete	17.30%	15.46%
Signature Associations, Inc.	12.46%	—

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

The business model to be applied to monetizing our and ACS’s technologies may be highly capital intensive.

The definitive business model going forward for both our coatings product lines and ACS’s product lines are currently subject to further research, development and change. As a result, there can be no assurance as to what such business models will ultimately be. While there is a possibility that we, and/or ACS, will ultimately determine to focus our strategies exclusively on the exploitation of our technologies through a model that contemplates our involvement and risk solely to the extent of our exploitation of licensing opportunities to third parties, in the meantime, and quite possibly as a long-term plan either in whole or in part, we are manufacturing and marketing our own products to customers both directly and through distribution channels. Some contemplated business models in this regard, including those that involve any manufacturing and stocking of product, are considerably more capital intensive than others. Accordingly, there can be no assurance as to the degree of capital intensity of our or ACS’s business model. Although it may be possible to rely to a significant extent on debt financing over time, substantial debt financing is unlikely to be a realistic option in the near-term given our lack of financial strength (both balance sheet and income statement) and a high degree of capital intensity could lead to the need to raise additional equity financing, thereby resulting in dilution to the interests of existing stockholders.

The patent we hold on our platform coatings smart surface technology comes off patent in approximately seven years.

We currently own only a single patent, which is a United States patent and relates to our platform smart surface coating technology. Once filed, patents in the United States provide exclusive rights for a period of only twenty years, not indefinitely. As a result, and because the patent was filed in 2005, whatever exclusive rights we have in this flagship proprietary technology, including all associated licensing rights, will only benefit us, at most, for another approximately seven years. Once it comes off patent, the resulting loss of our exclusive rights could have a material adverse effect on our gross profit margins and/or our ability to generate or sustain revenues.

We may not be able to protect our proprietary technology, which could harm our ability to become profitable.

We believe that our intellectual property with respect to our specialty smart surface technology and ACS’s intellectual property with respect to its cement-enhancing technologies are critical to our future success. Patent and trade secret protection is critical, more generally, for our technologies, as well as the products and processes derived through them. The fields in which we, inclusive of ACS, operate have been characterized by significant efforts by competitors to establish dominant or blocking patent rights to gain a competitive advantage, and by considerable differences of opinion as to the value and legal legitimacy of competitors’ purported patent rights and the technologies they actually utilize in their businesses. Our success will depend, to a substantial degree, on our ability to obtain and enforce patent protection for our products, preserve our and ACS’s trade secrets, and operate without infringing the proprietary rights of others. We cannot assure you that:

▪	we will succeed in obtaining any targeted patents in a timely manner or at all, or that the breadth or degree of protection of any such patents will protect our interests;
▪	the use of our or ACS’s technology will not infringe on the proprietary rights of others;
▪	patent applications relating to our potential products or technologies will result in the issuance of any patents or that, if issued, such patents will afford adequate protection to us or not be challenged, invalidated or infringed;
▪	patents will not issue to other parties, which may be infringed by our or ACS’s potential products or technologies; or
▪	we will have the financial resources necessary to pay maintenance fees on existing patents and patent applications, or file patent applications on new inventions.

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

Certain aspects of our and ACS’s business technologies are not protectable by patent.

Certain aspects of our and ACS’s know-how and technology are either not patentable, or, for strategic reasons, best protected in the determination of management by leaving them unpatented. In this regard, trade secrets play an important part in our and ACS’s intellectual property strategy, and we and they vigilantly seek to protect them. To protect our proprietary positions in trade secrets, we, inclusive of ACS, require all employees, consultants, advisors and collaborators with access to our technologies to enter into confidentiality, and, wherever possible, invention ownership, agreements with us. There can be no assurance, however, that these agreements will provide meaningful protection for these trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, competitors who independently develop substantially equivalent technology, or otherwise acquire it, may adversely impact our business.

Intellectual property litigation presents an ongoing threat to our s businesses, including ACS, in terms of both outcome and cost.

It is possible that litigation over patent or other intellectual property matters with one or more competitors could arise in relation to which we and/or ACS is named as a party defendant. We, inclusive of ACS, could incur substantial litigation or interference costs in defending ourselves against any such lawsuits, or, additionally, in pursuing lawsuits in which we assert our patent or other intellectual property rights offensively against others. If the outcome of any such litigation is unfavorable, our business could be materially adversely affected. To determine the priority of inventions, should that become necessary, we or ACS, as the case may be, may also have to participate in interference proceedings declared by the United States Patent and Trademark Office, the associated expense of which could become substantial. In such event, there can be no assurance that we or ACS will have available the requisite financial resources to aggressively, or even adequately, defend, initiate, or pursue this type of litigation.

Patents obtained by other persons may result in infringement claims against us and/or ACS that are costly to defend and which may limit our and/or their ability to use the disputed technologies and prevent us and/or them from pursuing research and development or commercialization of potential products and/or applications markets.

If third party patents or patent applications contain claims infringed by either our or ACS’S technology or other technology required to make and use our or their potential products, and such claims are ultimately determined to be valid, there can be no assurance that we or ACS would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. If, under such circumstances, we or ACS are unable to obtain any such licenses at a reasonable cost, we or they, as the case may be, may not be able to develop some products commercially, and, further, we or they may be required to defend ourselves or themselves in court against allegations of infringement of third party patents. Patent litigation is generally very expensive and can consume substantial resources and create significant uncertainties. Any adverse outcome in such a suit could subject us and/or ACS to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us and/or ACS to cease using such technology.

Neither we nor ACS may be able to adequately defend against piracy of intellectual property in foreign jurisdictions.

Considerable research in the areas of organic and inorganic chemistry, materials engineering, and nanotechnology is being performed in countries outside of the United States, and a number of potential competitors of the Company and ACS are located in these countries. The laws protecting intellectual property in some of those countries may not provide adequate protection to prevent such competitors from misappropriating our and ACS’s intellectual property within those jurisdictions and elsewhere. Several of these potential competitors may be further along in the process of product development and also operate large, company-funded research and development programs. As a result, our and ACS’s international competitors may develop more competitive or affordable products, or achieve earlier patent or other intellectual property protection or product commercialization than we or ACS are able to achieve. Any such competitive products may render any products or product candidates that we or ACS develop obsolete.

Our and ACS’s products are currently more expensive to manufacture because of the small scale at which they are being produced, and they may not be profitable if we or they are unable to reduce our costs to produce them.

Our and ACS’s products are significantly more expensive to manufacture than most comparable products on the market today. This is because our sales to date have been modest, as have ACS’s, causing both of our raw materials purchasing volumes and manufacturing output volumes to be correspondingly low, and our corresponding costs for each relatively high. Both the Company and ACS have only been exploring and experimenting for a relatively short period with purchasing and manufacturing processes and procedures enabling our respective production capacity to reach commercial volumes. Although there can be no assurance, it is our intention, and ACS’s as well, to substantially reduce manufacturing costs through process improvements, increases in manufacturing scale, and outsourcing to experienced manufacturers. If either we or ACS are not able to make these or other improvements, and depending on the pricing of the subject product, our and ACS’s profit margins may be significantly less than that of our respective competitors. In addition, neither we nor ACS may be able to command a high enough price from customers for products within some or all applications markets to generate a profit. If either we or ACS are unable to realize significant profits from our respective products, our businesses would be materially harmed.

We will likely be required to spend large amounts of money for environmental compliance in connection with our and ACS’s manufacturing operations.

As a manufacturer of applied specialty coating and surfacing materials, and a contract manufacturer for ACS of its concrete- and stucco-enhancing admixture products, we are subject to a variety of stringent regulations under numerous U.S. federal, state, local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. In this regard, we will likely have to expend substantial amounts to comply with such laws and regulations as well as establish a policy to minimize our environmental emissions. Nevertheless, legislative, regulatory and economic uncertainties (including existing and potential laws and regulations pertaining to climate change) may make it difficult for us to project future spending for these purposes and, if there is an acceleration in new regulatory requirements, we may be required to expend substantial additional funds to remain in compliance.

Our production operations involve our having to work with dangerous materials that can potentially injure our employees, damage our facilities, and disrupt our work flow.

Some of our operations, including those we undertake on behalf of ACS, involve the handling of hazardous materials that may pose the risk of fire, explosion, or the release of hazardous substances into the surrounding environment. Such events could result from operational failures, natural disasters, or terrorist attacks, and might cause injury or loss of life to our employees and others, environmental contamination, and property damage. Any such events might cause a temporary shutdown of an affected plant, or portion thereof, or a customer’s premises, or a portion thereof, and we could be subject to penalties, civil claims, or both, as a result. A disruption of our operations caused by any of these or other events could have a material adverse effect on our financial condition and results of operations.

Historically, the handling of nanofibers and nanoparticles has been widely recognized as posing significant health and safety concerns and challenges stemming from the potentially hazardous particulates emitted into the air during the production, transport, and use of these materials. These emissions occur because, in the absence of industry-appropriate methods, processes and practices for the containment of otherwise loose, airborne particulates, such matter can get drawn into the eyes, the throat and lungs, and onto the skin, of those individuals handling or otherwise being exposed to these materials. Such exposure can lead to a variety of health and safety concerns. In relation to the production of those ACS admixture products that rely on the incorporation of nanoparticle-enhanced nanofibers, therefore, and although there can be no assurance that any safety precautions will prove reliable against any and all vulnerabilities in all instances, ACS has adopted and utilizes what it has deemed to be reasonably suitable methods and practices for the containment of these hazardous substances.

Our and ACS’s product sales could expose us and them to product liability claims, which, in turn, could diminish our assets and adversely affect our operations.

Both the Company and ACS may be held liable or incur expenses to settle product liability claims if our or their products cause injury, directly or indirectly, or are found unsuitable during product testing, manufacturing, marketing, sale or use. These risks exist even with respect to any products that have received, or may in the future receive, regulatory approval, registration or clearance for commercial use. There can be no assurance that either we or ACS will be able to avoid product liability exposure.

Neither the Company nor ACS currently maintain product liability insurance of any kind, and we and they will both likely need to obtain such insurance coverage in the very near future at levels determined to be sufficient and consistent with industry standards for companies such as ours and theirs respectively. It is possible that such insurance coverage may not be available to us or ACS on commercially reasonable terms or at all, and a product liability claim could potentially result in liability to us or them greater than our respective assets and insurance coverage, if any, at such time. Whether or not a product liability insurance policy is obtained or maintained in the future, any product liability claim could harm our business and financial condition. Moreover, even if we and/or ACS have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us and/or them to devote significant time and attention to matters other than those that arise in the normal course of business.

Our and ACS’s insurance policies may be inadequate and potentially expose us and them to unrecoverable risks.

Neither the Company nor ACS carry director and officer insurance and only the Company has limited general liability insurance coverage. Any significant insurance claims against either us or them would have a material adverse effect on our business, financial condition and results of operations. Insurance availability, coverage terms and pricing continue to vary with market conditions. Both the Company and ACS endeavor to obtain appropriate insurance coverage as soon as practicable given available financial resources for insurable risks that we identify, however, either we and/or they may fail to correctly anticipate or quantify insurable risks, or be unable to obtain appropriate insurance coverage, and insurers may be unwilling to cover insurable events for which we seek coverage. We have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance. Such conditions have resulted in higher premium costs, higher policy deductibles, and lower coverage limits. For some risks, we, and ACS as well, may not have or maintain insurance coverage because of cost or availability.

Conditions in the global economy and global capital markets may adversely affect our results of operations, financial condition, and cash flows.

Our business and operating results, including those of ACS, may in the future be adversely affected by global economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates, and other challenges such as the changing financial regulatory environment that could affect the global economy. Our and ACS’s customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase products and may not be able to fulfill their obligations in a timely fashion. Further, suppliers could experience similar conditions, which could impact their ability to fulfill their obligations to us, inclusive of ACS. Because we intend to have significant international operations, and so, too, does ACS, there are expected to be a large number of currency transactions that result from international sales, purchases, investments and borrowings. And although we also intend to actively manage currency exposures that are associated with net monetary asset positions, committed currency purchases and sales, foreign currency-denominated revenues and other assets and liabilities created in the normal course of business, there can be no assurances that such initiatives will be effective. Future weakness in the global economy and failure to manage these risks could adversely affect our results of operations, financial condition and cash flows in future periods.

Changes in government policies and laws could adversely affect our financial results.

Although there can be no assurance, our and ACS’s product sales to customers outside the U.S. are expected over time to account for a material percentage of gross revenues. As a result, our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced sales and profitability.

Increases in prices and declines in the availability of raw materials could negatively impact our financial results.

Our financial results, including those of ACS, are significantly affected by the cost of raw materials. Product raw materials, both organic and inorganic, generally comprise a significant percentage of our cost of goods sold in most formulations and represent our single largest production cost component.

Most of the raw materials used in production are purchased from outside sources, and we intend in the near future to begin making supply arrangements from time to time to meet our planned operating requirements for the future, including those established on behalf of ACS. Supply of critical raw materials is managed by qualifying multiple and local sources of supply, sometimes including suppliers from outside the U.S., establishing contracts, procuring from multiple sources, and identifying alternative materials or technology whenever possible. We are continuing our aggressive sourcing initiatives to support our continuous efforts to find the lowest raw material costs.

Increases in the cost of raw materials may have an adverse effect on our earnings or cash flow in the event we are unable to offset these higher costs in a timely manner. Any inability to obtain critical raw materials would adversely impact our ability to produce both our products and those of ACS.

General Business Risks

The loss of key personnel could adversely affect our business.

We are presently dependent to a great extent upon the experience, abilities and continued services of our management team. Currently, our only executive under contract is Mr. Malone, our president and chief executive officer. In accordance with its terms, this agreement expires on July 22, 2020. Beyond the obligations expressly set forth in Mr. Malone’s employment agreement (a copy of which is included as Exhibit 10.1 to our Current Report on Form 8-K filed July 29, 2014), no assurances can be given that either he or any other executive will remain with us for any particular duration or that any of such other executives will enter into employment agreements with us. The loss of services of any of the management personnel could have a material adverse effect on our business, financial condition or results of operation.

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

Risks Uniquely Associated with Our Minority Interest in Advanced Cement Sciences (“ACS”)

Although we currently own a 31% equity interest in ACS, that percentage is likely to be reduced in the near future.

As of September, 2016, and as more fully disclosed in the Description of Business section of this Annual Report on Form 10-K we have held a minority equity interest in a private technology firm formerly known as Advanced Nanofibers, LLC and now known as Advanced Cement Sciences, LLC (“ACS”). As of the date of this Annual Report on Form 10-K, we own 31.06% of the firm. Because ACS is a relatively early-stage company, however, and likely to require near-term investment capital, on the one hand, and establishing strategic relationships, on the other, investors in our shares should expect that our percentage interest will be reduced in the future, possibly significantly, as equity in that company is issued in exchange for cash, economic interests in strategic partnerships, or other value. Although we expect that management of ACS will limit any such issuances of equity to those in which the exchange of underlying intrinsic value is favorable, or at least not unfavorable, thereby resulting in no actual dilution of economic value in the firm, valuing technology firms is challenging at best and to some degree, at least, subjective, and there can be no assurance that any such transactions will not result in some dilution of economic value.

Our chief executive officer is allocating increasing amounts of his time and focus to matters associated with ACSs, a business in which we currently hold less than a 32% interest.

Since September 2016, when we became one of the founding co-venturers in ACS, our chief executive officer, Steven Malone, has been allocating increasing amounts of his time and focus to the business, operational, legal and administrative matters associated with ACS, a trend that we currently expect to continue indefinitely. Although we currently hold less than a 32% interest in ACS, Mr. Malone’s increasing allocation of his time and focus in the direction of this pursuit reflects our senior management’s belief in the growth prospects for ACS, both top-line and bottom-line, and the fact that earnings from that venture, if and when achieved. While our management team remains as optimistic as ever relative to the prospects surrounding our core coatings business, it views the opportunities associated with the business of ACS – even though we currently hold less than a 32% minority interest in it – as presenting a uniquely promising economic opportunity given the value proposition posed by the proprietary technology it possesses coupled with the magnitude of the markets in relation to which it can be applied. Moreover, our active role and involvement in ACS is understood by all of those involved in ACSs as being strategically, operationally and administratively vital to its development. For these reasons, and despite the fact that there can be no assurance, our management team believes that Mr. Malone’s increasing focus on ACS represents the optimal allocation of his time on behalf of the Company.

Because our chief executive officer holds a significant interest in ACSs separate from the interest he holds indirectly through the Company, there exists a conflict of interest which may cause him to make decisions surrounding the allocation of our limited resources with which you may disagree.

Our chief executive officer, Steven Malone, beneficially holds 23,940,848 shares of our common stock (and 105,936,069 shares if taking into account all outstanding convertible debt holdings), which currently represents 4.51% of our total shares outstanding (or 13.38% if taking into account all outstanding convertible debt holdings). In addition, and through various other entities, Mr. Malone also currently holds an indirect 13% beneficial interest in ACS through indirect, personal holdings. Because, by contrast, our core coatings business is owned 100% by us, there exists a risk that Mr. Malone could make decisions on our behalf to allocate human and financial resources of ours, including his own time, to the development and operations of ACS with which you may not agree.

Risk Associated with the Prospective Dilution of Our Common Stock

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

Our corporate bylaws currently provide for a classified board of directors consisting of up to 15 members, as determined from time to time within the discretion of our board of directors through the due execution of appropriate resolutions and procedures. As of the date of this Memorandum, we have a 5-person classified board of directors with three sitting members and two vacancies. Of the three sitting members, one, John Kuehne, is a Class I member, whose current term expired on July 22, 2018, one, Donald Schoenfeld, is a Class II member, whose current term expires on July 22, 2019, and one, Steven Malone, is a Class III member, whose current term expires on July 22, 2020. In accordance with a debt restructuring effected concurrently with the consummation of the Merger, however, and since amended, we have agreed to limit the size of our board of directors to no more than five sitting members until such time as that debt is satisfied and to obtain the consent of the holder of such debt to any directorship appointments effectively filling the two existing vacancies in the meantime. As a result of this agreement, and though still possessing all of the same voting rights relative to the constitution of our board of directors, holders of our common stock, individually and collectively, are deprived for the time being of the same right to influence and effect such constitution as otherwise entitled under Nevada corporate law and our articles of incorporation and bylaws, and there can be no assurance that the constitution of our board of directors will be consistent with what it would be in the absence of this agreement and/or that any actions taken or not taken by our board of directors during the effectiveness of this agreement will be consistent with those that would have occurred were it not in place.

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

The volatility of our common stock is illustrated by reference to the fact that, during the twelve months ended December 31, 2017, the market trading price of our common stock has fluctuated from a low of $0.005 to a high of $0.04 per share.

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

There were no reportable events under this Item 1B during the fiscal year ended December 31, 2017.

ITEM 2.	PROPERTIES.

Our principal executive offices are located at 1313 South Killian Drive, Lake Park, Florida 33403. We lease this 8,560 square foot facility under a five-year lease agreement ending on December 31, 2019 with a with an option to renew for one successive term of five years at the then current occupancy rates with 1313 Group LLC. Our monthly rent, including related sales and use taxes, is $7,319. In accordance with the terms of this leasehold agreement, we are responsible for all utilities, repairs and maintenance.

ITEM 3.	LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2017 and to the best knowledge of our officers and directors, there are no pending material legal proceedings to which we were a party and none are threatened or contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 4.	MINE SAFETY DISCLOSURES.

There were no reportable events under this Item 4 during the fiscal year ended December 31, 2017.

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

Common Stock
2016	High	Low
First Quarter	$0.009	$0.004
Second Quarter	$0.009	$0.004
Third Quarter	$0.009	$0.004
Fourth Quarter	$0.013	$0.003

2017	High	Low
First Quarter	$0.040	$0.009
Second Quarter	$0.032	$0.010
Third Quarter	$0.018	$0.008
Fourth Quarter	$0.010	$0.005

STOCKHOLDERS

As of April 17, 2018, there were approximately 1,000 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

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

RECENT SALES OF UNREGISTERED SECURITIES

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Price per share	Consideration	Footnotes
Common Stock Issuances
Sale of Common Shares for Cash
For the Three Months Ended December 31, 2017	Restricted Common Stock	Private Purchasers	6,250,000	$0.010	$62,500	1

Issuance of Common Shares for Amounts Owed
For the Three Months Ended December 31, 2017	Restricted Common Stock	Private Investor	600,000	$0.010	$6,000	2

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

(2) This subscription by a private investor was part of a private offering of securities. The purchase price was $0.01 per share, which represented a total value of $6,000, and all of which was paid for in exchange for the amounts owed to the private investor by the Company.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of equity securities by the Company itself, or any affiliated purchaser during the fourth quarter of the fiscal year ended December 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 7.	Management’s Discussion and Analysis oF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read together with our consolidated financial statements for the year ended December 31, 2017 and the Notes to the Consolidated Financial Statements.

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

DESCRIPTION OF BUSINESS

Findex.com, Inc. is headquartered in Lake Park, Florida with its base of business operations co-located in the same facility. The Company is currently comprised of EcoSmart and a consolidated variable interest entity, Advanced Cement Sciences, LLC (formerly Advanced Nanofibers, LLC). EcoSmart has historically been the driver of both operating overhead and revenue. EcoSmart was acquired by us in a merger in 2014 and centers around a proprietary line of specialty materials coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. Advanced Cement Sciences, LLC (“ACS”) is a variable interest entity. During the fourth quarter of 2016 management determined the Company was the primary beneficiary of ACS, and has since been consolidating those operations in accordance with U.S. GAAP for purposes of our financial reporting. The Company currently owns a minority 31.06% interest in ACS, which is a Florida-based, engineered cement technology and products firm founded in mid-2016 and currently focused on globally marketing a line of proprietary admixtures to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco. Despite our lack of corporate control over ACS, and its lack of revenue to date, it is a venture that our management has been and continues to be very actively involved in developing, and that is increasingly consuming a greater percentage of our financial and human resources, a trend management expects to continue into the foreseeable future.

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

ADVANCED CEMENT SCIENCES (VARIABLE INTEREST ENTITY)

Advanced Cement Sciences LLC (“ACS”) is a variable interest entity of which the Company owned a minority 31.06% interest at December 31, 2017. During the fourth quarter of 2016 management determined that the Company was the primary beneficiary based on qualitative and quantitative factors, and has since been consolidating the entity in accordance with U.S. GAAP for purposes of our financial reporting. ACS is a Florida-based, engineered cement technology and products firm founded in September 2016 and currently focused on globally marketing a line of proprietary admixtures it has acquired the rights to and further internally developed to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco. The business of ACS has undergone a gradual but fundamental transformation since the second quarter of 2017 (following the negotiated withdrawal of one of its founding members) from having as its primary focus the development and enhancement of applied nanotechnologies to materials development generally, on the one hand, to the development, manufacturing and sales of very competitively-priced, premium-performance -concrete- and stucco-enhancing admixture products that rely on certain nanotechnologies, on the other. Management believes the prospects for ACS are extraordinary based on its advanced, engineered and proprietary cement chemistry coupled with the sheer magnitude of the global markets in relation to which they offer a meaningful value proposition. Specifically, ACS views its products as having the capability to substantially improve the net economics of any business:

▪	building or making products from concrete or stucco;
▪	where there is additional economic value to be mined by using a concrete or stucco that has either:
	▪	a substantially increased per unit strength than that currently being used,
	▪	a substantially reduced per unit weight/density, or
	▪	both.

Although it is still in the earliest stage of products commercialization and revenue development, our management team and certain members of our operations personnel devote a very significant and growing percentage of their working time to the business of ACS. Our president and chief executive officer, Steven Malone, serves as a managing member of ACS with what is effectively the senior-most level of fiscal and operational responsibility for the firm.

MANAGEMENT OVERVIEW

A key focus of management during the year ended December 31, 2017 centered on the Company’s continuing initiatives to explore and build relationships with potentially key strategic business partners, investors, and potential distributors and/or resellers of our EcoSmart coatings products. To varying degrees, these relationships were pursued in order to establish, further develop, and/or expand our EcoSmart market share within our most highly targeted verticals, including heavy machinery and equipment hardware, industrial and consumer HVAC equipment systems, hardscape products and interior flooring and tiling products. Throughout the year ended December 31, 2017, management has been, as it has continued to be and expects for the foreseeable future to be, committed to securing and solidifying foundational relationships within each of these markets and intends to allocate a significant portion of Company financial and human resources accordingly.

Among other initiatives that took place during the year ended December 31, 2017, management, along with one of its partnered distributors, introduced a contractor training and certification program. This program, which is both intended and expected to enable us to continue to aggressively develop our national network of qualified contractors, provides a means for them to become officially designated by us as “EcoSmart Certified” contractors. While the primary focus of these three-day training programs is the application processes relating to our EcoSmart interior and hardscape coating products, attendees also have the opportunity, secondarily, to expand their existing line of service offerings by being trained in the application processes associated with our industrial and residential HVAC coatings as well, if they choose, and our heavy machinery and equipment coatings. Participants in the training program are afforded an opportunity to get extensive hands-on, practical experience in working with our products and to informally discuss the challenges commonly confronted.

During the year ended December 31, 2017, management explored, tested, and vetted a number of products manufactured by outside sources that the Company is evaluating for purposes of potentially “white labeling”. These potential “white label” products are viewed by management as complimentary products to our existing hardscape and interior coating products that, if taken on by us, are expected to result in recurring transactional revenue opportunities. For instance, some of these products would be utilized by our current customer base as preparatory agents to yield the maximum results achievable by our hardscape and interior coating products. Another, different set of these “white labeled” products would be developed as maintenance packages with the similar aim of complimenting and maximizing the performance attributes of our hardscape and interior coating products. A third product line manufactured by an outside source that the Company is considering for “white label” sales is one that, while consistent in terms of the types of products with which our current customer base is familiar, provides strikingly different characteristics that when coupled with our coating product line provides a vast array of specific solutions including the reduction of VOC’s (volatile organic compounds) and MVOC’s (microbial volatile organic compounds). A fourth and final product line the Company is considering for “white label”, which is manufactured by an outside source, is one that will aide in the removal (stripper) of our hardscape and interior coating products at a considerably lower price than the currently utilized stripper. This stripper would also then lend to the re-application of our hardscape and interior coating products.

Furthermore, for the year ended December 31, 2017, management focused on two new product releases that go hand-in-hand with our EcoSmart coating products with an intended release to market date within the first quarter of 2018. One of the products, as mentioned above, is a “white labeled” product that can be utilized as a maintenance package and compliments and maximizes the performance attributes associated with our hardscape and interior coating products. This product, Safety Clean, is a daily cleaner/degreaser that greatly improves surface traction; and therefore, is a great line of defense in the battle against slippery floors. Safety Clean has been certified by the National Floor Safety Institute (NFSI) as providing “high traction” on the surface it is utilized on. Management sees Safety Clean as a product that is expected to result in recurring transactional revenue from our network of distributors and resellers.

The second new product release, V-Shield, is an internally developed product that is not only to be sold to our network of distributors and/or resellers of our EcoSmart coatings products, but, in addition, it is anticipated to be sold in retail contractor supply stores within the second quarter of 2018. V-Shield is a silicon-ceramic treatment designed to provide maximum protection to vinyl composition tile floors (“VCT”) against staining, microbial growth, and fading due to traffic and UV exposure. It restores the surfaces to near original color and gloss. V-Shield, unlike traditional VCT cleaning and maintenance wax-based products, is a single application ceramic coating that can last up to three years with minimal maintenance when coupled with our Safety Clean product. Resilient flooring, such as VCT flooring, is of the most widely used flooring products throughout the US and can be easily recognized in facilities such as hospitals, doctor’s offices, large grocery store chains, public buildings, schools, etc. V-Shield not only saves time during the application, it also reduces the cost associated with the maintenance of VCT floors which in high-traffic areas can require stripping of wax and reapplication of wax approximately every 3-4 months.

Although there can be no assurance, the combination of the contractor training program, the Safety Clean and V-Shield product releases and the addition of one or more “white labeled” products are believed to likely increase our customer base as well as our revenues in the hardscape and interior tile and floor vertical markets.

In addition, following its obtaining of what is currently a minority 31.06% equity interest in ACS in September of 2016, the Company began allocating increasing amounts of its financial and human resources to the development of that business. The resource allocations throughout the year ended December 31, 2017 in this regard centered primarily around technology development and testing, manufacturing, and related systems. Increasingly, allocations have broadened in scope to include strategic marketing and sales initiatives. Several accomplishments have been achieved through the allocation of the financial and human resources which include:

▪	an advanced product delivery system branded as “AdPacks”, which is an unparalleled system in the industry that dramatically simplifies the process associated with mixing and preparing end-product, effectively rendering it mistake-proof. ACS’s “AdPacks,” named for their novel combining of the concrete industry admixture concept with that of a pre-mixed, ready-to-go package, contain a dense, viscous cake-mix style assortment of pre-measured and combined contents constituting a base product which, when combined on a production line or job site with cement, water and most commonly used concrete or stucco aggregates in accordance with provided instructions and supplemental videos, results in an end-product with notably superior characteristics for its particular purposes;

▪	an Ultra-Lightweight Design Formula AdPack which can be utilized by producers of concrete interior and exterior “manufactured stone” panels and veneers, architectural trim and decorative pieces (Product: ACS Ultra-Lightweight Design Formula AdPack);

▪	an Ultra-Lightweight Concrete Block Formula AdPack which can used by developers, contractors and builders (Product: ACS Ultra-Lightweight Block Formula AdPack); and

▪	an Ultra-High-Performance Stucco Formula AdPack which can be utilized by developers, contractors and builders who rely on ready-mix or mix-on-site concrete and stucco for pour-in-place and tilt-up construction projects they develop, manage, and build (Product: Ultra-High-Performance Stucco Formula AdPack).

Given the realities of new product introductions generally, and the need in the case of ACS products to not only evidence product compliance with existing building codes and related industrial standards, but also demonstrate product workability and efficacy through showcase projects, positive customer experiences, and industry expert references and endorsements, ACS is yet to achieve any meaningful degree of sales traction for either of these product lines and, to date, sales have been very limited and deliberately targeted towards customers that view their use of the product as part of a series of final-stage, semi-pilot projects. In the meantime, steady efforts have been underway towards enabling ACS’s ability to systematically provide evidence of product compliance with existing building codes and related industrial standards within identified markets, as well as to readily demonstrate product workability and efficacy through showcase projects, positive customer experiences, and industry expert references and endorsements within such markets.

Finally, during the year ended December 31, 2017, and across the board, management remained focused on three primary areas identified as keys to the near-term viability, growth and prosperity of the Company. One area is revenue generation, as effected through the formalization of various distribution and licensing relationships that the Company has been pursuing over time, the two new product releases as well as the “white labeling” of third-party manufactured products. A second area is the maximization of cash flow and return on existing assets, as effected through the refinement of internal production operations and throughput efficiencies. A third area is corporate finance, and specifically the raising of capital necessary to bridge shortfalls in available cash, for both operational and capital investment purposes, through to the point, if at all, at which working capital and cash reserve levels are sufficient to be self-sustaining.

At this time, near-term liquidity poses a continuous challenge to us and is expected to continue to do so for the foreseeable future. Moreover, the need to find ways to stretch our very limited economic resources places ongoing strains on our very limited human resources.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

Statements of Operations for Years Ended December 31,	2017	2016	Change
Net revenues	$380,553	$319,676	$60,877
Cost of sales	(97,038)	(95,043)	(1,995)
Gross profit	283,515	224,633	58,882
Sales, marketing and general and administrative expenses	(1,228,423)	(868,189)	(360,234)
Research and development	(343,020)	(229,691)	(113,329)
Total operating expenses	(1,571,443)	(1,097,880)	(473,563)
Loss from operations	(1,287,928)	(873,247)	(414,681)
Other expenses, net	(195,089)	(138,967)	(56,122)
Loss on conversion of note payable	—	(13,593)	13,593
Loss before income taxes	(1,483,017)	(1,025,807)	(457,210)
Income tax (provision)	—	—	—
Net loss from operations	$(1,483,017)	$(1,025,807)	$(457,210)
Loss attributable to non-controlling interest	215,618	39,628	175,990
Net loss attributable to Findex.com, Inc.	$(1,267,399)	$(986,179)	$(281,220)

The differing results of operations year-over-year are primarily attributable to the following for the year ended December 31, 2017:

▪	an increase in net revenues resulting from increasing sales of our products in each of our hardscape applications, interior flooring and tile applications, and our industrial and consumer HVAC equipment systems;
▪	an increase in our general and administrative costs resulting from an increase in total personnel costs stemming from the enlarging of our staff coupled with our increased reliance on the use of outside contractors, in each case based on operational growth for both EcoSmart and ACS;
▪	an increase in research and development as we have increased the use of outside contractors, facility space, our staff and certain of our staff’s time based on anticipated growth and development related to ACS; and
▪	an increase in interest expense due to an increase in total outstanding indebtedness resulting from our having issued a number of medium-term notes during the years ended December 31, 2017 and 2016 as part of our capital-raising initiatives.

Although there can be no assurance, in future periods, we anticipate an increase in overall Company revenues as well as an increase in overall sales, marketing and general and administrative expenses due to our anticipated growth and expansion in certain vertical markets.

Revenues

					Change
Revenues from Operations for Years Ended December 31,	2017	% to Sales	2016	% to Sales	$	%
Revenues	$212,185	55%	$252,697	79%	$(40,512)	16%
Revenues related parties	172,168	45%	66,979	21%	105,189	157%
Gross Revenues	384,353	100%	319,676	100%	64,677	20%
Less estimated sales returns and allowances	(3,800)	1%	—	0%	(3,800)	0%
Net revenues	$380,553	99%	$319,676	100%	$60,877	19%

The differing results of our net revenues are primarily attributable to the following for the year ended December 31, 2017:

▪	an increase in net revenues resulting from increasing sales of our products in our hardscape application vertical, a substantial increase in net revenues to related parties resulting from increasing sales of our commercial HVAC products to one particular related party, coupled with increasing sales of our interior products to another related party, and
▪	an increase in sales returns and allowances attributable to the anticipated need in the near future for establishing a reserve for potential new product releases.

For the year ended December 31, 2017, one shareholder/related party accounted for approximately 18% of our revenues, a second shareholder/related party accounted for 17% of our revenues and, as a group, the sales to shareholders/related parties accounted for approximately 45% of our revenues. Although there can be no assurance, we anticipate an increase in overall Company revenues in future periods as we continue to pursue a variety of vertical markets that management has been targeting over the past year as near-term opportunities for revenue growth as well as the introduction of new products.

Cost of Sales

					Change
Cost of Sales for Years Ended December 31,	2017	% of Sales	2016	% of Sales	$
Direct costs	$78,473	21%	$65,605	21%	$12,868
Royalties	(4,596)	1%	11,598	4%	(16,194)
Freight-out	23,161	6%	17,840	6%	5,321
Cost of sales	$97,038	26%	$95,043	31%	$1,995

Cost of sales consists primarily of direct costs, royalties accrued to providers of intellectual property, and the costs associated with reproducing, packaging, and shipping our products. The overall decrease in cost of sales as a percentage of net revenues for the year ended December 31, 2017 is attributable to a decrease of accrued royalty obligations due to a corresponding decrease in sales of products carrying a relatively high royalty obligation as well as a correction to previously accrued royalties that should not have been accrued due to a contractual oversight. The overall increase in the cost of sales for the year ended December 31, 2017 in real dollar terms is due to the increase in sales.

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

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Operations for Years Ended December 31,	2017	% of Sales	2016	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$1,903	1%	$8,301	3%	$(6,398)	77%
Sales commissions	19,606	5%	16,493	5%	3,113	19%
Total sales and marketing	21,509	6%	24,794	8%	(3,285)	13%
Personnel costs	752,595	198%	459,884	144%	292,711	64%
Research and development	343,020	90%	229,691	72%	113,329	49%
Professional fees	190,308	50%	129,849	41%	60,459	47%
Travel and entertainment costs	68,248	18%	44,320	14%	23,928	54%
Rent	50,467	13%	81,865	26%	(31,398)	38%
Other general and administrative costs	145,296	38%	127,477	40%	17,819	14%
Total general and administrative	1,549,934	407%	1,073,086	336%	476,848	44%
Total sales, marketing, general and administrative	$1,571,443	413%	$1,097,880	343%	$473,563	43%

Our research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs, such as those associated with facilities leasing and related overhead. For labor costs and costs of outside consultants, we record the research and development costs as a reduction against either personnel costs or contract services. For facilities leasing related expenses, we record the research and development costs as a reduction against rent. For the year ended December 31, 2017, we reclassified to research and development approximately $175,000 from total personnel costs and approximately $35,000 from rent. Comparatively, for the year ended December 31, 2016, we reclassified to research and development approximately $165,000 from total personnel costs and approximately $25,000 from rent.

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the year ended December 31, 2017:

▪	an overall decrease in advertising and direct marketing resulting from our having attended and sponsored a booth at an industry trade show during the year ended December 31, 2016, and this despite an increase in sales commissions attributable to the increase in our sales team during the year ended December 31, 2017;
▪	an overall increase in total personnel costs, after adjustments of reclassified wages for research and development, stemming from a required increase in our staff and use of outside contractors based on operational growth in relation to both EcoSmart and ACS;
▪	an increase in research and development for the year ended December 31, 2017 attributable to an increase in the use of our facility space, outside contractors, our staff and certain of our staff’s time based on anticipated growth and development related to our interest in ACS;
▪	an increase in professional services resulting mainly from an increase in independent business development contracting services;
▪	an increase in travel and entertainment expenses due to (i) our having expanded our marketing, customer service and sales team, and (ii) initiatives surrounding the continued development of ACS; and
▪	a decrease in rent for the year ended December 31, 2017 due to (i) our having relocated the Company’s research and development lab from Daytona Beach, Florida to our corporate office in Lake Park, Florida, and (ii) adjustments of reclassified rent for research and development due to the increase in space utilized and dedicated specifically to ACS’s research and development operations.

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

Provision for Income Taxes

For the years ended December 31, 2017 and 2016, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” accounting criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine at some point that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

As of December 31, 2017, we had accumulated net operating loss carryforwards, for federal income tax purposes, of approximately $17,644,000. These carryforwards are the result of income tax losses generated as follows:

Generated	Loss	Expiration
2001	$5,123,000	2021
2002	$235,000	2022
2005	$956,000	2025
2006	$584,000	2026
2008	$694,000	2028
2009	$366,000	2029
2010	$292,000	2030
2012	$353,000	2032
2013	$178,000	2033
2014	$825,000	2034
2015	$761,000	2035
2016	$2,829,000	2036
2017	$4,448,000	2037

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

See Note 10, Income Taxes, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2017 for further information regarding the components of our income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes raw materials procurement, production personnel, service applications personnel, the ongoing internal development of new products and expansion and upgrade of existing products, marketing and sales, and executive salaries and insurance benefit obligations. Cash generated through our current operations may not prove sufficient to sustain such operations, and our pursuit of an aggressive growth plan, as currently exists, will likely require funding from outside sources. Funding from outside sources may include but is not limited to the pursuit of other financing options such as commercial loans or public or private sales of securities, including common stock, preferred stock and/or convertible notes or debentures. The Company’s cash on hand as of December 31, 2017 was insufficient to support our operations for the next twelve months.

Working Capital	2017	2016
Current assets	$50,721	$162,131
Current liabilities	$3,593,285	$2,916,832
Accumulated deficit	$7,706,052	$6,438,653

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no assurance of it remaining manageable.

Cash Flows for Years Ended December 31,	2017		2016	Change	%
Cash flows used in operating activities		$(728,856)	$(644,114)	$(84,742)	13%
Cash flows used in investing activities	$	---	$(14,084)	$14,084	100%
Cash flows provided by financing activities		$624,000	$761,070	$(137,070)	18%

Net cash used in operating activities for the years ended December 31, 2017 and 2016 consisted mainly of payments for personnel, inventory purchases, vendor payments and other operating expenses.

Net cash used in investing activities for year ended December 31, 2016 was for the build-out of our new research lab within our corporate headquarters located in the Lake Park, Florida. This new facility replaced the research lab located in Daytona Beach, Florida as of July 2016.

For the year ended December 31, 2017, cash provided by financing activities was mainly the result of proceeds from the sale of common stock as well as the sale of an equity interest in ACS. As an offset to the cash provided for the year ended December 31, 2017, we also made certain payments towards retirement of various notes payable. Comparatively, cash provided by financing activities for the year ended December 31, 2016 was primarily the result of proceeds from the sale and issuances of convertible debt and common stock. As an offset to the cash provided for the year ended December 31, 2016, we also made payments on notes payable.

Financing

Given practical considerations, we believe that our ability to meaningfully pursue our business plan in the immediate term will depend on the availability of working capital, the precise amount of which is uncertain as the date of this annual filing on Form 10-K given certain variables surrounding our ability to generate funds internally, including through both sales of product and/or territorial product distributorships, on the EcoSmart side of our business, and through distributions, on the ACS side. To the extent that it becomes necessary to access funds through a public or private sales of securities, as we have been doing and expect to continue to have to do for the foreseeable future, this is likely to be pursued through one or more offerings involving common stock, preferred stock and/or convertible notes or debentures. In connection with any such financings, it may become necessary given market conditions and the unavailability of alternative options for us to issue additional shares of our common stock or securities exchangeable for shares of our common stock, including but not limited to convertible preferred stock or convertible notes or debentures containing so-called “floorless convertible” provisions that can be, and often are, extremely dilutive to existing stockholders upon conversion. Any such issuances, as well as any related issuances of common stock or other purchase warrants, would likely have the effect of depressing the market price of our common stock and diluting the interests of our common stockholders, potentially very significantly.

No attempt has been made for many years to secure any bank or other secured financing due to management’s practical conclusion that it would be an unproductive allocation of human resources given our historic revenue and cash flow levels, internal financial ratios, and negative working capital position. We do not expect any change in this status for the foreseeable future.

Contractual Liabilities

We occupy an office building for our corporate headquarters located at 1313 South Killian Drive, Lake Park, Florida 33403. The lease for the 8,560 square feet ends on December 31, 2019 with an option to renew for one successive term of five years at the then current occupancy rates with 1313 Group LLC. Our monthly rent, including related sales and use taxes, is $7,319, and we are responsible for all utilities, repairs and maintenance.

We also leased a research facility located at 223 Fentress Boulevard, Daytona Beach, Florida 32114 as of October 2014. In February 2015, we entered into a month-to-month lease agreement with an expiration date of December 31, 2016 for this 3,200 square foot facility. Monthly rent, including related sales and use taxes, was $2,929. In accordance with the terms of this leasehold agreement, we were responsible for all utilities, repairs and maintenance. In June 2016, we provided notice that we were terminating this lease agreement effective July 31, 2016. There were no termination fees incurred due to the lease having been a month-to-month tenancy. As of December 31, 2017, we had accrued $7,891 for past rent owed less a deposit of $2,500 (total $5,391). We have since relocated all property and equipment as well as all personnel previously occupying this facility to our corporate headquarters located in Lake Park, Florida.

Rent expense for the years ended December 31, 2017 and 2016 for both facilities, before adjustments of reclassified facilities cost for research and development, totaled $86,554 and $107,055, respectively.

At December 31, 2017, the future minimum rental payments required under these arrangements total approximately $176,976. See Note 12, Commitment and Contingencies, in the Notes to the Consolidated Statements for the year ended December 31, 2017 for more detailed information.

Discontinued Operations

As of December 31, 2017 and 2016, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011.

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

The Potential Impact of Known Facts, Commitments, Events and Uncertainties on Future Operating Results or Future Liquidity Requirements

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2017 for information regarding the potential effects of new accounting pronouncements on our results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

D. Brooks and Associates CPA’s, P.A.

     Certified Public Accountants - Valuation Analyst - Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Findex.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Findex.com, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

D. Brooks and Associates CPA’s, P.A.

We have served as the Company’s auditor since 2014.

Palm Beach Gardens, Florida

April 16, 2018

_______________________________________________________________

D. Brooks and Associates CPA’s, P.A. 4440 PGA Boulevard Suite 104, Palm Beach Gardens, FL 33410 – (561) 429-6225

_______________________________________________________________________________

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2017	As of December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$3,179	$108,035
Accounts receivable, net	19,197	21,730
Inventories, net	18,657	25,276
Other current assets	9,688	7,090
Total current assets	50,721	162,131
Property and Equipment, net	12,557	25,677
Intangible Assets, net	261,849	309,361
Total assets	$325,127	$497,169

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$406,683	$205,964
Accounts payable, related parties	41,941	38,314
Accrued royalties	69,131	73,727
Accrued payroll	89,769	81,224
Notes payable	328,783	336,283
Notes payable, convertible	25,000	25,000
Notes payable, related parties	27,000	—
Notes payable, related parties, convertible	2,059,425	1,824,633
Other current liabilities	431,185	217,319
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	3,593,285	2,916,832
Commitments and Contingencies (Note 12)
Stockholders’ Deficit:
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- shares issued and outstanding	—	—
Common stock, $.001 par value
900,000,000 shares authorized,
525,951,417 and 489,537,017 shares issued and outstanding, respectively	525,951	489,537
Additional paid-in capital	4,167,189	3,569,081
Accumulated deficit	(7,706,052)	(6,438,653)
Total Findex.com, Inc. stockholders’ deficit	(3,012,912)	(2,380,035)
Consolidated investee, non-controlling interest	(255,246)	(39,628)
Total stockholders’ deficit	(3,268,158)	(2,419,663)
Total liabilities and stockholders’ deficit	$325,127	$497,169

See accompanying notes to consolidated financial statements.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017		Year Ended December 31, 2016

Revenues, net		$208,385		$252,697
Revenues related parties, net		172,168		66,979
Total revenues		380,553		319,676
Cost of sales		97,038		95,043
Gross profit		283,515		224,633
Other operating expenses:
Sales and marketing expenses		21,509		24,794
Professional fees		190,308		129,849
Personnel costs (net of research and development direct labor costs)		752,595		459,884
Research and development		343,020		229,691
Rent		50,467		81,865
Other general and administrative expenses		213,544		171,797
Total operating expenses		1,571,443		1,097,880
Loss from operations		(1,287,928)		(873,247)
Interest expense		(195,089)		(138,967)
Loss on conversion of note payable		—		(13,593)
Net loss before income taxes		(1,483,017)		(1,025,807)
Income tax provision		—		—
Net loss		(1,483,017)		(1,025,807)
Net loss attributable to non-controlling interest		215,618		39,628
Net loss attributable to Findex.com, Inc.		$(1,267,399)		$(986,179)
Basic & diluted net loss per share	$	---	$	---

Basic & diluted weighted average common shares outstanding		510,574,551		480,229,211

See accompanying notes to consolidated financial statements.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest in Variable Interest Entity		Total
	Shares	Amount

Balance as of December 31, 2015	476,783,564	$476,784	$3,244,303	$(5,452,474)	$	---	$(1,731,387)
Sale of Common Shares for Cash - Private Investors	8,500,000	8,500	62,500	—		—	71,000
Issuance of Common Shares for Services	1,639,490	1,639	6,873	—		—	8,512
Issuance of Common Shares for Converted Notes Payable	2,613,963	2,614	7,842	—		—	10,456
Loss on Conversion of Notes Payable	—	—	13,593	—		—	13,593
Discount on Issuance of Convertible Notes Payable	—	—	9,900	—		—	9,900
Forgiveness of Notes Payable to Related Party	—	—	221,050	—		—	221,050
Sale of Interest in Variable Interest Equity	—	—	3,020	—		—	3,020
Net loss, year ended December 31, 2016	—	—	—	(986,179)		(39,628)	(1,025,807)
Balance as of December 31, 2016	489,537,017	489,537	3,569,081	(6,438,653)		(39,628)	(2,419,663)
Sale of Common Shares for Cash - Private Investors	34,550,000	34,550	310,950	—		—	345,500
Issuance of Common Shares for Services	1,264,400	1,264	22,758	—		—	24,022
Issuance of Common Shares for Accounts Payable	600,000	600	5,400	—		—	6,000
Sale of Interest in Variable Interest Equity	—	—	259,000	—		—	259,000
Net loss, year ended December 31, 2017	—	—	—	(1,267,399)		(215,618)	(1,483,017)
Balance as of December 31, 2017	525,951,417	$525,951	$4,167,189	$(7,706,052)		$(255,246)	$3,268,158

See accompanying notes to consolidated financial statements.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017		Year Ended December 31, 2016

Cash flows from operating activities:
Net Loss		$(1,483,017)		$(1,025,807)
Adjustments to reconcile net loss to cash used in operations:
Depreciation		13,120		18,401
Amortization		47,512		47,513
Amortization of debt discount		—		9,900
Stock issued for services		24,024		8,512
Loss on conversion of notes payable		—		13,593
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable		2,533		(19,829)
Decrease (increase) in inventory		6,619		(5,479)
Increase in other current assets		(2,598)		(2,252)
Increase in accounts payable and accrued expenses		662,951		311,334
Net cash used in operating activities		(728,856)		(644,114)
Cash flows from investing activities:
Purchase of property and equipment		—		(14,084)
Net cash used in investing activities		—		(14,084)
Cash flows from financing activities:
Proceeds from sale of common stock		345,500		71,000
Proceeds from issuance of convertible notes payable		—		10,000
Proceeds from issuance of notes payable, related parties		27,000		—
Proceeds from issuance of convertible notes payable, related parties		—		735,000
Proceeds from sale of interest in variable interest entity		259,000		3,020
Payments made on notes payable		(7,500)		(57,950)
Net cash provided by financing activities		624,000		761,070
Net (decrease) increase in cash and cash equivalents		(104,856)		102,872
Cash and cash equivalents, beginning of period		108,035		5,163
Cash and cash equivalents, end of period		$3,179		$108,035

Supplemental cash flow information:
Interest paid	$	---		$1,515
Cash paid for income taxes	$	---	$	---

Schedule of Non-Cash Investing and Financing Activities:
Issuance of notes payable for accrued directors fees		$38,000		$76,000
Issuance of notes payable for accrued base salary		$115,542		$483,933
Issuance of notes payable for accounts payable, related parties		$81,250		$94,700
Issuance of common stock as consideration for note payable	$	---		$10,456
Forgiveness of notes payable to related party	$	---		$221,050

See accompanying notes to consolidated financial statements.

Findex.com, Inc.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Findex.com, Inc. (“Findex”) was incorporated under the laws of the State of Nevada on November 7, 1997, and is headquartered in Lake Park, Florida with its base of business operations co-located in the same facility. The Company is currently comprised of EcoSmart and a consolidated variable interest entity, Advanced Cement Sciences, LLC (formerly Advanced Nanofibers, LLC). EcoSmart has historically been the driver of both operating overhead and revenue. EcoSmart was acquired by the Company in a merger in 2014 and centers around a proprietary line of specialty materials coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. Advanced Cement Sciences LLC (“ACS”) is a variable interest entity of which the Company owned a minority 31.06% interest at December 31, 2017 and, for accounting purposes under Financial Accounting Standards Board (FASB) guidelines, is considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. ACS is a Florida-based, engineered cement technology and products firm founded in mid-2016 and currently focused on globally marketing a line of proprietary admixtures to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco. Despite the Company’s lack of corporate control over ACS, and ACS’s lack of revenue to date, it is a venture that the Company’s management has been and continues to be very actively involved in developing, and that is increasingly consuming a greater percentage of the Company’s financial and human resources, a trend management expects to continue into the foreseeable future.

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

ADVANCED CEMENT SCIENCES (VARIABLE INTEREST ENTITY)

Advanced Cement Sciences LLC (“ACS”) is a variable interest entity of which the Company owned a minority 31.06% interest at December 31, 2017 and, for accounting purposes under FASB guidelines, is considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. ACS is a Florida-based, engineered cement technology and products firm founded in September 2016 and currently focused on globally marketing a line of proprietary admixtures it has acquired the rights to and further internally developed to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco. The business of ACS has undergone a gradual but fundamental transformation since the second quarter of 2017 (following the negotiated withdrawal of one of its founding members) from having as its primary focus the development and enhancement of applied nanotechnologies to materials development generally, on the one hand, to the development, manufacturing and sales of very competitively-priced, premium-performance -concrete- and stucco-enhancing admixture products that rely on certain nanotechnologies, on the other. Company management believes the prospects for ACS are extraordinary based on its advanced, engineered and proprietary cement chemistry coupled with the sheer magnitude of the global markets in relation to which they offer a meaningful value proposition. Specifically, ACS views its products as having the capability to substantially improve the net economics of any business:

▪	building or making products from concrete or stucco;
▪	where there is additional economic value to be mined by using a concrete or stucco that has either:
	▪	a substantially increased per unit strength than that currently being used,
	▪	a substantially reduced per unit weight/density, or
	▪	both.

At December 31, 2017, ACS was owned and controlled approximately 93% by its remaining two founding members, the Company and Nanotech Fibers, LLC, each of which have been actively involved in its development to date. Although it is still in the earliest stage of products commercialization and revenue development, the Company’s management team and certain members of the Company’s operations personnel devote a very significant and growing percentage of their working time to the business of ACS. The Company’s president and chief executive officer, Steven Malone, serves as a managing member of ACS with what is effectively the senior-most level of fiscal and operational responsibility for the firm.

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in US dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries (Reagan Holdings, Inc., Findex.com, Inc. Delaware, and ESCT Acquisition Corp.), and the accounts of ACS, a Florida limited liability company and variable interest entity, of which the Company has been deemed the primary beneficiary. As of December 31, 2017, the Company owns a non-controlling, minority interest of 31.06% in ACS. All inter-company balances and transactions have been eliminated in consolidation.

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

INTANGIBLE ASSETS OTHER THAN GOODWILL

The Company’s intangible assets consist of patents and patents pending acquired from third parties, and are recorded at cost. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350-30, General Intangibles Other Than Goodwill, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives, generally three to ten years. All intangible assets are tested for impairment annually during the fourth quarter. For the years ended December 31, 2017 and 2016, the Company did not recognize any impairment expense related to intangible assets. See Note 6.

GOODWILL AND CERTAIN OTHER LONG-LIVED ASSETS

As required by ASC 350, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment during the fourth quarter of its fiscal year. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon occurrence of certain events. The Company has one reporting unit. The annual goodwill impairment test is a two-step process. First, the Company determines if the carrying value of its reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company then determines that goodwill may be impaired, it compares the implied fair value of the goodwill to its carry amount to determine if there is an impairment loss. For the years ended December 31, 2017 and 2016, the Company did not recognize any goodwill impairment expense.

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

RESEARCH AND DEVELOPMENT

The Company’s research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, the Company records the research and development costs as a reduction against either personnel costs or professional fees. For facilities leasing related expenses, the Company records the research and development costs as a reduction against rent. For the years ended December 31, 2017 and 2016, the Company recognized $343,020 and $229,691, respectively, in research and development costs.

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

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company classifies interest and penalties as a component of interest and other expenses. To date, the Company has not been assessed, nor has the Company paid, any interest or penalties. See Note 10.

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

The calculations of net loss per share for the year ended December 31, 2017 and 2016 excluded the impact of the following potential common shares as their inclusion would be anti-dilutive.

For the Year Ended December 31	2017	2016
Shares Issuable Upon Conversion of Outstanding Convertible Note Payables	256,688,510	232,291,379
Total weighted average anti-dilutive potential common shares	256,688,510	232,291,379

DISCONTINUED OPERATIONS

On May 5, 2011, Findex entered into a Software Product Line Purchase Agreement with WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from Findex all of the assets associated with the QuickVerse® product line which centered around Findex’s industry-leading Bible-study software program. The specific assets conveyed include, among others, the underlying software source code, registered trade names, and existing product inventories. As a result, the Company has classified any associated liabilities as well as all expenses directly related to the QuickVerse® product line as discontinued operations for the years ended December 31, 2017 and 2016. See Note 16.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Updated (“ASU”) ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. This standard will be effective for the calendar year ending December 31, 2018. The Company has reviewed the impact of the adoption of the new standard and has determined the impact for the new revenue standard to be immaterial to our revenue and net income on an ongoing basis.

In February 2016, the FASB issued ASU 2017-02, Leases. The standard requires all leases with lease terms over 12 months to be capitalized as a right-of-use asset and lease liability on the balance sheet at the date of lease commencement. Leases will be classified as either finance or operating. This distinction will be relevant for the pattern of expense recognition in the income statement. This standard will be effective for the calendar year ending December 31, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. The standard addresses eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and cash payments are presented on the Statements of Cash Flows. ASU 2016-15 is effective for the calendar year ending December 31, 2018. The amendments require a retrospective approach to adoption and early adoption is permitted, including in an interim period. The Company does not believe it will have a material impact.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment. The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for the calendar year ending December 31, 2020. The amendments require a prospective approach to adoption and early adoption is permitted for interim or annual goodwill impairment tests. The Company is currently evaluating the impact of this standard.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. However, as of December 31, 2017, the Company had negative working capital of $3,542,564 and had an accumulated deficit of $7,706,052. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken several actions in an attempt to mitigate this risk. These actions include capital raising initiatives involving the issuance of equity and/or notes payable to investors, as well as cash conservation initiatives involving the issuance of equity and/or notes payable to employees and related parties. The accompanying consolidated financial statements do not include any adjustments related to these uncertainties.

NOTE 3 – CONSOLIDATED VARIABLE INTEREST ENTITY

The Financial Accounting Standards Board (FASB) authoritative guidance on consolidation requires the “primary beneficiary” of a variable interest entity (a “VIE”) to consolidate that entity. The “primary beneficiary” of a VIE, for this purpose, is a company that has a controlling financial interest in the VIE without any corresponding voting rights control. A controlling financial interest in this regard exists when a company is determined to have both the power to direct the activities that most significantly impact a VIE’s economic performance, on the one hand, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE, on the other. The Company is one member, among others, of a Florida based, engineered cement technology and products firm, ACS. This firm was formed by the participants for the purpose of focusing on globally marketing a line of proprietary admixtures it has acquired the rights to and further internally developed to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco. Having been involved in the formation of ACS in September 2016, the Company determined during the fourth quarter of 2016 that it was the primary beneficiary of ACS, among the equity participants, based on qualitative and quantitative criteria. Among other factors, and more specifically, it was determined that the equity investors in ACS do not, and are not obligated to, provide sufficient financial resources for the entity to support itself in terms of day-to-day research and development activities. However, the Company has provided financial support that is disproportionate to its equity interest, and the Company’s management was involved in the organization of the entity. U.S. GAAP thereunder, requires a VIE to be consolidated by a company if and when that company holds a majority of the variable interests in the entity and is thus subject to a majority of the risk of loss from the VIE’s activities. For the years ended December 31, 2017 and 2016, the Company provided the financial resources in the amount of $225,198 and $52,750, respectively, as support for ACS’s day-to-day research and development activities which totals $277,948 since ACS’s inception. See Note 1.

The carrying value of the assets and liabilities of ACS which are consolidated as of December 31, 2017 and 2016 are as follows:

	December 31, 2017 (Unaudited)	December 31, 2016 (Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,053	$4,020
Total current assets	4,053	4,020
Total assets	$4,053	$4,020

Liabilities and Members’ Deficit
Current Liabilities:
Due to Findex.com, Inc.	$94,425	$52,750
Accounts payable	5,379	—
Total current liabilities	99,804	52,750
Stockholders’ equity:
Members' investment	263,020	4,020
Accumulated deficit	(358,771)	(52,750)
Total members’ equity	(95,751)	(48,730)
Total liabilities and members’ deficit	$4,053	$4,020

Net loss	$(306,021)	$(52,750)

For the year ended December 31, 2016, ACS had a total of four equity investors and sold such equity for a total of $4,020. The Company is one of those equity investors and invested a total of $1,000 for the year ended December 31, 2016. For the year ended December 31, 2017, ACS sold equity in the company for $200,000 in cash to a new equity member, gained $1,000 in equity back as one of the four original investors withdrew from involvement with ACS, and sold additional equity in the amount of $60,000 to a new equity member for services previously provided to ACS. The following schedule illustrates the effect of such changes and shows the changes in the Company’s ownership interest in ACS on the Company’s equity.

Findex.com, Inc.
Net Income Attributable to Findex.com, Inc. and
Transfers from the Non-Controlling Interest
Year Ended December 31,

	2017	2016
Net loss attributable to Findex.com, Inc.	$(1,267,399)	$(986,179)
Transfers from the non-controlling interest
Increase in Findex.com, Inc.'s paid-in capital for sale of interest in Variable Interest Entity	259,000	3,020
Net transfers from non-controlling interest	259,000	3,020
Change from net income attributable to Findex.com, Inc. shareholders and transfers from non-controlling interest	$(1,008,399)	$(983,159)

NOTE 4 – INVENTORIES

At December 31, 2017 and 2016, inventories consisted of the following:

	2017	2016
Raw materials	$19,342	$25,712
Finished goods	1,165	2,337
Reserve for obsolete inventory	(1,850)	(2,773)
Inventories	$18,657	$25,276

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31, 2017 and 2016, property and equipment consisted of the following:

	2017	2016
Office equipment	$3,466	$3,466
Warehouse equipment	76,339	76,339
Computer equipment	8,708	8,708
Research lab	10,334	10,334
Office fixtures	3,750	3,750
Less: accumulated depreciation	(90,040)	(76,920)
Property and equipment	$12,557	$25,677

For the year ended December 31, 2017 and 2016, the Company recorded depreciation expense of $13,120 and $18,401, respectively. For the year ended December 31, 2016, the Company invested $10,334 in building out a new research lab within our corporate headquarters located in the Lake Park, Florida. The new research lab replaced the research lab located in Daytona Beach, Florida which was relocated in July 2016. See Note 12.

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

As of December 31, 2017 and 2016, the Company’s intangible assets, net of accumulated amortization consisted of the following:

Patents and/or software licenses, net	2017	2016
Cost	$697,955	$697,955
Amortization	(436,106)	(388,594)
Net intangible assets	$261,849	$356,874

F-13

	2017	2016
Beginning balance for total intangible assets	$309,361	$356,874
Amortization	(47,514)	(47,513)
Intangible assets	$261,849	$309,361

The Surface Modification Technologies assets include a patent, a patent pending, trade secret technology, instructions, manuals and materials on certain manufacturing processes and know-how. For the years ended December 31, 2017 and 2016, the Company recorded amortization expense of $47,514 and $47,513, respectively. See Note 1.

Future amortization for the next five years for the Company’s intangible assets consist of the following:

Year	Anticipated Amortization
2018	47,513
2019	47,513
2020	47,513
2021	47,513
2022	47,513
Thereafter	24,284
Total anticipated amortization of intangible assets	$261,849

NOTE 7 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTIES

At December 31, 2017 and December 31, 2016, notes payable consisted of the following:

	December 31, 2017	December 31, 2016
Notes payable	$328,783	$336,283
Notes payable, convertible	25,000	25,000
Notes payable, related parties	27,000	—
Notes payable, related parties, convertible	2,059,425	1,824,633
Total	$2,440,208	$2,185,916

NOTES PAYABLE

Notes payable consisted of the following:

		December 31, 2017	December 31, 2016
Note payable to a former shareholder, past due as of January 2012, together with accrued interest at 5% APR and interest on overdue principal accruing at 10% APR.	(a)	$28,783	$28,783
Note payable to a shareholder, past due as of August 1, 2015, together with accrued interest at 10% APR.	(b)	300,000	300,000
Note payable to a shareholder, payable upon demand, together with imputed interest only, as applicable.	(c)	—	7,500
Total		$328,783	$336,283

As of December 31, 2017, the Company had outstanding a past due note payable (b) to a shareholder in the amount of $300,000. During the year ended December 31, 2017, the Company paid note payable (c) to a shareholder in the amount of $7,500.

At December 31, 2017, the Company was in arrears on an unsecured term note payable (a) to a former shareholder, and a separate unsecured term note payable (b) to a current shareholder.

NOTES PAYABLE, CONVERTIBLE

Notes payable, convertible consisted of the following:

		December 31, 2017	December 31, 2016
Note payable to an investor due as of January 20, 2018, together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(a)	$25,000	$25,000
Total		$25,000	$25,000

NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following:

		December 31, 2017	December 31, 2016
Note payable to the Company’s general counsel (also a shareholder), due November 10, 2017.	(a)	$7,000	$—
Note payable to an independent contractor (also a shareholder), which note payable is due December 3, 2017.	(b)	10,000	—
Note payable to an independent contractor (also a shareholder), which note payable is due December 20, 2017.	(c)	10,000	—
Total		$27,000	$—

At December 31, 2017, the Company was in arrears on the unsecured term note payable (a) to the Company’s general counsel, also a shareholder, and on the unsecured term note payables (b) and (c) to an independent contractor, also a shareholder.

NOTES PAYABLE, RELATED PARTIES, CONVERTIBLE

Notes payable, related parties, convertible consisted of the following:

		December 31, 2017	December 31, 2016
Note payable to a company controlled by an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(a)	$60,000	$60,000
Note payable to the Company’s general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(b)	150,000	150,000
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(c)	30,000	30,000
Note payable to the Company’s general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(d)	120,000	120,000
Note payable to the Company’s general counsel (also a shareholder), due on demand together with accrued interest at 12% APR, and convertible at $0.008 per share of common stock.	(e)	10,000	10,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due November 13, 2018 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(f)	100,000	100,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 4, 2017 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(g)	50,000	50,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 18, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(h)	100,000	100,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due May 12, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(i)	50,000	50,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due June 7, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(j)	200,000	200,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due July 28, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(k)	300,000	300,000
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(l)	55,500	55,500
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(m)	20,500	20,500
Note payable to the Company’s president and chief executive officer (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(n)	349,329	349,329
Note payable to the Company’s controller who is also a shareholder, which note is due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(o)	134,604	134,604
Note payable to the Company’s vice president of research and development (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(p)	49,000	49,000
Note payable to an independent contractor (also a shareholder), which note payable is due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(q)	25,700	25,700
Note payable in the name of a son of an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.005 per share of common stock.	(r)	20,000	20,000
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.015 per share of common stock.	(s)	28,500	—
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.015 per share of common stock.	(t)	9,500	—

Note payable to the Company’s president and chief executive officer (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.015 per share of common stock.	(u)	87,532	—
Note payable to the Company’s controller who is also a shareholder, which note is due on demand together with interest at 4.5% APR, and convertible at $0.015 per share of common stock.	(v)	28,010	—
Note payable to an independent contractor (also a shareholder), which note is due on demand together with interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(w)	81,250	—
Total		$2,059,425	$1,824,633

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

Notes (b) and (d) reflect payment obligations owed to the Company’s general counsel for legal services incurred by the Company for the years ended December 31, 2015 and 2014.

Note (e) reflects a convertible debt investment made by the Company’s general counsel to the Company.

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

Note (w) reflects amounts due to an independent contractor, who is a shareholder, for previously accrued business development services.

For the year ended December 31, 2017, the Company received proceeds from the issuance of notes payable to related parties in the amount of $27,000 and convertible notes payable to related parties in the amount of $234,792 (total $261,792). For the year ended December 31, 2016, the Company received proceeds from the issuance of convertible notes payable in the amount of $45,000 and an additional $700,000 from the issuance of convertible notes payable to related parties (total $745,000).

At December 31, 2017, the Company was in arrears on the convertible note payable (g) to a related party investor.

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

NOTE 9 – LOSS ON CONVERSION OF NOTE PAYABLE

On September 9, 2016, an investor holding a convertible note elected to convert such note, together with all then-accrued interest, totaling $10,456 into 2,613,963 shares of common stock. In connection with such election, the Company repriced the original conversion of $0.02 per share to $0.004 per share, which resulted in an accounting loss upon such conversion. The Company consequently recognized a loss of $13,593 and included it in Loss on conversion of note payable on our Consolidated Statement of Operations for the year ended December 31, 2016. See Notes 7 and 11.

NOTE 10 – INCOME TAXES

For the year ended December 31, 2017, the Company incurred a net loss of $1,483,017. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $17,644,000 at December 31, 2017, and will expire beginning in the year 2020.

The provision for taxes on income from operations for the years ended December 31, 2017 and 2016 consisted of the following:

	2017	2016
Expense (benefit) at Federal statutory rate – 34%	$(504,560)	$(345,780)
State tax effects, net of Federal taxes	(2,535)	(1,737)
Nondeductible expenses	1,898	1,777
Deferred tax asset valuation allowance	505,197	345,740
Income tax expense	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2017 and 2016:

	2017	2016
Net operating loss carry-forward	$4,448,400	$2,828,708
Valuation allowance	(4,448,400)	(2,828,708)
Net deferred tax asset	$—	$—

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

At December 31, 2017, the Company had available net operating loss carry-forwards of approximately $17,644,000 for federal income tax purposes that have a range of expiration dates beginning in the year of 2020 and extending through the year of 2037. The federal carryforwards resulted from losses generated in 1996 through 2002, 2005, 2006, 2008, 2009, 2010, 2012, 2013, 2014, 2015, 2016 and 2017.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act decreases the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The impact of the re-measurement on the Corporation’s net deferred tax asset, as of December 31, 2017, was an approximately $580,000 decrease in deferred tax assets, with a corresponding decrease in the Company’s valuation allowance, and no impact on income tax expense. The Act also includes a number of other provisions including, among others, the elimination of net operating loss carrybacks and limitations on the use of future losses, the repeal of the Alternative Minimum Tax regime and the repeal of the domestic production activities deduction. These provisions are not expected to have a material effect on the Company.

NOTE 11 – STOCKHOLDERS’ DEFICIT

Common Stock

At December 31, 2017 and 2016, the Company’s stockholders’ equity transactions consisted of the following:

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Price per share	Consideration	Footnotes
Common Stock Issuances
Sale of Common Shares for Cash
Year ended December 31, 2017	Restricted Common Stock	Private Purchasers	34,550,000	$0.010	$345,500	1

Issuance of Common Shares for Amounts Owed
Year ended December 31, 2017	Restricted Common Stock	Private Investor	600,000	$0.010	$6,000	2

Issued of Common Shares for Compensation to Contractor
Year ended December 31, 2017	Restricted Common Stock	Independent Consultant	1,264,400	Varied (3)	$24,024	3

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

(1) These subscriptions by individual investors were part of a private offering of securities. The purchase price was $0.01 per share, and the aggregate proceeds amounted to $345,500, all of which was paid in cash.

(2) This subscription by a private investor was part of a private offering of securities. The purchase price was $0.01 per share, which represented a total value of $6,000, and all of which was paid for in exchange for the amounts owed to the private investor by the Company.

(3) This subscription by an individual investor was part of a private offering of securities. The purchase price, which represented a total value of $24,024, and all of which was paid for in the form of business development services previously performed for the benefit of the Company, was established for purposes of valuation on the basis of the closing price of the Company common stock on those days during which such services were performed.

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Price per share	Consideration	Footnotes
Common Stock Issuances
Sale of Common Shares for Cash
Year ended December 31, 2016	Restricted Common Stock	Private Purchasers	5,000,000	$0.010	$50,000	1
Year ended December 31, 2016	Restricted Common Stock	Private Purchaser	3,500,000	$0.006	$21,000	2

Issuance of Common Shares for Converted Note Payable
Year ended December 31, 2016	Restricted Common Stock	Private Investor	2,613,963	$0.004	$10,456	3

Issued of Common Shares for Compensation to Contractor
Year ended December 31, 2016	Restricted Common Stock	Independent Consultant	1,639,490	Varied (4)	$8,512	4

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

(3) Issued upon election by an investor to convert an outstanding note to equity at a price equal to $0.004 per share. Inclusive of accrued interest, the note totaled $10,456 as of the date of conversion. See Note 7.

(4) This subscription by an individual investor was part of a private offering of securities. The purchase price, which represented a total value of $8,512, and all of which was paid for in the form of business development services previously performed for the benefit of the Company, was established for purposes of valuation on the basis of the closing price of the Company common stock on those days during which such services were performed.

COMMON STOCK WARRANTS

The Company did not issue warrants for the years ended December 31, 2017 and 2016 and no warrants were exercised. Fourteen warrants, exercisable in the aggregate for a total of 4,250,000 shares of common stock, expired prior to exercise during the year ended December 31, 2016. As of December 31, 2017, there were no warrants outstanding.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the amount of potential liability the Company is likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect the Company’s financial condition.

In July, 2014, the Company entered into an employment agreement with the Company’s president and chief executive officer. The agreement provides for a base annual salary of $162,500, a term of three (3) years, and contains a provision for an incentive-based cash bonus equal to one and one half percent (1.5%) of free cash flow (as calculated pursuant to a stated formula) up to a maximum of $500,000 for any single fiscal year. As of December 31, 2017, and 2016 no amounts for bonuses had been earned or accrued under this provision. In addition to the bonus provision and the annual base salary, the employment agreement provides for payment of previously accrued base salary in the amount of $55,505 and vested deferred vacation compensation in the amount of $12,501 as of December 31, 2017 and are included in accrued payroll. The agreement further provides for severance compensation equal to the then base salary until the expiration of the term of the agreement. There is no severance compensation in the event of voluntary termination or termination for cause. In May 2017, the Company’s board of director’s, including the compensation committee thereof, reviewed the employment agreement for Mr. Malone and extended the term thereof, otherwise due to expire on July 23, 2017, through July 23, 2020.

In March, 2015, the Company entered into an employment agreement with our vice president of research and development. Among other terms and provisions, the employment agreement provides specific executive-level responsibilities for a term of 3 years, unless otherwise extended or terminated by either party, either for cause, without cause, due to disability or death, or voluntarily. During the term of the employment agreement, and in addition to certain benefits, expense coverage and severance compensation, our vice president of research and development is entitled to a base annual salary of not less than $120,000, as well as a royalty of 5% of the gross revenue, net of returns, for all revenues generated by products relying on the intellectual property assigned to the Company. For the year ended December 31, 2017 and 2016, the Company has made payments to a company owned by our Vice President of Research and Development under these arrangements. As of December 31, 2017, the Company has accrued approximately $2,955 in accrued royalties under this agreement as well as $24,250 for previously accrued base salary. In March, 2018, our vice president of research and development resigned. See Notes 7 and 13.

The Company occupies an office building for its corporate headquarters located in Lake Park, Florida. In January 2015, the Company renewed a lease agreement with a shareholder for this 8,560 square foot facility under a five year lease agreement ending December 31, 2019 with an option to renew for one successive term of five years at the then current occupancy rates. The monthly rent, including sales and use taxes, is $7,319. In accordance with the terms of the leasehold agreement, the Company is responsible for all utilities, repairs and maintenance.

In February 2015, the Company entered into a lease agreement for a research facility located in Daytona Beach, Florida. The Company leased this 3,200 square foot facility under a month-to-month lease agreement which ended on December 31, 2016. The monthly rent, including sales and use taxes, was $2,929. In accordance with the terms of the leasehold agreement, we were responsible for all utilities, repairs and maintenance. In June 2016, the Company provided notice that we were terminating this lease agreement effective July 31, 2016. There were no termination fees incurred due to the lease being a month to month lease agreement. As of December 31, 2017, the Company has accrued $7,891 for past rent owed less a deposit of $2,500 (total $5,391). The Company has since relocated all property and equipment as well as all personnel previously occupying this facility to our corporate headquarters located in Lake Park, Florida.

Total rent expense for the years ended December 31, 2017 and 2016 for these facilities, before adjustments of reclassified facilities cost for research and development, totaled $86,554 and $107,055, respectively.

At December 31, 2017, the future minimum rental payments required under these arrangements total approximately $176,976:

Future Minimum
Year	Rental Payments
2018	$87,828
2019	$89,148
Total future minimum rental payments	$176,976

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

As of December 31, 2017, one of the Company’s directors held five, separate convertible notes issued by the Company. These convertible notes reflect a portion of the aggregate amount that such outside director is owed by the Company for a combination of (i) certain vendor payments made by him on the Company’s behalf, (ii) cash previously advanced to the Company for working capital, and (iii) director’s fees earned through June 30, 2017. One of these notes, in the face amount of $60,000, was issued to a company controlled by the director, is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. Another of these notes, issued to the director personally, is in the face amount of $30,000, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. The third of these notes, also issued to the director personally, is in the face amount of $55,500, is due on demand, together with accrued interest at 4.5% and is convertible at $0.007 per share of common stock. The fourth note, issued in the name of the director’s son, is in the face amount of $20,000, is due on demand, together with accrued interest at 4.5% and is convertible at $0.005 per share of common stock. The fifth note, issued to the director personally, is in the face amount of $28,500, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock. See Note 7.

As of December 31, 2017, the Company’s general counsel held three convertible notes and one short-term note issued by the Company. One such note reflected an amount due for legal services provided for the year ended December 31, 2014 in the amount of $150,000. This note is payable by the Company on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. Another of these notes reflected an amount due for legal services provided for the year ended December 31, 2015 in the amount of $120,000. This note is similarly payable on demand, together with accrued interest at 4.5% APR, and is convertible at $0.007 per share of common stock. A third note is in the amount of $10,000, reflects funds advanced to the Company for working capital, is due on demand, together with accrued interest at 12% APR, and is convertible at $0.008 per share of common stock. The final note of $7,000 reflects funds advanced to the Company for working capital on the basis of a 15-day repayment obligation, which, as of the date of this annual report on Form 10-K, remains unsatisfied and outstanding. See Note 7.

As of December 31, 2017, the Company had issued a total of six (6) convertible notes to a certain related party investor and significant shareholder. The first such note is in the amount of $100,000, is due on November 13, 2018, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The second such note is also in the amount of $100,000, is due on March 18, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The third such note is in the amount of $50,000, is due on May 12, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The fourth such note is in the amount of $100,000, is due on June 7, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The fifth such note is in the amount of $300,000, is due on July 28, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. And the sixth such note is in the amount of $50,000, is due on demand, together with interest at 10% APR, and is convertible at $0.01 per share of common stock. See Note 7.

As of December 31, 2017, one of the Company’s directors held two convertible notes issued by the Company. The first note, issued to the director personally for director’s fees earned through September 15, 2016, is in the face amount of $20,500, due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.007 per share of common stock. The second note, issued to the director for director’s fees earned through June 30, 2017, is in the face amount of $9,500, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock.

The Company accrued payroll earned, by related parties, during the years ended December 31, 2017 and 2016, respectively, in the total amount of $74,021 and $65,477 for the Company’s president and chief executive officer and controller.

As of December 31, 2017, the Company’s president and chief executive officer held two convertible notes issued by the Company. The first note represents previously accrued base salary earned through September 15, 2016 in the amount of $349,329, is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. The second note represents previously accrued base salary earned through June 30, 2017 in the amount of $87,532, is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock. See Note 7.

As of December 31, 2017, the Company’s controller held two convertible notes issued by the Company. The first note represents previously accrued base salary earned through September 15, 2016 in the amount of $134,604, is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. The second note represents previously accrued base salary earned through June 30, 2017 in the amount of $28,010, is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock. See Note 7.

As of December 31, 2017, the Company’s vice president of research and development held one convertible note representing previously accrued base salary in the amount of $49,000. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

As of December 31, 2017, an independent contractor who had been the president of one of EcoSmart’s divisions prior to the merger with the Company, who is also shareholder of the Company, held one convertible note representing accrued earnings in the amount of $25,700. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

ACS is a variable interest entity of which the Company owned a minority 31.06% interest at December 31, 2017 and, for accounting purposes under FASB guidelines, is considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. The two controlling members of ACS include the Company and Nanotech Fibers LLC. The Company’s president and chief executive officer currently holds a 18.75% equity interest in Nanotech Fibers LLC through a closely-held, private Florida limited liability company, August Center Street Holdings LLC. August Center Street Holdings, LLC is owned 75% by the Company’s president and chief executive officer and 25% by the Company’s general counsel.

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

During the years ended December 31, 2017 and 2016, the Company recorded revenue for sales to shareholders in the amount of $172,168 and $66,979, respectively. For the year ended December 31, 2017, one shareholder accounted for approximately 18% of Company revenue, a second shareholder accounted for approximately 17%, and, as a group, the sales to shareholders accounted for approximately 45% of Company revenues. These revenues are recorded as revenue, related party on the Company’s Consolidated Statements of Operations.

NOTE 14 – CUSTOMER AND VENDOR CONCENTRATIONS

For the years ended December 31, 2017 and 2016, the Company generated a significant portion of its revenues from certain customers as follows:

	% of Total Revenues		Accounts Receivable as of
	2017	2016	December 31, 2017
Customer A (related party)	18.35%	14.80%	$—
Customer B (related party)	17.30%	15.46%	$4,664
Customer C	12.46%	—	$3,296

For the years ended December 31, 2017 and 2016, the Company’s significant product and chemical raw material purchases were as follows:

	% to Total Products		Accounts Payable as of
	2017	2016	December 31, 2017
Vendor A	24.97%	—	$1,445
Vendor B	18.41%	5.48%	$—
Vendor C	17.33	54.73%	$—

The Company has no long-term written agreements with any of these vendors. The payment terms are generally net 30 days, and the Company is not substantially dependent upon any one or more of them; all are easily replaceable with any locally or nationally available supplier.

NOTE 15 – SEGMENT INFORMATION

The Company reports segment information that is consistent with the management and measurement system utilized within the Company. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable operating segments. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker (the chief executive officer) in determining how to allocate resources and evaluate performance. The accounting policies of the segments are the same as those described in Note 1, “Organization and Summary of Significant Accounting Policies”. The Company’s reportable operating segment consists of ACS. For the years ended December 31, 2017 and 2016, ACS had $2,605 and $0, respectively, in revenue, an operating loss of $306,021 and $52,750, respectively, assets in the form of cash totaling $4,053 and $4,020, respectively, and liabilities in the form of accounts payable totaling $99,804 and $52,750, respectively. See Note 3.

NOTE 16 – DISCONTINUED OPERATIONS

As of December 31, 2017 and 2016, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011. See Note 1.

NOTE 17 – SUBSEQUENT EVENTS

In January 2018, four separate individual investors were part of a private offering of securities. The purchase price was $0.01 per share of common stock, and the aggregate proceeds amounted to a total of $40,000, all of which was paid in cash, and 4,000,000 restricted shares of Company common stock were committed to be issued.

In February 2018, Advanced Nanofibers LLC officially filed a name change with the state of Florida to Advanced Cement Sciences LLC (“ACS”) as ACS, an engineered cement technology and products firm, is currently focused on globally marketing a line of proprietary admixtures it has acquired the rights to and further internally developed to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco.

In February 2018, one separate individual investor was part of a private offering of securities. The purchase price was $0.01 per share of common stock, and the aggregate proceeds amounted to a total of $10,000, all of which was paid in cash, and 1,000,000 restricted shares of Company common stock were committed to be issued.

In March 2018, the Company issued a convertible note payable in the amount of $20,000 to an investor whom is also a shareholder. The note payable is due on demand, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock.

In April 2018, the Company issued a convertible note payable in the amount of $50,000 to a related party investor whom is also a shareholder. The note payable is due on June 15, 2018, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T).	Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K December 31, 2017, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).

Our management, under the supervision of our Chief Executive Officer/Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on the assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2017, there were no changes in our internal control over financial reporting, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

There were no reportable events under this Item 9B during the fourth quarter of the fiscal year ended December 31, 2017.

PART III

Item 10.	Directors, Executive Officers and corporate governance.

Our directors and executive officers and their ages as of April 17, 2018 were as follows:

Name	Age	Position
Steven Malone	51	Director, Chairman of the Board, President and Chief Financial Officer
John A. Kuehne, CA	60	Director
Donald Schoenfeld	52	Director

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

Donald Schoenfeld - Director

Mr. Schoenfeld is an entrepreneur with a specialty in sales and has over 30 years of experience owning and operating several businesses, highlighted by the following:

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

Board of Directors Committees

Currently our two standing committees comprised of members of our board of directors are our audit committee and our compensation committee. Since December 2000, our board of directors has maintained an audit committee. As of April 17, 2018, the audit committee consisted of one member, John Kuehne. Since July 2003, we have maintained a compensation committee. We currently have two members, John A. Kuehne and Donald Schoenfeld, serving on our compensation committee.

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

The following table sets forth the compliance reporting under Section 16(a) for the fiscal year ended December 31, 2017.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Steven Malone	1	1	—
John A. Kuehne	1	1	—
Donald Schoenfeld	1	1	—

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned or paid, for each of the last two fiscal years to our Chief Executive Officer and each of our executive officers earning a total compensation of $100,000 or more during any such fiscal year. Steven Malone has served as our President and Chief Executive Officer since March 2001 and as our Chief Financial Officer since July 2010. Bo Gimvang has served as our Lead Chemist since July 2014 and as Vice President of Research and Development since March 2015. No other individuals employed by us earned a total compensation in excess of $100,000 during the fiscal year ended December 31, 2017.

Summary Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Steven Malone,	2017	$162,500	$—	$—	$—	$—	$—	$12,500	(a)	$175,000
President, Chief Executive Officer and Chief Financial Officer	2016	$163,375	$—	$—	$—	$—	$—	$12,500	(a)	$175,875

Bo Gimvang,	2017	$130,000	$—	$—	$—	$—	$—	$—		$130,000
Vice President of Research and Development	2016	$129,000	$—	$—	$—	$—	$—	$—		$129,000

(a) This represents earnings accrued at the end of each fiscal year for vacation hours earned that would be required to be paid in connection with any termination, including without limitation through retirement, resignation, severance or constructive termination of any such executive officer's employment.

EQUITY AWARDS

Information Concerning Stock Options

As of the fiscal year ended December 31, 2017, we did not have any outstanding equity awards, specifically unexercised options, stock that has not vested, and equity incentive plan awards, held by the executive officers. Furthermore, we did not grant stock options to our executive officers during the fiscal year ended December 31, 2017, and no executive exercised any stock options during the fiscal year 2017.

Employment Agreements

Mr. Malone is employed by us pursuant to an employment agreement dated July 23, 2014. The term for the employment agreement is three (3) years and provides for a base annual salary equal to $162,500. It also contains a provision for an incentive-based bonus, an amount in cash equal to one and one half percent (1.5%) of Free Cash Flow (FCF); provided, however, that such bonus does not exceed five hundred thousand dollars ($500,000) for any single Fiscal Year. The agreement also provides for severance compensation equal to the then base salary until the expiration of the term of the agreement. There is no severance compensation in the event of voluntary termination or termination for cause. In May 2017, the Company’s board of director’s, including the compensation committee thereof, reviewed the employment agreement for Mr. Malone and extended the term thereof, otherwise due to expire on July 23, 2017, through July 23, 2020.

Mr. Gimvang is employed by us pursuant to an employment agreement dated March 3, 2015. The term for the employment agreement is three (3) years. During the term of the employment agreement, and in addition to certain benefits, expense coverage and severance compensation, Mr. Gimvang is entitled to a base annual salary of not less than $120,000, as well as a royalty of 5% of the gross revenue, net of returns, for all revenues generated by the intellectual property that Mr. Gimvang has assigned to the Company. In March 2018, Mr. Gimvang resigned.

Director Compensation

On July 5, 2017, we issued our outside director, John Kuehne, a convertible note payable in the amount of $28,500 in lieu of cash and meeting fees accrued and earned for the period of September 16, 2016 through June 30, 2017. The convertible note payable is convertible at $0.015 per share and carries an interest rate of 4.5% per annum. In addition, on July 5, 2017 we issued our outside director, Donald Schoenfeld, a convertible note payable in the amount of $9,500 in lieu of cash and meeting fees accrued and earned for the period of September 16, 2016 through June 30, 2017. The convertible note payable is convertible at $0.015 per share and carries an interest rate of 4.5% per annum.

As of the date hereof, we have accrued approximately $31,000 in director’s fees for our outside directors for the period of October 1, 2012 through December 31, 2017.

The following table sets forth the compensation of our outside directors for the fiscal year ended December 31, 2017.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Kuehne	$36,000	$—	$—	$—	$—	$—	$36,000

Donald Schoenfeld	$12,000	$—	$—	$—	$—	$—	$12,000

Mr. Kuehne has served as one of our directors since December 2000. Mr. Kuehne's compensation agreement provides for a monthly fee of $1,000 for committee services and a monthly fee of $1,000 for services as a “financial expert” (as defined in Item 407(d)(5) of Regulation S-K). Effective July 1, 2015, we increased the monthly fee for services as a “financial expert” to $2,000 per month. We have accrued $3,000 a month for Mr. Kuehne’s services for the period of January 1, 2017 through December 31, 2017. Mr. Schoenfeld has served as one of our directors since late July 2014. Mr. Schoenfeld’s compensation agreement provides for a monthly fee of $1,000 for committee services. We have accrued $1,000 a month for Mr. Schoenfeld’s services for the period of January 1, 2017 through December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related stockholder matters.

The tables below set forth information regarding the beneficial ownership of our common stock as of April 17, 2018. The information in these tables provides the ownership information for:

▪	each person known by us to be the beneficial owner of more than 5% of our common stock;
▪	each of our directors and executive officers; and
▪	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 530,951,417 shares of common stock currently outstanding as well as an additional 260,960,076 shares of common stock that could potentially be outstanding through conversion of note payables and outstanding warrants. The address of each person listed is in care of Findex.com, Inc., 1313 South Killian Drive, Lake Park, Florida 33403.

Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Morio Mito (1)	116,503,612	14.71%
Common Stock	Steven Malone (2)	105,936,069	13.38%
Common Stock	John Kuehne (3)	62,082,938	7.84%
Common Stock	Michael Membrado (4)	42,032,643	5.31%
Common Stock	Green Tech Consulting Group (5)	40,069,716	5.06%
Common Stock	Donald Schoenfeld (6)	4,807,710	0.61%

(1) Consists of 20,000,000 shares of common stock, and notes convertible upon election into up to 96,503,612 additional shares of common stock, in each case owned directly.

(2) Consists of (a) 19,559,061 shares of common stock, notes convertible upon election into up to 59,472,968 additional shares of common stock, in each case owned directly, and (b) 4,381,787 shares of common stock and notes convertible upon election into up to 22,522,253 additional shares of common stock, in each case owned beneficially through his spouse.

(3) Consists of (a) 36,902,586 shares of common stock, notes convertible upon election into up to 20,908,215 additional shares of common stock, in each case owned directly, and (b) notes convertible upon election into up to 4,272,137 additional shares of common stock, owned beneficially through his child.

(4) Consists of 3,907,500 shares of common stock, and notes convertible upon election into up to 38,125,143 additional shares of common stock, in each case owned directly.

(5) Consists of 40,069,716 shares of common stock owned directly.

(6) Consists of 1,016,925 shares of common stock, and notes convertible upon election into up to 3,790,785 additional shares of common stock, in each case owned directly.

Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Steven Malone (1)	105,936,069	13.38%
Common Stock	John Kuehne (2)	62,082,938	7.84%
Common Stock	Donald Schoenfeld (3)	4,807,710	0.61%
Common Stock	All officers and directors as a group of (3 persons)	172,826,717	21.83%

(1) Consists of (a) 19,559,061 shares of common stock, notes convertible upon election into up to 59,472,968 additional shares of common stock, in each case owned directly, and (b) 4,381,787 shares of common stock and notes convertible upon election into up to 22,522,253 additional shares of common stock, in each case owned beneficially through his spouse.

(2) Consists of (a) 36,902,586 shares of common stock, notes convertible upon election into up to 20,908,215 additional shares of common stock, in each case owned directly, and (b) notes convertible upon election into up to 4,272,137 additional shares of common stock, owned beneficially through his child.

(3) Consists of 1,016,925 shares of common stock, and notes convertible upon election into up to 3,790,785 additional shares of common stock, in each case owned directly.

As of April 17, 2018, we are not aware of any contract or other arrangement, including a pledge of the Company’s securities that could result in a change in the control of the Company.

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

The Company became the holder of its minority equity stake in ACS in mid-September, 2016. Through two private holding entities owned jointly with our general counsel, Michael Membrado, and exclusive of indirect interests held through ownership of Company common stock (disclosed elsewhere in this Annual Report on Form 10-K), our president and chief executive officer, Steven Malone, currently holds a combined approximate 13% equity interest in ACS, primarily through an ownership interest in Nanotech Fibers.

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

The following table sets forth the aggregate amount of various professional fees billed by our principal independent accountant for our last two fiscal years. The Company’s Board of Directors engaged D. Brooks and Associates CPA’s, P.A. as its principal independent accountant for the fiscal year ending December 31, 2017.

	2017		2016
Audit Fees (1)		$28,950		$23,100
Audit-Related Fees	$	---	$	---
Tax Fees	$	---	$	---
All Other Fees	$	---	$	---

(1) Consists of fees for professional services rendered in connection with the audits of our financial statements included in our annual reports on Form 10-K for the years-ending 2016 and 2015, and the review of our financial statements included in our quarterly reports on Form 10-Q for the periods ending March 31, 2017 and 2016, June 30, 2017 and 2016, and September 30, 2017 and 2016.

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

(a)(3)	Exhibits:

Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX
No.	Description of Exhibit

2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(i)(3)	Amendment to Articles of Incorporation of Findex.com, Inc. dated October 14, 2014 incorporated by reference to Exhibit A on Schedule 14C Information filed October 14, 2014.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10	Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28	Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2011.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.39	Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

10.40	Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

10.45	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Bo Inge Hakan Gimvang dated March 3, 2015 incorporated by reference to Exhibit 10.45 on Form 10-K filed on April 15, 2015

10.46	Loan Modification Agreement and Promissory Note dated March 2, 2015incorporated by reference to Exhibit 10.46 on Form 10-K filed on April 15, 2015.

10.47	Business development consulting agreement by and among Findex.com, Inc. and J.N.B., LLC. dated November 10, 2015, incorporated by reference to Exhibit 10.47 on Form 10-Q filed on November 16, 2015.

10.48	Manufacturing and distribution joint venture agreement by and among Findex.com, Inc. and Nanotech Materials LLC dated August 17, 2016.

10.49	Operating agreement by and among Findex.com, Inc. and Advanced Nanofibers LLC dated September 14, 2016.

14.1	Code of Ethics, adopted by Board of Directors April 17, 2018. FILED HEREWITH.

21.1	Subsidiaries of Findex.com, Inc. as of December 31, 2017. FILED HEREWITH.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated April 17, 2018. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated April 17, 2018. FILED HEREWITH.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

By: /s/ Steven Malone
Steven Malone
President, Chief Executive Officer and Chief Financial Officer

Date: April 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President, Chief	April 17, 2018
Steven Malone	Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting Officer)

/s/ John A. Kuehne	Director	April 17, 2018
John A. Kuehne