Form 10-Q
period 2018-03-31
FINDEX COM INC
filed 2018-05-21
CIK 1089061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 21, 2018 the registrant had outstanding 533,851,417 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018		December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$	---	$3,179
Accounts receivable, net		13,729	19,197
Inventories, net		23,489	18,657
Other current assets		8,813	9,688
Total current assets		46,031	50,721
Property and Equipment, net		10,760	12,557
Intangible Assets, net		249,970	261,849
Total assets		$306,761	$325,127

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable		$507,955	$406,683
Accounts payable, related parties		36,857	41,941
Accrued royalties		69,671	69,131
Accrued payroll		115,424	89,769
Notes payable		328,783	328,783
Notes payable, convertible		25,000	25,000
Notes payable, related parties		37,000	27,000
Notes payable, related parties, convertible		2,079,425	2,059,425
Other current liabilities		492,110	431,185
Other current liabilities from discontinued operations		114,368	114,368
Total current liabilities		3,806,593	3,593,285
Commitments and Contingencies (Note 9)
Stockholders’ Deficit:
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- shares issued and outstanding		—	—
Common stock, $.001 par value
900,000,000 shares authorized,
533,851,417 and 525,951,417 shares issued and outstanding, respectively		533,851	525,951
Additional paid-in capital		4,238,289	4,167,189
Accumulated deficit		(7,976,117)	(7,706,052)
Total Findex.com, Inc. stockholders’ deficit		(3,203,977)	(3,012,912)
Consolidated investee, non-controlling interest		(295,855)	(255,246)
Total stockholders’ deficit		(3,499,832)	(3,268,158)
Total liabilities and stockholders’ deficit		$306,761	$325,127

See accompanying notes to condensed consolidated financial statements.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2018		For the Three Months Ended March 31, 2017

Revenues, net		$61,045		$44,991
Revenues related parties, net		25,128		21,577
Total revenues		86,173		66,568
Cost of sales		22,888		20,285
Gross profit		63,285		46,283
Other operating expenses:
Sales and marketing expenses		2,887		3,450
Professional fees		37,384		35,815
Personnel costs (net of research and development direct labor costs)		164,795		133,568
Research and development		64,561		88,471
Rent		10,427		18,825
Other general and administrative expenses		33,132		46,176
Total operating expenses		313,186		326,305
Loss from operations		(249,901)		(280,022)
Interest expense		(60,773)		(46,348)
Net loss before income taxes		(310,674)		(326,370)
Income tax provision		—		—
Net loss		(310,674)		(326,370)
Net loss attributable to non-controlling interest		40,609		45,566
Net loss attributable to Findex.com, Inc.		$(270,065)		$(280,804)
Basic & diluted net loss per share	$	---	$	---

Basic & diluted weighted average common shares outstanding		531,188,083		495,205,635

See accompanying notes to condensed consolidated financial statements.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2018		For the Three Months Ended March 31, 2017

Cash flows from operating activities:
Net Loss		$(310,674)		$(326,370)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation		1,797		5,083
Amortization		11,879		11,878
Stock issued for services		—		11,875
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable		5,468		(10,000)
Increase in inventory		(4,832)		(2,803)
Decrease in other current assets		875		2,627
Increase in accounts payable and accrued expenses		212,308		86,964
Net cash used in operating activities		(83,179)		(220,746)

Cash flows from investing activities:	$	---	$	---

Cash flows from financing activities:
Proceeds from sale of common stock		50,000		138,000
Proceeds from issuance of notes payable, related parties		10,000		—
Proceeds from issuance of convertible notes payable, related parties		20,000		—
Proceeds from sale of interest in variable interest entity		—		200,000
Payments made on notes payable		—		(7,500)
Net cash provided by financing activities		80,000		330,500
Net (decrease) increase in cash and cash equivalents		(3,179)		109,754
Cash and cash equivalents, beginning of period		3,179		108,035
Cash and cash equivalents, end of period	$	---		$217,789

Supplemental cash flow information:
Interest paid	$	---	$	---
Cash paid for income taxes	$	---	$	---

Schedule of Non-Cash Investing and Financing Activities:
Issuance of common stock as consideration for accounts payable		$29,000	$	---

See accompanying notes to condensed consolidated financial statements.

Findex.com, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Findex.com, Inc. (“Findex”) was incorporated under the laws of the State of Nevada on November 7, 1997, and is headquartered in Lake Park, Florida with its base of business operations co-located in the same facility. The Company is currently comprised of EcoSmart and a consolidated variable interest entity, Advanced Cement Sciences, LLC (formerly Advanced Nanofibers, LLC). EcoSmart has historically been the driver of both operating overhead and revenue. EcoSmart was acquired by the Company in a merger in 2014 and centers around a proprietary line of specialty materials coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. Advanced Cement Sciences LLC (“ACS”) is a variable interest entity of which the Company owned a minority 31.06% interest at March 31, 2018 and, for accounting purposes under Financial Accounting Standards Board (“FASB”) guidelines, is considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. ACS is a Florida-based, engineered cement technology and products firm founded in mid-2016 and currently focused on globally marketing a line of proprietary admixtures to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco. Despite the Company’s lack of corporate control over ACS, and ACS’s lack of revenue to date, it is a venture that the Company’s management has been and continues to be very actively involved in developing, and that is increasingly consuming a greater percentage of the Company’s financial and human resources, a trend management expects to continue into the foreseeable future.

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

ADVANCED CEMENT SCIENCES (VARIABLE INTEREST ENTITY)

ACS is a variable interest entity of which the Company owned a minority 31.06% interest at March 31, 2018 and, for accounting purposes under FASB guidelines, is considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. ACS is a Florida-based, engineered cement technology and products firm founded in September 2016 and currently focused on globally marketing a line of proprietary admixtures it has acquired the rights to and further internally developed to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco. The business of ACS has undergone a gradual but fundamental transformation since the second quarter of 2017 (following the negotiated withdrawal of one of its founding members) from having as its primary focus the development and enhancement of applied nanotechnologies to materials development generally, on the one hand, to the development, manufacturing and sales of very competitively-priced, premium-performance -concrete- and stucco-enhancing admixture products that rely on certain nanotechnologies, on the other. Company management believes the prospects for ACS are extraordinary based on its advanced, engineered and proprietary cement chemistry coupled with the sheer magnitude of the global markets in relation to which they offer a meaningful value proposition. Specifically, ACS views its products as having the capability to substantially improve the net economics of any business:

▪	building or making products from concrete or stucco;
▪	where there is additional economic value to be mined by using a concrete or stucco that has either:
	▪	a substantially increased per unit strength than that currently being used,
	▪	a substantially reduced per unit weight/density, or
	▪	both.

At March 31, 2018, ACS was owned and controlled approximately 93% by its remaining two founding members, the Company and Nanotech Fibers, LLC, each of which have been actively involved in its development to date. Although it is still in the earliest stage of products commercialization and revenue development, the Company’s management team and certain members of the Company’s operations personnel devote a very significant and growing percentage of their working time to the business of ACS. The Company’s president and chief executive officer, Steven Malone, serves as a managing member of ACS with what is effectively the senior-most level of fiscal and operational responsibility for the firm.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal and reoccurring adjustments, that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The December 31, 2017 condensed consolidated balance sheet data was derived from audited financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in the Company’s Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on April 17, 2018.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries (Reagan Holdings, Inc., Findex.com, Inc. Delaware, and ESCT Acquisition Corp.), and the accounts of ACS, a Florida limited liability company and variable interest entity, of which the Company has been deemed the primary beneficiary. As of March 31, 2018, the Company owns a non-controlling, minority interest of 31.06% in ACS. All inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain accounts in the Company’s 2017 financial statements have been reclassified for comparative purposes to conform with the presentation in 2018 financial statements.

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

INTANGIBLE ASSETS OTHER THAN GOODWILL

The Company’s intangible assets consist of patents and patents pending acquired from third parties, and are recorded at cost. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350-30, General Intangibles Other Than Goodwill, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives, generally three to ten years. All intangible assets are tested for impairment annually during the fourth quarter. For the three months ended March 31, 2018 and 2017, the Company did not recognize any impairment expense related to intangible assets.

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company recognizes revenue upon transfer of control of promised products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products. The Company at times may enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

Nature of Products and Services

In addition, within the Company’s operations as a whole, the Company derives part of its revenues from the sale of downloadable software products. Licenses for on-premises software provide the customer with a right to use the software as it exists when made available to the customer. Revenue from distinct on-premises licenses is recognized upfront at the point in time when the software is made available to the customer.

RESEARCH AND DEVELOPMENT

The Company’s research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, the Company records the research and development costs as a reduction against either personnel costs or professional fees. For facilities leasing related expenses, the Company records the research and development costs as a reduction against rent. For the three months ended March 31, 2018 and 2017, the Company recognized $64,561 and $88,471, respectively, in research and development costs.

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

The calculations of net loss per share for the three months ended March 31, 2018 and 2017 excluded the impact of the following potential common shares as their inclusion would be anti-dilutive.

For the Three Months Ended March 31	2018	2017
Shares Issuable Upon Conversion of Outstanding Convertible Notes Payables	270,401,144	233,391,763
Total weighted average anti-dilutive potential common shares	270,401,144	233,391,763

DISCONTINUED OPERATIONS

As of March 31, 2018 and 2017, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011. See Note 12.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. However, as of March 31, 2018, the Company had negative working capital of $3,760,562 and had an accumulated deficit of $7,976,117. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken several actions in an attempt to mitigate this risk. These actions include capital raising initiatives involving the issuance of equity and/or notes payable to investors, as well as cash conservation initiatives involving the issuance of equity and/or notes payable to employees and related parties. The accompanying consolidated financial statements do not include any adjustments related to these uncertainties.

NOTE 3 – CONSOLIDATED VARIABLE INTEREST ENTITY

The FASB authoritative guidance on consolidation requires the “primary beneficiary” of a variable interest entity (a “VIE”) to consolidate that entity. The “primary beneficiary” of a VIE, for this purpose, is a company that has a controlling financial interest in the VIE without any corresponding voting rights control. A controlling financial interest in this regard exists when a company is determined to have both the power to direct the activities that most significantly impact a VIE’s economic performance, on the one hand, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE, on the other. The Company is one member, among others, of a Florida based, engineered cement technology and products firm, ACS. This firm was formed by the participants for the purpose of focusing on globally marketing a line of proprietary admixtures it has acquired the rights to and further internally developed to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco. Having been involved in the formation of ACS in September 2016, the Company determined during the fourth quarter of 2016 that it was the primary beneficiary of ACS, among the equity participants, based on qualitative and quantitative criteria. Among other factors, and more specifically, it was determined that the equity investors in ACS do not, and are not obligated to, provide sufficient financial resources for the entity to support itself in terms of day-to-day research and development activities. However, the Company has provided financial support that is disproportionate to its equity interest, and the Company’s management was involved in the organization of the entity. Therefore, a VIE is to be consolidated by the Company if and when the Company holds a majority of the variable interests in the entity and is thus subject to a majority of the risk of loss from the VIE’s activities. For the three months ended March 31, 2018, the Company provided the financial resources in the amount of $53,046, as support for ACS’s day-to-day research and development activities. See Note 1.

The carrying value of the assets and liabilities of ACS which are included in the Company’s unaudited condensed consolidated financial statements are as follows:

	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$3,933	$4,053
Total current assets	3,933	4,053
Total assets	$3,933	$4,053

Liabilities and Members’ Deficit
Current Liabilities:
Due to Findex.com, Inc.	$153,210	$94,425
Accounts payable	5,379	5,379
Total current liabilities	158,589	99,804
Stockholders’ equity:
Members' investment	263,020	263,020
Accumulated deficit	(417,676)	(358,771)
Total members’ deficit	(154,656)	(95,751)
Total liabilities and members’ deficit	$3,933	$4,053

Net loss	$(58,905)	$(306,021)

For the three months ended March 31, 2018, ACS had no changes in its equity structure. For the year ended December 31, 2017, ACS sold equity in the company for $200,000 in cash to a new equity member, gained $1,000 in equity back as one of the four original investors withdrew from involvement with ACS, and sold additional equity in the amount of $60,000 to a new equity member for services previously provided to ACS. The following schedule illustrates the effect of such changes and shows the changes in the Company’s ownership interest in ACS on the Company’s equity.

Findex.com, Inc.
Net Income Attributable to Findex.com, Inc. and
Transfers from the Non-Controlling Interest
Three Months Ended March 31,

	2018	2017
Net loss attributable to Findex.com, Inc.	$(270,065)	$(280,804)
Transfers from the non-controlling interest
Increase in Findex.com, Inc.'s paid-in capital for sale of interest in Variable Interest Entity	—	259,000
Net transfers from non-controlling interest	—	259,000
Change from net income attributable to Findex.com, Inc. shareholders and transfers from non-controlling interest	$(270,065)	$(21,804)

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$23,656	$19,342
Finished goods	1,333	1,165
Reserve for obsolete inventory	(1,500)	(1,850)
Inventories	$23,489	$18,657

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2018	December 31, 2017
Office equipment	$3,466	$3,466
Warehouse equipment	76,339	76,339
Computer equipment	8,708	8,708
Research lab	10,334	10,334
Office fixtures	3,750	3,750
Less: accumulated depreciation	(91,837)	(90,040)
Property and equipment	$10,760	$12,557

For the three months ended March 31, 2018 and 2017, the Company recorded depreciation expense of $1,797 and $5,083, respectively.

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

The Company’s intangible assets, net of accumulated amortization consisted of the following:

Patents and/or software licenses, net	March 31, 2018	December 31, 2017
Cost	$697,955	$697,955
Amortization	(447,985)	(436,106)
Net intangible assets	$249,970	$261,849

	March 31, 2018	December 31, 2017
Beginning balance for total intangible assets	$261,849	$309,363
Amortization	(11,879)	(47,514)
Intangible assets	$249,970	$261,849

The Surface Modification Technologies assets include a patent, a patent pending, trade secret technology, instructions, manuals and materials on certain manufacturing processes and know-how. For the three months ended March 31, 2018 and 2017, the Company recorded amortization expense of $11,879 and $11,878, respectively. See Note 1.

As of March 31, 2018, the future amortization for the next five years for the Company’s intangible assets consist of the following:

Year	Anticipated Amortization
2018	$35,634
2019	47,513
2020	47,513
2021	47,513
2022	47,513
Thereafter	24,284
Total anticipated amortization of intangible assets	$249,970

NOTE 7 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTIES

At March 31, 2018 and December 31, 2017, notes payable consisted of the following:

	March 31, 2018	December 31, 2017
Notes payable	$328,783	$328,783
Notes payable, convertible	25,000	25,000
Notes payable, related parties	37,000	27,000
Notes payable, related parties, convertible	2,079,425	2,059,425
Total	$2,470,208	$2,440,208

NOTES PAYABLE

Notes payable consisted of the following:

		March 31, 2018	December 31, 2017
Note payable to a former shareholder, past due as of January 2012, together with accrued interest at 5% APR and interest on overdue principal accruing at 10% APR.	(a)	$28,783	$28,783
Note payable to a shareholder, past due as of August 1, 2015, together with accrued interest at 10% APR.	(b)	300,000	300,000
Total		$328,783	$328,783

As of March 31, 2018, the Company was out of compliance with the contractual payment terms with an unsecured term note payable (a) to a former shareholder, and a separate unsecured term note payable (b) to a current shareholder.

NOTES PAYABLE, CONVERTIBLE

Notes payable, convertible consisted of the following:

		March 31, 2018	December 31, 2017
Note payable to an investor due as of January 20, 2018, together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(a)	$25,000	$25,000
Total		$25,000	$25,000

NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following:

		March 31, 2018	December 31, 2017
Note payable to the Company’s general counsel (also a shareholder), due November 10, 2017.	(a)	$7,000	$7,000
Note payable to an independent contractor (also a shareholder), which note payable was due December 3, 2017.	(b)	10,000	10,000
Note payable to an independent contractor (also a shareholder), which note payable was due December 20, 2017.	(c)	10,000	10,000
Note payable to an independent contractor (also a shareholder), which note payable was due March 16, 2018.	(d)	10,000	—
Total		$37,000	$27,000

At March 31, 2018, the Company was out of compliance with the contractual payment terms with the unsecured term note payable (a) to the Company’s general counsel, also a shareholder, and on the unsecured term note payables (b), (c) and (d) to an independent contractor, also a shareholder.

NOTES PAYABLE, RELATED PARTIES, CONVERTIBLE

Notes payable, related parties, convertible consisted of the following:

		March 31, 2018	December 31, 2017
Note payable to a company controlled by an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(a)	$60,000	$60,000
Note payable to the Company’s general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(b)	150,000	150,000
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(c)	30,000	30,000

Note payable to the Company’s general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(d)	120,000	120,000
Note payable to the Company’s general counsel (also a shareholder), due on demand together with accrued interest at 12% APR, and convertible at $0.008 per share of common stock.	(e)	10,000	10,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due November 13, 2018 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(f)	100,000	100,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 4, 2017 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(g)	50,000	50,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 18, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(h)	100,000	100,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due May 12, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(i)	50,000	50,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due June 7, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(j)	200,000	200,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due July 28, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(k)	300,000	300,000
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(l)	55,500	55,500
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(m)	20,500	20,500
Note payable to the Company’s president and chief executive officer (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(n)	349,329	349,329
Note payable to the Company’s controller who is also a shareholder, which note is due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(o)	134,604	134,604
Note payable to the Company’s vice president of research and development (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(p)	49,000	49,000

Note payable to an independent contractor (also a shareholder), which note payable is due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(q)	25,700	25,700
Note payable in the name of a son of an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.005 per share of common stock.	(r)	20,000	20,000
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.015 per share of common stock.	(s)	28,500	28,500
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.015 per share of common stock.	(t)	9,500	9,500
Note payable to the Company’s president and chief executive officer (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.015 per share of common stock.	(u)	87,532	87,532
Note payable to the Company’s controller who is also a shareholder, which note is due on demand together with interest at 4.5% APR, and convertible at $0.015 per share of common stock.	(v)	28,010	28,010
Note payable to an independent contractor (also a shareholder), which note is due on demand together with interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(w)	81,250	81,250
Note payable to an investor (also a shareholder), which note is due on demand together with interest at 10% APR, and convertible at $0.01 per share of common stock.	(x)	20,000	—
Total		$2,079,425	$2,059,425

Notes (a), (c), (l) (r) and (s) reflect amounts due to a single outside director of the Company, who also is a shareholder, based on such director having (i) made certain vendor obligation payments directly on behalf of and for the benefit of the Company, (ii) having advanced certain funds to the Company at various dates for general working capital purposes, and (iii) having accrued director’s fees earned through June 30, 2017. In addition, the Company has recorded accounts payable, related parties, in the amount of $12,426 to the holder of notes (a), (c), (l) (r) and (s).

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

Note (x) reflects amounts due to an investor, who is a shareholder.

For the three months ended March 31, 2018, the Company received proceeds from the issuance of notes payable to related parties in the amount of $10,000 and convertible notes payable to related parties in the amount of $20,000 (total $30,000). For the year ended December 31, 2017, the Company received proceeds from the issuance of notes payable to related parties in the amount of $27,000 and convertible notes payable to related parties in the amount of $234,792 (total $261,792).

At March 31, 2018, the Company was out of compliance with the contractual payment terms with the convertible note payable (g) to a related party investor.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

During the three months ended March 31, 2018, the Company sold 5,000,000 restricted shares of common stock at $0.01 per share for the total proceeds of $50,000. In addition, the Company granted 2,900,000 restricted shares of common stock at $0.01 in exchange for an amount owed ($29,000) to an independent consultant for business development services previously performed for the benefit of the Company.

COMMON STOCK WARRANTS

The Company did not issue warrants for the three months ended March 31, 2018 and 2017 and no warrants were exercised. As of March 31, 2018, there were no warrants outstanding.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the amount of potential liability the Company is likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect the Company’s financial condition.

In July 2014, the Company entered into an employment agreement with the Company’s president and chief executive officer. The agreement provides for a base annual salary of $162,500, a term of three (3) years, and contains a provision for an incentive-based cash bonus equal to one and one half percent (1.5%) of free cash flow (as calculated pursuant to a stated formula) up to a maximum of $500,000 for any single fiscal year. As of March 31, 2018, and December 31, 2017 no amounts for bonuses had been earned or accrued under this provision. In addition to the bonus provision and the annual base salary, the employment agreement provides for payment of previously accrued base salary in the amount of $71,799 and vested deferred vacation compensation in the amount of $12,501 as of March 31, 2018 and are included in accrued payroll. The agreement further provides for severance compensation equal to the then base salary until the expiration of the term of the agreement. There is no severance compensation in the event of voluntary termination or termination for cause. In May 2017, the Company’s board of director’s, including the compensation committee thereof, reviewed the employment agreement for Mr. Malone and extended the term thereof, otherwise due to expire on July 23, 2017, through July 23, 2020.

In March 2015, the Company entered into an employment agreement with our vice president of research and development. Among other terms and provisions, the employment agreement provides specific executive-level responsibilities for a term of 3 years, unless otherwise extended or terminated by either party, either for cause, without cause, due to disability or death, or voluntarily. During the term of the employment agreement, and in addition to certain benefits, expense coverage and severance compensation, our vice president of research and development is entitled to a base annual salary of not less than $120,000, as well as a royalty of 5% of the gross revenue, net of returns, for all revenues generated by products relying on the intellectual property assigned to the Company. For the three months ended March 31, 2018 and the year ended December 31, 2017, the Company has made payments to a company owned by our Vice President of Research and Development under these arrangements. As of March 31, 2018, the Company has accrued approximately $2,955 in accrued royalties under this agreement as well as $32,750 for previously accrued base salary. In January 2018, our vice president of research and development resigned. See Notes 7 and 10.

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

Total rent expense for the three months ended March 31, 2018 and 2017 for this facility, before adjustments of reclassified facilities cost for research and development, totaled $21,638 and $21,638, respectively.

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

As of March 31, 2018, one of the Company’s directors held five, separate convertible notes issued by the Company. These convertible notes reflect a portion of the aggregate amount that such outside director is owed by the Company for a combination of (i) certain vendor payments made by him on the Company’s behalf, (ii) cash previously advanced to the Company for working capital, and (iii) director’s fees earned through June 30, 2017. One of these notes, in the face amount of $60,000, was issued to a company controlled by the director, is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. Another of these notes, issued to the director personally, is in the face amount of $30,000, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. The third of these notes, also issued to the director personally, is in the face amount of $55,500, is due on demand, together with accrued interest at 4.5% and is convertible at $0.007 per share of common stock. The fourth note, issued in the name of the director’s son, is in the face amount of $20,000, is due on demand, together with accrued interest at 4.5% and is convertible at $0.005 per share of common stock. The fifth note, issued to the director personally, is in the face amount of $28,500, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock. See Note 7.

As of March 31, 2018, the Company’s general counsel held three convertible notes and one short-term note issued by the Company. One such note reflected an amount due for legal services provided for the year ended December 31, 2014 in the amount of $150,000. This note is payable by the Company on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. Another of these notes reflected an amount due for legal services provided for the year ended December 31, 2015 in the amount of $120,000. This note is similarly payable on demand, together with accrued interest at 4.5% APR, and is convertible at $0.007 per share of common stock. A third note is in the amount of $10,000, reflects funds advanced to the Company for working capital, is due on demand, together with accrued interest at 12% APR, and is convertible at $0.008 per share of common stock. The final note of $7,000 reflects funds advanced to the Company for working capital on the basis of a 15-day repayment obligation, which, as of the date of this annual report on Form 10-K, remains unsatisfied and outstanding. See Note 7.

As of March 31, 2018, the Company had issued a total of six (6) convertible notes to a certain related party investor and significant shareholder. The first such note is in the amount of $100,000, is due on November 13, 2018, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The second such note is also in the amount of $100,000, is due on March 18, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The third such note is in the amount of $50,000, is due on May 12, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The fourth such note is in the amount of $100,000, is due on June 7, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The fifth such note is in the amount of $300,000, is due on July 28, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. And the sixth such note is in the amount of $50,000, is due on demand, together with interest at 10% APR, and is convertible at $0.01 per share of common stock. See Note 7.

As of March 31, 2018, one of the Company’s directors held two convertible notes issued by the Company. The first note, issued to the director personally for director’s fees earned through September 15, 2016, is in the face amount of $20,500, due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.007 per share of common stock. The second note, issued to the director for director’s fees earned through June 30, 2017, is in the face amount of $9,500, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock.

The Company accrued payroll earned, by related parties, during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively, in the total amount of $99,677 and $74,021 for the Company’s president and chief executive officer and controller.

As of March 31, 2018, the Company’s president and chief executive officer held two convertible notes issued by the Company. The first note represents previously accrued base salary earned through September 15, 2016 in the amount of $349,329, is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. The second note represents previously accrued base salary earned through June 30, 2017 in the amount of $87,532, is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock. See Note 7.

As of March 31, 2018, the Company’s controller held two convertible notes issued by the Company. The first note represents previously accrued base salary earned through September 15, 2016 in the amount of $134,604, is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. The second note represents previously accrued base salary earned through June 30, 2017 in the amount of $28,010, is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock. See Note 7.

As of March 31, 2018, the Company’s former vice president of research and development held one convertible note representing previously accrued base salary in the amount of $49,000. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

As of March 31, 2018, an independent contractor who had been the president of one of EcoSmart’s divisions prior to the merger with the Company, who is also shareholder of the Company, held one convertible note representing accrued earnings in the amount of $25,700. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

ACS is a variable interest entity of which the Company owned a minority 31.06% interest at March 31, 2018 and, for accounting purposes under FASB guidelines, is considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. The two controlling members of ACS include the Company and Nanotech Fibers LLC. The Company’s president and chief executive officer currently holds a 18.75% equity interest in Nanotech Fibers LLC through a closely-held, private Florida limited liability company, August Center Street Holdings LLC. August Center Street Holdings, LLC is owned 75% by the Company’s president and chief executive officer and 25% by the Company’s general counsel.

During the three months years ended March 31, 2018 and 2017, the Company recorded revenue for sales to shareholders in the amount of $25,128 and $21,577, respectively. For the three months ended March 31, 2018, one shareholder accounted for approximately 15% of Company revenue, a second shareholder accounted for approximately 10%, and, as a group, the sales to shareholders accounted for approximately 29% of Company revenues. These revenues are recorded as revenue, related party on the Company’s Condensed Consolidated Statements of Operations.

NOTE 11 – SEGMENT INFORMATION

The Company reports segment information that is consistent with the management and measurement system utilized within the Company. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable operating segments. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker (the chief executive officer) in determining how to allocate resources and evaluate performance. The accounting policies of the segments are the same as those described in Note 1, “Organization and Summary of Significant Accounting Policies”. The Company’s reportable operating segment consists of ACS. For the three months ended March 31, 2018 and 2017, ACS had $1,650 and $0, respectively, in revenue, an operating loss of $58,905 and $59,861, respectively, assets in the form of cash totaling $3,933 and $199,465, respectively, and liabilities in the form of accounts payable totaling $158,589 and $108,056, respectively. See Note 3.

NOTE 12 – DISCONTINUED OPERATIONS

As of March 31, 2018 and 2017, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011. See Note 1.

NOTE 13 – SUBSEQUENT EVENTS

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

This information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this quarterly report, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

Description of Business

Findex.com, Inc. is headquartered in Lake Park, Florida with its base of business operations co-located in the same facility. The Company’s operations are currently comprised of what are essentially two businesses that share substantial production-side overlap. The first, EcoSmart Surface and Coating Technologies (“EcoSmart”), was acquired by us in a merger in 2014 and centers around a proprietary line of specialty materials coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. It is the current driver of both operating overhead and revenue. EcoSmart is wholly-owned by us. The second, Advanced Cement Sciences, LLC (“ACS”) (formerly Advanced Nanofibers, LLC), is an engineered cement technology and products firm founded in mid-2016 and currently focused on globally marketing a line of proprietary admixtures to be used in the production of ultra-lightweight, ultra-high-strength concrete and high-performance stucco. We currently own a 31.06% minority interest in ACS, which, based on our being deemed the primary beneficiary thereof among equity holders under U.S. GAAP based on qualitative and quantitative factors, constitutes a variable interest entity for our reporting purposes the financial statements of which are required to be consolidated with our own. Despite our lack of corporate control over ACS, and its lack of meaningful revenue to date, it is a venture that our management has been and continues to be very actively involved in developing, and that is increasingly consuming a greater percentage of our financial and human resources, a trend management expects to continue into the foreseeable future.

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

Over time, EcoSmart intends to continue to develop itself in the strategic direction of becoming a leading manufacturer and marketer of high-tech specialty coatings.

ADVANCED CEMENT SCIENCES (VARIABLE INTEREST ENTITY)

Advanced Cement Sciences LLC (“ACS”), previously known as Advanced Nanofibers LLC, is a variable interest entity of which we owned a minority 31.06% interest at March 31, 2018. During the fourth quarter of 2016 management determined that, among equity holders, the Company was the primary beneficiary based on qualitative and quantitative factors, and has since been consolidating the entity in accordance with U.S. GAAP for purposes of our financial reporting. ACS is a Florida-based, engineered cement technology and products firm founded in September 2016 and currently focused on globally marketing a line of proprietary admixtures it has acquired the rights to and further internally developed to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco. The business of ACS has undergone a gradual but fundamental transformation since the second quarter of 2017 (following the negotiated withdrawal of one of its founding members) from having as its primary focus the development and enhancement of applied nanotechnologies to materials development generally, on the one hand, to the development, manufacturing and sales of very competitively-priced, premium-performance -concrete- and stucco-enhancing admixture products that rely on certain nanotechnologies, on the other.

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

Management Overview

A key focus of management during the three months ended March 31, 2018 centered on the Company’s continuing initiatives to explore and build relationships with potentially key strategic business partners, investors, and potential distributors and/or resellers of our EcoSmart coatings products. To varying degrees, these relationships were pursued in order to establish, further develop, and/or expand our EcoSmart market share within our most highly targeted verticals, including heavy machinery and equipment hardware, industrial and consumer HVAC equipment systems, hardscape products and interior flooring and tiling products. Throughout the three months ended March 31, 2018, management has been, as it has continued to be and expects for the foreseeable future to be, committed to securing and solidifying foundational relationships within each of these markets and intends to allocate a significant portion of Company financial and human resources accordingly.

For the three months ended March 31, 2018, management focused on marketing its two new product releases that complement our EcoSmart coating products. One of the products, Safety Clean, for example, is a daily cleaner/degreaser that greatly improves surface traction (“high traction,” according to the National Floor Safety Institute (NFSI), which has certified it), thereby providing added artillery in the battle against otherwise slippery floors. This product can be marketed as a maintenance package that maximizes the performance attributes associated with our hardscape and interior coating products. Management views Safety Clean as a product that is expected to result in recurring transactional revenue from our network of distributors and resellers.

The second new product release, V-Shield, is an internally developed product that is not only to be sold to our network of distributors and/or resellers of our EcoSmart coatings products, but, in addition, it is anticipated to be sold in retail contractor supply stores within the second quarter of 2018. V-Shield is a silicon-ceramic treatment designed to provide maximum protection to vinyl composition tile floors (“VCT”) against staining, microbial growth, and fading due to traffic and UV exposure. It restores the surfaces to near original color and gloss. V-Shield, unlike traditional VCT cleaning and maintenance wax-based products, is a single application ceramic coating that can last up to three years with minimal maintenance when used in conjunction with our Safety Clean product. Resilient flooring, such as VCT, is among the most widely used floor surfacing products throughout the US and can be found very commonly in facilities where there exists a premium on consistent cleanliness such as hospitals, doctor’s offices, large grocery store chains, public buildings, schools, etc. V-Shield not only saves time during the application, but also reduces the cost associated with the maintenance of VCT floors, which in high-traffic areas can require stripping and reapplication of wax every 3 to 4 months.

Although there can be no assurance, the combination of the contractor training program, the Safety Clean and V-Shield product releases, and the addition of one or more additional “white labeled” products are expected to increase our customer base as well as our revenues in the hardscape and interior tile and floor vertical markets.

In addition, following its obtaining of what is currently a minority 31.06% equity interest in ACS in September of 2016, the Company began allocating increasing amounts of its financial and human resources to the development of that business. The resource allocations throughout the three months ended March 31, 2018 in this regard centered primarily around technology development and testing, manufacturing, and related systems. Increasingly, allocations have broadened in scope to include strategic marketing and sales initiatives. Several accomplishments have been achieved through the allocation of the financial and human resources which include:

▪	a product delivery system, branded for the market as “AdPacks,” designed to dramatically simplify the process associated with mixing and preparing end-product, effectively rendering it mistake-proof. ACS’s “AdPacks,” named for their novel combining of the concrete industry admixture concept with that of a pre-mixed, ready-to-go package, contain a dense, viscous cake-mix style assortment of pre-measured and combined contents constituting a base product which, when combined on a production line or job site with cement, water and most commonly used concrete or stucco aggregates in accordance with provided instructions and supplemental videos, results in an end-product with notably superior characteristics for its particular purposes;

▪	an Ultra-Lightweight Design Formula AdPack which can be utilized by producers of concrete interior and exterior “manufactured stone” panels and veneers, architectural trim and decorative pieces (Product: ACS Ultra-Lightweight Design Formula AdPack);

▪	an Ultra-Lightweight Concrete Block Formula AdPack which can used by developers, contractors and builders (Product: ACS Ultra-Lightweight Block Formula AdPack); and

▪	an Ultra-High-Performance Stucco Formula AdPack which can be utilized by developers, contractors and builders who rely on ready-mix or mix-on-site concrete and stucco for pour-in-place and tilt-up construction projects they develop, manage, and build (Product: Ultra-High-Performance Stucco Formula AdPack).

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

Finally, during the three months ended March 31, 2018, and across the board, management remained focused on three primary areas identified as keys to the near-term viability, growth and prosperity of the Company. One area is revenue generation, as effected through the formalization of various distribution and licensing relationships that the Company has been pursuing over time, the two new product releases as well as the “white labeling” of third-party manufactured products. A second area is the maximization of cash flow and return on existing assets, as effected through the refinement of internal production operations and throughput efficiencies. A third area is corporate finance, and specifically the raising of capital necessary to bridge shortfalls in available cash, for both operational and capital investment purposes, through to the point, if at all, at which working capital and cash reserve levels are sufficient to be self-sustaining.

At this time, near-term liquidity poses a continuous challenge to us and is expected to continue to do so for the foreseeable future. Moreover, the need to find ways to stretch our very limited economic resources places ongoing strains on our very limited human resources.

Results of Operations for Quarters Ending March 31, 2018 and March 31, 2017

Statements of Operations for Three Months Ended March 31,	2018	2017	Change
Net revenues	$86,173	$66,568	$19,605
Cost of sales	(22,888)	(20,285)	(2,603)
Gross profit	63,285	46,283	17,002
Sales, marketing and general and administrative expenses	(248,625)	(237,834)	(10,791)
Research and development	(64,561)	(88,471)	23,910
Total operating expenses	(313,186)	(326,305)	13,119
Loss from operations	(249,901)	(280,022)	30,121
Other expenses, net	(60,773)	(46,348)	(14,425)
Loss before income taxes	(310,674)	(326,370)	15,696
Income tax (provision)	—	—	—
Net loss from operations	$(310,674)	$(326,370)	$15,696
Loss attributable to non-controlling interest	40,609	45,566	(4,957)
Net loss attributable to Findex.com, Inc.	$(270,065)	$(280,804)	$10,739

The differing results of operations are primarily attributable to the following for the three months ended March 31, 2018:

▪	an increase in net revenues resulting from increasing sales of our products in each of our heavy machinery and equipment vertical, and our industrial and consumer HVAC equipment systems;
▪	an increase in our general and administrative costs resulting from an increase in total personnel costs stemming from the expansion of our staff coupled with our increased reliance on the use of outside contractors, in each case based on operational growth for both EcoSmart and ACS;
▪	a year over year decrease in research and development following a strategic reduction in our ACS outside contracting workforce; and
▪	an increase in interest expense due to an increase in total outstanding indebtedness resulting from our having issued a number of medium-term notes during the last two years as part of our capital-raising initiatives.

Although there can be no assurance, in future periods, we anticipate an increase in overall Company revenues as well as an increase in overall sales, marketing and general and administrative expenses due to our anticipated growth and expansion in certain vertical markets.

Revenues

					Change
Revenues from Operations for Three Months Ended March 31,	2018	% to Sales	2017	% to Sales	$	%
Revenues	$61,045	71%	$44,991	68%	$16,054	36%
Revenues related parties	25,128	29%	21,577	32%	3,551	16%
Gross Revenues	86,173	100%	66,568	100%	19,605	29%
Less estimated sales returns and allowances	—	0%	—	0%	—	0%
Net revenues	$86,173	100%	$66,568	100%	$19,605	29%

The differing results of our net revenues are primarily attributable to the following for the three months ended March 31, 2018:

▪	an increase in net revenues resulting from increasing sales of our products in our heavy machinery and equipment vertical and our industrial and consumer HVAC equipment products; and
▪	an increase in net revenues to related parties resulting from increasing sales of our interior flooring products to one particular related party.

For the three months ended March 31, 2018, one shareholder/related party accounted for approximately 15% of our revenue, a second shareholder/related party accounted for 11% of our revenue and, as a group, the sales to shareholders/related parties accounted for approximately 29% of our revenues. Although there can be no assurance, we anticipate an increase in overall Company revenues in future periods as we continue to pursue a variety of vertical markets that management has been targeting over the past year as near-term opportunities for revenue growth as well as the introduction of new products.

Cost of Sales

					Change
Cost of Sales for Three Months Ended March 31,	2018	% of Sales	2017	% of Sales	$
Direct costs	$17,148	20%	$13,235	20%	$3,913
Royalties	540	1%	2,141	3%	(1,601)
Freight-out	5,200	6%	4,909	7%	291
Cost of sales	$22,888	27%	$20,285	30%	$2,603

Cost of sales consists primarily of direct costs, royalties accrued to providers of intellectual property, and the costs associated with reproducing, packaging, and shipping our products. The overall decrease in cost of sales as a percentage of net revenues for the three months ended March 31, 2018 is attributable to a decrease in accrued royalty obligations due to a corresponding decrease in sales of products carrying a relatively high royalty obligation as well as an adjustment to royalties previously accrued in error. The net real dollar increase in the cost of sales for the three months ended March 31, 2018 was due to the net increase in our inventory of raw materials at the end of the period.

Into the immediate and near-term, if not also beyond, we anticipate that our direct costs are likely to increase in real dollar terms based on escalating sales volume coupled with the likelihood of an inability to make material purchases in bulk at meaningfully discounted rates due to cash restraints. Though there can be no assurance that our cash position and financial condition will improve over time, if it does, we intend to take advantage of bulk purchasing opportunities at discounted rates. More generally, we anticipate that our cost of sales will increase in the future in direct proportion to increases in top line growth.

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Operations for Three Months Ended March 31,	2018	% of Sales	2017	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$1,930	2%	$823	1%	$1,107	135%
Sales commissions	957	1%	2,627	4%	(1,670)	64%
Total sales and marketing	2,887	3%	3,450	5%	(563)	16%
Personnel costs	164,795	191%	133,568	201%	31,227	23%
Research and development	64,561	75%	88,471	133%	(23,910)	27%
Professional fees	37,384	43%	35,815	54%	1,569	4%
Travel and entertainment costs	10,288	12%	12,768	19%	(2,480)	19%
Rent	10,427	12%	18,825	28%	(8,398)	45%
Other general and administrative costs	22,844	27%	33,408	50%	(10,564)	32%
Total general and administrative	310,299	360%	322,855	485%	(12,556)	4%
Total sales, marketing, general and administrative	$313,186	363%	$326,305	490%	$(13,119)	4%

Our research and development costs consist of direct production costs, including labor directly associated with the development of products and/or projects and outside consultants, as well as indirect costs, including those associated with facilities leasing and related overhead. For labor costs and costs of outside consultants, we record the research and development costs as a reduction against either personnel costs or contract services. For facilities leasing related expenses, we record the research and development costs as a reduction against rent. For the three months ended March 31, 2018, we reclassified to research and development approximately $27,000 from total personnel costs and approximately $4,000 from rent. Comparatively, for the three months ended March 31, 2017, we reclassified to research and development approximately $38,000 from total personnel costs and approximately $9,000 from rent.

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the three months ended March 31, 2018:

▪	an overall decrease in advertising and direct marketing resulting from a decrease in sales commissions attributable to a reduction in our sales force during the three months ended March 31, 2018, and this despite an increase in our sales and direct marketing due to our having engaged a graphic artist to help us with the branding of our two new product releases, Safety Clean and V-Shield;
▪	an overall increase in total personnel costs, after adjustments of reclassified wages for research and development, stemming from a required increase in our staff and use of outside contractors based on operational growth in relation to both EcoSmart and ACS;
▪	a decrease in research and development as we had only a single outside contractor working on development projects for ACS following certain strategic changes in the direction of that business;
▪	an increase in professional services resulting mainly from an increase in independent business development contracting services;
▪	a decrease in travel and entertainment expenses due to fewer trips being needed to continue our initiatives surrounding the continued development of ACS; and
▪	a decrease in rent for the three months ended March 31, 2018 due to (i) our having temporarily rented out a portion of our Lake Park facility to a customer of ACS, and (ii) adjustments of reclassified rent for research and development due to space utilized and dedicated specifically to ACS’s research and development operations.

For the immediate future, and although there can be no assurance, we would anticipate that our sales, marketing, general and administrative costs will increase in the future in direct proportion to top line growth.

Income Taxes

As of March 31, 2018 and December 31, 2017, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” accounting criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine at some point that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes raw materials procurement, production personnel, service applications personnel, the ongoing internal development of new products and expansion and upgrade of existing products, marketing and sales, and executive salaries and insurance benefit obligations. Cash generated through our current operations may not prove sufficient to sustain such operations, and our pursuit of an aggressive growth plan, as currently exists, will likely require funding from outside sources. (See Note 2 – Going Concern.) Funding from outside sources may include but is not limited to the pursuit of other financing options such as commercial loans or public or private sales of securities, including common stock, preferred stock and/or convertible notes or debentures. The Company’s cash on hand as of March 31, 2018 was insufficient to support our operations for the next twelve months.

Working Capital	March 31, 2018	December 31, 2017
Current assets	$46,031	$50,721
Current liabilities	$3,806,593	$3,593,285
Accumulated deficit	$7,976,117	$7,706,052

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no assurance of it remaining manageable.

Cash Flows for Three Months Ended March 31,	2018	2017	Change	%
Cash flows used in operating activities	$(83,179)	$(220,746)	$137,567	62%
Cash flows provided by financing activities	$80,000	$330,500	$(250,500)	76%

Net cash used in operating activities for the three months ended March 31, 2018 and 2017 consisted mainly of payments for personnel/contractors, inventory purchases, vendor payments and other operating expenses.

For the three months ended March 31, 2018, cash provided by financing activities was mainly the result of proceeds from the sale of common stock as well as proceeds from the sale of convertible notes. Comparatively, cash provided by financing activities for the three months ended March 31, 2017 was primarily the result of cash proceeds from the sale of common stock as well as the sale of an equity interest in ACS. As an offset to the cash provided for the three months ended March 31, 2017, we also made certain payments towards retirement of various notes payable.

Financing

Given practical considerations, we believe that our ability to meaningfully pursue our business plan in the immediate term will depend on the availability of working capital, the precise amount of which is uncertain as the date of this annual filing on Form 10-Q given certain variables surrounding our ability to generate funds internally, including through both sales of product and/or territorial product distributorships, on the EcoSmart side of our business, and through distributions, on the ACS side. To the extent that it becomes necessary to access funds through a public or private sales of securities, as we have been doing and expect to continue to have to do for the foreseeable future, this is likely to be pursued through one or more offerings involving common stock, preferred stock and/or convertible notes or debentures. In connection with any such financings, it may become necessary given market conditions and the unavailability of alternative options for us to issue additional shares of our common stock or securities exchangeable for shares of our common stock, including but not limited to convertible preferred stock or convertible notes or debentures containing so-called “floorless convertible” provisions that can be, and often are, extremely dilutive to existing stockholders upon conversion. Any such issuances, as well as any related issuances of common stock or other purchase warrants, would likely have the effect of depressing the market price of our common stock and diluting the interests of our common stockholders, potentially very significantly. (See Note 10 – Related Party Transactions.)

No attempt has been made for many years to secure any bank or other secured financing due to management’s practical conclusion that it would be an unproductive allocation of human resources given our historic revenue and cash flow levels, internal financial ratios, and negative working capital position. We do not expect any change in this status for the foreseeable future.

Discontinued Operations

As of March 31, 2018 and 2017, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q March 31, 2018, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2018, and to the best knowledge of our officers and directors, there were no pending material legal proceedings to which we were a party and we were not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Price per share	Consideration	Footnotes
Common Stock Issuances
Sale of Common Shares for Cash
For the Three Months Ended March 31, 2018	Restricted Common Stock	Private Purchasers	5,000,000	$0.010	$50,000	1

Issuance of Common Shares for Amounts Owed
For the Three Months Ended March 31, 2018	Restricted Common Stock	Independent Consultant	2,900,000	$0.010	$29,000	2

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

(2) This subscription by an independent consultant was part of a private offering of securities. The purchase price was $0.01 per share, which represented a total value of $29,000, and all of which was paid for in exchange for the amounts owed to the independent consultant for business development services previously performed for the benefit of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

For the period ended March 31, 2018, we are in default under a certain unsecured term note to a former shareholder in the total amount of approximately $55,000. The arrearage as of such date was $28,783, plus interest. In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest. In addition, we are in default under a certain unsecured term note to a current shareholder in the total amount of $300,000 plus interest as well as a convertible note payable in the amount of $50,000 to a related party investor.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2018, there were no reportable events under this Item 5.

ITem 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

No.	Description of Exhibit
2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

2.2	Agreement and Plan of Merger by and among Findex.com, Inc., EcoSmart Acquisition Corp. EcoSmart Surface & Coating Technologies, Inc., and The Renewable Corp. dated July 23, 2014, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 29, 2014.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

4.1	Certificate of Designation of FIND Series MX Convertible Preferred Stock dated June 30, 2014, incorporated by reference to Exhibit 4.1 on Form 8-K filed July 29, 2014.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10	Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28	Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2012.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Binding Letter of Intent between Findex.com, Inc. and the Renewable Corporation dated October 29, 2013, incorporated by reference to Exhibit 10.38 on Form 8-K filed on November 4, 2013.

10.39	Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

10.40	Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

10.45	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Bo Inge Hakan Gimvang dated March 3, 2015, incorporated by reference to Exhibit 10.45 on Form 10-K filed on April 15, 2015.

10.46	Loan Modification Agreement and Promissory Note dated March 2, 2015, incorporated by reference to Exhibit 10.46 on Form 10-K filed on April 15, 2015.

10.47	Business development consulting agreement by and among Findex.com, Inc. and J.N.B., LLC. dated November 10, 2015, incorporated by reference to Exhibit 10.47 on Form 10-Q filed on November 16, 2015.

10.48	Manufacturing and distribution joint venture agreement by and among Findex.com, Inc. and Nanotech Materials LLC dated August 17, 2016.

10.49	Operating agreement by and among Findex.com, Inc. and Advanced Nanofibers LLC dated September 14, 2016.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated May 21, 2018. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 21, 2018. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: May 21, 2018	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)