Form 10-Q
period 2018-06-30
FINDEX COM INC
filed 2018-08-22
CIK 1089061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At August 22, 2018 the registrant had outstanding 533,851,417 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$55,379	$3,179
Accounts receivable, net	10,806	19,197
Inventories, net	23,083	18,657
Other current assets	7,946	9,688
Total current assets	97,214	50,721
Property and Equipment, net	9,454	12,557
Intangible Assets, net	238,092	261,849
Total assets	$344,760	$325,127

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$612,560	$406,683
Accounts payable, related parties	46,155	41,941
Accrued royalties	70,504	69,131
Accrued payroll	144,155	89,769
Notes payable	328,783	328,783
Notes payable, convertible	25,000	25,000
Notes payable, related parties	47,000	27,000
Notes payable, related parties, convertible	2,129,425	2,059,425
Contract liability	99,722	—
Other current liabilities	560,892	431,185
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	4,178,564	3,593,285
Commitments and Contingencies (Note 9)
Stockholders’ Deficit:
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- shares issued and outstanding	—	—
Common stock, $.001 par value
900,000,000 shares authorized,
533,851,417 and 525,951,417 shares issued and outstanding, respectively	533,851	525,951
Additional paid-in capital	4,263,289	4,167,189
Accumulated deficit	(8,295,612)	(7,706,052)
Total Findex.com, Inc. stockholders’ deficit	(3,498,472)	(3,012,912)
Consolidated investee, non-controlling interest	(335,332)	(255,246)
Total stockholders’ deficit	(3,833,804)	(3,268,158)
Total liabilities and stockholders’ deficit	$344,760	$325,127

See accompanying notes to condensed consolidated financial statements.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017

Revenues, net		$61,967		$70,649		$123,012		$115,640
Revenues related parties, net		29,652		27,510		54,780		49,087
Total revenues		91,619		98,159		177,792		164,727
Cost of sales		25,567		35,566		48,455		55,851
Gross profit		66,052		62,593		129,337		108,876
Other operating expenses:
Sales and marketing expenses		7,846		4,503		10,733		7,953
Professional fees		39,200		33,700		76,584		69,515
Personnel costs (net of research and development direct labor costs)		165,039		136,566		329,834		270,134
Research and development		71,536		101,907		136,097		190,378
Rent		12,507		6,708		22,934		25,533
Other general and administrative expenses		42,926		52,988		76,058		99,164
Total operating expenses		339,054		336,372		652,240		662,677
Loss from operations		(273,002)		(273,779)		(522,903)		(553,801)
Interest expense		(85,970)		(47,447)		(146,743)		(93,795)
Net loss before income taxes		(358,972)		(321,226)		(669,646)		(647,596)
Income tax provision		—		—		—		—
Net loss		(358,972)		(321,226)		(669,646)		(647,596)
Net loss attributable to non-controlling interest		39,477		55,207		80,086		100,773
Net loss attributable to Findex.com, Inc.		$(319,495)		$(266,019)		$(589,560)		$(546,823)
Basic & diluted net loss per share	$	---	$	---	$	---	$	---

Basic & diluted weighted average common shares outstanding		533,851,417		509,590,502		532,527,107		502,437,806

See accompanying notes to condensed consolidated financial statements.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2018		For the Six Months Ended June 30, 2017

Cash flows from operating activities:
Net Loss		$(669,646)		$(647,596)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation		3,103		9,239
Amortization		23,757		23,756
Amortization of debt discount		25,000		—
Stock issued for services		—		22,585
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable		8,391		(28,683)
(Increase) decrease in inventory		(4,426)		2,716
Decrease in other current assets		1,742		1,947
Increase in accounts payable and accrued expenses		524,279		185,800
Net cash used in operating activities		(87,800)		(430,236)

Cash flows from investing activities:		—		—

Cash flows from financing activities:
Proceeds from sale of common stock		50,000		227,999
Proceeds from issuance of notes payable, related parties		20,000		—
Proceeds from issuance of convertible notes payable, related parties		70,000		—
Proceeds from sale of interest in variable interest entity		—		200,000
Payments made on notes payable		—		(7,500)
Net cash provided by financing activities		140,000		420,499
Net increase (decrease) increase in cash and cash equivalents		52,200		(9,737)
Cash and cash equivalents, beginning of period		3,179		108,035
Cash and cash equivalents, end of period		$55,379		$98,298

Supplemental cash flow information:
Interest paid	$	---	$	---
Cash paid for income taxes	$	---	$	---

Schedule of Non-Cash Investing and Financing Activities:
Issuance of common stock as consideration for accounts payable		$29,000	$	---

See accompanying notes to condensed consolidated financial statements.

Findex.com, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Findex.com, Inc. (“Findex”) was incorporated under the laws of the State of Nevada on November 7, 1997, and is headquartered in Lake Park, Florida with its base of business operations co-located in the same facility. The Company is currently comprised of EcoSmart and a consolidated variable interest entity, Advanced Cement Sciences, LLC (formerly Advanced Nanofibers, LLC). EcoSmart has historically been the driver of both operating overhead and revenue. EcoSmart was acquired by the Company in a merger in 2014 and centers around a proprietary line of specialty materials coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. Advanced Cement Sciences LLC (“ACS”) is a variable interest entity of which the Company owned a minority 31.06% interest at June 30, 2018 and, for accounting purposes under Financial Accounting Standards Board (“FASB”) guidelines, is considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. ACS is a Florida-based, engineered cement technology and products firm founded in mid-2016 and currently focused on globally marketing a line of proprietary admixtures to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco. Despite the Company’s lack of corporate control over ACS, and ACS’s lack of revenue to date, it is a venture that the Company’s management has been and continues to be very actively involved in developing, and that is increasingly consuming a greater percentage of the Company’s financial and human resources, a trend management expects to continue into the foreseeable future.

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

ADVANCED CEMENT SCIENCES (VARIABLE INTEREST ENTITY)

ACS is a variable interest entity of which the Company owned a minority 31.06% interest at June 30, 2018 and, for accounting purposes under FASB guidelines, is considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. ACS is a Florida-based, engineered cement technology and products firm founded in September 2016 and currently focused on globally marketing a line of proprietary admixtures it has acquired the rights to and further internally developed to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco. The business of ACS has undergone a gradual but fundamental transformation since the second quarter of 2017 (following the negotiated withdrawal of one of its founding members) from having as its primary focus the development and enhancement of applied nanotechnologies to materials development generally, on the one hand, to the development, manufacturing and sales of very competitively-priced, premium-performance -concrete- and stucco-enhancing admixture products that rely on certain nanotechnologies, on the other. Specifically, ACS views its products as having the capability to substantially improve the net economics of any business:

▪	building or making products from concrete or stucco;
▪	where there is additional economic value to be mined by using a concrete or stucco that has either:
	▪	a substantially increased per unit strength than that currently being used,
	▪	a substantially reduced per unit weight/density, or
	▪	both.

At June 30, 2018, ACS was owned and controlled approximately 93% by its remaining two founding members, the Company and Nanotech Fibers, LLC, each of which have been actively involved in its development to date. Although it is still in the earliest stage of products commercialization and revenue development, the Company’s management team and certain members of the Company’s operations personnel devote a very significant and growing percentage of their working time to the business of ACS. The Company’s president and chief executive officer, Steven Malone, serves as a managing member of ACS.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries (Reagan Holdings, Inc., Findex.com, Inc. Delaware, and ESCT Acquisition Corp.), and the accounts of ACS, a Florida limited liability company and variable interest entity, of which the Company has been deemed the primary beneficiary. As of June 30, 2018, the Company owns a non-controlling, minority interest of 31.06% in ACS. All inter-company balances and transactions have been eliminated in consolidation.

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

INTANGIBLE ASSETS OTHER THAN GOODWILL

The Company’s intangible assets consist of patents and patents pending acquired from third parties, and are recorded at cost. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350-30, General Intangibles Other Than Goodwill, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives, generally three to ten years. All intangible assets are tested for impairment annually during the fourth quarter. For the six months ended June 30, 2018 and 2017, the Company did not recognize any impairment expense related to intangible assets.

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

Distribution Rights

The Company at times may derive part of its revenue from the sale of distribution rights within a designated territory for a period of time. Licenses for an exclusive territory provides a single distributor with the right to use and sell the distribution rights within the specified designated territory for a specified time period. The determination of when the Company recognizes revenue is based on whether the distribution rights transfers to the distributor at (i) a point in time or (ii) over time. Furthermore, the Company needs to determine in accordance with ASC 606 if the distribution rights is (i) functional intellectual property that has significant standalone functionality or is (ii) symbolic intellectual property that requires ongoing activities from the Company. In June 2018, the Company received an advanced payment in the amount of $100,000 from the sale of distribution rights within a designated territory for a period of time of thirty years to a distributor. The Company determined that the associated revenue would be recognized over the period of thirty years as the agreement for the sale of the distribution rights also called for the Company to continue to produce the product for the distributor over the term of the agreement. Therefore, the distribution rights was deemed to be symbolic intellectual property in accordance with ASC 606 as it requires ongoing activities from the Company. For the six months ended June 30, 2018, the Company recognized contract liability in the amount of $99,722 and revenue in the amount of $278 from such sale of distribution rights.

RESEARCH AND DEVELOPMENT

The Company’s research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, the Company records the research and development costs as a reduction against either personnel costs or professional fees. For facilities leasing related expenses, the Company records the research and development costs as a reduction against rent. For the six months ended June 30, 2018 and 2017, the Company recognized $136,097 and $190,378, respectively, in research and development costs.

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

The calculations of net loss per share for the six months ended June 30, 2018 and 2017 excluded the impact of the following potential common shares as their inclusion would be anti-dilutive.

For the Six Months Ended June 30	2018	2017
Shares Issuable Upon Conversion of Outstanding Convertible Notes Payables	280,003,944	237,357,596
Total weighted average anti-dilutive potential common shares	280,003,944	237,357,596

DISCONTINUED OPERATIONS

As of June 30, 2018 and 2017, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011. See Note 12.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. However, as of June 30, 2018, the Company had negative working capital of $4,081,350 and had an accumulated deficit of $8,295,612. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken several actions in an attempt to mitigate this risk. These actions include capital raising initiatives involving the issuance of equity and/or notes payable to investors, as well as cash conservation initiatives involving the issuance of equity and/or notes payable to employees and related parties. The accompanying consolidated financial statements do not include any adjustments related to these uncertainties. See Note 12.

NOTE 3 – CONSOLIDATED VARIABLE INTEREST ENTITY

The FASB authoritative guidance on consolidation requires the “primary beneficiary” of a variable interest entity (a “VIE”) to consolidate that entity. The “primary beneficiary” of a VIE, for this purpose, is a company that has a controlling financial interest in the VIE without any corresponding voting rights control. A controlling financial interest in this regard exists when a company is determined to have both the power to direct the activities that most significantly impact a VIE’s economic performance, on the one hand, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE, on the other. The Company is one member, among others, of a Florida based, engineered cement technology and products firm, ACS. This firm was formed by the participants for the purpose of focusing on globally marketing a line of proprietary admixtures it has acquired the rights to and further internally developed to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco. Having been involved in the formation of ACS in September 2016, the Company determined during the fourth quarter of 2016 that it was the primary beneficiary of ACS, among the equity participants, based on qualitative and quantitative criteria. Among other factors, and more specifically, it was determined that the equity investors in ACS do not, and are not obligated to, provide sufficient financial resources for the entity to support itself in terms of day-to-day research and development activities. However, the Company has provided financial support that is disproportionate to its equity interest, and the Company’s management was involved in the organization of the entity. Therefore, a VIE is to be consolidated by the Company if and when the Company holds a majority of the variable interests in the entity and is thus subject to a majority of the risk of loss from the VIE’s activities. For the six months ended June 30, 2018, the Company provided the financial resources in the amount of $109,430, as support for ACS’s day-to-day research and development activities. See Note 1.

The carrying value of the assets and liabilities of ACS which are included in the Company’s unaudited condensed consolidated financial statements are as follows:

	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$3,438	$4,053
Accounts receivable, net	3,441	—
Total current assets	6,879	4,053
Total assets	$6,879	$4,053

Liabilities and Members’ Deficit
Current Liabilities:
Due to Findex.com, Inc.	$213,418	$94,425
Accounts payable	5,379	5,379
Total current liabilities	218,797	99,804
Stockholders’ equity:
Members' investment	263,020	263,020
Accumulated deficit	(474,938)	(358,771)
Total members’ deficit	(211,918)	(95,751)
Total liabilities and members’ deficit	$6,879	$4,053

Net loss	$(116,167)	$(306,021)

For the six months ended June 30, 2018, ACS had no changes in its equity structure. For the year ended December 31, 2017, ACS sold equity in the company for $200,000 in cash to a new equity member, gained $1,000 in equity back as one of the four original investors withdrew from involvement with ACS, and sold additional equity in the amount of $60,000 to a new equity member for services previously provided to ACS. The following schedule illustrates the effect of such changes and shows the changes in the Company’s ownership interest in ACS on the Company’s equity.

Findex.com, Inc.
Net Income Attributable to Findex.com, Inc. and
Transfers from the Non-Controlling Interest
Six Months Ended June 30,

	2018	2017
Net loss attributable to Findex.com, Inc.	$(589,560)	$(546,823)
Transfers from the non-controlling interest
Increase in Findex.com, Inc.'s paid-in capital for sale of interest in Variable Interest Entity	—	259,000
Net transfers from non-controlling interest	—	259,000
Change from net income attributable to Findex.com, Inc. shareholders and transfers from non-controlling interest	$(589,560)	$(287,823)

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials	$23,369	$19,342
Finished goods	1,214	1,165
Reserve for obsolete inventory	(1,500)	(1,850)
Inventories	$23,083	$18,657

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2018	December 31, 2017
Office equipment	$3,466	$3,466
Warehouse equipment	76,339	76,339
Computer equipment	8,708	8,708
Research lab	10,334	10,334
Office fixtures	3,750	3,750
Less: accumulated depreciation	(93,143)	(90,040)
Property and equipment	$9,454	$12,557

For the six months ended June 30, 2018 and 2017, the Company recorded depreciation expense of $3,103 and $9,239, respectively.

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

The Company’s intangible assets, net of accumulated amortization consisted of the following:

Patents and/or software licenses, net	June 30, 2018	December 31, 2017
Cost	$697,955	$697,955
Amortization	(459,863)	(436,106)
Net intangible assets	$238,092	$261,849

	June 30, 2018	December 31, 2017
Beginning balance for total intangible assets	$261,849	$309,363
Amortization	(23,757)	(47,514)
Intangible assets	$238,092	$261,849

The Surface Modification Technologies assets include a patent, a patent pending, trade secret technology, instructions, manuals and materials on certain manufacturing processes and know-how. For the six months ended June 30, 2018 and 2017, the Company recorded amortization expense of $23,757 and $23,756, respectively. See Note 1.

As of June 30, 2018, the future amortization for the next five years for the Company’s intangible assets consist of the following:

Year	Anticipated Amortization
2018	$23,756
2019	47,513
2020	47,513
2021	47,513
2022	47,513
Thereafter	24,284
Total anticipated amortization of intangible assets	$238,092

NOTE 7 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTIES

At June 30, 2018 and December 31, 2017, notes payable consisted of the following:

	June 30, 2018	December 31, 2017
Notes payable	$328,783	$328,783
Notes payable, convertible	25,000	25,000
Notes payable, related parties	47,000	27,000
Notes payable, related parties, convertible	2,129,425	2,059,425
Total	$2,530,208	$2,440,208

NOTES PAYABLE

Notes payable consisted of the following:

		June 30, 2018	December 31, 2017
Note payable to a former shareholder, past due as of January 2012, together with accrued interest at 5% APR and interest on overdue principal accruing at 10% APR.	(a)	$28,783	$28,783
Note payable to a shareholder, past due as of August 1, 2015, together with accrued interest at 10% APR.	(b)	300,000	300,000
Total		$328,783	$328,783

As of June 30, 2018, the Company was out of compliance with the contractual payment terms with an unsecured term note payable (a) to a former shareholder, and a separate unsecured term note payable (b) to a current shareholder.

NOTES PAYABLE, CONVERTIBLE

Notes payable, convertible consisted of the following:

		June 30, 2018	December 31, 2017
Note payable to an investor due as of January 20, 2018, together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(a)	$25,000	$25,000
Total		$25,000	$25,000

NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following:

		June 30, 2018	December 31, 2017
Note payable to the Company’s general counsel (also a shareholder), due November 10, 2017.	(a)	$7,000	$7,000
Note payable to an independent contractor (also a shareholder), which note payable was due December 3, 2017.	(b)	10,000	10,000
Note payable to an independent contractor (also a shareholder), which note payable was due December 20, 2017.	(c)	10,000	10,000
Note payable to an independent contractor (also a shareholder), which note payable was due March 16, 2018.	(d)	10,000	—
Note payable to an independent contractor (also a shareholder), which note payable was due June 22, 2018.	(e)	10,000	—
Total		$47,000	$27,000

At June 30, 2018, the Company was out of compliance with the contractual payment terms with the unsecured term note payable (a) to the Company’s general counsel, also a shareholder, and on the unsecured term note payables (b), (c), (d) and (e) to an independent contractor, also a shareholder.

NOTES PAYABLE, RELATED PARTIES, CONVERTIBLE

Notes payable, related parties, convertible consisted of the following:

		June 30, 2018	December 31, 2017
Note payable to a company controlled by an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(a)	$60,000	$60,000
Note payable to the Company’s general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(b)	150,000	150,000
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(c)	30,000	30,000
Note payable to the Company’s general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(d)	120,000	120,000
Note payable to the Company’s general counsel (also a shareholder), due on demand together with accrued interest at 12% APR, and convertible at $0.008 per share of common stock.	(e)	10,000	10,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due November 13, 2018 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(f)	100,000	100,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 4, 2017 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(g)	50,000	50,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 18, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(h)	100,000	100,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due May 12, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(i)	50,000	50,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due June 7, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(j)	200,000	200,000
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due July 28, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(k)	300,000	300,000
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(l)	55,500	55,500
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(m)	20,500	20,500

Note payable to the Company’s president and chief executive officer (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(n)	349,329	349,329
Note payable to the Company’s controller who is also a shareholder, which note is due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(o)	134,604	134,604
Note payable to the Company’s vice president of research and development (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(p)	49,000	49,000
Note payable to an independent contractor (also a shareholder), which note payable is due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(q)	25,700	25,700
Note payable in the name of a son of an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.005 per share of common stock.	(r)	20,000	20,000
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.015 per share of common stock.	(s)	28,500	28,500
Note payable to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.015 per share of common stock.	(t)	9,500	9,500
Note payable to the Company’s president and chief executive officer (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.015 per share of common stock.	(u)	87,532	87,532
Note payable to the Company’s controller who is also a shareholder, which note is due on demand together with interest at 4.5% APR, and convertible at $0.015 per share of common stock.	(v)	28,010	28,010
Note payable to an independent contractor (also a shareholder), which note is due on demand together with interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(w)	81,250	81,250
Note payable to an investor (also a shareholder), which note is due on demand together with interest at 10% APR, and convertible at $0.01 per share of common stock.	(x)	20,000	—
Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due June 15, 2018 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(y)	50,000	—
Total		$2,129,425	$2,059,425

Notes (a), (c), (l) (r) and (s) reflect amounts due to a single outside director of the Company, who also is a shareholder, based on such director having (i) made certain vendor obligation payments directly on behalf of and for the benefit of the Company, (ii) having advanced certain funds to the Company at various dates for general working capital purposes, and (iii) having accrued director’s fees earned through June 30, 2017. In addition, the Company has recorded accounts payable, related parties, in the amount of $18,426 to the holder of notes (a), (c), (l) (r) and (s).

Notes (b) and (d) reflect payment obligations owed to the Company’s general counsel for legal services incurred by the Company for the years ended December 31, 2015 and 2014.

Note (e) reflects a convertible debt investment made by the Company’s general counsel to the Company.

Notes (f), (g), (h), (i), (j), (k) and (y) reflect amounts due to a certain related party investor and significant shareholder for convertible debt investments made from time to time as indicated.

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

Note (p) reflects amounts due to the Company’s former vice president of research and development, who is also a shareholder, for previously accrued wages.

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

For the six months ended June 30, 2018, the Company received proceeds from the issuance of notes payable to related parties in the amount of $20,000 and convertible notes payable to related parties in the amount of $70,000 (total $90,000). For the six months ended June 30, 2018, the Company recognized a debt discount of $25,000 associated with one note payable as it carried a beneficial conversion feature. This debt discount has been fully amortized to interest expense for the six months ended June 30, 2018. For the year ended December 31, 2017, the Company received proceeds from the issuance of notes payable to related parties in the amount of $27,000 and convertible notes payable to related parties in the amount of $234,792 (total $261,792).

At June 30, 2018, the Company was out of compliance with the contractual payment terms with the convertible note payable (g) and (y) to a related party investor.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

During the six months ended June 30, 2018, the Company sold 5,000,000 restricted shares of common stock at $0.01 per share for the total proceeds of $50,000. In addition, the Company granted 2,900,000 restricted shares of common stock at $0.01 in exchange for an amount owed ($29,000) to an independent consultant for business development services previously performed for the benefit of the Company.

COMMON STOCK WARRANTS

The Company did not issue warrants for the six months ended June 30, 2018 and 2017 and no warrants were exercised. As of June 30, 2018, there were no warrants outstanding.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the amount of potential liability the Company is likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect the Company’s financial condition.

In July 2014, the Company entered into an employment agreement with the Company’s president and chief executive officer. The agreement provides for a base annual salary of $162,500, a term of three (3) years, and contains a provision for an incentive-based cash bonus equal to one and one half percent (1.5%) of free cash flow (as calculated pursuant to a stated formula) up to a maximum of $500,000 for any single fiscal year. As of June 30, 2018, and December 31, 2017 no amounts for bonuses had been earned or accrued under this provision. In addition to the bonus provision and the annual base salary, the employment agreement provides for payment of previously accrued base salary in the amount of $90,572 and vested deferred vacation compensation in the amount of $12,501 as of June 30, 2018 and are included in accrued payroll. The agreement further provides for severance compensation equal to the then base salary until the expiration of the term of the agreement. There is no severance compensation in the event of voluntary termination or termination for cause. In May 2017, the Company’s board of director’s, including the compensation committee thereof, reviewed the employment agreement for Mr. Malone and extended the term thereof, otherwise due to expire on July 23, 2017, through July 23, 2020.

In March 2015, the Company entered into an employment agreement with our now former vice president of research and development. Among other terms and provisions, the employment agreement provided specific executive-level responsibilities for a term of 3 years, unless otherwise extended or terminated by either party, either for cause, without cause, due to disability or death, or voluntarily. During the term of the employment agreement, and in addition to certain benefits, expense coverage and severance compensation, our former vice president of research and development was entitled to a base annual salary of not less than $120,000, as well as a royalty of 5% of the gross revenue, net of returns, for all revenues generated by products relying on the intellectual property assigned to the Company. For the six months ended June 30, 2018 and the year ended December 31, 2017, the Company has made payments to a company owned by our former Vice President of Research and Development under these arrangements. As of June 30, 2018, the Company has accrued approximately $2,955 in accrued royalties under this agreement as well as $32,750 for previously accrued base salary. In January 2018, our now former vice president of research and development resigned. See Notes 7 and 10.

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

Total rent expense for the six months ended June 30, 2018 and 2017 for this facility, before adjustments of reclassified facilities cost for research and development, totaled $42,077 and $43,277, respectively.

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

As of June 30, 2018, one of the Company’s directors held five, separate convertible notes issued by the Company. These convertible notes reflect a portion of the aggregate amount that such outside director is owed by the Company for a combination of (i) certain vendor payments made by him on the Company’s behalf, (ii) cash previously advanced to the Company for working capital, and (iii) director’s fees earned through June 30, 2017. One of these notes, in the face amount of $60,000, was issued to a company controlled by the director, is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. Another of these notes, issued to the director personally, is in the face amount of $30,000, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. The third of these notes, also issued to the director personally, is in the face amount of $55,500, is due on demand, together with accrued interest at 4.5% and is convertible at $0.007 per share of common stock. The fourth note, issued in the name of the director’s son, is in the face amount of $20,000, is due on demand, together with accrued interest at 4.5% and is convertible at $0.005 per share of common stock. The fifth note, issued to the director personally, is in the face amount of $28,500, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock. See Note 7.

As of June 30, 2018, the Company’s general counsel held three convertible notes and one short-term note issued by the Company. One such note reflected an amount due for legal services provided for the year ended December 31, 2014 in the amount of $150,000. This note is payable by the Company on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. Another of these notes reflected an amount due for legal services provided for the year ended December 31, 2015 in the amount of $120,000. This note is similarly payable on demand, together with accrued interest at 4.5% APR, and is convertible at $0.007 per share of common stock. A third note is in the amount of $10,000, reflects funds advanced to the Company for working capital, is due on demand, together with accrued interest at 12% APR, and is convertible at $0.008 per share of common stock. The final note of $7,000 reflects funds advanced to the Company for working capital on the basis of a 15-day repayment obligation, which, as of the date of this annual report on Form 10-K, remains unsatisfied and outstanding. See Note 7.

As of June 30, 2018, the Company had issued a total of seven (7) convertible notes to a certain related party investor and significant shareholder. The first such note is in the amount of $100,000, is due on November 13, 2018, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The second such note is also in the amount of $100,000, is due on March 18, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The third such note is in the amount of $50,000, is due on May 12, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The fourth such note is in the amount of $100,000, is due on June 7, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The fifth such note is in the amount of $300,000, is due on July 28, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The sixth such note is in the amount of $50,000, is due on demand, together with interest at 10% APR, and is convertible at $0.01 per share of common stock. And the seventh such note is in the amount of $50,000, is due on June 15, 2018, together with interest at 10% APR, and is convertible at $0.01 per share of common stock. See Note 7.

As of June 30, 2018, one of the Company’s directors held two convertible notes issued by the Company. The first note, issued to the director personally for director’s fees earned through September 15, 2016, is in the face amount of $20,500, due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.007 per share of common stock. The second note, issued to the director for director’s fees earned through June 30, 2017, is in the face amount of $9,500, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock.

The Company accrued payroll earned, by related parties, during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively, in the total amount of $128,408 and $74,021 for the Company’s president and chief executive officer and controller.

As of June 30, 2018, the Company’s president and chief executive officer held two convertible notes issued by the Company. The first note represents previously accrued base salary earned through September 15, 2016 in the amount of $349,329, is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. The second note represents previously accrued base salary earned through June 30, 2017 in the amount of $87,532, is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock. See Note 7.

As of June 30, 2018, the Company’s controller held two convertible notes issued by the Company. The first note represents previously accrued base salary earned through September 15, 2016 in the amount of $134,604, is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. The second note represents previously accrued base salary earned through June 30, 2017 in the amount of $28,010, is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock. See Note 7.

As of June 30, 2018, the Company’s former vice president of research and development held one convertible note representing previously accrued base salary in the amount of $49,000. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

As of June 30, 2018, an independent contractor who had been the president of one of EcoSmart’s divisions prior to the merger with the Company, who is also shareholder of the Company, held one convertible note representing accrued earnings in the amount of $25,700. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

ACS is a variable interest entity of which the Company owned a minority 31.06% interest at June 30, 2018 and, for accounting purposes under FASB guidelines, is considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. The two controlling members of ACS include the Company and Nanotech Fibers LLC. The Company’s president and chief executive officer currently holds a 18.75% equity interest in Nanotech Fibers LLC through a closely-held, private Florida limited liability company, August Center Street Holdings LLC. August Center Street Holdings, LLC is owned 75% by the Company’s president and chief executive officer and 25% by the Company’s general counsel.

During the six months years ended June 30, 2018 and 2017, the Company recorded revenue for sales to shareholders in the amount of $54,780 and $49,087, respectively. For the six months ended June 30, 2018, one shareholder accounted for approximately 9% of Company revenue, a second shareholder accounted for approximately 4.5%, and, as a group, the sales to shareholders accounted for approximately 20% of Company revenues. These revenues are recorded as revenue, related party on the Company’s Condensed Consolidated Statements of Operations.

NOTE 11 – SEGMENT INFORMATION

The Company reports segment information that is consistent with the management and measurement system utilized within the Company. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable operating segments. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker (the chief executive officer) in determining how to allocate resources and evaluate performance. The accounting policies of the segments are the same as those described in Note 1, “Organization and Summary of Significant Accounting Policies”. The Company’s reportable operating segment consists of ACS. For the six months ended June 30, 2018 and 2017, ACS had $5,091 and $0, respectively, in revenue, an operating loss of $116,167 and $139,433, respectively, assets in the form of cash and accounts receivable totaling $6,879 and $96,492, respectively, and liabilities in the form of accounts payable totaling $218,797 and $84,655, respectively. See Note 3.

NOTE 12 – SUBSEQUENT EVENTS

On July 24, 2018, the Company received a demand notice from counsel representing a holder of a Company-issued promissory note (which holder is also a shareholder) in the amount of $300,000 plus accrued interest at 10% APR. As of August 22, 2018, the subject promissory note has been overdue for over three years. Although, pursuant to such notice, legal action has been threatened in connection with this matter, and there can be no assurance at this time of a favorable resolution that would allow the Company to avoid or delay enforcement against it of the amount due (the full $300,000 plus accrued interest at 10% APR), the Company is currently in the process of attempting to negotiate with such note holder to hold off for an indeterminate period on instituting legal proceedings aimed at enforcing collection from us of some or all of such amount.

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

Description of Business

Findex.com, Inc. is headquartered in Lake Park, Florida with its base of business operations co-located in the same facility. The Company’s operations are currently comprised of what are essentially two businesses that share substantial production-side overlap. The first, EcoSmart Surface and Coating Technologies (“EcoSmart”), was acquired by us in a merger in 2014 and centers around a proprietary line of specialty materials coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. It is the current driver of both operating overhead and revenue. EcoSmart is wholly-owned by us. The second, Advanced Cement Sciences, LLC (“ACS”) (formerly Advanced Nanofibers, LLC), is an engineered cement technology and products firm founded in mid-2016 and currently focused on globally marketing a line of proprietary admixtures to be used in the production of ultra-lightweight, ultra-high-strength concrete and high-performance stucco. We currently own a 31.06% minority interest in ACS, which, based on our being deemed the primary beneficiary thereof among equity holders under U.S. GAAP based on qualitative and quantitative factors, constitutes a variable interest entity for our reporting purposes the financial statements of which are required to be consolidated with our own. Despite our lack of corporate control over ACS, and its lack of meaningful revenue to date, it is a venture that our management has been and continues to be actively involved in developing, and that is increasingly consuming a greater percentage of our financial and human resources.

ECOSMART

Our core business is centered around a line of specialty industrial glass-based “smart surface” coatings that have a wide range of uses across each of the industrial, commercial, and household market segments and that are centered around a U.S. patented technology that, either on its own or when coupled with any of an array of available proprietary formula additives, offers a unique combination of beneficial surface properties that allow for a broad array of multi-surface and end-product applications. Among others, such applications include:

▪	Interior and Exterior Flooring and Tiling, Pavers and Hardscapes
▪	Heavy Construction Equipment/Vehicles
▪	Marine Commercial Fishing Vessels and Pleasure Watercrafts
▪	Industrial and Residential HVAC Equipment, Commercial Refrigeration Systems, and Power Generators
▪	Oil and Gas Drilling and Related Heavy Equipment

Over time, EcoSmart intends to continue to develop itself in the strategic direction of becoming a leading manufacturer and marketer of high-tech specialty coatings.

ADVANCED CEMENT SCIENCES (VARIABLE INTEREST ENTITY)

Advanced Cement Sciences LLC (“ACS”), previously known as Advanced Nanofibers LLC, is a variable interest entity of which we owned a minority 31.06% interest at June 30, 2018. During the fourth quarter of 2016 management determined that, among equity holders, the Company was the primary beneficiary based on qualitative and quantitative factors, and has since been consolidating the entity in accordance with U.S. GAAP for purposes of our financial reporting. ACS is a Florida-based, engineered cement technology and products firm founded in September 2016 and currently focused on globally marketing a line of proprietary admixtures it has acquired the rights to and further internally developed to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco. The business of ACS has undergone a gradual but fundamental transformation since the second quarter of 2017 (following the negotiated withdrawal of one of its founding members) from having as its primary focus the development and enhancement of applied nanotechnologies to materials development generally, on the one hand, to the development, manufacturing and sales of very competitively-priced, premium-performance -concrete- and stucco-enhancing admixture products that rely on certain nanotechnologies, on the other.

With its engineered and proprietary cement chemistry, ACS views its products as having the capability to improve the net economics of any business:

▪	building or making products from concrete or stucco;
▪	where there is additional economic value to be mined by using a concrete or stucco that has either:
	▪	a substantially increased per unit strength than that currently being used,
	▪	a substantially reduced per unit weight/density, or
	▪	both.

Although it is still in the earliest stage of products commercialization and revenue development, our management team and certain members of our operations personnel have devoted a significant percentage of their working time to the business of ACS. Our president and chief executive officer, Steven Malone, serves as a managing member of ACS.

Management Overview

A key focus of management during the six months ended June 30, 2018 centered on the Company’s continuing initiatives to explore and build relationships with potentially key strategic business partners, investors, and potential distributors and/or resellers of our EcoSmart coatings products. To varying degrees, these relationships were pursued in order to establish, further develop, and/or expand our EcoSmart market share within our most highly targeted verticals, including hardscape products, interior flooring and tiling products including vinyl composition tile floors (“VCT”), heavy machinery and equipment hardware, marine commercial fishing vessels and pleasure watercrafts, and industrial and consumer HVAC equipment systems. Throughout the six months ended June 30, 2018, management has been, as it has continued to be and expects for the foreseeable future to be, committed to securing and solidifying foundational relationships within each of these markets and intends to allocate a significant portion of Company financial and human resources accordingly.

For the six months ended June 30, 2018, management focused on continuing to market its two newer product releases that complement our EcoSmart coating products. One of the products, Safety Clean, is a daily cleaner/degreaser that greatly improves surface traction (“high traction,” according to the National Floor Safety Institute (NFSI), which has certified it), thereby providing added artillery in the battle against otherwise slippery floors. This product can be marketed as a maintenance package that maximizes the performance attributes associated with our hardscape and interior coating products. Management views Safety Clean as a product that is expected to result in recurring transactional revenue from our network of distributors and resellers.

The second product release, V-Shield, is an internally developed product that is not only to be sold to our network of distributors and/or resellers of our EcoSmart coatings products, but, in addition, it is anticipated to be sold in retail contractor supply stores by the end of the year 2018. V-Shield is a silicon-ceramic treatment designed to provide maximum protection to vinyl composition tile floors (“VCT”) against staining, microbial growth, and fading due to traffic and UV exposure. It restores the surfaces to near original color and gloss. V-Shield, unlike traditional VCT cleaning and maintenance wax-based products, is a single application ceramic coating that can last up to three years with minimal maintenance when used in conjunction with our Safety Clean product. Resilient flooring, such as VCT, is among the most widely used floor surfacing products throughout the US and can be found very commonly in facilities where there exists a premium on consistent cleanliness such as hospitals, doctor’s offices, large grocery store chains, public buildings, schools, etc. V-Shield not only saves time during the application, but also reduces the cost associated with the maintenance of VCT floors, which in high-traffic areas can require stripping and reapplication of wax every 3 to 4 months.

Although there can be no assurance, the combination of the contractor training program and the Safety Clean and V-Shield products are expected to increase our customer base as well as our revenues in the hardscape and interior tile and floor vertical markets.

Furthermore, for the six months ended June 30, 2018, management engaged the services of an independent research and development chemist to work on a number of product development projects to aid in the release of new and/or improved products within our current as well as new vertical markets for the year ended 2018 and beyond. The first development project focused largely on the marine industry. Within the marine industry there is a well-known issue of being able to find a ceramic coating that (i) lasts longer than six months but that (ii), and more importantly, does not yellow the treated surface over time. After extensive rounds of testing, including the utilization of a UV chamber for 300+ hours to ensure no yellowing effect, we concluded the development project with not only one product line but two silicon-ceramic coating product lines that each provides an array of benefits such as longer lasting protection from harsh environments (salt air and water), ease of cleaning, anti-corrosive and, more specifically, anti-yellowing. The first product line will be utilized within the marine industry for all types of boats including commercial fishing vessels and pleasure yachts on exterior and interior surfaces. The second product line will be employed in the heavy machinery and equipment industry, and it will eliminate any yellowing effect on white painted pieces of metal on heavy machinery and equipment all the while continuing to provide extreme resistance to chemical and other corrosive forces as well as color fading due to UV exposure/degradation. Both product lines are scheduled to be released to the market by the end of the third quarter 2018.

Following its obtaining of what is currently a minority 31.06% equity interest in ACS in September of 2016, the Company began allocating increasing amounts of its financial and human resources to the development of that business. The resource allocations throughout the six months ended June 30, 2018 in this regard centered primarily around technology development and testing, manufacturing, and related systems. Several accomplishments have been achieved through the allocation of the financial and human resources including (i) a product delivery system designed to simplify the process associated with mixing and preparing admix end-products and (ii) an ultra-high-performance stucco admix formula which can be utilized by developers, contractors and builders who rely on ready-mix or mix-on-site concrete and stucco for pour-in-place, tilt-up, insulated concrete forms (ICF) and/or traditional block construction projects they develop, manage, and build. However, ACS is yet to achieve any meaningful degree of sales traction for either of these product lines and, to date, sales have been very limited and deliberately targeted towards customers that view their use of the product as part of a series of final-stage, semi-pilot projects. Furthermore, steady efforts have to continue to be underway towards enabling ACS’s ability to systematically provide evidence of product compliance with existing building codes and related industrial standards within identified markets, as well as to readily demonstrate product workability and efficacy through showcase projects, positive customer experiences, and industry expert references and endorsements within such markets.

Finally, during the three months ended June 30, 2018, and across the board, management remained focused on three primary areas identified as keys to the near-term viability, growth and prosperity of the Company. One area is revenue generation, as effected through the formalization of various distribution and licensing relationships that the Company has been pursuing over time and the two new product releases. A second area is the maximization of cash flow and return on existing assets, as effected through the refinement of internal production operations and throughput efficiencies. A third area is corporate finance, and specifically the raising of capital necessary to bridge shortfalls in available cash, for both operational and capital investment purposes, through to the point, if at all, at which working capital and cash reserve levels are sufficient to be self-sustaining.

At this time, near-term liquidity poses a continuous challenge to us and is expected to continue to do so for the foreseeable future. Moreover, the need to find ways to stretch our very limited economic resources places ongoing strains on our very limited human resources.

Results of Operations for Quarters Ending June 30, 2018 and June 30, 2017

Statements of Operations for Six Months Ended June 30,	2018	2017	Change
Net revenues	$177,792	$164,727	$13,065
Cost of sales	(48,455)	(55,851)	7,396
Gross profit	129,337	108,876	20,461
Sales, marketing and general and administrative expenses	(516,143)	(472,299)	(43,844)
Research and development	(136,097)	(190,378)	54,281
Total operating expenses	(652,240)	(662,677)	10,437
Loss from operations	(522,903)	(553,801)	30,898
Other expenses, net	(146,743)	(93,795)	(52,948)
Loss before income taxes	(669,646)	(647,596)	(22,050)
Income tax (provision)	—	—	—
Net loss from operations	$(669,646)	$(647,596)	$(22,050)
Loss attributable to non-controlling interest	80,086	100,773	(20,687)
Net loss attributable to Findex.com, Inc.	$(589,560)	$(546,823)	$(42,737)

Statements of Operations for Three Months Ended June 30,	2018	2017	Change
Net revenues	$91,619	$98,159	$(6,540)
Cost of sales	(25,567)	(35,566)	9,999
Gross profit	66,052	62,593	3,459
Sales, marketing and general and administrative expenses	(267,518)	(234,465)	(33,053)
Research and development	(71,536)	(101,907)	30,371
Total operating expenses	(339,054)	(336,372)	(2,682)
Loss from operations	(273,002)	(273,779)	777
Other expenses, net	(85,970)	(47,447)	(38,523)
Loss before income taxes	(358,972)	(321,226)	(37,746)
Income tax (provision)	—	—	—
Net loss from operations	$(358,972)	$(321,226)	$(37,746)
Loss attributable to non-controlling interest	39,477	55,207	(15,730)
Net loss attributable to Findex.com, Inc.	$(319,495)	$(266,019)	$(53,476)

The differing results of operations are primarily attributable to the following for the three and six months ended June 30, 2018:

▪	an increase in net revenues resulting from increasing sales of our products in each of our heavy machinery and equipment vertical, and our industrial and consumer HVAC equipment systems;
▪	an increase in our general and administrative costs resulting from an increase in total personnel costs stemming from the expansion of our staff coupled with our increased reliance on the use of outside contractors, in each case based on operational growth for both EcoSmart and ACS;
▪	a year over year decrease in research and development following the resignation of our former vice president of research and development in January 2018 as well as a strategic reduction in our ACS outside contracting workforce; and
▪	an increase in interest expense due to an increase in total outstanding indebtedness resulting from our having issued a number of medium-term notes during the last two years as part of our capital-raising initiatives as well as recognizing a debt discount of $25,000 associated with a note payable that carried a beneficial conversion which was fully amortized to interest expense for the six months ended June 30, 2018.

Although there can be no assurance, in future periods, we anticipate an increase in overall Company revenues as well as an increase in overall sales, marketing and general and administrative expenses due to our anticipated growth and expansion in certain vertical markets.

Revenues

					Change
Revenues from Operations for Six Months Ended June 30,	2018	% to Sales	2017	% to Sales	$	%
Revenues	$123,412	69%	$119,840	71%	$3,572	3%
Revenues related parties	54,780	31%	49,087	29%	5,693	12%
Gross Revenues	178,192	100%	168,927	100%	9,265	5%
Less estimated sales returns and allowances	(400)	0%	(4,200)	32%	3,800	90%
Net revenues	$177,792	100%	$164,727	68%	$13,065	8%

					Change
Revenues from Operations for Three Months Ended June 30,	2018	% to Sales	2017	% to Sales	$	%
Revenues	$62,367	68%	$74,849	73%	$(12,482)	17%
Revenues related parties	29,652	32%	27,510	27%	2,142	8%
Gross Revenues	92,019	100%	102,359	100%	(10,340)	10%
Less estimated sales returns and allowances	(400)	0%	(4,200)	4%	3,800	90%
Net revenues	$91,619	100%	$98,159	96%	$(6,540)	7%

The differing results of our net revenues are primarily attributable to the following for the three and six months ended June 30, 2018:

▪	an overall increase in net revenues for the six months ended June 30, 2018 resulting from increasing sales of our products in our heavy machinery and equipment vertical and our industrial and consumer HVAC equipment products;
▪	an increase in net revenues to related parties resulting from increasing sales of our interior flooring products to one particular related party; and
▪	a decrease in net revenues for the three months ended June 30, 2018 resulting from decreased sales of our hardscape and interior flooring products to a Canadian distributor of ours.

For the six months ended June 30, 2018, one shareholder/related party accounted for approximately14% of our revenue, a second shareholder/related party accounted for 7% of our revenue and, as a group, the sales to shareholders/related parties accounted for approximately 31% of our revenues.

In June 2018, we received an advanced payment in the amount of $100,000 from the sale of one of our distribution rights, specifically our HVAC coatings known as InfiniGuard, as we entered into an exclusive distribution and brand license agreement with a distributor of InfiniGuard for a specified designated territory, including Puerto Rico, the Bahamas and the Island Nations of the Caribbean for a period of time of thirty years. We determined that the associated revenue would be recognized over the period of thirty years as the agreement for the sale of the distribution rights also called for us to continue to produce InfiniGuard for the distributor over the term of the agreement. For the six months ended June 30, 2018, we recognized contract liability in the amount of $99,722 and revenue in the amount of $278 from such sale of distribution rights.

Although there can be no assurance, we anticipate an increase in overall Company revenues in future periods as we continue to pursue a variety of vertical markets that management has been targeting over the past year as near-term opportunities for revenue growth as well as the introduction of new products.

Cost of Sales

					Change
Cost of Sales for Six Months Ended June 30,	2018	% of Sales	2017	% of Sales	$
Direct costs	$36,296	13%	$38,660	23%	$(2,364)
Royalties	1,373	0%	5,173	3%	(3,800)
Freight-out	10,786	4%	12,018	7%	(1,232)
Cost of sales	$48,455	17%	$55,851	33%	$(7,396)

					Change
Cost of Sales for Three Months Ended June 30,	2018	% to Sales	2017	% to Sales	$
Direct costs	$19,148	10%	$25,425	26%	$(6,277)
Royalties	833	0%	3,032	3%	(2,199)
Freight-out	5,586	3%	7,109	7%	(1,523)
Cost of sales	$25,567	13%	$35,566	36%	$(9,999)

Cost of sales consists primarily of direct costs, royalties accrued to providers of intellectual property, and the costs associated with reproducing, packaging, and shipping our products. The overall decrease in cost of sales as a percentage of net revenues for the six months ended June 30, 2018 is partly attributable to a decrease in accrued royalty obligations due to a corresponding decrease in sales of products carrying a relatively high royalty obligation as well as an adjustment to royalties previously accrued in error. Furthermore, we experienced a decrease in direct costs for the six months ended June 30, 2018 due to negotiating costs on raw materials with a new chemical distributor as well as a decrease in freight costs as our HVAC distributor in Puerto Rico bore the costs of shipping purchased products internationally.

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

Sales, General and Administrative

					Change
Sales, General and Administrative Costs for Operations for Six Months Ended June 30,	2018	% of Sales	2017	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$4,314	2%	$1,048	1%	$3,266	312%
Sales commissions	6,419	2%	6,905	4%	(486)	7%
Total sales and marketing	10,733	4%	7,953	5%	2,780	35%
Personnel costs	329,834	119%	270,134	164%	59,700	22%
Research and development	136,097	49%	190,378	116%	(54,281)	29%
Professional fees	76,584	28%	69,515	42%	7,069	10%
Travel and entertainment costs	25,000	9%	30,056	18%	(5,056)	17%
Rent	22,934	8%	25,533	16%	(2,599)	10%
Other general and administrative costs	51,058	18%	69,108	42%	(18,050)	26%
Total general and administrative	641,507	231%	654,724	397%	(13,217)	2%
Total sales, marketing, general and administrative	$652,240	235%	$662,677	402%	$(10,437)	2%

					Change
Sales, General and Administrative Costs for Operations for Three Months Ended June 30,	2018	% of Sales	2017	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$2,384	1%	$225	0%	$2,159	960%
Sales commissions	5,462	3%	4,278	4%	1,184	28%
Total sales and marketing	7,846	4%	4,503	5%	3,343	74%
Personnel costs	165,039	86%	136,566	139%	28,473	21%
Research and development	71,536	37%	101,907	104%	(30,371)	30%
Professional fees	39,200	20%	33,700	34%	5,500	16%
Travel and entertainment costs	14,712	8%	17,288	18%	(2,576)	15%
Rent	12,507	7%	6,708	7%	5,799	86%
Other general and administrative costs	28,214	15%	35,700	36%	(7,486)	21%
Total general and administrative	331,208	173%	331,869	338%	(661)	0%
Total sales, marketing, general and administrative	$339,054	177%	$336,372	343%	$2,682	1%

Our research and development costs consist of direct production costs, including labor directly associated with the development of products and/or projects and outside consultants, as well as indirect costs, including those associated with facilities leasing and related overhead. For labor costs and costs of outside consultants, we record the research and development costs as a reduction against either personnel costs or contract services. For facilities leasing related expenses, we record the research and development costs as a reduction against rent. For the three and six months ended June 30, 2018, we reclassified to research and development approximately $18,000 and $45,000, respectively from total personnel costs and approximately $6,000 and $11,000, respectively from rent. Comparatively, for the three and six months ended June 30, 2017, we reclassified to research and development approximately $44,000 and $88,000, respectively from total personnel costs and approximately $9,000 and $18,000, respectively from rent.

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the three and six months ended June 30, 2018:

▪	an increase in advertising and direct marketing due to our having engaged a graphic artist to help us with the branding of our two product releases, Safety Clean and V-Shield as well as preparing new marketing sell sheets for our products within several of our other vertical markets;
▪	an overall increase in total personnel costs, after adjustments of reclassified wages for research and development, stemming from a required increase in our staff and use of outside contractors based on operational growth in relation to both EcoSmart and ACS;
▪	a decrease in research and development as our former vice president of research and development resigned in January 2018 and we had only a single outside contractor working on development projects for ACS following certain strategic changes in the direction of that business;
▪	an increase in professional services resulting mainly from an increase in independent business development contracting services;
▪	a decrease in travel and entertainment expenses due to fewer trips being needed to continue our initiatives surrounding the continued development of ACS; and
▪	an overall decrease in rent for the six months ended June 30, 2018 due to (i) our having temporarily rented out a portion of our Lake Park facility to a customer of ACS, and (ii) adjustments of reclassified rent for research and development due to space utilized and dedicated specifically to ACS’s research and development operations.

For the immediate future, and although there can be no assurance, we would anticipate that our sales, marketing, general and administrative costs will increase in the future in direct proportion to top line growth.

Income Taxes

As of June 30, 2018 and December 31, 2017, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” accounting criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine at some point that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes raw materials procurement, production personnel, service applications personnel, the ongoing internal development of new products and expansion and upgrade of existing products, marketing and sales, and executive salaries and insurance benefit obligations. Cash generated through our current operations may not prove sufficient to sustain such operations, and our pursuit of an aggressive growth plan, as currently exists, will likely require funding from outside sources. (See Note 2 – Going Concern.) Funding from outside sources may include but is not limited to the pursuit of other financing options such as commercial loans or public or private sales of securities, including common stock, preferred stock and/or convertible notes or debentures. The Company’s cash on hand as of June 30, 2018 was insufficient to support our operations for the next twelve months.

Working Capital	June 30, 2018	December 31, 2017
Current assets	$97,214	$50,721
Current liabilities	$4,178,564	$3,593,285
Accumulated deficit	$8,295,612	$7,706,052

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no assurance of it remaining manageable.

Cash Flows for Six Months Ended June 30,	2018	2017	Change	%
Cash flows used in operating activities	$(87,800)	$(430,236)	$342,436	80%
Cash flows provided by financing activities	$140,000	$420,499	$(280,499)	67%

Net cash used in operating activities for the six months ended June 30, 2018 and 2017 consisted mainly of payments for personnel/contractors, inventory purchases, vendor payments and other operating expenses.

For the six months ended June 30, 2018, cash provided by financing activities was mainly the result of proceeds from the sale of common stock as well as proceeds from the sale of convertible notes. Comparatively, cash provided by financing activities for the six months ended June 30, 2017 was primarily the result of cash proceeds from the sale of common stock as well as the sale of an equity interest in ACS. As an offset to the cash provided for the six months ended June 30, 2017, we also made certain payments towards retirement of various notes payable.

Financing

Given practical considerations, we believe that our ability to meaningfully pursue our business plan in the immediate term will depend on the availability of working capital, the precise amount of which is uncertain as the date of this filing on Form 10-Q given certain variables surrounding our ability to generate funds internally, including through both sales of product and/or territorial product distributorships, on the EcoSmart side of our business, and through distributions, on the ACS side. To the extent that it becomes necessary to access funds through a public or private sales of securities, as we have been doing and expect to continue to have to do for the foreseeable future, this is likely to be pursued through one or more offerings involving common stock, preferred stock and/or convertible notes or debentures. In connection with any such financings, it may become necessary given market conditions and the unavailability of alternative options for us to issue additional shares of our common stock or securities exchangeable for shares of our common stock, including but not limited to convertible preferred stock or convertible notes or debentures containing so-called “floorless convertible” provisions that can be, and often are, extremely dilutive to existing stockholders upon conversion. Any such issuances, as well as any related issuances of common stock or other purchase warrants, would likely have the effect of depressing the market price of our common stock and diluting the interests of our common stockholders, potentially very significantly. (See Note 10 – Related Party Transactions.)

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q June 30, 2018, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On July 24, 2018, the Company received a demand notice from counsel representing a holder of a Company-issued promissory note (which holder is also a shareholder) in the amount of $300,000 plus accrued interest at 10% APR. As of August 22, 2018, the subject promissory note has been overdue for over three years. Although, pursuant to such notice, legal action has been threatened in connection with this matter, and there can be no assurance at this time of a favorable resolution that would allow the Company to avoid or delay enforcement against it of the amount due (the full $300,000 plus accrued interest at 10% APR), the Company is currently in the process of attempting to negotiate with such note holder to hold off for an indeterminate period on instituting legal proceedings aimed at enforcing collection from us of some or all of such amount.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended June 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

For the period ended June 30, 2018, we are in default under a certain unsecured term note to a former shareholder in the total amount of approximately $56,000. The arrearage as of such date was $28,783, plus interest. In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest. In addition, we are in default under a certain unsecured term note to a current shareholder in the total amount of $300,000 plus interest, a convertible note payable in the amount of $25,000 plus interest to an investor, as well as two convertible note payables each in the amounts of $50,000 to a single related party investor.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2018, there were no reportable events under this Item 5.

ITem 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

No.	Description of Exhibit
2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

2.2	Agreement and Plan of Merger by and among Findex.com, Inc., EcoSmart Acquisition Corp. EcoSmart Surface & Coating Technologies, Inc., and The Renewable Corp. dated July 23, 2014, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 29, 2014.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

4.1	Certificate of Designation of FIND Series MX Convertible Preferred Stock dated June 30, 2014, incorporated by reference to Exhibit 4.1 on Form 8-K filed July 29, 2014.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10	Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28	Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2012.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Binding Letter of Intent between Findex.com, Inc. and the Renewable Corporation dated October 29, 2013, incorporated by reference to Exhibit 10.38 on Form 8-K filed on November 4, 2013.

10.39	Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

10.40	Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

10.45	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Bo Inge Hakan Gimvang dated March 3, 2015, incorporated by reference to Exhibit 10.45 on Form 10-K filed on April 15, 2015.

10.46	Loan Modification Agreement and Promissory Note dated March 2, 2015, incorporated by reference to Exhibit 10.46 on Form 10-K filed on April 15, 2015.

10.47	Business development consulting agreement by and among Findex.com, Inc. and J.N.B., LLC. dated November 10, 2015, incorporated by reference to Exhibit 10.47 on Form 10-Q filed on November 16, 2015.

10.48	Manufacturing and distribution joint venture agreement by and among Findex.com, Inc. and Nanotech Materials LLC dated August 17, 2016.

10.49	Operating agreement by and among Findex.com, Inc. and Advanced Nanofibers LLC dated September 14, 2016.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated August 22, 2018. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 22, 2018. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: August 22, 2018	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)