Form 10-K
period 2018-12-31
FINDEX COM INC
filed 2019-04-16
CIK 1089061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $2,798,000.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At April 16, 2019, the registrant had outstanding 714,945,811 shares of common stock, of which there is only a single class.

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

OVERVIEW

Findex.com, Inc. is headquartered in Lake Park, Florida with its base of business operations co-located in the same facility. The Company is currently comprised of two operating companies, EcoSmart Surface & Coating Technologies, Inc., a Florida corporation (“EcoSmart”), and Advanced Cement Sciences, LLC (formerly Advanced Nanofibers, LLC), a Florida limited liability company (“ACS”). Although up until December 2018, ACS had been only partially owned by us (a minority 31.05%), as of December 2018, both entities are now our wholly-owned subsidiaries. EcoSmart has historically been the driver of both operating overhead and revenue. It was acquired by us in a merger in 2014 and centers around a proprietary line of specialty surface coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. With a line of products carrying the brand name “EcoSmart,” both the business unit (as distinct from the corporate subsidiary in which it is housed) and the line of products itself are currently in the process of being re-branded under the name “RexPro (Sealers and Coatings),” which is how it is referred to hereinafter throughout this Annual Report on Form 10-K. A recent material development in the RexPro business plan is an extension, currently underway but only in the earliest of stages, to vertically integrate its interior flooring and exterior hardscape coatings products business with a service business focused on the applications of those products. ACS is a Florida-based, engineered cement technology and products firm founded in mid-2016 and currently focused on developing and commercializing a line of proprietary admixtures to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco. Despite its lack of material revenue to date, ACS is a venture that our management had been very actively involved in developing since 2016 and into which we have invested significantly, but that, due to a lack of available company financial resources coupled with ACS’s lack of near-term prospects for generating material revenue, has been the subject in recent months of considerably reduced allocations of our available capital and human resources, a trend we expect to continue unless and until our financial condition substantially improves.

REXPRO ADVANCED COATINGS

Our RexPro advanced coatings division, currently our core business and expected to remain so for the indefinite future, centers around a portfolio of cutting-edge chemistry technologies that we acquired in 2014 as part of the merger with EcoSmart and have since further developed. The formulations and related trade secrets comprising these base coating technologies have restorative and protective value-adding application across a wide variety of industries and products. Among others, these include the following:

▪	HVAC Units and Related Peripheral Equipment
▪	Automobiles and Motorcycles
▪	Boats and Other Marine Vessels
▪	Heavy Truck and Construction Equipment
▪	Oil, Gas & Mining Infrastructure
▪	Interior Flooring and Exterior Hardscape Surface Products

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

Our specialty coatings business produces, markets, and distributes a line of effectively invisible glass-based specialty coatings – “smart surfaces” – that have a wide range of industrial, commercial, and household applications that fortify the substrate surface through a variety of protective and other features. Conventional coatings, which are bonded by mechanical means to whatever surface to which they are applied, tend to fail, ultimately, in the bonding to the substrate, typically due to poor surface preparation or variation of temperature exposures. Uniquely, our products consist of inorganic and organic combinatorial chemistry that causes them to bond chemically with the substrate, whether metal, cement-based, or organic (e.g. plastics). By utilizing covalent bonding that penetrates into the substrate and reacts directly with the free ion within, the otherwise resulting disbondment is avoided. The result is a much longer lasting and stronger coating, and, in turn, a longer life for the substrate that has been treated.

With an addition of only 1-3 thousandths of an inch in surface thickness (depending on which product is used), no loss of either hardness, on the one hand, or pliability, on the other, and no reduction in photon (light) penetration, the platform technology – either on its own or when coupled with any of an array of available proprietary formula additives – offers the following unique combination of beneficial protective, maintenance-reducing, performance-enhancing and cosmetically-enhancing properties to most surfaces, including metals, plastics, paints, fabrics, vinyl, wood, masonry, or concrete, in each case without regard to temperature, climate or most other environmental conditions, without hazard to either human, animal or plant health/life, and for a period of up to as many as approximately 15-20 years:

Protective Benefits
Against Physical Surface Damage		Against Surface Appearance / Cosmetic Degradation
▪	Resistant to Abrasion / Scratching	▪	Resistant to Dust / Dirt / Grime
▪	Resistance to Corrosion	▪	Resistant to Staining
▪	Resistant to Oxidation	▪	Resistant to Color Fading
▪	Resistant to (Effects of) Weather / Elements	▪	Resistant to Fingerprints
▪	Resistant to (Effects of) UV	▪	Resistant to Marking / Graffiti
▪	Resistant to (Effects of) All But Most Extreme Alkaline or Acidic Chemicals	▪	Oleophobic (Oil-Repellent)
▪	Resistant to (Effects of) Acid Rain
▪	Resistant to (Effects of) Guano (excrement of birds, bats, seals, etc.)
▪	Resistant to Termite Infestation

Against Human Health Risks / Contagion		Against Human Physical / Safety Risks
▪	Resistant to Bacterial Growth / Germs (sometimes referred to as “Self-Sterilizing”)	▪	Slip-Resistant When Wet
▪	Resistant to Mold / Fungal Spore Growth
▪	Resistant to Small and Large Viruses

Maintenance-Reducing (So-Called “Self-Cleaning”) Benefits

▪	Hydrophobic (Water-Repellent)
▪	Oleophobic (Oil-Repellent)
▪	Resistant to Dust / Dirt / Grime
▪	Rinses Clean with Only Water and/or Mild Detergent

Performance-Enhancing Benefits

▪	Improved Hydrodynamics / Drag Reduction / Fuel Efficiency
▪	Improved Aerodynamics / Drag Reduction / Fuel Efficiency
▪	Energy Efficiency

Cosmetically-Enhancing Benefits

▪	Enhanced Color Clarity
▪	Enhanced Gloss / Sheen
▪	Enhanced Reflection

Certain of the Science Behind Our Technology

The most unique feature shared by our coatings is a slight positive surface charge they possess once applied. For certain of our coatings products, it is this slight positive surface charge that is responsible for their most unique and valuable properties identified above, including the hydrophobicity, oleophobicity, microbial and fungal resistance, dust-repellance, and enhanced hydrodynamics.

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

In terms of chemistry, our platform smart surface, and the coating variations identified above for which it serves as a basis, are inorganic, formed as they are of chemically “grown” glass. The process by which they form upon application can be likened to the process, witnessed by many daily in science classrooms, labs, or at home with popular science kits, whereby quartz crystals are effectively “grown” in a solution. This is important because it results in the establishment of a uniquely firm chemical bond between the coating and the surface, far stronger than would exist through either a mechanical or light bonding (the traditional alternatives), fundamentally setting the coatings apart from most others. When coupled with the unusually thin layer they inhabit – approximately 1-3 thousandths of an inch – the combination of properties leaves them notably flexible, permitting their use in connection with such items as fabrics, plastics, and pliable floor-boards, yet hard, durable, and resilient, particularly when refined with select additives.

The additives used in our various coating formulations available to customers fall into three basic categories. In the first category are color tints, which, in recent years, have seen major technology advancements in terms of durability, variety and depth of color, reflectivity, and fade-resistance. We have available to us a wide range of the most advanced offerings in this regard. In the second category are additives intended to provide increased hardness and wear-resistance. Here, too, we have access to what we believe are some of the most superior materials available. In the third category are EPA-approved, “on-contact” mechanical microbial germ and virus (so-called) “quat” (industrial and commercial quaternary ammonium) killers. These additives work in such a way as to prohibit the mutation of microbials which can otherwise become resistant over time to chemical kill mechanisms such as antibiotics and are capable of fortifying any of our coatings with additional protection against bacteria and relatively large viruses/microbials, including, for example, Methicillin-resistant Staphylococcus Aureus (more commonly known as “MRSA), Clostridium difficile bacterial infection (more commonly known as “C-diff”), and Influenza A virus subtype H1N1 (more commonly known as “H1N1” or “Swine Flu”). By combining our coatings – which, based on their positive surface charge, already powerfully discourage the growth of many of the smaller, more common viruses which can exist between active elements of existing “on-contact” killers (such as the Norovirus, for example, a concern long plaguing the vacation cruise ship industry) – with a quat and certain other additives available to us, a unique, broader spectrum of microbial protection is afforded.

Product Applications and Markets

With the array of beneficial properties identified above, certain but not all of which have been independently lab-tested and verified, the range of potential applications of our specialty coatings is notably far-reaching, spanning across numerous industrial, commercial, and household segments. While we are currently focusing our pursuit almost exclusively on only one of these potential applications, and there can be no assurance that we will ever directly pursue any one or more of the others, through an ongoing process of selection since we acquired the base technologies in 2014, we have identified certain of these potential markets as worthy of further exploration and possible commercialization by us over time. These determinations have been based principally in each case on the following criteria:

▪	the relative size, age and projected growth trend of the subject market
▪	the experience, observational/anecdotal intelligence, and testing results previously obtained in relation to the application
▪	the relative strength of the value proposition to prospective customers
▪	the comparative time-to-market
▪	the comparative cost-to-market coupled with the extent of our existing industry relationships and available resources
▪	the relative geographic accessibility of the market
▪	the seasonality of the market, if any
▪	the relative barriers-to-entry within the market
▪	the relative, projected length of the particular sales cycle
▪	the projected gross profit margins
▪	both the presence within the subject market, together with the relative quality, of meaningfully competitive products, and
▪	the relative size and strength of the individual competitors

Through an analysis that relied on the above criteria, and though we have not commissioned or otherwise undertaken or obtained any comprehensive market study in respect of any one or more of the above-listed potential product applications, the select vertical markets which we have identified as worthy of our further pursuit include the following:

▪	Interior Flooring and Exterior Tile, Pavers and Other Hardscapes
▪	Industrial and Residential HVAC Equipment, Commercial Refrigeration Systems, and Power Generators
▪	Automobiles and Motorcycles
▪	Vessels and Marine Infrastructure
▪	Heavy Trucks and Construction Equipment/Vehicles
▪	Oil, Gas & Mining Infrastructure/Equipment

The following is a brief overview of each of the foregoing market verticals, certain of our initiatives in advancing our commercialization of them, and the general status of our involvement in relation thereto, in each case as of the date of this Annual Report on Form 10-K:

▪	Interior Flooring and Exterior Tile, Pavers and Hardscapes. This is the market segment involving surfaces consisting, on the interior side, of engineered wood, laminates, resilient flooring (including vinyl composition tile [“VCT”], luxury vinyl tile [“LVT”], luxury vinyl plank [“LVP”], solid vinyl tile [“SVT”], vinyl sheet, linoleum, and wood plastic composite [“WPC”]), polished concrete, poured-on-site terrazzo, ceramic, porcelain and terrazzo tile, natural stone, and bathroom tile and grout, and, on the exterior side, of poured and stamped polished concrete, poured-on-site terrazzo, pavers, ceramic, porcelain and terrazzo tile, natural stone, brick and engineered wood. It has been targeted by us based on a broad combination of all of the factors identified above, and, as the focal point of our current business plan, is discussed in much greater depth below.

▪	Industrial and Residential HVAC Equipment, Commercial Refrigeration Systems, and Power Generators. This is the market segment application consisting of coatings for HVAC and commercial refrigeration systems intended to serve as protection from corrosion, including in salt water, acid, alkaline and chemical environments, and from clogging by particles of mold, pollen, dust, and soot. Substantial testing in this area by a variety of industry participants has shown that there is a significant efficiency loss factor on these types of units due to natural oxidation and the restricted airflow resulting from dirt build-up on the condenser coils. With a product that repels moisture and contaminants, improves surrounding air quality, controls corrosion and reduces unit degradation – even in the hottest and most corrosive environments and climates – thereby meaningfully extending new or used unit life, offers increased operating/energy efficiency by decreasing aggregate kilowatt hours and thereby reducing energy consumption costs up to 12-20% over the life of a subject condensing unit, and substantially reduces maintenance requirements, management believes a significant opportunity exists for the Company within this market. Accordingly, we have invested considerably in pursuing these applications in our product development and commercialization initiatives to date, and, in 2018, we entered into an exclusive North American and Caribbean distribution rights arrangement for HVAC and refrigeration with a third-party applicator group and from which we expect, although there can be no assurance, to realize ongoing, fixed-rate recurring revenue for an indeterminate period based on our continued manufacturing and sale of product. Through this group, our RexPro HVAC coatings are increasingly being featured on units manufactured by Carrier, Bryant, Daikin, Panasonic, Rheem, Trane, and Ruud, among others.

▪	Automobiles and Motorcycles. This is the market segment application consisting of coatings for the restoration-to-new-looking, preservation and protection of automobile and motorcycle exteriors, and for which we believe we have developed a uniquely valuable product. Until recently, we owned the patent rights to the underlying formula associated with that product. During the first quarter of 2019, however, we assigned our rights under such patent to a third-party which we believe intends to private label the product and from which, although there can be no assurance, we expect to realize ongoing, fixed-rate recurring revenue for an indeterminate period commencing sometime in 2019 based on our continued contract manufacturing of it, and sale to, them.

▪	Vessels and Marine Infrastructure. This is the market segment application consisting of coatings for the restoration-to-new-looking, preservation and protection of boats/vessels as well as all kinds of marine-based infrastructure such as docks, and industrial scaffolds and rigs. Following a period of material product modifications to overcome certain performance issues (principally surrounding the gradual yellowing of treated surfaces), we believe we have developed a uniquely valuable, market-ready product for this market and we are currently exploring potential third-party distribution opportunities through which to sell and from which, if and when established, we would derive recurring revenue from manufacturing.

▪	Heavy Trucks and Construction Equipment/Vehicles. This is the market segment application involving foundational heavy terrain construction equipment fleets and individual units. It comprises a wide range of vehicles in the heavy construction industry, including gators, bulldozers, excavators, dump trucks, cement mixers, and other, similar types of equipment in relation to which our coatings offer strong prevention against rust, oxidation, corrosion and abrasion breakdown. We believe that our coatings could result in notably significant savings in maintenance costs as well as extended life for these types of equipment/vehicles used in these highly corrosive environments. As of the date of this Annual Report on Form 10-K, and although there can be no assurance that it will continue, we are currently generating recurring revenue from a single re-manufacturer customer and periodic revenue from sales to other customers within this vertical market. Following certain performance setbacks and failures during testing with concrete trucks in recent years, we are also continuing with late-stage research and development initiatives aimed at further improving the performance quality of our product in this large and growing vertical.

▪	Oil and Gas Drilling, Mining and Related Heavy Equipment. This is the market segment application surrounding a vast array of opportunities to sell certain of our coatings to prevent rust, oxidation, corrosion and abrasion breakdown in the oil, gas and mining industries. We believe that our coatings could result in notably significant savings in maintenance costs as well as extended life for equipment, tools, and infrastructure used in these highly corrosive environments. In this market segment, our coatings can be used as protective pipe linings and as a protective barrier on the exteriors of storage tanks, micro-turbines, hydraulic systems, fleet vehicles, rail cars and shipping containers. Based on recent industry reports, and with industrial coatings generally comprising more than approximately a third of the worldwide aggregate coatings market, the oil and gas segment is one viewed by us as holding some of the greatest growth potential. Based on certain results of early-stage field and lab tests conducted by prospective customers, and though there can be no assurance, management believes the effectiveness of its products for this purpose is already higher than many competing products, and that the market and demand for these products is potentially very significant. As available resources permit, we intend to actively target and pursue potential distribution and/or licensing opportunities of our market-ready product in this vertical through select industry operators.

SHIFT IN LONG-TERM STRATEGIC DIRECTION:

FOCUS ON INTERIOR FLOORING AND EXTERIOR HARDSCAPE COATINGS AND VERTICALLY INTEGRATE INTO APPLICATIONS SERVICES FOR THOSE PRODUCTS

Having taken control in 2014 of the variety of thematic coating chemistries and related business opportunities discussed above, management was faced with the challenge of sorting through them and making determinations as to which the company would pursue itself, when and how to go about the process for those it determined to pursue itself, which made sense for the company to off-load to licensee or distribution partners, or to simply convey outright through assignment but potentially manufacture for the assignee, and how in each case to make the most of, and from, these various arrangements.

Largely to the exclusion of many of the other opportunities we have to potentially pursue, and owing to a variety of strategic determinations that have been made by us in recent months coupled with a substantial revision to our business plan, our RexPro interior flooring and exterior tile, paver and hardscape line of coatings products is our current focal point in terms of business development, including our own, direct marketing and sales. Further, we have determined to extend our coatings business in this market to not only include product manufacturing and distribution, but also, in a meaningful departure from our historical operations, to vertically integrate by expanding into the applications services side of the business. These strategic determinations and the resultant material change in our going-forward business plan were arrived at on the basis of the following observations made, data accumulated, and related conclusions reached, in each case by management over the past several years:

▪	Due to the amount of physical product used in the periodic maintenance process being a relatively minor component in the overall cost of applications servicing, the overwhelming volume of gross revenue in the industry goes to those performing the applications, not those making and selling the product to be applied

▪	Our interior flooring and exterior tile, paver and other hardscape products are demonstrated and proven (including by many nationally recognized brands), getting very positive reception in the market, viewed by some participants in the industry with a well-developed knowledge of the market as the ‘best-in-class,’ and are able to be sold by us at notably high gross margins

▪	Market demand for these products and related maintenance services tends to be price-inelastic (i.e. it does not fluctuate much in response to price movement in either direction)

▪	The “special services” aspect of the applications services business – the part encompassing relatively specialized services requiring expertise in something more than standard, nightly cleaning/janitorial services, and including interior flooring and exterior tile, paver and hardscape servicing – is highly fragmented, and, to at least some degree because it is specialized and requires a relatively higher skill labor, the gross margins realizable in the special services aspect of the applications services business are believed by us to be comparable to those realizable in our relatively high margin product manufacturing and distribution aspect

▪	The applications services business has relatively low client acquisition costs (offset to some degree, however, by correspondingly low industry-wide client retention rates despite the presence of certain inevitable switching costs)

▪	Due to the basic necessity of the products and related maintenance services for property owners, managers and tenants, the industry is highly recession-proof

▪	Dependence on a universe of untrained, wholly-independent contractors to perform applications presents an array of very challenging issues in terms of efficiently growing our business

▪	Because of their relative efficacy, our interior flooring and exterior tile, paver and other hardscape products often result in a net reduction in the necessity for applications frequency, thereby incentivizing property owners, property managers and tenants/lessees to use it much more than independent contractor service providers (who make more money generally by performing more services), and by selling the applications services ourselves (directly to property owners, property managers and tenants/lessees, that is), we are likely to have much more influence over those product purchase decisions

▪	Although the challenges in causing a product to stand out in a crowded field are many, even when the product is better (at least arguably) in most qualities than most of the other leading products, one way to potentially and meaningfully reduce the difficulty could be selling it as part of a fast-growing service operation that delivers those benefits because they are effectively ‘baked into’ the overall value delivered

▪	In relation to some of the other vertical opportunities available to us, further product research, development and testing, or market research and receptivity-analysis, needs to be conducted

▪	Our internal knowledge, experience and contacts in the other verticals to which our products apply are not currently as well-developed as they are in the interior flooring and exterior tile, paver and other hardscape vertical, but we can leverage our technology assets through partnering with others better equipped than ourselves to pursue those markets, and in order to maximize our chances for success, our financial and human resources are most productively allocated for the time being on a single vertical, at least for the most part

Although we believe that we are adequately prepared to experience success if and when we complete a required, substantial and near-term financing, especially given our control over our proprietary products, our decision to vertically integrate by entering the applications services aspect of the flooring and hardscape coatings industry represents a major shift in our business, and one in relation to which we have no direct experience and only limited indirect experience, and we must for this reason be viewed properly as a start-up venture in this aspect of our business, which we are depending on becoming a major aspect.

Industry

The following depicts a basic breakdown of the interior flooring and exterior tile, paver and other hardscape products industry, and explains where it is that our products fit within the scheme.

Products Overview

The commercial flooring and hardscape coatings industry can be viewed in terms of two basic categories: interior flooring products and exterior hardscape products. In general, the interior flooring products category breaks out into floor waxes, on the one hand, and floor finishes, on the other. Categorically, exterior hardscape products are all just varieties of surface finishes.

Floor waxes are generally made with Carnauba wax, a natural base extracted from the leaves of Brazilian palm trees, but often combined to varying degrees with polyacrylics, polyurethanes or epoxies to result in what are effectively organic wax synthetics. Both floor finishes and exterior hardscape products, by contrast, are generally organic or inorganic synthetics primarily comprised of several components including acrylic, urethane, epoxy or siloxane polymers, alkali-soluble resins, surfactants, plasticizers and wax emulsion.

Natural Wax Finishes v. Organic and Inorganic Synthetic Finishes

Both natural wax finishes and organic and inorganic synthetic (commonly referred to – often mistakenly – as “acrylic”) finishes can be very effective in serving the maintenance needs of property owners, managers and tenants. Natural wax finishes are the more traditional option, with synthetics having come along more recently, but rapidly gaining market share, and for good reason.

The most notable difference between wax finishes and synthetic finishes is the maintenance required to sustain the finish. Whereas wax finishes need to be periodically stripped and reapplied due to foot-traffic, hand-trucks and other inventory transport units in order to retain their efficacy as protective coatings – and burnished (i.e. polished and buffed) regularly in order to sustain their visual appeal – such requirements are substantially reduced or in some cases eliminated altogether for synthetic finishes. Synthetic finishes are generally viewed as being stronger and more durable.

Organic and Inorganic Synthetic Finishes

Organic and inorganic synthetic finishes generally share a number of common constituents. These include the following:

▪	Acrylic, urethane, epoxy or siloxane polymers are different types of particles or solids in the finish that give it the strength and durability against foot traffic and resilience to dirt getting ground into the finish. A higher concentration of solids makes for a more durable finish.

▪	Alkali-soluble resins are the component that allows the finish to self-level, giving the finish an even coat. This enables the finish to set in less time and makes it easier to strip when it comes time to refinish the floor.

▪	Surfactants are another constituent that play an integral role in ensuring even coats. They do this by helping the finish spread evenly across the floor.

▪	Plasticizers act as a hardener of the surface, keeping the finish from cracking once it has set.

▪	Wax emulsion is used to affect the glossiness, hardness and slip-resistance of the finish. Synthetic wax emulsion has been increasingly used in many floor finishes as a substitute for the natural carnauba waxes traditionally used in floor wax.

Synthetic finishes are generally composed of one of three constituent bases: water, solvent or siloxane. Our RexPro products are siloxane-based.

Waxes and Synthetic Finishes: Basic Product Purposes

In general, products in our category are used for purposes of obtaining the following:

▪	Lasting enhanced appearance and odor elimination
▪	Health, safety and anti-microbial cleanliness
▪	Protection against high-traffic wear-‘n-tear
▪	Slip-resistance and related liability mitigation
▪	Reduced maintenance costs
▪	Substrate durability and longevity

The leading products are generally those that do more or all of these things more effectively than others, and that do so more easily than others by requiring lower frequency maintenance. Up to a point, price-sensitivity is not a major factor in the purchase-decision because the best products are generally more effective and, when used, lead over time to reduced maintenance costs.

The Market

Strictly with respect to our RexPro interior flooring products and applications, we serve an industry that finished 2017 with combined new product sales in the United States of approximately $10.5 billion. This included resilient flooring, laminates, hardwood, and tile products, but does not include polished concrete, which is not technically a floor-covering but is another substrate in relation to which we consider our products to be high-value and which is rapidly growing in popularity among all of our targeted major customer-client groups.

Of note, the floor-covering product categories identified above (resilient flooring, laminates and tile) that are the fastest-growing, and increasingly taking market share from carpet and rugs, are also the categories which largely constitute the substrate surfaces for purposes of our own category of long-term surface protectants in relation to which we believe our products are best suited and proving to be most effective.

In general, our products can be viewed as having their highest value in relation to any property that is associated with relatively high foot-traffic. Specifically, and among others, they apply to all of the categories of properties listed below:

Residential ▪ Homes and Apartments ▪ Apartment Building Common Areas ▪ Elderly Care Homes and Facilities	Hospitality ▪ Hotels ▪ Motels ▪ Conference Centers and Facilities ▪ Catering/Event Halls	Retail ▪ Malls ▪ Grocery Stores/Chains ▪ Big-Box Stores/Chains ▪ Other Stores/Chains ▪ Auto Dealerships	Institutional ▪ Schools and Universities ▪ Community Centers ▪ Child Day Care Centers ▪ Churches, Synagogues, Mosques and Other Places of Worship ▪ Prisons

Medical ▪ Hospitals ▪ Diagnostic Centers ▪ Clinics ▪ Urgent Care Facilities ▪ Medical Offices ▪ Physical Therapy Centers ▪ Labs	Health & Fitness ▪ Gyms and Health Clubs ▪ Basketball Courts ▪ Racquetball and Squash Courts ▪ Dance and Martial Arts Studios/Centers	Food & Beverage Service ▪ Restaurants/Chains ▪ Fast-Food Outlets	Industrial ▪ Manufacturing Plants ▪ Processing Facilities ▪ IT Systems Housing Facilities ▪ Warehousing facilities and Freight Depots

Recreation & Leisure

▪  Movie Theaters

▪  Indoor and Outdoor Sports and Entertainment Arenas

▪  Performing Arts Centers

▪  Exhibition Halls and Civic Centers

▪  Museums

▪  Art Galleries

▪  Bars & Nightclubs

▪  Bowling Alleys

▪  Pool Halls

Public ▪ Airport Terminals ▪ Train Stations ▪ Bus Depots ▪ Post Offices ▪ Highway Rest Stops	Other Workplace ▪ Office Building Common Areas ▪ Offices ▪ Television and Radio Studios	Private Social Clubs ▪ VFW, Elks Lodge, Rotary Club, American Legion, Lions Club International, Knights of Columbus, etc. ▪ Country Clubs

Our Products

Committed to highest quality and superior performance, our RexPro interior flooring and exterior tile, paver and hardscape coatings products have been developed by us to preserve, prolong and protect the asset-life cycle of these surface substrates with an all-in-one, high-performance, industrial-strength maintenance system.

Our interior commercial and residential flooring products have utility in relation to all of the following surfaces/substrates:

▪	Engineered Wood and Laminates	▪	Resilient Flooring: VCT, WPC, LVT, LVP, SVT, Vinyl Sheet, Linoleum
▪	Polished Concrete, Poured-on-Site Terrazzo	▪	Ceramic, Porcelain and Terrazzo Tile
▪	Natural Stone	▪	Bathroom Tile and Grout

Our exterior commercial and residential hardscape products have utility in relation to all of the following surfaces/substrates:

▪	Polished Concrete, Poured-on-Site Terrazzo	▪	Pavers
▪	Ceramic, Porcelain and Terrazzo Tile	▪	Natural Stone
▪	Brick	▪	Engineered Wood

Current users of our interior flooring and exterior hardscape products include Hilton, The United States Veteran’s Administration (hospitals), Walmart, Wegmans, Food Lion, Best Western, Marriott, Bed, Bath & Beyond, Florida East Coast Railway and Duke University, among many other less recognizable names. Entities currently in testing or otherwise experimenting with our products in these verticals include Budweiser, The Ohio State University, and Studio Movie Grill, also among many other less recognizable names.

Interior Flooring and Exterior Hardscape Coatings: Competitive Products

Although there are dozens of others, there are certain products we consider to be our most serious competition in each of the interior and exterior categories. For interior surface (flooring) products, these include NeverStrip, Epic, Adsil MicroGuard, EcoProcote, ETS 180, and SaniGLAZE. For exterior surface (hardscape) products, these include Black Diamond, Epic, Adsil MicroGuard, Endura, Valspar, Rock Solid and Glaze-‘n-Seal.

We believe that our products compete very effectively in both of the above categories. While in respect of some product attributes, we may be found to perform less favorably than some competitive products, we do not believe that the degree to which that conclusion is true is material, and, in contrast, we do believe that, when taken as a whole, our products offer the most complete variety of superior attributes.

While there exists considerable overlap in qualitative attributes, the type of surface involved generally dictates customer’s priorities in terms of defining value and overall superiority, and ultimately driving purchase decisions. In order of relative importance, and depending on the surface type, it is our belief based on experience in the market that those priorities can be generalized as follows for these surfaces, which constitute a large percentage of our sales:

Hardscapes	VCT and Other Resilient Flooring	Tile and Grout

Lasting Aesthetic Renewal and Stain-Resistance	Cost-Savings Due To Longevity	Lasting Odor Elimination

Slip-Resistance / Liability	Lasting Aesthetic Enhancement and Stain-Resistance	Lasting Aesthetic Enhancement and Stain-Resistance

Enhanced Toughness/Strength Against Foot Traffic Wear-‘n-Tear	Sanitary Antimicrobial Resistance To Bacteria, Mold and Mildew Growth	Sanitary Antimicrobial Resistance To Bacteria, Mold and Mildew Growth

Sanitary Antimicrobial Resistance To Bacteria, Mold and Mildew Growth	Slip-Resistance / Liability Mitigation	Slip-Resistance / Liability Mitigation

Toughness/Strength/Durability	Toughness/Strength/Durability	Toughness/Strength/Durability

Cost-Savings Due To Longevity	Lasting Odor Elimination	Cost-Savings Due To Longevity

When considered collectively, we believe that our products are among the highest-performing and most effective in the market with respect to all of these attributes. When considered individually, we believe that, with respect to some of the attributes, we are the single best performer.

The attributes that cause contractors to make a purchase decision in our category includes all of the same attributes considered important to property owners, managers and tenants/lessees. As a group, however, and generally, we believe that contractors will also place a high degree of importance on each of the following, all of which relate to ease-of-application, and in relation to which we consider ourselves meaningfully superior in the marketplace:

▪	Pot-life (which is the length of time that the product remains useful following catalyzation, thereby reducing product loss factor and enabling margin preservation)
▪	Compressed dry-time (which enables expedited applications at locations with short daily closure periods, such as fast food restaurants)
▪	Substrate versatility (which simplifies process decision-making and can serve to increase product sales for manufacturers across unrelated applications)

With respect to large square-footage applications, most of which in our markets involve resilient flooring in general and VCT in particular, the potential cost-savings to the property owner or tenant associated with the use of one product over others can be a significant factor in the purchase decision. The reason for this is that the potential cost-savings can be very substantial over time. Although there can be no assurance, we believe that, when compared to traditional wax floor finishing products (which are widely used across all types of properties currently), and based on reasonable cost assumptions, use of our V-Shield™ product (our designated product intended for use on vinyl flooring) can reduce maintenance costs by as much as 60-70% over a five-year period.

Management believes that the combination of the above product attributes, when coupled with the trade secrets underlying our product formulations, positions the Company to be able to benefit from certain market pricing power in relation to our interior flooring and exterior tile, paver and hardscape coatings products.

APPLICATIONS SERVICES

Industry Basics

The maintenance services industry can be viewed in terms of two groups, both of which – as a practical matter because of the way the contracting opportunities present themselves – overlap to some degree with one another:

▪	Janitorial/Cleaning. This group comprises those service professionals that perform standard, relatively routine and low-skill, commoditized (and thus low wage/margin), daily/nightly cleaning services.

▪	Special Services. This group, in contrast, comprises those service professionals that perform more specialized, relatively higher-skill, less price-sensitive (and thus higher wage/margin) periodic services, including floor finishing and bathroom tile and grout maintenance.

Our Vertical Integration Strategy

Our recently adopted strategy involves our vertically integrating our interior flooring and exterior hardscape surface products business through the development of an extensive North American network of fully-trained and qualified, affiliated but quasi-independent, special services contract applicators that are called upon by the company on an as-needed basis to perform product applications services for client-customer accounts established, maintained and controlled directly by the company through its regional business units.

Regional Operating Units and Service Applications Contracting Work

Our plan, currently being implemented, albeit incrementally, is to divide the U.S. and Canada into a number of regional districts, each of which will be operated as a distinct business unit by a regional operating unit manager with ultimate applications management responsibility for jobs performed within its respective geographic territory, as well as overall unit P&L responsibility. Current plans call for our regional operating unit managers to receive, in addition to salary, incentive compensation that entitles them to profit-sharing with other regional business units as well cash bonuses based on individual business unit performance (that rewards increases in free cash flow and return on invested capital [“ROIC”], and charges and credits them for capital deployment and returns relative to a set hurdle rate).

Upon intake of a given applications work order, management at the regional operating unit level assembles from its database pool of trained applicators a job crew consisting of a crew leader, whose responsibility it will be to manage the job, and an appropriate number of supporting crew members given the size and other requirements of the job. Current plans call for our individual job crew leaders to receive incentive compensation in the form of cash bonuses per job based upon meeting margin objectives relative to pro-forma job P&L and by reference to objectively established target benchmarks for:

▪	Number of Square Feet
▪	Level of Job Complexity
▪	Number of Trained Service Applicators in Job Crew
▪	Total Number of Job Crew Man-Hours
▪	Total Cost of Materials
▪	Quality Grade Upon Completion
▪	Pre-Bonus Project Profit Margin

The database pool of trained applicators shall have been gradually developed over time through recruiting initiatives of prospects by the regional operating unit managers, and their subsequent and satisfactory attendance at the company’s centralized training facility in South Florida. Prospective network participants are expected to be recruited primarily from the following categorical sources/groups:

▪	National commercial cleaning/janitorial franchises
▪	Very large national commercial cleaning/janitorial non-franchise operators
▪	Large and mid-size regional commercial cleaning/janitorial non-franchise operators
▪	Large, affiliated networks and associations of independent contractors
▪	Local commercial cleaning/janitorial non-franchise operators (ranging from one and two-man operations, including mom-‘n-pop operators, to small companies)
▪	Relatively small, regional or local affiliated networks and associations of independent contractors
▪	Specialty commercial hard-surface restoration and service providers

In the early stages of developing our applications services network, we expect to rely to varying degrees on certain members of our existing, experienced project management team and crew members to travel to job sites throughout the U.S. and Canada to perform the required applications services or to support others that have been brought in by us to form the nucleus of a developing regional team.

We currently have over fifty go-to crews throughout North America with whom we have existing contacts and to whom we can turn to for recruitment opportunities as well as support in performing service jobs in the corresponding area, at least during the early-going as we’re developing our own network.

Applications Services Training

Training and certifying all network applicators is essential to our success. Challenges like high employee turnover, confusing products and complicated procedures can make it difficult to effectively train even the most promising candidates and keep our business running smoothly.

We currently train our recruits either at our centralized training facility in South Florida, or, if and when necessary and circumstances permit, at other locations more local to their base of activity. Training is conducted by our senior-most applicator professionals, each of whom have extensive experience both in the industry at large and with our RexPro products in particular. In order to be eligible to work on one of our crews, applicator trainees must complete the training program to the satisfaction of his/her trainer.

Although largely in a planning and developmental stage at this time, we expect to increasingly rely on the use of technology to support our training initiatives and programs. This includes extensive online instructional video content as well as downloadable forms for processing job administration, all designed for ease-of-review on handheld devices.

Applications Services NextGen: Robotics

Although strictly in the earliest, conceptual stages of exploration, and although there can be no assurance, management intends over time to introduce the use of robotics into its flooring and hardscape applications services operations. While such a move would likely result in a substantial increase in recurring capital expense, it is management’s belief that, once streamlined, if at all, it would also contribute significantly to bolstering gross profit margins through decreases in unit (labor) costs coupled with increases in unit productivity.

Sales

A core element of our recently revised business plan is to leverage both direct and distribution sales channels to aggressively expand key referral-based product adoption and market share in multiple geographic locations. We are currently in the process of attempting to identify an appropriate sales consulting firm to conduct a fundamental review of our sales operations, processes and team members, and deliver a detailed roll-out and growth plan, including a hiring agenda and onboarding model that outlines a systematic and replicable process to ensure development of consistent, high-end sales capabilities, as well as a playbook for sales training and development. In the meantime, however, it is expected by us to largely build upon conclusions reached to date.

Direct sales throughout the State of Florida and the Southeastern U.S. more generally is rapidly developing as a notable revenue stream that additionally serves as a local test-bed for sales best practices and intelligence-gathering. Expansion into other areas, including, for example, a developing presence in the Northeastern U.S., is already also well underway, as is the identification of a handful of other targeted regions across the U.S. believed by us to eventually serve as strategic hubs. Each region will include a team comprised of business development, sales, and marketing professionals. It is management’s view that the likelihood of successful expansion throughout the entirety of North America will be dependent on a focus by us on those regions that share two primary criteria:

▪	they are statistically demonstrable hotbeds of relatively rapid population and industrial/retail growth; and

▪	they are characterized by a relatively high presence of “key influencers” vis-à-vis RexPro brand/technology endorsement (“key influencers” being defined as those individuals or organizations in a target market identified by us to be among those to whom we have proven our RexPro solutions to be effective, and with whom we have developed a relationship that manifests as active endorsement of our products’ performances, value, and applicability to other potential customers within their sphere of influence [typically, but not invariably, existing and active local flooring or other contractors]).

As available working capital permits, our sales organization will include three separate levels, a continental group, a number of regional teams, and a number of local teams. The continental team’s responsibility will be to target and sell to both U.S. national-scale and Canadian national-scale accounts. The regional teams’ responsibilities will be to target and sell to regional accounts headquartered in the team’s regional domain. The local teams’ responsibilities will be to target and sell to local accounts operating within the team’s local domain.

Although there can be no assurance, and generally, we expect our account executives, as well as our sales managers, to be compensated through a combination of a base salary and commission. The commission will consist of some sliding percentage of gross receipts on jobs performed based on profit margin achieved, and be split in some way between the account executive and the corresponding sales manager. Further, these individuals remain entitled to a continuing interest in such commissions for work performed for each account going forward but only for so long as they remain with the Company. In applying this structure, management’s aim is to incentivize both individuals involved to build up a portfolio of recurring account work over time, and to remain with the Company for a long time.

Account Acquisitions

In addition to building sales through organic channels, we intend to actively and aggressively pursue business development through the acquisition of existing accounts from service contractors that control them wherever opportunities present themselves to build value on the way in. Specifically, and although there can be no assurance, this means discipline in buying any such accounts only at attractive purchase prices that will be accretive to our per share value, whether paid in cash or shares of our stock.

Contracts

Wherever our negotiating leverage permits, and whether derived organically through traditional sales initiatives or acquired from another service provider, we attempt to enter into long-term service agreements with our clients that will provide us in each case with a value-generating source of recurring revenue.

Certain Business Focal Points

Revenue Sources

Although there can be no assurance of either mix or volume, and based on our revised business plan, we expect to derive recurring revenue from each of the following:

▪	The performance of interior flooring and exterior hardscape applications services
▪	Sales of our interior flooring and exterior hardscape product beyond that sold as part of our applications services
▪	Sales of our other vertical market coatings to licensees, distributors, private-label resellers, remanufacturers and other users, including those for HVAC and refrigeration units, power generators, automobiles and motorcycles, vessels and marine infrastructure, heavy trucks and construction equipment/vehicles, oil, gas and mining infrastructure/equipment

Revenue Drivers

Management believes that our future revenues will be largely dependent upon the following key factors:

▪	The growth rate in the number and size of client-customer accounts (as determined through a combination of sales headcount, quota and productivity rates in relation to meeting quota)
▪	Our client retention rate
▪	The degree to which our product is superior in the market, our product mix and our product pricing
▪	Our applications pricing

Gross Profit Margin Drivers

Management believes that our future gross profit margins will be largely dependent upon the following key factors:

▪	The existence of product pricing power
▪	Our lack of dependence on unaffiliated general contractors for crew labor on our applications
▪	Our ability to benefit from economies of scale in materials purchasing
▪	The frequency of our working capital turns

Cost Drivers

Management believes that our future costs structure will be largely dependent upon the following key factors:

▪	Our cost of applications services crew labor, which will be materially affected by the extent to which we are reliant on unaffiliated general contractors
▪	Our ability to benefit from economies of scale in materials purchasing
▪	Our applications services labor efficiency
▪	The rates at which we experience application mishap incidents, and the severity of such mishap

Product Manufacturing and Fulfillment

We currently conduct all manufacturing and fulfillment operations on our own at our facility in Lake Park, FL. Though production capacity is currently limited, we intend to expand in-house capacity in the near future, subject to our having available to us the requisite capital investment. The manufacturing process is comprised largely of combining and blending raw materials and chemicals, including additives, in each case consistent with our proprietary formulations, and bottling of final product into labeled, quart, gallon and larger containers. In general, on-hand inventory is kept to a minimum and built up based on forecasted immediate- to near-term sales.

Due to financial constraints, we are often unable to buy raw materials in quantities that allow us to efficiently allocate our available capital. Specifically, we are often faced with having to purchase such materials in bulk sizes that are larger than we have an immediate-term need for and which results in our having to tie up more working capital in inventory than is maximally efficient from a capital allocation perspective. Although there can be no assurance that we will free of ourselves of this inefficiency, we do believe that the steady availability of adequate working capital, which has been absent for many years, would enable us to overcome this operational handicap.

Product Order Backlog

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

Product Warranties and Returns Policies

Our product returns policies and warranties differ materially based on the type of surface to which we are informed our products are being applied, as well as the anticipated performance life of the particular product.

In general, we maintain a consistent return policy relative to any products in relation to which there is either no associated installation or, if there is an installation involved, it is one in which we have no participation or for which we have any responsibility. The policy under such circumstances requires that the subject products be returned unopened within no more than 30 days of purchase, and that all shipping charges associated with the return be borne by the customer. For a period of up to five years from purchase, a warranty is extended in such cases to customers relative to both the chemical integrity (as represented upon sale) and the performance integrity of the coatings based on the specific characteristics of the subject product and application, and the corresponding representations made by us in relation thereto.

Our returns policies and product warranties are general policies and warranties and are subject to change in relation to any particular sale. Further, the general policies and warranties themselves are subject to change from time to time and are likely to evolve as our operations and revenues develop.

                Applications Services Warranties

While still in the early stages of development, our services warranties are likely to be offered in three or more tiers depending on the level of service purchased and the business type and level of foot or vehicle traffic on the area of application. For example, a first tier application services warranty for a customer that wants only the initial application and no maintenance follow up in a medium-to-heavy traffic office building might range from one to three years and cover only product replacement costs but not labor, whereas a tier three application services warranty might last five years or longer for a customer that subscribes to routine preventive maintenance calls and periodic heavy traffic area reapplication services. An example of a heavy traffic area would be the checkout line areas of a grocery store.

Research and Development

Though a substantial and growing percentage of our operating expense, our RexPro research and development (“R&D”) has been very modest in recent years, in real dollar terms, due to a lack of allocable funds. The limited R&D activities that have been pursued over this period have been conducted exclusively in-house.

Our RexPro R&D objective is to leverage our unique, integrated, emerging science capabilities to drive revenue and margin growth. Our R&D initiatives are principally focused on our strategic priority of achieving a leadership position across the relatively higher margin, science-driven segments of the specialized coatings and surfaces markets in which it operates by developing and refining differentiated, advanced industrial and related coatings and surface materials. We believe that our specialized scientific expertise, together with our developing R&D program, combine to provide us with distinctive, competitive advantages that position us to establish broad global reach over time and deep market penetration in our market verticals.

Our RexPro R&D team consists of one full-time employee and one part-time personnel.

We continue to protect our R&D investments and assets through pursuit of a comprehensive intellectual property strategy. See discussion under “Intellectual Property.”

Regulatory and Environmental Compliance

Our coatings products business is subject to an extensive array of stringent regulations arising under a broad range of U.S. federal, state, local and foreign environmental, health and safety laws relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other harmful materials. These regulations have potential implications for us in terms of our manufacturing operations, product handling and use by customers and agents, as well as installation processes. In this regard, we will likely have to expend substantial amounts to comply with such laws and regulations as well as establish and maintain an evolving set of policies to minimize and control our environmental discharge and emissions. Nevertheless, legislative, regulatory and economic uncertainties (including existing and potential laws and regulations pertaining to climate change) may make it difficult for us to project future spending for these purposes and, if there is an acceleration in new regulatory requirements, we may be required to expend substantial additional funds to remain in compliance.

Our applications services operations are subject to various federal, state, and/or local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, such as discharge into soil, water, and air, and the generation, handling, storage, transportation, and disposal of waste and hazardous substances. We expect that, from time to time, we will be involved in environmental matters at certain of our locations or in connection with our operations. Although there can be no assurance, we do not anticipate that the cost of complying with environmental laws or resolving environmental issues relating to locations or operations in in North America to have a material adverse effect on our financial position, results of operations, or cash flows.

Coatings Products Industry Competition

Product performance, technology, cost-effectiveness, quality and technical and customer service are major competitive factors in the industrial and flooring coatings businesses. While, as discussed elsewhere, we are aware of a variety of products that share some of the attributes as our own, including some in our interior flooring and exterior hardscape categories, we are unaware of any one or more products possessing the identical combination of physical properties, and that, on the whole, offers exactly the same array of benefits, as our proprietary line of specialty coatings. There can be no assurance, however, that there’s not products under development or already in existence and in the early stages of market introduction of which management is not yet aware. The market for industrial and product performance coatings is extremely large, broad in scope, and consists of many different segments and sub-segments, each of which involves a range of product applications. It is also increasingly characterized by rapidly evolving technology. Precisely because of the wide array of beneficial properties they possess, the specialty coatings produced and distributed by us should be viewed as competing with other coatings products across a wide variety of the various existing market segments and sub-segments. Hydrophobic, anti-corrosion and antimicrobial coatings, for example, are each segments in which numerous companies are aggressively competing with one another worldwide, both in terms of technology and market share, but that, combined, represent only a minor portion of the aggregate competition that we should be viewed as meaningfully confronting.

The competition faced by us in relation to our proprietary line of specialty coatings includes both public and private organizations and collaborations among academic institutions and large companies, both domestic and foreign, most of which have significantly greater experience and financial resources than us. We expect that our most significant competitors, at least in some verticals, will tend to be larger, more established companies, including many major multinational corporations such as Akzo Nobel N.V., PPG Industries, Inc., Axalta Coating Systems, and Valspar Corporation. In general, these companies are all developing products that, at some level or in one or more ways, compete with ours and, in addition to many existing issued and pending patents, they have significantly greater capital and other resources available to them for research and development, testing, seeking and obtaining any required regulatory approvals, marketing and distribution. In addition, many smaller coatings have formed strategic alliances or collaborative arrangements, partnerships, and other types of joint ventures with larger, well-established industry competitors that afford these companies’ potential research and development and commercialization advantages, and may be aided in becoming significant competitors through rapid evolution of new technologies. Academic institutions, governmental agencies, and other public and private dedicated research organizations are also financing and conducting research and development activities that could result in the introduction of products directly competitive to our own.

Interior Flooring and Exterior Hardscape Applications Services Competition

We believe that each aspect of our applications services business will prove highly competitive and that such competition will be based primarily on price, quality of service, efficiency enhancements, ability to adapt to changing workplace conditions, and ability to anticipate and respond to industry changes. Although we believe that the quality and developing reputation of our proprietary products that we apply in connection with our services will serve to facilitate meaningful and durable competitive advantages in establishing and maintaining client accounts, we are proceeding on the basis of our conservatively arrived at assumption that a majority of our potential services revenue will be driven by prospective accounts requiring competitive bids, and that invitations to bid will often be conditioned upon prior experience, industry presence and demonstrated expertise, and financial strength, all factors in relation to which we should be expected to be at a meaningful competitive disadvantage. The low cost of entry in the facility services business results in a very competitive market. We expect to compete largely with regional and local owner-operated companies that may have more acute vision into local markets and significantly lower labor and overhead costs, providing them with competitive advantages in those regards. We also expect to compete indirectly with companies that can perform for themselves one or more services that we do not provide.

Intellectual Property

The competitive environment in which we operate is largely driven by technology, proprietary or otherwise. In general, companies in this environment seek to develop competitive advantages – both offensive and defensive – through the obtaining and maintaining of relevant patents and trade secrets (“intellectual property” or “IP”) relating to their respective technological advancements. As a science and technology based company, we believe that securing intellectual property is an important part of protecting our research and development.

Our IP strategy has been arrived at after extensive consideration of the relevant factors associated with both trade secret and potential patent protection. Given the meaningful disadvantages occasioned by the pursuit and/or issuance of potential patents on our technologies, coupled with the practical realities surrounding policing concerns thereafter, the strategy settled upon is one which relies strictly, at least for the time being and foreseeable future, on the protection and maintenance of trade secrets, and does not involve the pursuit of any patents, either in the United States or elsewhere.

Our core advanced coatings products’ unique competitive advantages are protected by closely-guarded trade secrets consisting of proprietary chemistry and formulations. In this regard, trade secrets play an important part in our intellectual property strategy, and we vigilantly seek to protect them. To protect our proprietary position in trade secrets, we require all employees, consultants, advisors and collaborators with access to our technology to enter into confidentiality and invention ownership agreements with us. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, competitors who independently develop substantially equivalent technology, or otherwise acquire it, may adversely impact our business. If and when we discover that any trade secrets have been misappropriated, it is expected that we will, unless we otherwise determine for strategic or similar reasons, report the matter to governmental authorities for investigation and potential criminal action, as appropriate. In addition, and to the extent that we have the available financial resources, we intend to take all reasonably required measures in an effort to mitigate any potential adverse economic impact, which may include civil actions seeking redress, restitution and/or damages based on losses sustained by us and/or unjust enrichment by a counter-party.

The fields in which we operate have been characterized by significant efforts by competitors in recent years to establish dominant or blocking patent rights to gain a competitive advantage, and by considerable differences of opinion as to the value and legal legitimacy of competitors’ purported patent rights and the technologies they actually utilize in their businesses. There can be no assurance that we will not be victimized by such aggressive initiatives and deliberate disputes.

It is possible that competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for, or may in the future apply for and obtain, patents, which will have an adverse impact on our ability to make and sell our products. There can also be no assurance that competitors will not reverse engineer any one or more of our formulations, or will not claim that we are infringing on their patents. Defense and prosecution of patent infringement suits, even if successful, are both costly and time consuming. An adverse outcome in the defense of a patent infringement suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or potentially even require us to cease our operations.

ADVANCED CEMENT SCIENCES

Advanced Cement Sciences, LLC (“ACS”) is a Florida-based, development-stage company that acquired and owns certain intellectual property aimed at the production of advanced concrete and stucco admixtures and that consists principally of a combination of unique, proprietary formulations and production processes. ACS is in the process of developing and commercializing an array of application-specific products that rely on this technology, each of which are at a different stage of research and development, on the one hand, or very early commercialization, on the other.

ACS has not, to date, generated anything beyond nominal revenues despite it being a venture that our management had been very actively involved in developing since 2016 and into which we have invested significantly. Due to a lack of available company financial resources, coupled with its lack of near-term prospects for generating material revenue, ACS has been the subject in recent months of considerably reduced allocations of our available capital and human resources, a trend we expect to continue unless and until our financial condition substantially improves.

Technology

The ACS core technology centers around what are believed by management to be two meaningfully proprietary advances in concrete materials engineering:

▪	Industrial chemistry formulations that result in multi-functional, high-performance concrete and stucco end-products that possess physical, flexural, chemical, and structural properties believed by management to potentially be unparalleled in their respective U.S. domestic and global markets.

▪	Methodologies for the custom blending, bonding and assimilation of base catalytic chemistries with a variety of industrial nanofibers and nanoparticles such that the net results are concrete and stucco end-products carrying a broad array of application-specific, custom-enhanced properties and high-performance characteristics.

Taken as a whole, we believe that our ACS platform technology is not merely a finite assortment of formulations from which certain useful products have been derived, but rather an evolving continuum of custom-blended concrete and stucco admixture variations subtly adaptable to meet a broad array of specific industrial applications and needs.

ACS is achieving results in the performance and other characteristics of its nano-engineered catalytic chemistry that management believes may prove unparalleled in a variety of ways. It is doing this by using internally developed, largely unconventional and proprietary combinations of materials and chemistry, including advanced compound assimilation methodologies believed by us to be unique to ACS.

Beyond its unique and proprietary concrete and stucco admixture formulations themselves, ACS has additionally developed an advanced product delivery system not otherwise known by us to be utilized in the industry that dramatically simplifies the process associated with mixing and preparing end-product, the purpose of which is to render the process much more mistake-proof than it might otherwise be. ACS’s “AdPacks,” named for their novel combining of the concrete industry admixture concept with that of a pre-mixed, ready-to-go package, contain a dense, viscous cake-mix style assortment of pre-measured and combined contents constituting a base product which, when combined on a production line or job site with cement, water and most commonly used concrete or stucco aggregates in accordance with provided instructions and supplemental videos, results in an end-product with notably superior characteristics for its particular purposes. It is management’s goal to make the ACS AdPacks available in off-the-shelf SKUs as well as custom formulations, and can be delivered in bag-sizes, totes or drums to meet quantity requirements at all industry levels.

Products and Markets

ACS is currently developing and, to varying degrees, commercializing, three distinct AdMix product lines:

▪	Ultra-Lightweight Concrete Dry AdMix (AdPack)
▪	High-Performance Stucco Dry AdMix (AdPack)
▪	Ultra-Lightweight Concrete Block Dry AdMix (AdPack)

ACS has not, to date, generated anything beyond nominal revenues from any developed product lines.

Our Ultra-Lightweight Concrete Dry AdMix and High-Performance Stucco Dry AdMix are each believed by us to be ready at this time for commercialization and market introduction, subject to a variety of questions that remain unresolved, particularly those associated with continuing uncertainties surrounding the following, among others:

▪	the long-term performance characteristics and durability of the products,
▪	the lack to date of having completed comprehensive industry-standard testing of such products,
▪	market sizes,
▪	market receptivity,
▪	market penetration rates,
▪	the attainability and sustainability of targeted market price points for such products in order to achieve established benchmark minimum gross margin thresholds, and
▪	the degree to which stockpiling speculative inventory will be necessary during the early-going sales period to meet customer demand if and when it materializes and develops.

Despite these continuing uncertainties, sales of our proprietary ACS Ultra-Lightweight Concrete Dry Admix have begun to a company with which ACS is affiliated (through common ownership with one of the beneficial owners from whom we recently acquired the remaining interest in ACS that we had not previously owned), United Stone, LLC, and that is currently selling precast decorative lightweight “manufactured stone” end-product that it is producing with our product. Notably, the end-user customer on these orders is Lennar Corporation, a very large homebuilder operating throughout the U.S.

Other applications for our Ultra-Lightweight Concrete Dry Admix are currently subject to continuing research, development and testing, including fire-resistant hollow-core panels, and other pre-cast construction panels and materials, for which the potentially definable construction markets are each global and massive by any sales volume standard.

Our Ultra-Lightweight Concrete Block Dry AdMix remains for the time being subject to continuing research, development and testing. We are cautiously optimistic regarding the prospects for this product, however, given the enormity of the global market potential within the construction sector and the uniquely valuable fire-resistant properties we believe that we can achieve and eventually be able to claim coupled with the substantially reduced weight of these units relative to the standard, ubiquitous units being sold worldwide in this category.

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

With end-product that tends to be very bulky, heavy and prone to breakage in transport, and with only minor exception, those in the first group are believed by management to naturally covet a concrete that is many times lighter in weight than standard concrete, and that features a flexural strength that preserves the integrity of their product where it would otherwise fail (crack or break), but only if the cost of using it is meaningfully lower on a net, all-in basis. Although there are others, some of which are very large, initially targeted markets by ACS within this group include the following, in relation to which ACS believes it can most rapidly achieve meaningful revenue growth and market penetration:

▪	Producers of concrete interior and exterior “manufactured stone” panels and veneers, architectural trim and decorative pieces (product: ACS Ultra-Lightweight [Design] Formula AdPack); and

▪	Subject to completion of ongoing product development, concrete block (product: ACS Ultra-Lightweight Block Formula AdPack).

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

Sales initiatives for ACS product have been underway for over a year as of the date of this Annual Report on Form 10-K, and such initiatives have been, intentionally due to production constraints, slow to develop and limited to those aimed strictly at the “manufactured stone” market and, more recently, the stucco market. Given the realities of new product introductions generally, and the need in the case of ACS products to not only evidence product compliance with existing building codes and related industrial standards, but also demonstrate product workability and efficacy through showcase projects, positive customer experiences, and industry expert references and endorsements, ACS is yet to achieve any meaningful degree of sales traction for either of those product lines and, to date, sales have been very limited and deliberately targeted towards customers that view their use of the product as part of a series of final-stage, semi-pilot projects. In the meantime, steady efforts have been underway towards enabling ACS’s ability to systematically provide evidence of product compliance with existing building codes and related industrial standards within identified markets, as well as to readily demonstrate product workability and efficacy through showcase projects, positive customer experiences, and industry expert references and endorsements within such markets.

Manufacturing and Marketing

To date, and beyond that associated with continuing product research and development, manufacturing and packaging of ACS product has been low-rate, batch only (i.e. non-automated). Systems design and planning for automated production and packaging are currently (and as they have been for some time now due to financing constraints) in the early stages of development, though implementation will be dependent on the availability of required financing. In the meantime, pursuit and acceptance of purchase orders has been and will necessarily continue to be constrained by very limited production capacity.

Subject to the availability of required financing and allocation by management, for which there can be no assurance, ACS’s 2-year manufacturing and marketing development plan is highlighted by the following key objectives:

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

Backlog

In general, ACS does not manufacture its products against a backlog of orders and does not consider or expect backlog to be a significant indicator of the level of future sales activity. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Accordingly, we do not believe that ACS backlog information is material to an understanding of our overall business and should not be considered a reliable indicator of ACS’s or our ability to achieve any particular level of revenue or other metric of financial performance.

Intellectual Property

The only material asset of ACS existing as of the date hereof is the intellectual property underlying the ACS technology, the value of which remains highly speculative as of the date hereof, but the prospects for which offer potentially desirable returns for each of at least several applications in the event of successful product commercialization and market penetration/adoption at targeted price points. This intellectual property was acquired via irrevocable assignment by ACS in February of 2018 from the individual responsible for its development, Matthew Piazza, who has been independently consulting for ACS and is expected to continue to do so for the foreseeable future, though there is not currently an agreement in place relating to Mr. Piazza’s services going forward. Pursuant to the terms of the agreement by which ACS acquired the subject technology from Mr. Piazza, ACS is obligated to pay to Mr. Piazza a percentage of all annually distributable income of ACS based on the gross profit margins of products sold by or for the account of ACS, and actually realized by ACS and not at any time recouped, in accordance with the following schedule:

Gross Margin Actually Realized By ACS	Percentage
Up To 35%	-0-
35-45%	1%
45.01-55%	2%
55.10-65%	3%
65.01-75%	4%
75.01% or More	5%

Although there can be no assurances as to the discounted present or future value of our ACS technology, and despite our having been unable as a practical matter - due to prohibitive cost considerations given our current financial condition and unavailability of allocable cash - to obtain a professional, independent third-party valuation and/or fairness opinion, we have concluded based on our unique (though necessarily incomplete) knowledge of the relevant facts as a founding member since inception that ACS represents a uniquely worthy investment opportunity for us given the potential revenue-generating value of its intellectual property.

Our Historical Involvement With ACS

The Company was one of three founding members in ACS in September 2016. Following an equity restructuring of ACS that occurred in May 2017 that arose out of the agreed-upon departure from the enterprise of one of the founding technology firms and the addition of a new member that occurred in July 2017, until the series of transactions consummated on December 24, 2018, the venture was owned and controlled approximately 93% by its remaining two founding members, the Company and Nanotech Fibers, LLC, each of which have been actively involved in its development to date. Although ACS had been in a purely pre-revenue stage of development, our management team had been devoting a very significant percentage of its time to the business of this enterprise.

Since September 14, 2016, and for accounting purposes under FASB guidelines, ACS had constituted a variable interest entity of which the Company until recently owned a minority 31.05% economic interest and for which it had been considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. For this reason, we have been auditing and consolidating the financial statements of ACS together with our own since September 24, 2016.

Pursuant to an unwritten understanding among the then-members of ACS, we, as a significant stakeholder in ACS, began making expenditures on behalf of ACS in late 2016 because, as a practical matter, we had available funds to allocate and ACS was without other sources of available financing. Although it was never formally agreed to, the basic understanding among the members was that we would make expenditures on behalf of ACS that would be treated as a loan (though no interest rate was at any time specified). The reason it was never reduced to a formal written agreement was that working out the precise and definitive details of such agreement proved ultimately to be too challenging to be meaningfully effective on a prospective basis given the variety of materials, personnel services, facilities and other resources involved (shared and/or crossing over between the Company and ACS), coupled with the reality that the composition of such expenses was evolving continuously and rapidly. As of December 24, 2018, the date on which the series of transactions were consummated causing ACS to have become our wholly-owned subsidiary, ACS owed us $242,579 for expenditures we had incurred on behalf of ACS since September 14, 2016.

On December 24, 2018, and in a series of separate but related taxable transactions, the Company acquired the 68.95% economic – and 68.42% voting – interests not previously owned by it in ACS, resulting in the Company owning 100% of ACS as of the date hereof (and making it a wholly-owned and consolidated subsidiary). Prior to the consummation of these transactions, effected separately with each of the other four holders of membership interests in ACS, we had owned a 31.05% economic – and 31.58% minority voting – interest in ACS. In exchange for the acquisition by the Company of such combined membership interests, the Company issued to the holders thereof a combined total of 175,000,000 shares of Company common stock, including 57,458,335 shares, indirectly and through beneficial ownership, to our president and chief executive officer, Steven Malone, 57,458,333, also indirectly and through beneficial ownership, to our corporate and securities legal counsel, Michael Membrado, and 28,729,166, also indirectly and through beneficial ownership, to Mr. Piazza, the developer of the ACS technology. The agreements pursuant to which this series of transactions were consummated are included as Exhibits 10.50 – 10.53 to our Current Report on Form 8-K filed December 31, 2018. In connection with the acquisition of this remaining percentage interest in ACS, each of the three incumbent managers of ACS resigned, effective immediately, and the Company designated itself as the manager of that entity, which now exists as our wholly-owned subsidiary.

COMBINED BUSINESSES

Significant Customers and Vendors

During the years ended December 31, 2018 and 2017, we generated a significant portion of our revenues from certain customers as follows:

	% of Total Revenues
Customer	2018	2017
Caribbean Energy Solutions, LLC.	18.44%	0.45%
Springfield ReManufacturing Corp. (SRC)	13.64%	7.50%
Permatect Facility Solutions	9.03%	3.05%

During the years ended December 31, 2018 and 2017, our significant product and chemical raw material purchases were as follows:

	% to Total Products
	2018	2017
Vendor A	22.36%	—
Vendor B	16.46%	18.41%
Vendor C	10.45%	7.15%

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

Beginning in 1997, and although we were not then a reporting company under the Securities Exchange Act, our common stock was quoted on the OTC Bulletin Board (originally under the symbol “TIXX”, which was later changed to “TIXXD”). On May 13, 1999, we changed our name to FINdex.com, Inc. On March 7, 2000, in an effort to satisfy a then recently imposed NASD Rule eligibility requirement that companies quoted on the OTC Bulletin Board be fully reporting under the Securities Exchange Act (thereby requiring recently audited financial statements) and current in their filing obligations, we acquired, as part of a share exchange in which we issued 150,000 shares of our common stock, all of the outstanding capital stock of Reagan Holdings, Inc., a Delaware corporation. At the time of this transaction, Reagan Holdings was subject to the requirements of having to file reports pursuant to Section 13 of the Securities Exchange Act, had recently audited financial statements and was current in its reporting obligations. Having no operations, employees, revenues or other business plan at the time, however, it was a public shell company. As a result of this transaction, Reagan Holdings, Inc. became our wholly owned subsidiary and we became the successor issuer to Reagan Holdings for reporting purposes pursuant to Rule 12g-3 of the Securities Exchange Act. Shortly thereafter, we changed our stock symbol to “FIND.” Though it does not currently have any operations, employees, or revenues, Reagan Holdings remains our wholly-owned subsidiary.

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

In its most recent corporate form, EcoSmart Florida was organized in 2012. The patents (since assigned by us) and other intellectual property forming the foundation of the EcoSmart business were originally developed during a preceding period dating back to 2003 in which it was operated by the developers of the Company’s technologies as Surface Modification Technologies, Inc. (“SMT”), a Florida corporation, and EcoSmart, LLC, a Florida limited liability company, which were sold together to The Renewable Corporation, a Florida based company with its common stock then traded in the over-the-counter market (“TRC”) in 2012. On January 20, 2012, EcoSmart Coating Technologies, Inc., a Florida corporation, was organized as a wholly-owned subsidiary of TRC. Simultaneously, EcoSmart Surface Technologies, Inc., also a Florida corporation, was formed as a wholly-owned subsidiary of TRC. With common ownership by TRC, the assets of each of SMT and EcoSmart, LLC were thereafter transferred in part to EcoSmart Coating Technologies, Inc. with the remainder to EcoSmart Surface Technologies, Inc. On September 18, 2012, EcoSmart Surface Technologies, Inc. changed its name to EcoSmart Surface & Coating Technologies, Inc. On October 19, 2012, EcoSmart Coating Technologies, Inc. was merged with and into EcoSmart Surface & Coating Technologies, Inc., leaving EcoSmart Surface & Coating Technologies, Inc. as the surviving corporation.

ACS, a Florida limited liability company, is an engineered cement technology and products firm founded in mid-2016 and currently focused on developing and commercializing a line of proprietary admixtures to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco. Since September 14, 2016, and for accounting purposes under FASB guidelines, ACS had constituted a variable interest entity of which the Company until recently owned a minority 31.05% economic interest and for which it had been considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. On December 24, 2018, and in a series of separate but related taxable transactions, the Company acquired the 68.95% economic – and 68.42% voting – interests not previously owned by it in ACS, resulting in the Company owning 100% of ACS as of the date hereof (and making it a wholly-owned and consolidated subsidiary). Prior to the consummation of these transactions, effected separately with each of the other four holders of membership interests in ACS, we had owned a 31.05% economic – and 31.58% minority voting – interest in ACS. In exchange for the acquisition by the Company of such combined membership interests, the Company issued to the holders thereof a combined total of 175,000,000 shares of Company common stock.

Employees

As of April 16, 2019, we had six full-time and two part-time employees/contractors. Two full-time employees/contractors are part of the senior-level executive team, one full-time employee/contractor and one part-time employee/contractor are part of the product research and development and business development team, one part-time employee/contractor and one part-time employee/contractor is part of the marketing, customer service and sales team, one full-time employee/contractor is part of the manufacturing team, and one full-time employee/contractor is part of the financial management and administration team.

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

Certain matters discussed in this annual report on Form 10-K for the fiscal year ended December 31, 2018 contain forward-looking statements that involve uncertain outcomes, outcomes that may or may not materialize, risks associated with certain outcomes, and, in many cases, management judgments relative to such outcome uncertainties and risks. Many of the factors associated with such forward-looking statements that could cause actual results to differ from those projected or forecast are included in the contents of this annual report on Form 10-K. In addition to other information contained herein, readers should carefully consider the following cautionary statements and risk factors.

An investment in our securities is speculative and involves a high degree of risk.

Company Liquidity and Related Risks

If we are required to repay our outstanding debt as and when required, we may not be able to without either depleting our working capital or raising additional funds, and any failure on our part to repay such debt could result in legal action against us, which could require the sale of material assets.

As of December 31, 2018, and in addition to $633,792 in trade and related accounts payables, we owed an aggregate of $2,607,708 in principal face amount of combined notes payable and notes payable, related parties. In accordance with the respective terms of these notes, $300,000 is required to be serviced with quarterly interest payments (calculated on the basis of a 10% annual percentage rate) and have been overdue and payable since August 1, 2015, and $1,409,925 is payable by us upon demand by the holders of the notes (i.e. our creditors). The extent of this debt, when coupled with our limited revenue production during recent reporting periods, presents a situation in which our ability to service that debt is in serious question. The Company recognized revenue of $334,331 for the period ended December 31, 2018 and our ongoing operating costs and capital investment requirements, has us under financial pressures that materially threaten our near-term viability and sustainability. In the event that we are required to repay some or all of these notes and/or other payables in the near-term (and potentially beyond), in whole or substantial part, the funds available to us for this purpose would have to come from either working capital or funds on hand in excess of working capital at that time. No assurance can be provided, however, that any such required funds would be available to us for this purpose, and, historically, we have never had any such surplus funds. If funds are not available to us for this purpose, we would likely need to undertake a financing transaction of some kind. No assurance can be provided, however, that we would be able to complete any such financing between the date hereof and the date by which we would be required to satisfy our obligations, or that, if we are able, that it would be on the basis of terms that are not unfavorable to us. Among other reasons, this is true because investors in early-stage technology companies such as ours generally look unfavorably on the allocation of funds invested by them towards the repayment of debt to third parties as opposed to growing the business. In the event that we are required to repay some or all of the outstanding principal or interest, in whole or in part, and we have insufficient funds to meet and satisfy the obligation, legal action is likely to be taken against us, which could lead to our having to sell some or all of our material assets, including our smart surface technology patent, or potentially even to our having to liquidate the Company.

We are operating at a substantial working capital deficit and our liquidity and capital resources are very limited.

For the year ended December 31, 2018, we generated $334,331 in total revenue while incurring $1,147,025 in combined sales, marketing, general and administrative expenses. This represents a substantial working capital deficit that is severely constraining our ability to operate, both near-term and long-term and our ability to meet our obligations as they become due. Our ability to fund working capital, as well as anticipated capital expenditures, will depend on both our ability to raise much-needed capital and our future performance, which is subject to general economic conditions, our customers, actions of our competitors and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon (i) the extent and availability of bank and other credit facilities, (ii) our ability to access external sources of financing, and (iii) our ability to effectively manage our expenses in relation to revenues. The Company’s cash on hand as of December 31, 2018, $1,821, was insufficient to support our operations for the next twelve months. Therefore, it is likely to become necessary for us to raise additional capital to support growth and/or otherwise finance potential acquisitions. Furthermore, there can be no assurance that our operations or access to external sources of financing will continue to provide resources sufficient to satisfy our liabilities arising in the ordinary course of business, and while it may be possible to borrow funds as required, any such additional capital is likely to require that we sell and issue additional equity and/or convertible securities, including shares issuable upon exercise of currently outstanding warrants, any of which issuances would have a dilutive effect on holdings of existing shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in this Annual Report on Form 10-K.

There is uncertainty as to our ability to continue as a going concern.

Our audited financial statements for the period ending December 31, 2018, including the footnotes thereto, call into question our ability to continue as a going concern. This conclusion was drawn from the fact that, as of the date of those financial statements, we had a negative current ratio and total liabilities in excess of total assets. Those factors, combined with the Company’s operating deficits, have resulted in uncertainty regarding our ability to continue as a going concern. See Note 2 in the Notes to the Consolidated Financial Statements for the year ended December 31, 2018 included in this Annual Report on Form 10-K.

We owe an aggregate amount of $66,851 to various third parties which, under state escheat laws, could subject us to substantial additional liabilities for penalties and interest.

We are carrying certain liabilities on our balance sheet in the aggregate amount of $62,523 for trade payables and royalties payable in connection with services and content licenses associated with certain of our former software titles extending back up to fifteen years but in relation to which we have been unable to locate the parties to whom we owe such trade payables and royalties and no effort to collect such obligations by such parties or any successors-in-interest have been made. We are additionally carrying certain liabilities on our balance sheet in the aggregate amount of $4,328 for amounts payable to customers for product return refunds extending back up to ten years many of whom we expect, without actually knowing at this point one way or the other, to similarly be unable to locate and in connection with which no effort to date to collect such obligations has been made. Under the escheat laws of the various states in which these creditors were last known to have an address based on our records, we are or may be required to pay to such states the aggregate amounts owed for these obligations – in both categories – even though we cannot locate the actual parties to whom they are owed. Moreover, we are likely to be additionally liable for substantial penalties, both individually and in the aggregate, for not having previously reported such obligations and paid such amounts to such various states, which reporting obligations and associated penalties for non-compliance vary significantly among states, as well as interest for amounts deemed past due. It is likely that these additional liabilities, neither the individual nor collective extent of which are known at this time and as such have not been accrued, will be material in the aggregate and have a material adverse effect on our financial condition and our results of operations, including our liquidity.

No matter how quickly we can generate sales, assuming that we can accomplish that, we will require additional funding in the near-term, potentially substantial, and any failure to raise additional capital necessary to support organizational, sales and operational growth will jeopardize our viability to remain in business.

At December 31, 2018, we had $1,821 in cash and cash equivalents. At April 16, 2019, that amount was $5,145. Given ongoing cash constraints, we currently need to raise substantial additional capital, through either equity, debt and/or hybrid (combination equity and debt) financing. Specifically, a near-term infusion of cash is now critical for purposes of the following:

▪	building and sustaining our sales organization, including nationally, regionally, and locally throughout North America;
▪	direct, online and other marketing and promotion of our products and services throughout North America, including website development, and tradeshow attendance and exhibition;
▪	acquiring applications service accounts as opportunities arise, at least until doing so using our common stock as currency becomes financially sensible;
▪	establishing and maintaining suitable manufacturing and inventory-carrying capacity to meet anticipated and actual demand for our products, including as may be prudent capital investment in production automation systems;
▪	purchasing raw materials in bulk and maintaining inventories of those and other consumable supplies at levels that keep pace with projected near-term sales volume;
▪	building and sustaining our applications servicing network and operations throughout North America, including training, equipment (including vehicles wherever warranted), uniforms, supplies and support services (including online and video/technology based);
▪	building our customer service and support resources;
▪	continuing to develop our product research and development initiatives in order to maintain our proprietary competitive advantages;
▪	identifying, attracting and hiring qualified key executive c-level personnel and board members;
▪	maintaining our general and administrative expenses at required levels, including the hiring and training of personnel, the retaining of outside professionals, and the securing and maintaining of appropriate insurance coverage for all of our products, operations and executive and directorial errors and omissions;
▪	investor relations initiatives, including personnel, outside services and printing;
▪	qualifying for, obtaining and maintaining an appropriate and competitive-rate commercial line of credit for operating the business; and/or
▪	meeting increasing working capital requirements.

There can be no assurance that any such financing, be it through strategic collaborations, public or private equity investment or other financing sources, will be available to us as and when required, either on acceptable terms or at all. To the extent that financing is only available through the sale of equity or convertible securities, or that a determination is made by management that the sale of equity or convertible securities is otherwise in our best interests, any such financing could and likely would result in significant dilution to our existing stockholders, subject, however, to availability of authorized but unissued shares of common stock, which availability is limited and cannot be assured. To the extent that financing is only available through the divestiture of some or all of our assets, or that a determination is made by management that any such divestiture of assets is otherwise in our best interests, any such sale would result in the loss of otherwise existing potential revenue and/or earnings opportunities for us achievable through retained ownership of such assets. Further, if funds are obtained through arrangements with collaborative partners or other third parties, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize on our own, thereby similarly resulting in a loss of otherwise existing potential revenue and/or earnings opportunities for us achievable through the retention of such rights. If sufficient capital is not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs or product lines, or potentially cease to remain in business.

Our accumulated deficit makes it harder for us to borrow funds.

As of December 31, 2018, and as a result of historical losses both during the year ended December 31, 2018 and prior years, our accumulated deficit was $8,966,690. The fact that we maintain an accumulated deficit, as well as the extent of our accumulated deficit, negatively affects our ability to borrow funds because lenders – and particularly commercial and other market rate lenders – generally view an accumulated deficit as a negative factor in evaluating creditworthiness. Any inability on our part to borrow funds if and when required or desired, or any reduction in the favorability of the terms upon which we are able to borrow funds if and when required or desired, including amount, applicable interest rate and collateralization, would likely have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in this Annual Report on Form 10-K.

Risk Associated with Any Future After-Tax Free Cash Flow and Reported Earnings

It is highly unlikely that we will be able to benefit from our existing net operating losses.

Although we currently have a total of $18,460,000 in net operating losses (“NOLs”) extending back to 1996, we believe that it is highly unlikely that we will be able to offset otherwise future taxable income by carrying forward, or otherwise being able to benefit from, those NOLs. Section 382 of the U.S. Internal Revenue Code contains the statutory rules governing the use of NOLs as a deferred tax asset to offset otherwise taxable income. These laws and the required analysis for determining whether a given company is, or remains over time, eligible to benefit from its NOLs by offsetting income are highly complex, require extensive and detailed review of the company’s historical share issuances over time, and are not easily applied in a way that results in any meaningful degree of certainty surrounding the conclusion reached, except when completed by expert professionals. Any such expert professionals, however, are generally very expensive to engage, retain, and render a conclusory opinion on such matter, and, although we recognize the value and importance to investors of doing so, we have not to date had the available financial resources to allocate to this purpose, and our lack of pre-tax profitability in recent years has served as a disincentive to make it a higher priority for us in the allocation of our very limited capital. There can be no assurance, as such, that our NOLs carry any continuing economic value to us. When coupled with our own suspicions that such carryover benefits have been irretrievably lost through one or more corporate actions taken by us over time, in each case motivated by other, higher priority considerations, investors are cautioned not to factor any potential value associated with our historical NOLs as deferred tax assets into a determination as to our future prospects or financial results.

Risks Associated with Our Businesses and Industries

Our vertical integration into the coatings applications services business amounts to speculative entry by us into a new and very different business.

Although we have been selling our RexPro coatings products for a number of years (up until recently under the EcoSmart brand), and gradually developing that business, our recent determination to vertically integrate by expanding into the interior flooring and exterior hardscape applications services business, and making that our primary focus, represents a material departure for us from our historical business operations. Accordingly, our primary business should be viewed as speculative and one subject to some or all of the attendant risks and uncertainties associated with start-up companies generally and those in the specialty maintenance service contracting industry, specifically, including without limitation:

▪	potential business model non-feasibility;
▪	theorized product value propositions not materializing as projected in the market;
▪	sales developing more slowly than projected;
▪	higher than expected cost of entry into potential markets;
▪	inability to find and retain available contract crew labor (including crew leaders) as required;
▪	inability in our applications services operations to gradually reduce our dependence on unaffiliated general contractors and develop our own network of go-to crew members;
▪	inability to manufacture sufficient quantities of product to keep pace with applications demand;
▪	inability to attain and sustain projected gross margin levels as business grows;

▪	intense market competition from more established companies with greater resources;
▪	inability to adequately protect intellectual property;
▪	competition for managerial and other employee talent;
▪	potential product failures and/or unsatisfactory applications services leading to reputational decline in the market;
▪	performance mishaps occurring in the course of applications services more frequently than projected, thereby increasing insurance costs and eroding unit economics;
▪	unanticipated difficulties in collecting accounts receivable;
▪	acquisitions that prove unworthy over time of the purchase price paid;
▪	inability to effectively manage rapid growth; and
▪	lack of industry experience and expertise in what is effectively an entirely new business.

Although we believe that we are adequately prepared to experience success if and when we complete a required, substantial and near-term financing, especially given our control over our proprietary products, our decision to vertically integrate by entering the applications services aspect of the flooring and hardscape coatings industry represents a major shift in our business, and one in relation to which we have no direct experience and only limited indirect experience, and we must for this reason be viewed properly as a start-up venture in this aspect of our business, which we are depending on becoming a major aspect.

Sales growth in our RexPro coatings products has been slow to develop and our production volume remains small, which poses certain forward-looking operational challenges.

Developing sales volume for our coatings products since we took over the business in 2014 has proven challenging and, as an objective, elusive. In addition to the fact that continuing product R&D, internal testing, and commercialization has been ongoing in relation to some of our products, and gaining the attention of customers and users through their own testing and continued use of our products has taken longer than we wanted, this has been true, we believe, largely because of an ongoing lack of financial resources available or allocated to hiring sales personnel and making other investments in marketing and sales, as well as indecision on our part to some extent as to where, precisely, to focus any such investments given our broad array of options and the rapidly evolving apparent market promise of any one vertical market product over another or over all others. Although we have been producing and selling our coatings for roughly five years now, and consider ourselves operationally efficient in managing our manufacturing operations, and although management believes that our coatings sales in our recently identified vertical-of-choice (flooring and hardscapes) can be significantly increased to the extent that we complete a substantial financing that enables us to allocate adequate capital to building those sales, any substantial increase in required production output, particularly if rapid, would necessitate corresponding increases in production capacity, and any such necessity could potentially strain our resources and test our ability to efficiently scale. There can be no assurance that any such substantial and rapid increase in demand for our products would not result in delays or other complications in meeting orders, or required expenditures in automation, or that such results or requirements would not have a material adverse effect on our business, prospects, financial condition or results of operations.

The markets for our RexPro coatings products are highly competitive.

The applications markets that we are targeting for our RexPro coatings are perceived by management to present substantial, attractive economic opportunities for us because of the unique array of benefits the coatings are expected to be able to provide. With many different companies in the industrial coatings market all vying for market share, ranging from small and specialized, on the one hand, to large and diversified, on the other, and each selling products with coatings that offer many of the same benefits as our own, however, there can be no assurance that the coatings products marketed by others will not become the preferred choice among manufacturers of end-products and/or customers over time with respect to any one or more individual applications markets category. For many different reasons the particular combination of which is not consistent in each case, category leaders are not always necessarily the most effective products in a given market segment. Although we are aware, for example, of other products possessing a similar array of benefits to many of our own and that, more generally, offer comparable value to our own in many of our vertical markets, and although we further believe that, in certain verticals, our RexPro products are either easier to use for those applying them, more cost-effective, qualitatively superior in material respects to all others in their category, or all of these, comparability to products selling well in the market, or even qualitative superiority over them in terms of ease-of-use and performance, are not necessarily enough to assure market share. Well-established brand-name recognition, strength of distribution channels, industry ‘marketing muscle,’ customer pull-through, and credibility, for example, and especially when coupled with relative financial strength, are all major competitive factors in the industrial coatings business and can often be more important than technological superiority in a head-to-head market competition. And while we aim to build all of these desirable attributes over time, we are a relatively new entrant in the industry and each of them generally requires a sustained presence in the market that can take many years to develop.

With respect to our RexPro interior flooring and exterior hardscape coatings, which are expected by us to increasingly become the focal point of our revenues over time, there are certain products, among the many available in the market, that we consider to be our most serious competition. For interior surface (flooring) products, these include NeverStrip, Epic, Adsil MicroGuard, EcoProcote, ETS 180, and SaniGLAZE. For exterior surface (hardscape) products, these include Black Diamond, Epic, Adsil MicroGuard, Endura, Valspar, Rock Solid and Glaze-‘n-Seal. Although there can be no assurance, we believe, however, that our RexPro products are worthy of competing very effectively in both categories. While in respect of some product attributes, we may be found to perform less favorably than some competitive products, we do not believe that the degree to which that conclusion is true is material, and, in contrast, we do believe that, when taken as a whole, our products offer the most complete variety of superior attributes.

As it relates to our RexPro coatings more broadly, the market for industrial and product performance coatings is extremely large, broad in scope, and consists of many different segments and sub-segments, each of which involves a range of product applications, and each of which is also increasingly characterized by rapidly evolving technology. Precisely because of the wide array of beneficial properties they possess, the specialty coatings produced and distributed by us should be viewed as competing with other coatings products across a wide variety of the various existing market segments and sub-segments. Hydrophobic and antimicrobial coatings, for example, are each segments in which numerous companies are aggressively competing with one another worldwide, both in terms of technology and market share, but that, combined, represent only a minor portion of the aggregate competition that we should be viewed as meaningfully confronting in relation to our coatings business.

The competition faced by us in relation to our proprietary line of RexPro specialty coatings includes both public and private organizations and collaborations among academic institutions and large companies, both domestic and foreign, most of which have significantly greater experience and financial resources than us. Management expects that our most significant competitors in our coatings business will tend to be larger, more established companies, including many major multinational corporations such as Akzo Nobel N.V., PPG Industries, Inc., Axalta Coating Systems, BASF Corporation, and Valspar Corporation. In general, these companies are all developing products that, at some level or in one or more ways, compete with our own and, in addition to many existing issued and pending patents, they have significantly greater capital and other resources available to them for research and development, testing, seeking and obtaining any required regulatory approvals, marketing and distribution. In addition, many smaller coatings and related nanotechnology and materials companies have formed strategic alliances or collaborative arrangements, partnerships, and other types of joint ventures with larger, well-established industry competitors that afford these companies’ potential research and development and commercialization advantages, and may be aided in becoming significant competitors through rapid evolution of new technologies. Academic institutions, governmental agencies, and other public and private dedicated research organizations, moreover, are also financing and conducting research and development activities that could result in the introduction of products directly competitive to those of ours.

If it turns out that one or more other companies are able to achieve a dominant market position in any one or more applications markets potentially served by one or more of our RexPro coatings, including our indoor flooring or outdoor hardscape coatings products, and whether on the basis of broad market strength or otherwise, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, outcomes which, in turn, are likely to lead to a downward adjustment in our publicly quoted stock price.

The market for our RexPro coatings applications services is highly competitive, and we are a new entrant.

We believe that each aspect of our RexPro applications services business will prove highly competitive and that such competition will be based primarily on price, quality of service, efficiency enhancements, ability to adapt to changing workplace conditions, and ability to anticipate and respond to industry changes. Although we believe that the quality and developing reputation of our proprietary RexPro products that we apply in connection with our services will serve to facilitate meaningful and durable competitive advantages in establishing and maintaining client accounts, we are proceeding on the basis of our conservatively arrived at assumption that a majority of our potential services revenue will be driven by prospective accounts requiring competitive bids, and that invitations to bid will often be conditioned upon prior experience, industry presence and demonstrated expertise, and financial strength, all factors in relation to which we should be expected to be at a meaningful competitive disadvantage. The low cost of entry in the facility services business results in a very competitive market. We expect to compete largely with regional and local owner-operated companies that may have more acute vision into local markets and significantly lower labor and overhead costs, providing them with competitive advantages in those regards. We also expect to compete indirectly with companies that can perform for themselves one or more services that we do not provide.

Our success going forward will depend on our ability to establish and maintain client relationships defined by justifiably profitable, recurring business, and accomplishing that despite the intensely competitive industry environment presents many significant challenges.

A primary determinant of success in our unfolding initiative to vertically integrate our RexPro interior flooring and hardscape coatings products business with the services component of applying those products will be our ability to convince property owners, managers and tenant/lessees to perform those applications services for them at a price that meets our internal unit gross margin threshold, and thereafter provide such positive client experiences and value that those decision-makers are lead to continue to rely on us for those services. Each aspect of this combined challenge presents unique obstacles for us. First, and as it relates to securing opportunities for the applications servicing work, we are competing without any existing track record of performance in a marketplace consisting of a vast array of contractors – ranging from large, nationwide, corporate operators, to mom-’n-pop owner-operators, and everything in between – and all eager to perform what amounts to relatively low-skilled labor at relatively attractive hourly rates as well as highly territorial in protecting the account relationships that they have already established. Second, we need to secure such opportunities at rates that meet our internally established gross margin benchmarks when many competing for the work will likely be able to provide service cost estimates considerably below our own. Third, and here, again, without the benefit of experience, we need to consistently deliver a highly professional, client experience, free of any material complications, mishaps or other notable hassles, and we need to have consistently provided a combined service and product result that is notably worthy, if not flat-out impressive. Although we believe that we have developed a business plan for our RexPro unit that facilitates our ability to effect all of these objectives, and we believe further that we can execute that plan successfully, there can be no assurance that our actual results will be consistent with those beliefs, and any failures in this regard are likely to have an adverse effect on our business, prospects, financial condition, and results of operations.

Accidents or other unintended occurrences could materially damage our business.

Adverse publicity stemming from an accident or other incident relating to our RexPro applications services or involving our services personnel related to injury, illness, death, or alleged criminal activity could harm our reputation, result in the loss of existing clients, the cancellation of long-term contracts with those clients with whom we have been able to establish them, an inability to win future business opportunities, and expose us to significant liability for damages. If we lose a significant number of clients and contracts after having secured them, our profitability could be negatively impacted, even if we are somehow able to secure comparable revenues thereafter from new clients.

Our business success depends on our ability to attract and retain qualified personnel and senior management.

Despite a lack of current available funds, our future performance depends on the continuing services and contributions of our senior management and on our continued ability to attract and retain both additional senior management personnel as well as other qualified personnel. Any unplanned turnover in senior management or inability to attract and retain qualified personnel could have a negative effect on our results of operations. Although we currently employ only 6 persons full-time, in order to fulfill our business plan, we will need to hire many more people in a variety of capacities and departments, and build a diverse workforce upon which our operations will inevitably depend. We must therefore raise required working capital as well as attract, train, and retain a large and growing number of qualified employees, all while simultaneously controlling related labor costs. Our ability to control labor and benefit costs is subject to numerous internal and external factors, including changes in the unemployment rate, changes in immigration policy, regulatory changes, prevailing wage rates, and competition we face from other companies for qualified employees. There is no assurance that we will be able to attract or retain an adequate number of qualified employees in the future, and any inability in this regard will have a material adverse effect on our business, financial condition, and results of operations.

Our use of subcontractors or joint venture partners to perform work under client contracts exposes us to liability and financial risk.

As we progress in our planned vertical integration for RexPro, we will inevitably depend on subcontractors or other parties, such as joint venture partners, to perform work in situations in which we are not able to self-perform the work involved. Such arrangements may involve subcontracts or joint venture relationships where we do not have direct control over the performing party. A failure, for whatever reason, by one or more of our subcontractors or joint venture partners to perform, or the alleged negligent performance of, the agreed-upon services may expose us to liability. Although we intend to have in place controls and programs to monitor the work of our subcontractors and our joint venture partners, there can be no assurance that these controls or programs will have the intended effect, and we may incur significant liability as a result of the actions or inactions of one or more of our subcontractors or joint venture partners.

Our risk management and safety programs may not have the intended effect of reducing our liability for personal injury or property loss.

We attempt to mitigate risks relating to personal injury or property loss through the implementation of company-wide safety and loss control efforts designed to decrease the incidence of accidents or events that might increase our liability. It is expected that any such decrease would also have the effect of reducing our insurance costs for our casualty programs. However, incidents involving personal injury or property loss often are caused by multiple factors, a significant number of which are beyond our control. Therefore, there can be no assurance that our risk management and safety programs will have the desired effect of controlling costs and liability exposure.

Our RexPro coatings products and applications services business may be negatively impacted by adverse weather conditions.

Weather conditions such as snow storms, heavy flooding, hurricanes, and fluctuations in temperatures can negatively impact portions of our RexPro business. Cooler than normal temperatures in the summer could reduce the need for servicing of air conditioning units, resulting in reduced revenues and profitability. On the other hand, the absence of rain and snow can cause us to experience reduced revenues, as demand for our services is heightened by the wet messiness that is brought indoors by heavy foot traffic.

ACS is an early-stage business with highly speculative prospects, and one that is at least temporarily constrained from further development due to a lack of financial resources.

Although, to date, ACS has had certain operations and revenues, and we believe that it holds certain very substantial potential as either an operating unit or technology licensing unit to the extent that technological and cost objectives are achieved, its business has been slow to develop and, taken as a whole, very much remains an early-stage enterprise insofar (i) none of our several most focused-upon products under development (inclusive of both our concrete- and stucco- enhancing admixtures) have yet proven through testing or other use to be dependably solid performers in the field for their respective purposes, (ii) none of such products have demonstrated meaningful commercial viability given existing market price points and our own internal, threshold gross margin requirements, and (iii) we have not, despite considerable investment, been able to either design, engineer or otherwise establish reliable and scalable production processes for any of such products. These factors, coupled with ACS’s necessarily required continued research and development, capital and operating expense requirements, lack of near-term prospects for generating material revenue, and our recent and current lack of available company financial resources, have all combined to lead to a determination on the part of our corporate management to dramatically restrict allocable capital and human resources to this venture until such time, if at all, that our financial condition substantially improves and cash becomes available to justifiably and sensibly resume investment. And meanwhile, many other very large, established industry players, some of which represent potential licensees for our products, are actively developing their own advanced products aimed at serving the markets for which our own ACS products have been under development, and we are unable as a practical matter to meaningfully monitor or evaluate the progress being made by them, either individually or collectively. For all of these reasons, there can be no assurance that ACS will be the subject of any continuing investment by us for an indeterminate period, and investors are cautioned not to factor the continued development of this business unit into any investment decision, at least for the time being and until we announce otherwise.

The markets for our developing ACS products are highly competitive.

The market for cement-enhancement additives and admixtures is extremely large, broad in scope, and consists of many different segments and sub-segments, each of which involves a range of product applications, and each of which is also increasingly characterized by rapidly evolving technology. Precisely because of the wide array of beneficial properties they possess, the products to be potentially manufactured and distributed by ACS should be viewed as competing with other concrete- and stucco-enhancement and admixture products across a wide variety of the various existing market segments and sub-segments. Concrete admixtures promising increased strength and compressed curing times, for example, are each segments in which numerous companies are aggressively competing with one another worldwide, both in terms of technology and market share, but that, combined, represent only a minor portion of the aggregate competition that ACS should be viewed as meaningfully confronting in relation to its concrete and stucco-enhancing products.

The competition potentially to be faced by our ACS unit in relation to its proprietary line of specialty concrete and stucco admixture products includes many large companies, both public and private and both domestic and foreign, most of which have significantly greater experience and financial resources than us. Management expects that ACS’s most significant competitors will tend to be larger, more established companies, including many major multinational corporations such as Sika, BASF, Cemex, Old Castle, Cementaid Group, GCP Applied Technologies, Oscrete, Krete Industries, and CarpenterCrete. In general, these companies are all developing products that, at some level or in one or more ways, compete with those of ACS and, in addition to many existing issued and pending patents, they have significantly greater capital and other resources available to them for research and development, testing, seeking and obtaining any required regulatory approvals, marketing and distribution.

Our RexPro and ACS products, and ultimately our business as a whole, are based on technologies with only limited testing, independent verification, and commercial history.

Although certain limited testing conducted (i) by us internally on our RexPro coatings products and ACS internally on our concrete- and stucco-enhancing products, (ii) by independent laboratories, and (iii) by actual and prospective customers have provided positive indications of their reliably yielding performance results consistent with internal management expectations, to date, such technologies have not been extensively tested or independently evaluated and assessed in a comprehensive way, and have only recently developed any meaningful commercial history. Although we have no basis upon which to conclude that either our RexPro coatings or ACS concrete- and stucco-enhancing technologies will not ultimately meet reliability, efficiency, or other performance targets, and that their efficacy will exceed minimally acceptable qualitative standards given benchmark economic objectives, there can be no assurance of this result. If any of these technologies fail to consistently perform at levels that enable cost-effective solutions for customers, or fail to do so without undesirable environmental consequences, or we are unable to effectively manage the implementation of the technologies despite their otherwise satisfactory performance capabilities, it would likely have a material adverse effect on our financial condition and prospects.

There can be no assurances that either our RexPro coatings products or ACS admixture products will be accepted in the marketplace.

The degree of market acceptance of our RexPro coatings products, and our ACS concrete- and stucco-enhancing admixture products if and when they prove market-ready, will depend on many factors. We cannot predict or guarantee the degree to which targeted customers will accept or utilize some or even any of these products. Failure to achieve market acceptance would limit our ability to generate revenue and would have a material adverse effect on our business. In addition, even if any one or more of these products do achieve a degree of market acceptance, that market acceptance may not be able to be sustained over time if competing products or technologies are introduced that are superior in efficiently achieving targeted results, received more favorably by customers, or more cost-effective.

New products markets take time to develop and many of the applications markets for our RexPro coatings and ACS admixture products should be viewed as separate, new market opportunities that will only ever be cultivated over time.

Commercialization of new technology products often has a very long lead-time and a multiplicity of risks. The confluence of materials engineering and nanotechnology is in its very early stages and acceptance and demand for products in this developing area can often be a long, evolutionary process. In general, new products markets – even those surrounding innovative, revolutionary, and so-called ‘break-through’ or ‘game-changing’ technologies – develop gradually over time; despite advancements offering meaningful benefits, they tend to be resistant to change and slow to adapt, evolve, and keep pace with the rate of those advancements. Many of the applications markets potentially served by our RexPro coatings, and many of the markets potentially served by ACS’s concrete- and stucco-enhancing admixture products, are new – either brand new or recently emerging – and should thus be viewed as likely to take significant time to develop and cultivate. Moreover, each should be viewed individually, separate and distinct from all others in terms of development-life. If one or more of these applications markets takes longer to develop and cultivate than we expect, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, outcomes which, in turn, are likely to lead to a downward adjustment in our publicly quoted stock price.

We may make strategic determinations to allocate capital towards the pursuit of particular markets that turn out to be less receptive to either our or their products, or more difficult to penetrate, than expected.

We perceive our RexPro coatings technologies as having a wide array of potential product applications, spanning across numerous industrial, consumer, and household segments. Similarly, we perceive our ACS concrete- and stucco-enhancing technologies as having a wide array of applications as well. As we grow our RexPro coatings business, and investment in our ACS business resumes, we will thus be faced with the challenges – as we are currently – of having to select certain of these potential product applications markets over others for purposes of focusing our human and financial resources because those resources are necessarily limited and would be less apt to bring about meaningfully positive results if allocated across too many separate market initiatives concurrently. The considerations involved in making these determinations are complex and involve many factors, including the following:

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

While management will exercise its best judgment in making these determinations, there can be no assurance that the determinations it makes in this regard will turn out to have been the most productive or otherwise best ones for either business unit all things considered. Some of the potential applications markets will inevitably be more receptive to our RexPro and ACS products than others due to the inherent vagaries of product markets generally, and it may turn out that strategic determinations we make along the way to forego the pursuit of certain applications markets in the immediate- and near-term – in favor of pursuing others that our management expects to be comparatively more promising or susceptible to penetration by us in that timeframe – are proven incorrect. If this should occur, it would be an indication that, despite our intentions and prudence in assessing future demand, we had not allocated our capital as effectively as we might have otherwise, and this could have a material adverse effect on our returns on capital and/or be reflected in a downward adjustment in our publicly quoted stock price.

For strategic reasons, we may pursue more markets for our RexPro or ACS products in the near-term than we can most effectively penetrate given our available resources.

As noted in the risk factor immediately above, given the notably wide array of industrial and consumer products that we perceive our technology as potentially benefitting, we are and will continue to be faced with important decisions as to which of these applications markets to pursue in each of the immediate-, near- and long-term. As also noted in the risk factor immediately above, the considerations involved in making these determinations are complex and involve many factors. While management seeks to exercise sound judgment in making these determinations, there can be no assurance that, in hindsight, the determinations made in this regard will turn out to have been the most productive or otherwise best ones for us. For purposes of achieving a degree of so-called ‘first-mover advantage,’ for example, we may pursue some markets in the immediate- or near-term that we might otherwise wait to pursue until sometime in the future when we are better equipped to do so effectively. Further, some applications markets may be targeted by management to be pursued in the immediate- or near-term because of their perceived likelihood, whether accurate or inaccurate, to generate revenues sooner than others, even though such others are expected to be larger in the aggregate and/or to offer higher gross margin opportunities. If the strategic determinations that management makes in this regard prove in hindsight not to have been the most productive or otherwise best ones for the Company, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, outcomes which, in turn, are likely to lead to a downward adjustment in our publicly quoted stock price.

Our RexPro coatings technologies may turn out to be less effective for one or more applications than we expect.

Our current view of the potential applications markets for our RexPro coatings is intentionally broad and far-reaching, spanning numerous potential industrial, consumer, and household segments in relation to which we believe our technology may provide a range of meaningful benefits. To date, however, we have not commissioned or otherwise undertaken or obtained any comprehensive market study in respect of any one or more of these applications markets. Whether before or after we undertake any such market study, it may turn out to be the case that our coatings are not as effective for any one or more of these applications as we have preliminarily concluded and pursued accordingly, and we may make a subsequent determination at some point to abandon any continued pursuit of the corresponding market or markets for this reason. If this should occur, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, outcomes which, in turn, are likely to lead to a downward adjustment in our publicly quoted stock price.

Either individually or collectively, and without infringing on our trade secrets, one or more technologies owned by others may be able to effect the same or similar results as our own.

We believe that our proprietary RexPro coatings technology affords us a competitive advantage in a wide variety of product applications markets that we are either currently pursuing or intend to fully evaluate as potential targets in the future. There can be no assurance, however, that other technologies, whether existing or developed in the future, and whether individually or combined with others, will not be able to effect the same or similar results as our own, thereby potentially neutralizing whatever unique market advantage we had theretofore believed we possessed. This could potentially occur, moreover, without any infringement on the part of others as it relates to our proprietary intellectual property rights. It is not at all uncommon for meaningfully different technologies – each protectable in their own right – to produce the same or a very similar result, albeit through an alternate means. If any such other technologies are determined to exist, or are developed in the future, that effect the same or a similar result as our own, and particularly if they can do so at a reduced cost, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, outcomes which, in turn, are likely to lead to a downward adjustment in our publicly quoted stock price.

Our RexPro coatings technology are, and our ACS concrete- and stucco-enhancing technologies may eventually become, components within various end-products marketed and sold by others, and the success of our products is and will be, accordingly, dependent on the success of such end-products.

The need for effective solutions-based coatings such as those featuring our RexPro coatings technology will depend to some degree upon industrial and commercial needs going forward and the related demand for such products as components. Similarly, the need for concrete or stucco that is substantially lighter and/or stronger than non-premium-priced products available in the market will depend to some degree upon precast and other building needs going forward and the related demand for such products as components. The success of our RexPro coatings products, and our ACS admixture products if and when they are commercialized, will thus depend largely upon the continuing need for the end-user products into which they become incorporated, and the market demand this engenders. If a significant percentage of the products into which these products are incorporated are not embraced by end-users, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, outcomes which, in turn, are likely to lead to a downward adjustment in our publicly quoted stock price.

We depend on strategic relationships with commercial and industrial collaborators to help develop and test products, and our ability to develop and commercialize products may be impaired or delayed if collaborations are unsuccessful.

Our strategy for the development, testing and commercialization of products in each of our RexPro and ACS business units requires in many cases that we enter into collaborations with actual and potential corporate partners, licensors, licensees and others. Wherever possible, and in order to benefit from their resources and abilities, we seek collaborators in this regard with established lines of business and more substantial financial resources. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities as well as the continued cooperation and interest of these parties. Under agreements with collaborators, we may rely significantly on such collaborators to, among other things, (i) fund research, development and testing activities either with or for us or them, and (ii) market with us any commercial products that result from our or their collaborations. There can be no assurance, however, that collaborators will cooperate with us or them or perform their obligations under agreements reached with them, even where such matters are provided for within such agreements. Moreover, we cannot control the amount and timing of our collaborators’ resources that will be devoted to research, development and testing activities related to our collaborative agreements with them. Such collaborators may not place the same degree of relative importance that we do on product lines that rely on our products to meet benchmark performance standards because the success or failure of such product lines is unlikely to be as material to their business, taken as a whole, as it is to ours. If our collaborators fail to cooperate with us as desired, devote the requisite resources to agreed-upon joint initiatives, or meet their obligations under agreements that are established, or if they choose for any reason to pursue existing or alternative technologies in preference to those being developed in collaboration with us, it will likely have an adverse effect on the pace with which we are able to grow revenues, as well as on our prospects more generally, outcomes which, in turn, are likely to lead to a downward adjustment in our publicly quoted stock price.

Our reliance on the activities of non-employee consultants, research institutions, and scientific contractors, whose activities are not wholly within our control, may lead to delays in development of proposed products.

We rely extensively upon and have relationships with outside consultants and contract research organizations having specialized skills to conduct research and to help develop and test our respective products, and each expect to have to continue to rely on these types of relationships for the indefinite future. The consultants and contract research organizations we engage, or that we may engage, provide us, or may provide us as the case may be, critical skills and resources otherwise unavailable. These consultants are not, or may not be, our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability. We have, or would have, limited control over the activities or operations of these consultants and, except as otherwise required by our collaboration and consulting agreements to the extent they exist, can expect only limited amounts of their time to be dedicated to our activities and our research and development goals. These research facilities may have commitments to other commercial and non-commercial entities.

We have limited resources with which to pursue and manage development activities, and because of the numerous risks and uncertainties associated with our respective product development and commercialization efforts, we are unable to predict the extent of our future reporting losses or when or if we will become profitable.

Our extremely limited, current resources with which to conduct and manage development activities might prevent us from successfully developing or exploiting potential markets for our existing products. If we do not succeed in conducting and managing our development activities, we may not be able to commercialize our products, or may encounter significant delays in doing so, either of which is likely to materially harm our business. Our ability to generate revenues from any of our products, moreover, will depend on a number of factors, including our ability to successfully complete and implement our commercialization strategies. Our failure to successfully commercialize our products or to become and remain profitable would likely depress the market price of our common stock and impair our ability to raise capital, expand our business, diversify our product offerings and continue our operations.

Our ability to commercially develop our technologies will be dictated in large part by forces outside our control which cannot be predicted, including, but not limited to, general economic conditions. Other such forces include the success of our research and field-testing, the availability of collaborative partners to finance our work in pursuing applications markets for our technologies or other developments in the field which, due to efficiencies or technological breakthroughs, may render one or more areas of commercialization more attractive, obsolete or competitively unattractive. It is possible that one or more areas of commercialization will not be pursued at all if a collaborative partner or entity willing to fund research and development cannot be located. Our decisions regarding the ultimate products we pursue could have a material adverse effect on our ability to generate revenue if we misinterpret trends, underestimate development costs and/or pursue technologies, products, or applications markets that turn out to have lesser market appeal and demand than expected. Any of these factors, either alone or in concert, could materially harm our ability to earn revenues or could result in a loss of any investment in the Company.

If we are unable to keep up with rapid technological changes in the industrial coatings products field, and the cement-enhancing products field to the extent we resume investment in ACS, we will be unable to effectively compete.

Both the coatings and cement-enhancing admixtures and other products industries are engaged in activities in the organic and inorganic chemistry, materials engineering, and nanotechnology fields, which are generally characterized by extensive research efforts and rapid technological progress. Materials engineering and the manipulation of materials of nanometer sizes and dimensions is a relatively new science and the creation of new products is dependent upon new and different properties of such materials created that will result in many uncertain applications and rapid change. The evolution of nanotechnology as a relatively new science adds greater uncertainty to new applications and new and improved product introductions are unpredictable. If we fail to anticipate or respond adequately to scientific or technological advancements, our ability to attain and/or sustain profitability could suffer. Moreover, there is no assurance that research and discoveries by other companies will not render our technologies, products, services, or potential products or services, uneconomical or result in products superior to those we have or develop or that any technologies, applications, or products we have or develop will be preferred to any existing or newly-developed technologies, applications, or products.

Our RexPro coatings business has historically depended on a disproportionate percentage of its revenues being attributable to only a few customers.

Although our marketing and sales focus has been evolving rapidly, and aggregate revenues have been modest, during the year ended December 31, 2018, and the year ended December 31, 2017, and as reflected in the table below, our coatings business generated a significant portion of its revenues from a select few customers.

	% of Total Revenues
Customer	2018	2017
Caribbean Energy Solutions, LLC.	18.44%	0.45%
Springfield ReManufacturing Corp. (SRC)	13.64%	7.50%
Permatect Facility Solutions	9.03%	3.05%

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

The business model to be applied to monetizing our ACS technologies may be highly capital intensive.

To the extent we resume investment in ACS, which has been at least temporarily curtailed due to financial constraints, the definitive business model going forward for our product lines in that business unit would be subject to further research, development and change. As a result, there can be no assurance as to what such business model would ultimately be. While there is a possibility that we would ultimately determine to focus our strategies exclusively on the exploitation of our technologies through a model that contemplates our involvement and risk solely to the extent of our exploitation of licensing opportunities to third parties, in the meantime, and quite possibly as a long-term plan either in whole or in part, we may manufacture and market our own products to customers either directly and/or through distribution channels. Some contemplated business models in this regard, including those that involve any manufacturing and stocking of product, are considerably more capital intensive than others. Accordingly, there can be no assurance as to the degree of capital intensity of our ACS business model if and when investment in that business unit resumes. Although it may be possible to rely to a significant extent on debt financing over time, substantial debt financing is unlikely to be a realistic option in the near-term given our lack of financial strength (both balance sheet and net income based) and a high degree of capital intensity could lead to the need to raise even more equity financing than we already require, thereby resulting in dilution to the interests of existing stockholders.

We may not be able to protect our proprietary technology, which could harm our ability to become profitable.

We believe that our intellectual property with respect to our RexPro coatings technologies and ACS cement-enhancing technologies are critical to our future success. Trade secret protection is critical, more generally, for our technologies, as well as the products and processes derived through them. The fields in which we operate have been characterized by significant efforts by competitors to establish dominant or blocking patent rights to gain a competitive advantage, and by considerable differences of opinion as to the value and legal legitimacy of competitors’ purported patent rights and the technologies they actually utilize in their businesses. Our success will depend to a substantial degree on our ability to preserve our trade secrets, and operate without infringing the proprietary rights of others. We can provide no assurance, however, that the use of our technology will not be determined by a jurisdictional authority to have infringed on the proprietary rights of others, or that patents will not be issued to other parties which are thereafter determined to have been infringed by our products or technologies. If either of these results were to occur, it would likely have a materially adverse effect on our business, prospects, and financial condition.

Our business technologies are protected strictly by trade secrets.

Our chemistry formulations, know-how and related technology are either not patentable, or, for strategic reasons, best protected in the determination of management by leaving them unpatented. In this regard, trade secrets play an important part in our intellectual property strategy, and we vigilantly seek to protect them. To protect our proprietary positions in trade secrets, we require all employees, consultants, advisors and collaborators with access to our technologies to enter into confidentiality, and, wherever possible, invention ownership, agreements with us. There can be no assurance, however, that these agreements will provide meaningful protection for these trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, competitors who independently develop substantially equivalent technology, or otherwise acquire it, may adversely impact our business without being accountable in any way to us.

Intellectual property litigation presents an ongoing threat to our businesses in terms of both outcome and cost.

It is possible that litigation over patent or other intellectual property matters with one or more competitors could arise in relation to which we are named as a party defendant. We could incur substantial litigation or interference costs in defending ourselves against any such lawsuits, or, additionally, in pursuing lawsuits in which we assert our intellectual property rights offensively against others. If the outcome of any such litigation is unfavorable, our business could be materially adversely affected. Moreover, there can be no assurance that we will have available the requisite financial resources to aggressively, or even adequately, defend, initiate, or pursue this type of litigation.

Patents obtained by other persons may result in infringement claims against us that are costly to defend and which may limit our ability to use the disputed technologies and prevent us from pursuing research and development or commercialization of potential products and/or applications markets.

If third party patents or patent applications contain claims infringed by our technology or other technology required to make and use our potential products, and such claims are ultimately determined to be valid, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. If, under such circumstances, we are unable to obtain any such licenses at a reasonable cost, we may not be able to develop some products commercially, and, further, we may be required to defend ourselves in court against allegations of infringement of third-party patents. Patent litigation is generally very expensive and can consume substantial resources and create significant uncertainties. Any adverse outcome in such a suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology.

We may not be able to adequately defend against piracy of intellectual property in foreign jurisdictions.

Considerable research in the areas of organic and inorganic chemistry, materials engineering, and nanotechnology is being performed in countries outside of the United States, and a number of potential competitors of the Company are located in these countries. The laws protecting intellectual property in some of those countries may not provide adequate protection to prevent such competitors from misappropriating our intellectual property within those jurisdictions and elsewhere. Several of these potential competitors may be further along in the process of product development and also operate large, company-funded research and development programs. As a result, our international competitors may develop more competitive or affordable products, or achieve earlier patent or other intellectual property protection or product commercialization than we are able to achieve. Any such competitive products may render any products or product candidates that we develop obsolete.

We will likely be required to spend large amounts of money for environmental compliance in connection with our manufacturing operations.

As a manufacturer of our RexPro applied specialty coating and surfacing materials, and potentially one of our ACS concrete- and stucco-enhancing admixture products, we are subject to a variety of stringent regulations under numerous U.S. federal, state, local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. In this regard, we will likely have to expend substantial amounts to comply with such laws and regulations as well as establish a policy to minimize our environmental emissions, and we are currently unable to allocate cash to this purpose. Moreover, legislative, regulatory and economic uncertainties (including existing and potential laws and regulations pertaining to climate change) may make it difficult for us to project future spending for these purposes and, if there is an acceleration in new regulatory requirements, we may be required to expend substantial additional funds to remain in compliance.

Our production operations involve our having to work with dangerous materials that can potentially injure our employees, damage our facilities, and disrupt our work flow.

Some of our operations, including those of ACS, involve the handling of hazardous materials that may pose the risk of fire, explosion, or the release of hazardous substances into the surrounding environment. Such events could result from operational failures, natural disasters, or terrorist attacks, and might cause injury or loss of life to our employees and others, environmental contamination, and property damage. Any such events might cause a temporary shutdown of an affected plant, or portion thereof, or a customer’s premises, or a portion thereof, and we could be subject to penalties, civil claims, or both, as a result. A disruption of our operations caused by any of these or other events could have a material adverse effect on our financial condition and results of operations.

Historically, the handling of nanofibers and nanoparticles has been widely recognized as posing significant health and safety concerns and challenges stemming from the potentially hazardous particulates emitted into the air during the production, transport, and use of these materials. These emissions occur because, in the absence of industry-appropriate methods, processes and practices for the containment of otherwise loose, airborne particulates, such matter can get drawn into the eyes, the throat and lungs, and onto the skin, of those individuals handling or otherwise being exposed to these materials. Such exposure can lead to a variety of health and safety concerns. In relation to the production of those ACS admixture products that rely on the incorporation of nanoparticle-enhanced nanofibers, therefore, and although there can be no assurance that any safety precautions will prove effective and reliable against any and all vulnerabilities in all instances, we have adopted and utilize what we have deemed to be reasonably suitable methods and practices for the containment of these hazardous substances.

Our product sales could expose us and them to product liability claims, which, in turn, could diminish our assets and adversely affect our operations.

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

Although we currently maintain product liability insurance, we will likely need to obtain additional insurance coverage in the very near future at levels determined to be sufficient and consistent with industry standards for companies such as ours. It is possible that such additional insurance coverage may not be available to us on commercially reasonable terms or at all, and a product liability claim could potentially result in liability to us greater than our assets and insurance coverage, if any, at such time. Whether or not a product liability insurance policy is maintained in the future, any product liability claim could harm our business and financial condition. Moreover, even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to matters other than those that arise in the normal course of business.

Our insurance policies may be inadequate and potentially expose us and them to unrecoverable risks.

We do not currently maintain director and officer insurance for errors and omissions, though we do maintain a limited general liability insurance coverage. Any significant insurance claims against us would have a material adverse effect on our business, financial condition and results of operations. Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage as soon as practicable given available financial resources for insurable risks that we identify, however, we may fail to correctly anticipate or quantify insurable risks, or be unable to obtain appropriate insurance coverage, and insurers may be unwilling to cover insurable events for which we seek coverage. We have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance. Such conditions have resulted in higher premium costs, higher policy deductibles, and lower coverage limits. For some risks, we may not have or maintain insurance coverage because of cost or availability.

Conditions in the global economy and global capital markets may adversely affect our results of operations, financial condition, and cash flows.

Our business and operating results may in the future be adversely affected by global economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates, and other challenges such as the changing financial regulatory environment that could affect the global economy. Our customers and clients may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers or clients may delay or cancel plans to purchase products and may not be able to fulfill their obligations in a timely fashion. Further, suppliers could experience similar conditions, which could impact their ability to fulfill their obligations to us. Because we intend to have significant international operations, or at least sales, there are expected to be a large number of currency transactions that result from international sales, purchases, investments and borrowings. And although we also intend to actively manage currency exposures that are associated with net monetary asset positions, committed currency purchases and sales, foreign currency-denominated revenues and other assets and liabilities created in the normal course of business, there can be no assurances that such initiatives will be effective. Future weakness in the global economy and failure to manage these risks could adversely affect our results of operations, financial condition and cash flows in future periods.

Changes in government policies and laws could adversely affect our financial results.

Although there can be no assurance, our product sales to customers outside the U.S. are expected over time to account for a material percentage of gross revenues. As a result, our financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced sales and profitability.

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

Non Unit-Specific Business Risks

The loss of key personnel could adversely affect our business.

We are presently dependent to a great extent upon the experience, abilities and continued services of our president and chief executive officer, Steven Malone. An employment agreement is currently in place between the company and Mr. Malone. In accordance with its terms, this agreement expires on July 22, 2020. Beyond the obligations expressly set forth in Mr. Malone’s employment agreement (a copy of which is included as Exhibit 10.1 to our Current Report on Form 8-K filed July 29, 2014), no assurances can be given that either he or any other executive will remain with us for any particular duration or that any of such other executives will enter into employment agreements with us. The loss of services of any of the management personnel could have a material adverse effect on our business, financial condition or results of operation.

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

In the ordinary course of business, we may make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to products we sell, divested businesses, and issue guarantees of third-party obligations. If we were required to make payments as a result, they could exceed the amounts accrued, thereby adversely affecting our results of operations.

Risk Associated with the Prospective Dilution of Our Common Stock

We expect to pursue whatever steps are necessary in the near-term, including the obtaining of shareholder approval, to effect a reverse stock-split that will result in the total number of outstanding shares of our common stock being substantially reduced by a specified factor and the holdings of all shareholders being divided by the same factor, but the market trading price of our shares may not adjust such that the market values of holders’ shares remain the same after the reverse-split as they were before it.

We are currently authorized under our corporate charter, as amended, to issue up to 900,000,000 shares of common stock. We currently have 714,945,811 shares of common stock issued and outstanding, and 173,120,917 shares of common stock reserved for issuance pursuant to convertible notes.

Whether justified or not, one of the practical realities of the stock market is that a capitalization involving so many authorized, and so many issued and outstanding, shares, on the one hand, and a very low quoted share price ($0.004), as of the date of this Annual Report), on the other, are factors that are, and will likely continue to be, perceived by a large percentage of the institutional investment community, the relatively sophisticated retail investment community, as well as most reputable securities research firms that provide analyst coverage, as a decidedly negative indicator of the future prospects of the Company and the quality of our corporate management more generally as it relates to building shareholder value. Further, we believe that our current capitalization structure will prohibit us as a practical matter from being able to increase our share trading price in the foreseeable future to a level that qualifies for eligibility on one of the recognized stock exchanges, and that allows investors to trade in our stock without being burdened with prohibitive transaction costs. Because we believe that the Company and our shareholders could eventually benefit from being able to realistically attract the interest of institutional investors, relatively sophisticated retail investors, and reputable securities analysts in our stock, and at some point qualify for listing on a recognized stock exchange and maintain a share price that allows for manageable transaction costs, we believe that pursuing and effecting a reverse stock-split in the relatively near-term should be made a priority.

A forward stock-split is the exchange of one share of stock for multiple shares. For example, in a 2-for-1 stock-split, each stockholder receives two shares for each share held, and in a 3-for-1 stock-split, each stockholder receives three shares for each share. When a firm splits its stock, the intrinsic value of the firm is not affected because nothing has occurred to positively or negatively impact the underlying business, which is what provides the basis for determining intrinsic value. Therefore, in a publicly-traded securities market like OTC Markets, in which our stock is quoted, a holder of a share having a market price of $5 that splits 2-for-1 is left with two shares, which should logically and reasonably be expected to settle in after the event at a trading price of $2.50. Similarly, the market capitalization (or “market cap”) of the subject company following a forward stock-split should rationally be expected to remain unchanged.

In a reverse stock-split, the opposite occurs. Unlike in a forward stock-split, which leaves a shareholder with more shares, in a reverse stock-split, a shareholder is left with fewer shares. For example, a 1-for-2 reverse stock-split results in a shareholder who had been holding two shares to end up holding only one, and a 10-for-1 reverse stock-split results in a shareholder who had been holding ten shares to end up holding only one. And here, too, when a firm reverse splits its stock, the intrinsic value of the firm is not affected because, just as in a forward split, nothing has occurred to positively or negatively impact the underlying business, which is what provides the basis for determining intrinsic value. Therefore, in a publicly-traded securities market like OTC Markets, in which our stock is quoted, a holder of ten shares, each having a market value of $1.00 (and a combined market value of $10) that splits 1-for-10 is left with one share, which should logically and reasonably be expected to settle in after the event at a trading price of $10.00. And here, too, the market capitalization (or “market cap”) of the subject company following a reverse stock-split should rationally be expected to remain unchanged.

Mostly because of the rational relationship that tends to exist between market prices, on the one hand, and intrinsic value, on the other, the prices of relatively large, established company’s stocks can be expected to maintain a rational correlation between price and value no matter how many shares into which the stock may be divided or combined. This is because the fundamental metric-based components of establishing a reasonable intrinsic valuation range for such companies (typically including projectable revenues, cash flows, earnings, growth rates, and shareholders’ equity) are generally available, and so the factors comprising the speculative remainder of the valuation inputs become relatively minor in the valuation process and the result is broader consensus in the market as to estimated value for these issues, and, ultimately, price stability.

What is rational, however, is not always what occurs when it comes to reverse stock-splits. Because companies that effect reverse stock-splits are commonly very small companies that lack reasonably projectable business fundamentals, as we are, and “penny stocks” that carry certain stigma in some trading circles as being unworthy of investment, as ours is, gauging intrinsic value is subject to a much greater degree of speculation and so the market trading price is not necessarily correlated with anything more than pure speculation, which is by definition not tied to anything tangibly quantifiable. In terms of after-effect on stock market trading price, the result of a reverse stock-split in such cases is thus much less predictable, and there can be no assurance that the market trading price of our shares if and when we effect any contemplated reverse stock-split, as we expect to, will necessarily adjust such that the market values of holders’ shares remain the same after the reverse-split as they were before it.

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

Our corporate bylaws currently provide for a classified board of directors consisting of up to 15 members, as determined from time to time within the discretion of our board of directors through the due execution of appropriate resolutions and procedures. As of the date of this annual report on Form 10-K, we have a 5-person classified board of directors with three sitting members and two vacancies. Of the three sitting members, one, John Kuehne, is a Class I member, whose current term expired on July 22, 2018, one, Donald Schoenfeld, is a Class II member, whose current term expires on July 22, 2019, and one, Steven Malone, is a Class III member, whose current term expires on July 22, 2020. In accordance with a debt restructuring effected concurrently with the consummation of the Merger, however, and since amended, we have agreed to limit the size of our board of directors to no more than five sitting members until such time as that debt is satisfied and to obtain the consent of the holder of such debt to any directorship appointments effectively filling the two existing vacancies in the meantime. As a result of this agreement, and though still possessing all of the same voting rights relative to the constitution of our board of directors, holders of our common stock, individually and collectively, are deprived for the time being of the same right to influence and effect such constitution as otherwise entitled under Nevada corporate law and our articles of incorporation and bylaws, and there can be no assurance that the constitution of our board of directors will be consistent with what it would be in the absence of this agreement and/or that any actions taken or not taken by our board of directors during the effectiveness of this agreement will be consistent with those that would have occurred were it not in place.

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

Although, generally, federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, and since our common stock has consistently traded in recent years at a level at which it is considered to constitute a “penny stock,” we do not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that any forward-looking statements contained in any one or more of our public filings proved to be inaccurate. Any such legal action could hurt our business, financial condition and results of operations.

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

The volatility of our common stock is illustrated by reference to the fact that, during the twelve months ended December 31, 2018, the market trading price of our common stock has fluctuated from a low of $0.002 to a high of $0.03 per share.

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

Actions of activist investors could disrupt our business.

Public companies have increasingly become the target of activist investors in recent years. In the event that a third party, such as an activist investor, proposes to change our governance policies, board of directors, or other aspects of our operations, our review and consideration of such proposals may create a significant distraction for our management and employees. This could negatively impact our ability to execute our business plan and may require management to expend significant time and resources responding to such proposals. Such proposals may also create uncertainties with respect to our financial position and operations and may adversely affect our ability to attract and retain key employees.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal executive offices are located at 1313 South Killian Drive, Lake Park, Florida 33403. We lease this 8,560 square foot facility under a five-year lease agreement ending on December 31, 2019 with an option to renew for one successive term of five years at the then current occupancy rates with 1313 Group LLC. Our monthly rent, including related sales and use taxes, is $7,429. In accordance with the terms of this leasehold agreement, we are responsible for all utilities, repairs and maintenance.

ITEM 3.	LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2018, and to the best knowledge of our officers and directors, there are no pending material legal proceedings to which we were a party and none are threatened or contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

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

Common Stock
2017	High	Low
First Quarter	$0.040	$0.009
Second Quarter	$0.032	$0.010
Third Quarter	$0.018	$0.008
Fourth Quarter	$0.010	$0.005

2018	High	Low
First Quarter	$0.030	$0.007
Second Quarter	$0.018	$0.005
Third Quarter	$0.010	$0.003
Fourth Quarter	$0.004	$0.002

STOCKHOLDERS

As of April 16, 2019, there were approximately 1,000 holders of record of our common stock, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

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

RECENT SALES OF UNREGISTERED SECURITIES

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Price per share	Consideration	Footnotes
10/31/2018	Restricted Common Stock	Convertible Note Holder	6,000,000	$0.010	$60,000	1

We relied in each case for these unregistered sales on the private offering exemption of Section 4(a)(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or acquirers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the acquirers relative to their accreditation and/or sophistication (or from offeree or acquirer representatives, as applicable), (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the acquirers.

(1) This subscription by a holder of a convertible promissory note (also an independent contractor and shareholder) with a face value of $137,500 exercised the right to convert $60,000 of the note into six million shares (6,000,000) of common stock at the conversion rate of $0.01 per share per the terms of the note.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of equity securities by the Company itself, or any affiliated purchaser during the fourth quarter of the fiscal year ended December 31, 2018.

ITEM 6.	SELECTED FINANCIAL DATA.

As a “smaller reporting company” under Item 10, and pursuant to Item 301, in each case of Regulation S-K, we are not required to provide this information.

Item 7.	Management’s Discussion and Analysis oF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read together with our consolidated financial statements for the year ended December 31, 2018 and the Notes to the Consolidated Financial Statements.

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

Accounting for Long-Lived Assets

We review property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of our carrying amount to future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the discounted projection of net cash flows. Property and equipment to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Goodwill and Certain Other Long-lived Assets

As required by ASC 350, Goodwill and Other Intangible Assets, we test long-lived assets for impairment at each reporting period. Long-lived assets are assessed for impairment by a two-step process. First, we determine if the carrying value of the asset exceeds the undiscounted projected net cash flows over the remaining estimated life of the asset, which would indicate that asset may be impaired. If it is determined that the asset may be impaired, we compare the projection of discounted net cash flows over the remaining estimated life of the asset to its carry amount to determine if there is an impairment loss.

Beneficial Conversion Feature

From time to time, we may issue convertible note agreements that may have conversion prices which create an embedded beneficial conversion feature pursuant to the Emerging Issues Task Force (EITF) guidance on beneficial conversion features. A beneficial conversion feature exists on the date a convertible note agreement is issued and the fair value of the underlying common stock to which the note agreement is convertible into is in excess of the remaining unallocated proceeds of the note agreement after first considering the allocation of a portion of the note agreement proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with the EITF guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note agreement using the effective interest method. In the case of no termination date of the note agreement, the debt discount is fully expensed to interest expense.

Revenue Recognition

We recognize revenues in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We recognize revenue upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for those products. At times we may enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. In such cases revenue would be recognized at the time of delivery for each identified product or performance of service. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

DESCRIPTION OF BUSINESS

Findex.com, Inc. is headquartered in Lake Park, Florida with its base of business operations co-located in the same facility. The Company is currently comprised of two operating companies, EcoSmart and Advanced Cement Sciences, LLC (formerly Advanced Nanofibers, LLC), a Florida limited liability company (“ACS”). The Company had 31.05% interest in ACS during the year until December 24, 2018, when it acquired the remaining interest. EcoSmart has historically been the driver of both operating overhead and revenue. It was acquired by us in a merger in 2014 and centers around a proprietary line of specialty surface coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. With a line of products carrying the brand name “EcoSmart,” both the business unit (as distinct from the corporate subsidiary in which it is housed) and the line of products itself are currently in the process of being re-branded under the name “RexPro (Sealers and Coatings). A recent material development in the RexPro business plan is an extension, currently underway but only in the earliest of stages, to vertically integrate its interior flooring and exterior hardscape coatings products business with a service business focused on the applications of those products. ACS is a Florida-based, engineered cement technology and products firm founded in mid-2016 and currently focused on developing and commercializing a line of proprietary admixtures to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco. Despite its lack of material revenue to date, ACS is a venture that our management had been very actively involved in developing since 2016 and into which we have invested significantly, but that, due to a lack of available company financial resources coupled with ACS’s lack of near-term prospects for generating material revenue, has been the subject in recent months of considerably reduced allocations of our available capital and human resources, a trend we expect to continue unless and until our financial condition substantially improves.

REXPRO ADVANCED COATINGS

Our RexPro advanced coatings division, currently our core business and expected to remain so for the indefinite future, centers around a portfolio of cutting-edge chemistry technologies that we acquired in 2014 as part of the merger with EcoSmart and have since further developed. The formulations and related trade secrets comprising these base coating technologies have restorative and protective value-adding application across a wide variety of industries and products. Among others, these include the following:

▪	HVAC Units and Related Peripheral Equipment
▪	Automobiles and Motorcycles
▪	Boats and Other Marine Vessels
▪	Heavy Truck and Construction Equipment
▪	Oil, Gas & Mining Infrastructure
▪	Interior Flooring and Exterior Hardscape Surface Products

Having taken control in 2014 of the variety of thematic coating chemistries and related business opportunities discussed above, management was faced with the challenge of sorting through them and making determinations as to which the company would pursue itself, when and how to go about the process for those it determined to pursue itself, which made sense for the company to off-load to licensee or distribution partners, or to simply convey outright through assignment but potentially manufacture for the assignee, and how in each case to make the most of, and from, these various arrangements.

Largely to the exclusion of many of the other opportunities we have to potentially pursue, and owing to a variety of strategic determinations that have been made by us in recent months coupled with a substantial revision to our business plan, our RexPro interior flooring and exterior tile, paver and hardscape line of coatings products is our current focal point in terms of business development, including our own, direct marketing and sales. Further, we have determined to extend our coatings business in this market to not only include product manufacturing and distribution, but also, in a meaningful departure from our historical operations, to vertically integrate by expanding into the applications services side of the business. These strategic determinations and the resultant material change in our going-forward business plan were arrived at on the basis of observations made, data accumulated, and related conclusions reached, in each case by management over the past several years.

Although we believe that we are adequately prepared to experience success if and when we complete a required, substantial and near-term financing, especially given our control over our proprietary products, our decision to vertically integrate by entering the applications services aspect of the flooring and hardscape coatings industry represents a major shift in our business, and one in relation to which we have no direct experience and only limited indirect experience, and we must for this reason be viewed properly as a start-up venture in this aspect of our business, which we are depending on becoming a major aspect.

MANAGEMENT OVERVIEW

In addition to planning a major rebranding initiative of our coatings business, which is now underway, a key focus of management during the year ended December 31, 2018 centered on our continuing pursuit of relationships with potentially key strategic business development partners and potential distributors and/or resellers of our RexPro products. To varying degrees, these relationships were pursued in order to establish, further develop, and/or expand our coatings market share within our most highly targeted verticals, including interior flooring and exterior tile, paver and hardscape products (inclusive of vinyl composition tile flooring [“VCT”]), heavy trucks and construction equipment, boats and other marine vessels, automobiles and motorcycles, and industrial and residential HVAC units. Throughout 2018, management was, as it has continued to be and expects for the foreseeable future to be, committed to securing and solidifying foundational relationships within each of these markets.

During the year ended December 31, 2018, management invested considerably in pursuing product development and commercialization initiatives aimed at our industrial and residential HVAC equipment coatings products. Our RexPro HVAC coating serves as a layer of protection from corrosion, including in salt water, acid, alkaline, chemical and similarly harsh environments, and from clogging impairments occasioned by airborne mold, pollen, dust, and soot particulates. Substantial testing in this area by independent groups has been conducted and shown that, over time, a significant correlation can be identified between the natural oxidation and restricted airflow resulting from dirt build-up on the condenser coils of HVAC units, on the one hand, and performance efficiency loss factor on the units, on the other, especially those operating in relatively humid or otherwise harsh climates. In addition to protection from basic operational malfunction, use of our RexPro HVAC coatings enables unit owners to enjoy reduced maintenance requirements as well as increased energy efficiency via a reduction in net kilowatt hours, which translates to a reduction in energy consumption costs of up to 15% over the life of a subject condensing unit. During 2018, and with an interest in raising immediate cash while simultaneously seizing on an opportunity to free up management to focus our scarce financial and human resources on other vertical market opportunities, we entered into an exclusive North American and Caribbean distribution rights agreement for the HVAC and refrigeration vertical markets for our coatings with a third-party applicator group from which we received immediate non-recurring, amortized (non-realized) revenue of $190,000. Since then, and through December 31, 2018, we realized an additional $14,000 in revenue from this group for sales of our product that we continue to manufacture for them on a fixed-price, recurring basis with what we deem to be reasonably acceptable gross profit margins. Although there can be no assurance, we expect for the foreseeable future to continue selling to this group product we manufacture for them at established prices. Through this group, our RexPro HVAC coatings are increasingly being featured on units manufactured by Carrier, Bryant, Daikin, Panasonic, Rheem, Trane, and Ruud, among others.

Also during the year ended December 31, 2018, and, here, too, with an interest in raising immediate cash while simultaneously seizing on an opportunity to free up management to focus our scarce financial and human resources on other vertical market opportunities, management began discussions with a third-party consumer marketing group regarding the possibility of assigning all of our then-existing proprietary (patent) rights to our automobile and motorcycle coatings products, which features restorative properties for the exteriors of these vehicles, as well as a unique ability to preserve and protect those surfaces. During the first quarter of 2019, and following extensive negotiations, a transaction was consummated with this group in which we received immediate, non-recurring revenue of $150,000. Although there can be no assurance, it is management’s current expectation that the group to which we assigned this formula intends to begin private-labeling the product commencing sometime in 2019, and that we will likely benefit thereafter for an indeterminate period from ongoing, fixed-price recurring revenue at what we believe will constitute reasonably acceptable gross profit margin levels based on our continued contract manufacturing of it for them.

Other developments during the year ended December 31, 2018 included what management believes to be significant advancements in our RexPro advanced coatings product development initiatives. This included our having finally overcome a certain plaguing and seemingly intractable problem that had been consistently recurring with certain of our coatings products, as it does with many competitive products as well, involving the gradual sun-fading and yellowing of the surfaces following their application. This is a problem that has continuously posed challenges to the marketability of certain of our products in select verticals, including most notably marine and vessel coatings, on the one hand, and our heavy machinery and equipment coatings, on the other, where a high degree of customer importance is placed on being able to maintain – at least in certain surface areas – a bright white aesthetic. Of note, a related but somewhat less consequential problem that we have similarly been able to overcome through these 2018 initiatives has been to meaningfully extend the protective useful life of our product in marine applications well beyond the industry norm of approximately six months. From these combined initiatives and developments, what has emerged are certain new, market-ready RexPro products for which we expect there to be demonstrable demand and strong customer pull-through. Although there can be no assurance, we are currently exploring potential third-party distribution opportunities through which to sell, and from which, if and when established, we would derive recurring revenue from manufacturing, potentially with strong gross profit margins.

Another significant advancement that occurred during the year ended December 31, 2018 centered around the launch of a new RexPro flooring product that we are marketing under the brand name “V-Shield™”. This is an internally developed silicon-ceramic treatment designed to provide maximum surface protection to VCT, among the most widely used resilient floor surfacing products throughout North America, particularly in properties and facilities where a premium is placed on consistent, measurable cleanliness such as hospitals, medical offices and diagnostic centers, grocery stores, food processing and warehousing facilities, schools and other public buildings, etc. When applied properly, the product restores the original color and gloss of the subject VCT, and provides lasting, meaningful protection against staining, microbial growth, and fading due to traffic and UV exposure. And unlike traditional VCT cleaning and maintenance wax-based products, V-Shield™, is a single-application ceramic coating that can last up to three years with minimal maintenance when used as directed (which involves preparatory work with our Safety Clean product). Specifically, this product can be expected to be relied upon by users to save substantial time during the application process when compared to most wax floor-finishing products traditionally and currently being used, which translates into significant cost savings. Moreover, and of even greater import in terms of potential cost-savings, V-Shield™ can also be expected to substantially reduce the need for, and the associated cost of, ongoing, periodic maintenance servicing, which in high foot-traffic areas typically requires stripping and reapplication of traditional wax floor-finishing products every few months. Although there can be no assurance, we believe that, when compared to maintenance programs involving such traditional wax floor-finishing products, and based on what we believe are conservative cost assumptions, use of our V-Shield™ product can reduce maintenance costs by as much as 60-70% over revolving five-year periods. To date, our V-Shield™ vinyl surface treatment has been used and well-received at The United States Veteran’s Administration (hospitals), Duke University and Studio Movie Grill, among many other less recognizable names, and we believe that it is likely to play a key role in the execution of our recently revised business plan, including our applications servicing operations.

After making a variety of strategic determinations during the year ended December 31, 2018, management developed a substantial revision to our going-forward business plan pursuant to which our RexPro interior flooring and exterior tile, paver and hardscape line of coatings products will be the focal point of our resource allocation and operations moving forward. As further detailed in the Business Section of this Annual Report on Form 10-K, our determination to focus on this line encompasses not only our product manufacturing and distribution operations, but also very pointed initiatives in the direction of building a thriving applications services contracting business to both complement and support our product sales as well as stand alone as a major, independently productive part of our business and organization. This strategic determination to vertically integrate a select aspect of our existing business, and the resultant material change in our going-forward business plan, were arrived at on the basis of extensive observations made, data accumulated, market insights developed, and related conclusions reached, in each case by management over the past several years. Although there can be no assurance, we believe that our recent shift in business direction, when coupled with our very strong, proprietary products, positions us very favorably to realize rapid growth and achievement of internally-established financial objectives, both near-and long-term.

Regarding ACS, a major shift in our plans occurred during the year ended December 31, 2018, as well as a major transaction which set the stage for our going-forward involvement in this venture, which remains highly speculative. As has been repeatedly disclosed by us in previous filings, since September of 2016, and until recently, we had been allocating increasing amounts of our financial and human resources to the development of ACS’s business and its line of proprietary admixtures for ultra-lightweight, high strength concrete and high-performance stucco products. The resource allocations throughout the year ended December 31, 2018 in this regard centered primarily around technology development and testing, manufacturing, and related systems. Several accomplishments were achieved during the year, including finalization of (i) a product delivery system designed to simplify the process associated with mixing and preparing admix end-products and (ii) an ultra-high-performance stucco admix formula which can be utilized by developers, contractors and builders who rely on ready-mix or mix-on-site concrete and stucco for pour-in-place, tilt-up, insulated concrete forms (ICF) and/or traditional block construction projects they develop, manage, or build. As the year progressed, however, and due to an increasing unavailability of company financial resources and resultant pressures in meeting obligations, management, forced with difficult decisions regarding alternative options for the allocation of scarce capital, determined to substantially reduce further investment for the foreseeable future in ACS, a trend we expect to continue unless and until our financial condition substantially improves. On December 24, 2018, however, and in large part in order to preserve the opportunity afforded by ACS despite our recent determination to restrict further investment in it for the time being, we acquired from the other holders of equity interests in ACS the 68.95% economic interests not previously owned by us, resulting in our owning 100% of this asset. Although there can be no assurance, and subject to a variety of as yet unresolved issues and challenges, we do continue to believe that the ACS technology and products represent a potentially very promising future business opportunity for us. To date, however, ACS has yet to achieve any meaningful degree of sales traction for any of its product lines and, to date, sales have been very limited and deliberately targeted towards customers that view their use of the product as part of a series of final-stage, semi-pilot projects. Despite meaningful efforts towards enabling ACS’s ability to readily provide evidence of product compliance with existing building codes and related industrial standards within identified markets, moreover, and towards its ability to readily demonstrate product workability and efficacy through showcase projects, positive customer experiences, and industry expert references and endorsements within such markets, many of these and related targeted objectives have yet to have been achieved and much remains to be done in terms of ACS’s product commercialization broadly.

Finally, during the year ended December 31, 2018, and company-wide, management remained focused on three primary areas identified as keys to our near-term viability, growth and prosperity. One such area was revenue generation, as effected through the formalization of various distribution and licensing relationships that we had been pursuing over time along with new product introductions. A second area was the maximization of cash flow and return on existing assets, as effected through the refinement of internal production operations and throughput efficiencies. A third area was corporate finance, and specifically the raising of capital necessary to bridge shortfalls in available cash, for both operational and capital investment purposes, through to the point, which unfortunately was never reached, at which working capital and cash reserve levels would have been sufficient to be self-sustaining, and which was accomplished during 2018 almost exclusively through the sales of various assets or exclusive distribution rights involving assets.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

The following table summarizes our results of operations for the year ended December 31, 2018, as well as for the comparative period ended December 31, 2017.

Statements of Operations for Years Ended December 31,	2018	2017	Change
Net revenues	$334,331	$380,553	$(46,222)
Cost of sales	(93,069)	(97,038)	3,969
Gross profit	241,262	283,515	(42,253)
Sales, marketing and general and administrative expenses	(971,434)	(1,228,423)	256,989
Research and development	(175,591)	(343,020)	167,429
Total operating expenses	(1,147,025)	(1,571,443)	424,418
Loss from operations	(905,763)	(1,287,928)	382,165
Other expenses, net	(288,400)	(195,089)	(93,311)
Gain on intangible asset	6,000	—	6,000
Loss on acquisition of ACS	(72,475)	—	(72,475)
Loss before income taxes	(1,260,638)	(1,483,017)	222,379
Income tax (provision)	—	—	—
Net loss from operations	$(1,260,638)	$(1,483,017)	$222,379
Loss attributable to non-controlling interest	—	215,618	(215,618)
Net loss attributable to Findex.com, Inc.	$(1,260,638)	$(1,267,399)	$6,761

Elaborated on to varying degrees below, the differing results of operations year-over-year are primarily attributable to the following for the year ended December 31, 2018:

▪	a decrease in net revenues resulting primarily from our having had an applications services pilot program in our hardscape vertical during the year ended December 31, 2017 that, but, due to limited available capital and human resources, no such comparable projects during the year ended December 31, 2018;
▪	a modest decrease in gross profit margin attributable to the correction of previously accrued royalties that should not have been accrued due to a contractual oversight which occurred during the year ending December 31, 2017;
▪	a decrease in our general and administrative costs resulting from a decrease in travel expenditures and total personnel costs following a reduction in staff coupled with our decreased reliance on the use of outside contractors, in each case based on deliberate and necessary cost-saving initiatives for both our RexPro and ACS divisions;
▪	a year over year decrease in research and development expense following the resignation of our former vice president of research and development in January 2018 as well as a gradual, strategic determination to reduce our ACS-specific, outside contracting workforce;
▪	an increase in interest expense due to an increase in total outstanding indebtedness resulting from our having issued a number of medium-term notes during the prior two years as part of our capital-raising initiatives as well as recognizing a debt discount of $39,700 associated with three notes payable that carried a beneficial conversion which was fully amortized to interest expense for the year ended December 31, 2018; and
▪	gain recognition on intangible assets resulting from the sale of our FormTool software program and domain website during the year ended December 31, 2018.

Although there can be no assurance, in future periods, and assuming adequate capitalization through outside financing, we anticipate an increase in overall Company revenues as well as an increase in overall sales, marketing and general and administrative expenses due to our anticipated growth and expansion in our RexPro interior flooring and exterior tile, paver and hardscape line of coating products and our planned foray into the related contract applications of those products.

Revenues

The following is certain detail from and built into the revenue related line items of our Consolidated Statement of Operations for the year ended December 31, 2018, as well as for the comparative period ended December 31, 2017.

					Change
Revenues from Operations for Years Ended December 31,	2018	% to Sales	2017	% to Sales	$	%
Revenues	$270,319	81%	$212,185	56%	$58,134	27%
Revenues related parties	60,212	18%	172,168	45%	(111,956)	65%
Gross Revenues	330,531	99%	384,353	101%	(53,822)	14%
Less estimated sales returns and allowances	3,800	1%	(3,800)	1%	7,600	200%
Net revenues	$334,331	100%	$380,553	100%	$(46,222)	12%

The differing results of our net revenues are primarily attributable to the following for the year ended December 31, 2018:

▪	an overall decrease in net revenues for the year ended December 31, 2018 resulting primarily from the lack of revenue from our applications services vertical market as our available capital and human resources were, and continue to be, extremely limited resulting in an absence of any consistently dedicated sales efforts to continue the pilot program for applications services we began, and had success at, during the year ended December 31, 2017;
▪	a decrease in net revenues to related parties resulting from decreasing sales of our interior flooring and exterior hardscape coatings to a Canadian distributor who is also a related party;
▪	a decrease in net revenues to related parties within our industrial and residential HVAC coating products based on the combination during 2018 of our having disassociated from one distributor, which had been a related party, on the one hand, and the significant upsurge in sales in this vertical through a separate, developing distribution relationship, on the other; and
▪	the bookkeeping reversal of an increase in sales returns and allowances for the year ended December 31, 2018 that was originally booked for the year ended December 31, 2017 (based on our anticipated need for establishing a reserve for potential returns of newly introduced products), but which later turned out to be unnecessary based on actual returns.

By vertical market, our revenues during the years ended December 31, 2018 and 2017 broke out as follows:

Revenue by Vertical Market for the Year Ended December 31,	2018	2017	Change	%
Interior Flooring/Exterior Hardscape	$153,502	$139,360	$14,141	10%
HVAC/Related Equipment	$88,365	$72,948	$15,417	21%
Heavy Equipment	$51,319	$68,207	$(16,888)	25%
Applications Services	$14,341	$68,146	$(53,803)	79%
Other	$26,803	$31,892	$(5,089)	16%
Net revenues	$334,331	$380,553	$(46,222.00)	12%

The differing results of our net revenues by vertical market are primarily attributable to the following for the year ended December 31, 2018:

▪	an increase in our interior flooring and exterior tile, paver and hardscape coatings for the year ended December 31, 2018 as we had an increase in the sale of our V-Shield™ coating that was being applied at a United States Veteran’s Administration hospital as well as an increase in our interior flooring coatings which was being applied in several bathrooms at different locations for the Wegman’s grocery store chain;
▪	an increase in our industrial and residential HVAC coating products for the year ended December 31, 2018 as we experienced an upsurge in sales in this vertical through our new and developing distribution relationship;
▪	a decrease in net revenues from our heavy truck and construction equipment coatings as during the year ended December 31, 2017 one of our customers in this vertical market placed a large order towards the end of 2017; and
▪	a significant decrease in our applications services for the year ended December 31, 2018 as our limiting human resources and available capital did not allow for us to continue the applications services pilot program we began during the year ended December 31, 2017, and, instead we dedicated what available capital and human resources we had on the then continued research and development of certain promising ACS markets during the first half of the year ended December 31, 2018, which then was considerably reduced during the latter part of 2018.

For the year ended December 31, 2018, one shareholder/related party, who specializes in our flooring and exterior tile, paver and hardscape coatings, accounted for approximately 8% of our revenue, and a second shareholder/related party, who also specializes in our interior flooring and exterior tile, paver and hardscape coatings, accounted for 5% of our revenue. As a group, the sales to shareholders/related parties accounted for approximately 18% of our revenues with a majority of the revenues derived from our interior flooring and exterior tile, paver and hardscape coatings as well as our industrial and residential HVAC coatings.

In June 2018, we entered into an exclusive distribution and brand license agreement relating to our HVAC coatings product, for which we received an immediate payment in the amount of $100,000. The rights we sold involved a term of 30 years and a territory that includes Puerto Rico, the Bahamas and the Island Nations of the Caribbean. A few months later, in August 2018, this distribution agreement was amended to include within the defined territory the United States and Mexico for an additional one-time price of $90,000. We determined that the associated revenue would be recognized over the period of thirty years as the agreements for the sale of the distribution rights also called for us to continue to produce and manufacture the product for our counter-party over the term of the agreement. For the year ended December 31, 2018, we recognized contract liability in the amount of $187,056 and revenue in the amount of $2,944 from such sale of distribution rights.

Although there can be no assurance, we anticipate an increase in overall Company revenues in future periods as the focal point of the Company in terms of business development will be on our RexPro interior flooring and exterior tile, paver and hardscape coatings, the applications service side of this vertical market, as well as the continued and expanded growth of our HVAC and heavy truck and construction equipment coatings.

Although there can be no assurance of either mix or volume, and based on our revised business plan, we expect going forward to derive recurring revenue from each of the following:

▪	the performance of interior flooring and exterior hardscape applications services;
▪	sales of our interior flooring and exterior hardscape product beyond that sold as part of our applications services; and
▪	sales of our other vertical market coatings to licensees, distributors, private-label resellers, remanufacturers and other users, including those for HVAC and refrigeration units, power generators, automobiles and motorcycles, vessels and marine infrastructure, heavy trucks and construction equipment/vehicles, oil, gas and mining infrastructure/equipment.

Management believes that, going forward, our future revenues will be driven largely by and dependent upon the following key factors:

▪	the degree to which we successfully execute our planned transition over to what will primarily be a services company in relation to our RexPro interior flooring and exterior hardscape coatings business, including our ability to meaningfully differentiate ourselves among specialty-service contractors;
▪	the growth rate in the number and size of client-customer accounts (as determined through a combination of sales headcount, quota and productivity rates in relation to meeting quota);
▪	our client retention rate;
▪	the maintenance of our existing product pricing power, including the degree to which our product develops a reputation in the market as markedly superior to most others; and
▪	our applications services pricing.

Cost of Sales

The following is certain detail from and built into the cost of sales related line items of our Consolidated Statement of Operations for the year ended December 31, 2018, as well as for the comparative period ended December 31, 2017.

					Change
Cost of Sales for Years Ended December 31,	2018	% of Sales	2017	% of Sales	$
Direct costs	$69,563	21%	$78,473	21%	$(8,910)
Royalties	2,816	1%	(4,596)	1%	7,412
Freight-out	20,690	6%	23,161	6%	(2,471)
Cost of sales	$93,069	28%	$97,038	26%	$(3,969)

Cost of sales consists primarily of direct costs, royalties accrued to providers of intellectual property, and the costs associated with reproducing, packaging, and shipping our products. The slight increase in cost of sales as a percentage of net revenues for the year ended December 31, 2018 is attributable to a decrease of accrued royalty obligations during the year ended December 31, 2017 due to the correction to previously accrued royalties that should not have been accrued due to a contractual oversight. According to the contract, we were no longer obligated to pay a royalty once the product tied to the royalty obligation no longer was protected by valid patents, including provisional patents, and accordingly, the provisional patent that was previously filed for this product expired in September 2015. Therefore, while we continue to sell the product tied to the contract, we no longer are accruing royalties for these product sales. The overall decrease in the cost of sales for the year ended December 31, 2018 in real dollar terms was due in part to favorably negotiated costs on raw materials with a new chemical supplier as well as an overall decrease in freight costs due to our having shifted certain shipping cost obligations to others.

The differing gross margins by our vertical markets are shown below:

Gross Margin by Vertical Market	Gross Margin %
Interior Flooring/Exterior Hardscape	86.43%
HVAC/Related Equipment	41.70%
Heavy Equipment	82.04%
Marine	86.31%

The high gross margins in our interior flooring and exterior tile, paver and hardscape coatings was a key point when management determined to shift to our new long-term strategic plans to vertically integrate into the applications services market. The amount of physical product used in periodic maintenance process is a relatively minor component in the overall cost of applications services and the overwhelming volume of gross revenue in this industry goes to those performing the applications of such products. As illustrated above, we have extremely high gross margins in all areas except for the HVAC and related equipment coatings market. This is directly due to the exclusive distribution and brand license agreement we entered into in June 2018. Per the agreement, we continue to produce and manufacture the product for our counter-party over the term of the 30-year agreement; however, the product is sold to our distribution partner at a reduced rate per gallon of product.

Into the near future, we anticipate that our direct costs are likely to increase in real dollar terms based on escalating sales volume coupled with the likelihood of an inability to make material purchases in bulk at meaningfully discounted rates due to cash restraints. Though there can be no assurance that our cash position and financial condition will improve over time, if it does, we intend to take advantage of bulk purchasing opportunities at discounted rates. More generally, we anticipate that our cost of sales will increase in the future in direct proportion to increases in top line growth, but that our gross margins will remain very strong.

Management believes that, going forward, our gross profit margins will be driven largely by and dependent upon the following key factors:

▪	the degree to which we successfully execute our planned transition over to what will primarily be a services company in relation to our RexPro interior flooring and exterior hardscape coatings business, including our ability to meaningfully differentiate ourselves among specialty-service contractors;
▪	the maintenance of our existing product pricing power, including the degree to which our product develops a reputation in the market as markedly superior to most others;
▪	progressively decreasing dependence on unaffiliated general contractors for crew labor on our applications;
▪	our ability to benefit from economies of scale in materials purchasing; and
▪	the frequency of our working capital turns.

Sales, General and Administrative

The following is certain detail from and built into the SG&A related line items of our Consolidated Statement of Operations for the year ended December 31, 2018, as well as for the comparative period ended December 31, 2017.

					Change
Sales, General and Administrative Costs for Operations for Years Ended December 31,	2018	% of Sales	2017	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$10,114	3%	$1,903	1%	$8,211	431%
Sales commissions	11,687	3%	19,606	5%	(7,919)	40%
Total sales and marketing	21,801	6%	21,509	6%	292	1%
Personnel costs	620,892	186%	752,595	198%	(131,703)	17%
Research and development	175,591	53%	343,020	90%	(167,429)	49%
Professional fees	120,157	36%	190,308	50%	(70,151)	37%
Travel and entertainment costs	32,336	10%	68,248	18%	(35,912)	53%
Rent	55,655	17%	50,467	13%	5,188	10%
Other general and administrative costs	120,593	36%	145,296	38%	(24,703)	17%
Total general and administrative	1,125,224	337%	1,549,934	407%	(424,710)	27%
Total sales, marketing, general and administrative	$1,147,025	343%	$1,571,443	413%	$(424,418)	27%

Our research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs, such as those associated with facilities leasing and related overhead. For labor costs and costs of outside consultants, we record the research and development costs as a reduction against either personnel costs or contract services. For facilities leasing related expenses, we record the research and development costs as a reduction against rent. For the year ended December 31, 2018, we reclassified to research and development approximately $55,000 from total personnel costs and approximately $21,000 from rent. Comparatively, for the year ended December 31, 2017, we reclassified to research and development approximately $175,000 from total personnel costs and approximately $35,000 from rent.

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the year ended December 31, 2018:

▪	an increase in advertising and direct marketing due to our having engaged a graphic artist to help us with the branding aspects of our new product launches Safety Clean and V-Shield™, the preparation of new marketing sell sheets for several of our other products and having pre-paid for a booth space for a tradeshow in December 2018;
▪	a decrease in sales commissions resulting from an overall decrease in sales personnel headcount;
▪	an overall decrease in total personnel costs, after adjustments of reclassified wages for research and development, stemming from a required decrease in our staff and use of outside contractors based on our company-wide cost-saving initiatives;
▪	a decrease in research and development expense resulting from the resignation and departure in January 2018 of our former vice president of research and development and a reduction down to only a single outside contractor working on development projects for ACS following certain strategic changes in the direction of that business;
▪	a decrease in professional services resulting mainly from a decrease in independent business development contracting services;
▪	a decrease in travel and entertainment expenses due to fewer trips being needed to continue our initiatives surrounding the development of ACS;
▪	an increase in rent for the year ended December 31, 2018 as the space utilized and dedicated specifically to ACS’s research and development operations was scaled back during the later half of 2018 due to the lack of available company financial resources coupled with ACS’s lack of near-term prospects for generating material revenue(resulting in smaller adjustments of reclassified rent); and
▪	a decrease in our general and administrative costs resulting from our company-wide cost-saving initiatives.

For the immediate future, and although there can be no assurance, we would anticipate that our sales, marketing, general and administrative costs will increase in the future in direct proportion to top line growth with our current focus being on our RexPro interior flooring and exterior tile, paver and hardscape coatings and the addition of the applications service side of this vertical market.

Management believes that, going forward, our future costs structure will be driven largely by and dependent upon the following key factors:

▪	the degree to which we successfully execute our planned transition over to what will primarily be a services company in relation to our RexPro interior flooring and exterior hardscape coatings business, including our ability to differentiate ourselves among specialty-service contractors;
▪	our cost of applications services crew labor, which will be materially affected by the extent to which we are reliant on unaffiliated general contractors;
▪	our ability to benefit from economies of scale in materials purchasing;
▪	our applications services labor efficiency; and
▪	the rates at which we experience application mishap incidents, and the severity of any such mishaps.

Gain on Intangible Asset

During the year ended December 31, 2018, we sold the FormTool software program and the domain website name, www.formtoolsoftware.com, to a private company for $6,000 which was paid in cash. We did not have a value assigned to the intangible assets consisting of the FormTool software program and the domain website name for the year ended December 31, 2018, and as a result, we recognized a gain on intangible asset of $6,000 on our Consolidated Statement of Operations for the year ended December 31, 2018.

Provision for Income Taxes

For the years ended December 31, 2018 and 2017, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” accounting criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine at some point that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

As of December 31, 2018, we had accumulated net operating loss carryforwards, for federal income tax purposes, of approximately $18,460,000. These carryforwards are the result of income tax losses generated as follows:

Generated	Loss	Expiration
2001	$5,123,000	2021
2002	$235,000	2022
2005	$956,000	2025
2006	$584,000	2026
2008	$694,000	2028
2009	$366,000	2029
2010	$292,000	2030
2012	$353,000	2032
2013	$178,000	2033
2014	$825,000	2034
2015	$761,000	2035
2016	$2,829,000	2036
2017	$4,448,000	2037
2018	$816,000	2038

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

See Note 9, Income Taxes, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2018 for further information regarding the components of our income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes raw materials procurement, production personnel, service applications personnel, the ongoing internal development of new products and expansion and upgrade of existing products, marketing and sales, and executive salaries and insurance benefit obligations. Cash generated through our current operations may not prove sufficient to sustain such operations, and our pursuit of an aggressive growth plan, as currently exists, will likely require funding from outside sources. (See Note 2 – Going Concern.) Funding from outside sources may include but is not limited to the pursuit of other financing options such as commercial loans or public or private sales of securities, including common stock, preferred stock and/or convertible notes or debentures. The Company’s cash on hand as of December 31, 2018 was insufficient to support our operations for the next twelve months.

Working Capital	2018	2017
Current assets	$43,498	$50,721
Current liabilities	$4,519,823	$3,593,285
Accumulated deficit	$8,966,690	$7,706,052

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no assurance of it remaining manageable.

Cash Flows for Years Ended December 31,	2018	2017	Change	%
Cash flows used in operating activities	$(141,358)	$(728,856)	$587,498	81%
Cash flows provided by financing activities	$140,000	$624,000	$(484,000)	78%

Net cash used in operating activities for the years ended December 31, 2018 and 2017 consisted mainly of payments for personnel, inventory purchases, vendor payments and other operating expenses.

Net cash used in investing activities for year ended December 31, 2016 was for the build-out of our new research lab within our corporate headquarters located in the Lake Park, Florida. This new facility replaced the research lab located in Daytona Beach, Florida as of July 2016.

For the year ended December 31, 2018, cash provided by financing activities was mainly the result of proceeds from the sale of common stock as well as proceeds from the sale of convertible notes. Comparatively, cash provided by financing activities for the year ended December 31, 2017 was primarily the result of cash proceeds from the sale of common stock as well as the sale of an equity interest in ACS. As an offset to the cash provided for the year ended December 31, 2017, we also made certain payments towards retirement of various notes payable.

Financing

Given practical considerations, we believe that our ability to meaningfully pursue our substantial revision to our business plan, with our RexPro interior flooring and exterior tile, paver and hardscape line of coatings products being our current focal point in terms of business development as well as extending our coatings business to not only include manufacturing and distribution, but also, to vertically integrate by expanding into the applications services side of the business, in the immediate term will depend on the availability of working capital, the precise amount of which is uncertain as the date of this filing on Form 10-K given certain variables surrounding our ability to generate funds internally, including through sales of product, sales of applications services utilizing our product and/or territorial product distributorships, on the RexPro advanced coatings side of our business, and through distributions, on the ACS side. To the extent that it becomes necessary to access funds through a public or private sales of securities, as we have been doing and expect to continue to have to do for the foreseeable future, this is likely to be pursued through one or more offerings involving common stock, preferred stock and/or convertible notes or debentures. In connection with any such financings, it may become necessary given market conditions and the unavailability of alternative options for us to issue additional shares of our common stock or securities exchangeable for shares of our common stock, including but not limited to convertible preferred stock or convertible notes or debentures containing so-called “floorless convertible” provisions that can be, and often are, extremely dilutive to existing stockholders upon conversion. Any such issuances, as well as any related issuances of common stock or other purchase warrants, would likely have the effect of depressing the market price of our common stock and diluting the interests of our common stockholders, potentially very significantly. (See Note 12 – Related Party Transactions.)

No attempt has been made for many years to secure any bank or other secured financing due to management’s practical conclusion that it would be an unproductive allocation of human resources given our historic revenue and cash flow levels, internal financial ratios, and negative working capital position. We do not expect any change in this status for the foreseeable future.

Contractual Liabilities

We occupy an office building for our corporate headquarters located at 1313 South Killian Drive, Lake Park, Florida 33403. The lease for the 8,560 square feet ends on December 31, 2019 with an option to renew for one successive term of five years at the then current occupancy rates with 1313 Group LLC. Our monthly rent, including related sales and use taxes, is $7,429, and we are responsible for all utilities, repairs and maintenance.

Rent expense for the years ended December 31, 2018 and 2017, before adjustments of reclassified facilities cost for research and development, totaled $86,554 and $86,554, respectively.

At December 31, 2018, the future minimum rental payments required under these arrangements total approximately $89,148 for 2019. See Note 11, Commitment and Contingencies, in the Notes to the Consolidated Statements for the year ended December 31, 2018 for more detailed information.

Discontinued Operations

As of December 31, 2018 and 2017, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011.

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

The Potential Impact of Known Facts, Commitments, Events and Uncertainties on Future Operating Results or Future Liquidity Requirements

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2018 for information regarding the potential effects of new accounting pronouncements on our results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Findex.com, Inc.

Opinion on the Consolidated Financial Statements

We have audited the consolidated balance sheet of Findex.com, Inc. (the Company) as of December 31, 2018 and the related consolidated statements of operations, consolidated changes in stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2018, the Company had accumulated losses of approximately $9 million has generated limited revenue, had a negative working capital of approximately $4.5 million and may experiences losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/Soles, Heyn & Company, LLP

We have served as the Company’s auditors since 2018.

Soles, Heyn & Company, LLP

West Palm Beach, Florida

April 16, 2019

D. Brooks and Associates CPA’s, P.A.

Certified Public Accountants - Certified Valuation Analyst - Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Findex.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Findex.com, Inc. (the Company) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Palm Beach Gardens, Florida

April 16, 2018

D. Brooks and Associates CPA’s, P.A. 4440 PGA Boulevard Suite 104, Palm Beach Gardens, FL 33410 – (561) 429-6225

Findex.com, Inc.
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2018	As of December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$1,821	$3,179
Accounts receivable, net	9,371	19,197
Inventories, net	23,048	18,657
Other current assets	9,258	9,688
Total current assets	43,498	50,721
Property and Equipment, net	7,443	12,557
Intangible Assets, net	193,913	261,849
Total assets	$244,854	$325,127

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$568,642	$406,683
Accounts payable, related parties	65,150	41,941
Accrued royalties	71,947	69,131
Accrued payroll	198,144	89,769
Notes payable	328,783	328,783
Notes payable, convertible	25,000	25,000
Notes payable, related parties	926,475	27,000
Notes payable, related parties, convertible	1,327,450	2,059,425
Contract liability	191,569	—
Other current liabilities	702,295	431,185
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	4,519,823	3,593,285
Commitments and Contingencies (Note 11)
Stockholders’ Deficit:
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- shares issued and outstanding	—	—
Common stock, $.001 par value
900,000,000 shares authorized,
714,945,811 and 525,951,417 shares issued and outstanding, respectively	714,946	525,951
Additional paid-in capital	3,976,775	4,167,189
Accumulated deficit	(8,966,690)	(7,706,052)
Total Findex.com, Inc. stockholders’ deficit	(4,274,969)	(3,012,912)
Consolidated investee, non-controlling interest	—	(255,246)
Total stockholders’ deficit	(4,274,969)	(3,268,158)
Total liabilities and stockholders’ deficit	$244,854	$325,127

See accompanying notes to consolidated financial statements.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018		Year Ended December 31, 2017

Revenues, net		$274,119		$208,385
Revenues related parties, net		60,212		172,168
Total revenues		334,331		380,553
Cost of sales		93,069		97,038
Gross profit		241,262		283,515
Other operating expenses:
Sales and marketing expenses		21,801		21,509
Professional fees		120,157		190,308
Personnel costs (net of research and development direct labor costs)		620,892		752,595
Research and development		175,591		343,020
Rent		55,655		50,467
Other general and administrative expenses		152,929		213,544
Total operating expenses		1,147,025		1,571,443
Loss from operations		(905,763)		(1,287,928)
Interest expense		(288,400)		(195,089)
Gain on sale of intangible asset		6,000		—
Loss on acquisition of ACS		(72,475)		—
Net loss before income taxes		(1,260,638)		(1,483,017)
Income tax provision		—		—
Net loss		(1,260,638)		(1,483,017)
Net loss attributable to non-controlling interest		—		215,618
Net loss attributable to Findex.com, Inc.		$(1,260,638)		$(1,267,399)
Basic & diluted net loss per share	$	---	$	---

Basic & diluted weighted average common shares outstanding		537,593,013		510,574,551

See accompanying notes to consolidated financial statements.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest in Variable Interest Entity		Total
	Shares	Amount

Balance as of December 31, 2016	489,537,017	$489,537	$3,569,081	$(6,438,653)		$(39,628)	$(2,419,663)
Sale of Common Shares for Cash - Private Investors	34,550,000	34,550	310,950	—		—	345,500
Issuance of Common Shares for Services	1,264,400	1,264	22,758	—		—	24,022
Issuance of Common Shares for Accounts Payable	600,000	600	5,400	—		—	6,000
Sale of Interest in Variable Interest Entity	—	—	259,000	—		—	259,000
Net loss, year ended December 31, 2017	—	—	—	(1,267,399)		(215,618)	(1,483,017)
Balance as of December 31, 2017	525,951,417	525,951	4,167,189	(7,706,052)		(255,246)	(3,268,158)
Sale of Common Shares for Cash - Private Investors	5,000,000	5,000	45,000	—		—	50,000
Issuance of Common Shares for Services	94,394	95	655	—		—	750
Issuance of Common Shares for Accounts Payable	2,900,000	2,900	26,100	—		—	29,000
Issuance of Common Shares for Converted Notes Payable	6,000,000	6,000	54,000	—		----	60,000
Beneficial Conversion Discount on Issuance of Convertible Notes Payable	—	—	39,700	—		—	39,700
Purchase of Interest in Variable Interest Entity	175,000,000	175,000	—	(430,246)		255,246	—
Transfer of Equity Interest	—	—	—	430,246		—	430,246
Elimination of Variable Interest Entity's Retained Earnings Balance	—	—	(355,869)	—		—	(355,869)
Net loss, year ended December 31, 2018	—	—	—	(1,260,638)		—	(1,260,638)
Balance as of December 31, 2018	714,945,811	$714,946	$3,976,775	$(8,966,690)	$	---	$(4,274,969)

See accompanying notes to consolidated financial statements.

Findex.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018		Year Ended December 31, 2017

Cash flows from operating activities:
Net Loss		$(1,260,638)		$(1,483,017)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation		5,114		13,120
Amortization		67,936		47,512
Amortization of debt discount		41,602		—
Stock issued for services		750		24,024
Loss on acquisition of ACS		72,475		—
Changes in operating assets and liabilities
Decrease in accounts receivable		9,826		2,533
(Increase) decrease in inventory		(4,391)		6,619
Decrease (increase) in other current assets		430		(2,598)
Increase in accounts payable		250,959		200,719
Increase in accounts payable, related parties		23,209		3,627
Increase (decrease) in accrued royalties		2,816		(4,596)
Increase in accrued payroll		108,375		8,545
Increase in notes payable, related parties, convertible		77,500		—
Increase in contract liability		191,569		—
Increase in other current liabilities		271,110		454,656
Net cash used in operating activities		(141,358)		(728,856)

Net cash used in investing activities		—		—

Cash flows from financing activities:
Proceeds from sale of common stock		50,000		345,500
Proceeds from issuance of notes payable, related parties		20,000		27,000
Proceeds from issuance of notes payable, related parties, convertible		70,000		—
Proceeds from sale of interest in variable interest entity		—		259,000
Payments made on notes payable		—		(7,500)
Net cash provided by financing activities		140,000		624,000
Net decrease in cash and cash equivalents		(1,358)		(104,856)
Cash and cash equivalents, beginning of period		3,179		108,035
Cash and cash equivalents, end of period		$1,821		$3,179

Supplemental cash flow information:
Interest paid	$	---	$	---
Cash paid for income taxes	$	---	$	---

Schedule of Non-Cash Investing and Financing Activities:
Issuance of notes payable for accrued directors fees	$	---		$38,000
Issuance of notes payable for accrued base salary	$	---		$115,542
Issuance of notes payable for accounts payable, related parties		$77,500		$81,250
Issuance of common stock for notes payable, related parties, convertible		$60,000	$	---
Issuance of common stock as consideration for accounts payable		$29,000	$	---
Issuance of common stock for purchase of interest in Variable Interest Entity		$350,000	$	---

See accompanying notes to consolidated financial statements.

Findex.com, Inc.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Findex.com, Inc. (“Findex”) was incorporated under the laws of the State of Nevada on November 7, 1997, and is headquartered in Lake Park, Florida with its base of business operations co-located in the same facility. The Company is currently comprised of two operating companies, EcoSmart Surface & Coating Technologies, Inc., a Florida corporation (“EcoSmart”) and Advanced Cement Sciences, LLC (formerly Advanced Nanofibers, LLC), a Florida limited liability company (“ACS”). The Company had 31.05% interest in ACS during the year until December 24, 2018, when it acquired the remaining interest. EcoSmart has historically been the driver of both operating overhead and revenue. EcoSmart was acquired by the Company in a merger in 2014 and centers around a proprietary line of specialty surface coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. With a line of products carrying the brand name “EcoSmart,” both the business unit (as distinct from the corporate subsidiary in which it is housed) and the line of products itself are currently in the process of being re-branded under the name “RexPro (Sealers and Coatings).” ACS is a Florida-based, engineered cement technology and products firm founded in mid-2016 and currently focused on developing and commercializing a line of proprietary admixtures to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco.

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in US dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries (Reagan Holdings, Inc., Findex.com, Inc. Delaware, ESCT Acquisition Corp. and ACS). All inter-company balances and transactions have been eliminated in consolidation.

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

SEGMENT INFORMATION

The Company reports segment information that is consistent with the management and measurement system utilized within the Company. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable operating segments. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker (the chief executive officer) in determining how to allocate resources and evaluate performance. The accounting policies of the segments are the same as those described in Note 1, “Organization and Summary of Significant Accounting Policies”. The Company’s reportable operating segment consists of ACS. For the years ended December 31, 2018 and 2017, ACS had $4,437 and $2,605, respectively, in revenue, an operating loss of $163,705 and $306,021, respectively, assets in the form of cash, accounts receivable and inventory totaling $7,811 and $4,053, respectively, and liabilities in the form of accounts payable totaling $267,267 and $99,804, respectively. See Note 3.

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

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the discounted projection of net cash flows. Property and equipment to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INTANGIBLE ASSETS OTHER THAN GOODWILL

The Company’s intangible assets consist of patents and patents pending acquired from third parties, and are recorded at cost. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350-30, General Intangibles Other Than Goodwill, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives, generally three to ten years. All intangible assets are tested for impairment annually during the fourth quarter. For the years ended December 31, 2018 and 2017, the Company did not recognize any impairment expense related to intangible assets. See Note 6.

GOODWILL AND CERTAIN OTHER LONG-LIVED ASSETS

As required by ASC 350, Goodwill and Other Intangible Assets, the Company tests long-lived assets for impairment at each reporting period. Long-lived assets are assessed for impairment by a two-step process. First, the Company determines if the carrying value of the asset exceeds the undiscounted projected net cash flows over the remaining estimated life of the asset, which would indicate that the asset may be impaired. If the Company determines that the asset may be impaired, it compares the projection of discounted net cash flows over the remaining estimated life of the asset to its carrying amount to determine if there is an impairment loss. For the years ended December 31, 2018 and 2017, the Company did not recognize any impairment expense.

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

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company recognizes revenue upon transfer of control of promised products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products. The Company at times may enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. In such cases, revenue would be recognized at the time of delivery for each identified product or performance of service. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Distribution Rights

The Company at times may derive part of its revenue from the sale of distribution rights within a designated territory for a period of time. Licenses for an exclusive territory provides a single distributor with the right to use and sell the distribution rights within the specified designated territory for a specified period. The determination of when the Company recognizes revenue is based on whether the distribution rights transfers to the distributor at (i) a point in time or (ii) over time. Furthermore, the Company needs to determine in accordance with ASC 606 if the distribution rights is (i) functional intellectual property that has significant standalone functionality or is (ii) symbolic intellectual property that requires ongoing activities from the Company. In June 2018, the Company received payment in the amount of $100,000 from the sale of distribution rights within a designated territory for a period of time of thirty years to a distributor. In August 2018, the Company received an additional payment in the amount of $90,000 for the sale of distribution rights within a separate designated territory for a period of thirty years to a distributor. The Company determined that the associated revenue would be recognized over the period of thirty years as the agreements for the sale of the distribution rights also called for the Company to continue to produce the product for the distributor over the term of the agreements. Therefore, the distribution rights were deemed to be symbolic intellectual property in accordance with ASC 606 as it requires ongoing activities from the Company. For the year ended December 31, 2018, the Company recognized contract liability in the amount of $187,056 and revenue in the amount of $2,944 from such sale of distribution rights.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of sales on the accompanying consolidated financial statements.

RESEARCH AND DEVELOPMENT

The Company’s research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, the Company records the research and development costs as a reduction against either personnel costs or professional fees. For facilities leasing related expenses, the Company records the research and development costs as a reduction against rent. For the years ended December 31, 2018 and 2017, the Company recognized $175,591 and $343,020, respectively, in research and development costs.

STOCK-BASED COMPENSATION

The Company recognizes share-based compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires that the Company measure the cost of the employee services received in exchange for an award for equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period. See Note 10.

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

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company classifies interest and penalties as a component of interest and other expenses. To date, the Company has not been assessed, nor has the Company paid, any interest or penalties. See Note 9.

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

The calculations of net loss per share for the year ended December 31, 2018 and 2017 excluded the impact of the following potential common shares as their inclusion would be anti-dilutive.

For the Year Ended December 31	2018	2017
Shares Issuable Upon Conversion of Outstanding Convertible Note Payables	173,120,917	264,036,416
Total weighted average anti-dilutive potential common shares	173,120,917	264,036,416

DISCONTINUED OPERATIONS

On May 5, 2011, Findex entered into a Software Product Line Purchase Agreement with WORDsearch Corp., L.L.C. In accordance with the Software Product Line Purchase Agreement, WORDsearch agreed to acquire from Findex all of the assets associated with the QuickVerse® product line which centered around Findex’s industry-leading Bible-study software program. The specific assets conveyed include, among others, the underlying software source code, registered trade names, and existing product inventories. As a result, the Company has classified any associated liabilities as well as all expenses directly related to the QuickVerse® product line as discontinued operations for the years ended December 31, 2018 and 2017. See Note 14.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment. The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for the calendar year ending December 31, 2020. The amendments require a prospective approach to adoption and early adoption is permitted for interim or annual goodwill impairment tests. The Company presently has no goodwill but acquires entities from time to time and is currently evaluating the impact this standard would have.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. However, as of December 31, 2018, the Company had negative working capital of $4,476,325 and had an accumulated deficit of $8,966,690. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken several actions in an attempt to mitigate this risk. These actions include capital raising initiatives involving the issuance of equity and/or notes payable to investors, as well as cash conservation initiatives involving the issuance of equity and/or notes payable to employees and related parties. The accompanying consolidated financial statements do not include any adjustments related to these uncertainties.

NOTE 3 – ACQUISITION OF PREVIOUSLY NON-OWNED INTEREST IN VARIABLE INTEREST ENTITY

On December 24, 2018, the Company acquired the 68.95% economic – and 68.42% voting – interests not previously owned in ACS, resulting in the Company owning 100% of ACS. In exchange for the acquisition by the Company of such combined membership interests, the Company issued to the holders thereof a combined total of 175,000,000 shares of the Company’s common stock, including 57,458,335 shares, indirectly and through beneficial ownership, to the Company’s president and chief executive officer, Steven Malone, and 57,458,333, also indirectly and through beneficial ownership, to the Company’s corporate and securities legal counsel, Michael Membrado. Prior to the consummation of these transactions, effected separately with each of the other four holders of membership interests in ACS, the Company had owned a 31.05% economic – and 31.58% noncontrolling voting – interest in ACS.

ACS is a Florida-based, engineered cement technology and products firm founded in mid-2016 and currently focused on developing and commercializing a line of proprietary admixtures to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco. Having been involved in the formation of ACS in September 2016, the Company determined during the fourth quarter of 2016 that it was the primary beneficiary of ACS, among the equity participants, based on qualitative and quantitative criteria. Among other factors, and more specifically, it was determined that the equity investors in ACS did not, and were not obligated to, provide sufficient financial resources for the entity to support itself in terms of day-to-day research and development activities. However, the Company had provided financial support that was disproportionate to its equity interest, and the Company’s management was involved in the organization of the entity. U.S. GAAP thereunder, requires a VIE to be consolidated by a company if and when that company holds a majority of the variable interests in the entity and is thus subject to a majority of the risk of loss from the VIE’s activities. Therefore, for accounting purposes under FASB guidelines, ACS had constituted a VIE, and as such the Company has been auditing and consolidating the financial statements of ACS together with the Company since September 14, 2016.

As a result of the acquisition of ACS, the Company assumed 100% of ACS’s assets and liabilities and in accordance with ASC 810 applies the consolidation method of accounting due to its majority interest and its exercise of control over the subsidiary. The carrying value of such assets and liabilities of ACS, which were consolidated as of December 31, 2018 and 2017, are as follows:

	December 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$34	$4,053
Accounts receivable, net	2,969	—
Inventories, net	4,808	—
Total current assets	7,811	4,053
Total assets	$7,811	$4,053

Liabilities and Members’ Deficit
Current Liabilities:
Due to Findex.com, Inc.	$242,579	$94,425
Accounts payable	14,688	5,379
Short-term loan	10,000	—
Total current liabilities	267,267	99,804
Stockholders’ equity:
Members' investment	263,020	263,020
Accumulated deficit	(522,476)	(358,771)
Total members’ deficit	(259,456)	(95,751)
Total liabilities and members’ deficit	$7,811	$4,053

Net loss	$(163,705)	$(306,021)

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

Findex.com, Inc.
Net Income Attributable to Findex.com, Inc. and
Transfers from the Non-Controlling Interest
Year Ended December 31,

	2018	2017
Net loss attributable to Findex.com, Inc.	$(1,260,638)	$(1,267,399)
Transfers from the non-controlling interest
Change in Findex.com, Inc.'s paid-in capital for sale of interest in Variable Interest Entity	—	259,000
Net transfers from non-controlling interest	—	259,000
Change from net income attributable to Findex.com, Inc. shareholders and transfers from non-controlling interest	$(1,260,638)	$(1,008,399)

NOTE 4 – INVENTORIES

At December 31, 2018 and 2017, inventories consisted of the following:

	2018	2017
Raw materials	$23,050	$19,342
Finished goods	1,498	1,165
Reserve for obsolete inventory	(1,500)	(1,850)
Inventories	$23,048	$18,657

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31, 2018 and 2017, property and equipment consisted of the following:

	2018	2017
Office equipment	$3,466	$3,466
Warehouse equipment	76,339	76,339
Computer equipment	8,708	8,708
Research lab	10,334	10,334
Office fixtures	3,750	3,750
Less: accumulated depreciation	(95,154)	(90,040)
Property and equipment	$7,443	$12,557

For the year ended December 31, 2018 and 2017, the Company recorded depreciation expense of $5,114 and $13,120, respectively.

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets consist of patents and trade secrets acquired from third parties, and are recorded at cost. The Company amortizes the costs of its intangible assets over their estimated useful lives of approximately 11 years. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required.

As of December 31, 2018 and 2017, the Company’s intangible assets, net of accumulated amortization consisted of the following:

Patents and/or software licenses, net	2018	2017
Cost	$697,955	$697,955
Amortization	(504,042)	(436,106)
Net intangible assets	$193,913	$261,849

	2018	2017
Beginning balance for total intangible assets	$261,849	$309,361
Amortization	(67,936)	(47,514)
Intangible assets	$193,913	$261,849

The Surface Modification Technologies assets include a patent, trade secret technology, instructions, manuals and materials on certain manufacturing processes and know-how. For the years ended December 31, 2018 and 2017, the Company recorded amortization expense of $67,936 and $47,512, respectively. See Note 1.

Future amortization for the next five years for the Company’s intangible assets consist of the following:

Year	Anticipated Amortization
2019	47,513
2020	47,513
2021	47,513
2022	47,513
Thereafter	3,861
Total anticipated amortization of intangible assets	$193,913

NOTE 7 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTIES

At December 31, 2018 and December 31, 2017, notes payable consisted of the following categories:

	December 31, 2018	December 31, 2017
Notes payable	$328,783	$328,783
Notes payable, convertible	25,000	25,000
Notes payable, related parties	926,475	27,000
Notes payable, related parties, convertible	1,327,450	2,059,425
Total	$2,607,708	$2,440,208

Notes Payable

Notes payable consisted of two unsecured notes. The first note payable in the amount of $28,783 as of December 31, 2018 and 2017, respectively, is to a former shareholder with a due date of January 2012, together with accrued interest at 5% APR and interest on overdue principal accruing at 10% APR. The second note payable in the amount of $300,000 as of December 31, 2018 and 2017, respectively, is to a shareholder with a due date of August 1, 2015, together with accrued interest at 10% APR.

At December 31, 2018, the Company was in default for both unsecured notes payable and all related accrued interest.

Notes Payable, Convertible

Notes payable, convertible consisted of one note payable in the amount of $25,000 as of December 31, 2018 and 2017, respectively, to an investor with a due date of January 20, 2018, together with accrued interest at 10% APR and is convertible at $0.01 per share of common stock.

At December 31, 2018, the Company was in default for this secured note payable and all related accrued interest.

Notes Payable, Related Parties

Notes payable, related parties consisted of the following:

		December 31, 2018	December 31, 2017
Note payable to the Company’s general counsel (also a shareholder), due November 10, 2017.	(a)	$7,000	$7,000

Note payable to an independent contractor (also a shareholder), which note payable was due December 3, 2017.	(b)	10,000	10,000

Note payable to an independent contractor (also a shareholder), which note payable was due December 20, 2017.	(c)	10,000	10,000

Note payable to an independent contractor (also a shareholder), which note payable was due March 16, 2018.	(d)	10,000	—

Note payable to an independent contractor (also a shareholder), which note payable was due June 22, 2018.	(e)	10,000	—

Two notes payable ($150,000 and $120,000) each to the Company’s general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR.	(f)	270,000	—

Note payable to the Company’s general counsel (also a shareholder), due on demand together with accrued interest at 12% APR.	(g)	10,000	—

Two notes payable ($349,329 and $87,532) each to the Company’s president and chief executive officer (also a shareholder), due on demand together with accrued interest at 4.5% APR.	(h)	436,861	—

Two notes payable ($134,604 and $28,010) each to the Company’s controller (also a shareholder), due on demand together with accrued interest at 4.5% APR.	(i)	162,614	—

Total		$926,475	$27,000

At December 31, 2018, the Company was in default with the contractual payment terms with the unsecured term note payable (a) to the Company’s general counsel, also a shareholder, and on the unsecured term note payables (b), (c), (d) and (e) to an independent contractor, also a shareholder.

Note (f) reflects two unsecured notes payable for payment obligations owed to the Company’s general counsel for legal services incurred by the Company for the years ended December 31, 2015 and 2014. In addition, note (g) reflects a debt investment made by the Company’s general counsel to the Company.

Note (h) reflects two unsecured notes payable for amounts due to the Company’s president and chief executive officer, who is also a shareholder, for previously accrued base salary.

Note (i) reflects two unsecured notes payable for amounts due to the Company’s controller, who is also a shareholder, for previously accrued base salary.

On December 24, 2018, and in connection with the Company’s acquisition of Advanced Cement Sciences LLC, each holder of notes (f), (h) and (i) agreed to relinquish their previous respective rights of conversion on the Company promissory notes held by them.

Notes Payable, Related Parties, Convertible

Notes payable, related parties, convertible consisted of the following:

		December 31, 2018	December 31, 2017
Note payable to a company controlled by an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(a)	$60,000	$60,000

Note payable to the Company’s general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(b)	—	150,000

Note payable to the Company’s general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.008 per share of common stock.	(c)	—	120,000

Note payable to the Company’s general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(d)	—	10,000

Three notes payable ($30,000, $55,500 and $28,500) each to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01, $0.007 and $0.015, respectively, per share of common stock.	(e)	114,000	114,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due November 13, 2018 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(f)	100,000	100,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 4, 2017 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(g)	50,000	50,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 18, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(h)	100,000	100,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due May 12, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(i)	50,000	50,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due June 7, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(j)	200,000	200,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due July 28, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(k)	300,000	300,000

Two notes payable ($20,500 and $9,500) each to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 and $0.015, respectively, per share of common stock.	(l)	30,000	30,000

Note payable to the Company’s president and chief executive officer (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(m)	—	349,329

Note payable to the Company’s controller (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(n)	—	134,604

Note payable to the Company’s former vice president of research and development (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(o)	49,000	49,000

Note payable to an independent contractor (also a shareholder), due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(p)	25,700	25,700

Note payable in the name of a son of an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.05 per share of common stock.	(q)	20,000	20,000

Note payable to the Company’s president and chief executive officer (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.015 per share of common stock.	(r)	—	87,532

Note payable to the Company’s controller (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.015 per share of common stock.	(s)	—	28,010

Two notes payable ($81,250 and $77,500) each to an independent contractor (also a shareholder), due on demand together with interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(t)	158,750	81,250

Note payable to an investor (also a shareholder), due on demand together with interest at 10% APR, and convertible at $0.01 per share of common stock.	(u)	20,000	—

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due June 15, 2018 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(v)	50,000	—

Total		$1,327,450	$2,059,425

Notes (a), (e) and (q) reflect amounts due to a single outside director of the Company, who also is a shareholder, based on such director having (i) made certain vendor obligation payments directly on behalf of and for the benefit of the Company, (ii) having advanced certain funds to the Company at various dates for general working capital purposes, and (iii) having accrued director’s fees earned through June 30, 2017. In addition, the Company has recorded accounts payable, related parties, in the amount of $18,426 to the holder of notes (a), (e), and (q).

Notes (f) through (k) and (v) reflect amounts due to a certain related party investor and significant shareholder for convertible debt investments made from time to time as indicated.

Notes (l) reflects two notes payable for amounts due to an outside director, who is also a shareholder, for accrued director’s fees earned through June 30, 2017.

Note (o) reflects amounts due to the Company’s former vice president of research and development, who is also a shareholder, for previously accrued wages.

Note (p) reflects amounts due to an independent contractor who was President of one of EcoSmart’s divisions prior to the merger with EcoSmart and a current shareholder of the Company, for past earnings. See Note 10.

Note (t) reflects two notes payable for amounts due to an independent contractor, who is also shareholder, for previously accrued business development services. On October 31, 2018, the holder of one note with an original face value of $137,500 exercised the right to convert $60,000 of the note into six million shares (6,000,000) of common stock at the conversion rate of $0.01 per share per the terms of the note.

On December 24, 2018, and in connection with the Company’s acquisition of Advanced Cement Sciences LLC, each holder of notes (b), (c), (d), (m), (n), (r) and (s) agreed to relinquish their previous respective rights of conversion on the Company promissory notes held by them.

For the year ended December 31, 2018, the Company received proceeds from the issuance of notes payable to related parties in the amount of $20,000 and convertible notes payable to related parties in the amount of $70,000 (total $90,000). For the year ended December 31, 2018, the Company recognized debt discount of $39,700 associated with three note payables as they carried a beneficial conversion feature. This debt discount has been fully amortized to interest expense for the year ended December 31, 2018. For the year ended December 31, 2017, the Company received proceeds from the issuance of notes payable to related parties in the amount of $27,000 and convertible notes payable to related parties in the amount of $234,792 (total $261,792).

At December 31, 2018, the Company was in default with the contractual payment terms with the convertible note payable (f), (g) and (v) to a related party investor.

NOTE 8 – GAIN ON INTANGIBLE ASSET

In October 2018, the Company sold the FormTool software program and the domain website name, www.formtoolsoftware.com, to a private company for $6,000 which was paid in cash. At December 31, 2018, the Company did not have a value assigned to the intangible assets consisting of the FormTool software program and the domain website name, www.formtoolsoftware.com. As a result, the Company recognized a gain on intangible asset of $6,000 on our Consolidated Statement of Operations for the year ended December 31, 2018.

NOTE 9 – INCOME TAXES

For the year ended December 31, 2018, the Company incurred a net loss of $1,260,638. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $18,460,000 at December 31, 2018 and will expire beginning in the year 2021.

The provision for taxes on income from operations for the years ended December 31, 2018 and 2017 consisted of the following:

	2018	2017
Expense (benefit) at Federal statutory rate – 21%/34%	$(249,690)	$(504,560)
State tax effects, net of Federal taxes	—	(2,535)
Nondeductible expenses	517	1,898
Deferred tax asset valuation allowance	249,173	505,197
Income tax expense	$—	$—

The cumulative tax effect at the expected rate of 21% and 34%, respectively, of significant items comprising our net deferred tax amount is as follows as of December 31, 2018 and 2017:

	2018	2017
Net operating loss carry-forward	$816,075	$4,448,400
Valuation allowance	(816,075)	(4,448,400)
Net deferred tax asset	$—	$—

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

At December 31, 2018, the Company had available net operating loss carry-forwards of approximately $18,460,000 available to offset future taxable income for federal income tax purposes that have a range of expiration dates beginning in the year of 2021 and extending through the year of 2038. The federal carryforwards resulted from losses generated in 1996 through 2002, 2005, 2006, 2008, 2009, 2010, and 2012 through 2018. Utilization of future net operating losses may be limited due to certain structural ownership changes which have occurred over the last several years related to the Company’s equity and convertible note payable financing transactions under Section 382 of the Internal Revenue Code.

The Company adopted the provisions of ASC 740 as of January 1, 2007 and has analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. Federal and Florida as our “major” tax jurisdictions.

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

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

At December 31, 2018 and 2017, the Company’s stockholders’ equity transactions consisted of the following:

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Price per share	Consideration	Footnotes
Common Stock Issuances
For Cash Investment
Year ended December 31, 2018	Restricted Common Stock	Private Purchasers	5,000,000	$0.010	$50,000	1

For Independent Contractor Services
Year ended December 31, 2018	Restricted Common Stock	Independent Consultant	94,394	Varied (2)	$750	2

For Conversion of Trade Payable
Year ended December 31, 2018	Restricted Common Stock	Independent Consultant	2,900,000	$0.010	$29,000	3

For Conversion of Promissory Note
Year ended December 31, 2018	Restricted Common Stock	Convertible Note Holder	6,000,000	$0.010	$60,000	4

For Membership Interests in Private Entity Acquired
Year ended December 31, 2018	Restricted Common Stock	ACS Members	175,000,000	$0.002	$350,000	5

We relied in each case for these unregistered sales on the private offering exemption of Section 4(a)(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or acquirers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the acquirers relative to their accreditation and/or sophistication (or from offeree or acquirer representatives, as applicable), (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the acquirers.

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

(3) This subscription by an individual investor was part of a private offering of securities. The purchase price was $0.01 per share, which represented a total value of $29,000, and all of which was paid for in exchange for the amounts owed to the individual investor by the Company for business development services previously performed for the benefit of the Company.

(4) This subscription by a holder of a convertible promissory note (also an independent contractor and shareholder) with a face value of $137,500 exercised the right to convert $60,000 of the note into six million shares (6,000,000) of common stock at the conversion rate of $0.01 per share per the terms of the note.

(5) These subscriptions, by former membership interest holders of Advanced Cement Sciences LLC, were part of a private offering of securities. The value of the consideration referenced in this column is based strictly on the quoted market trading price of the Company common shares as of the close of business on the date of issuance ($0.002) and does not reflect any discount based on either the relative illiquidity of such shares and/or their status as restricted securities, which factors could combine for other purposes to result in a valuation discount that is substantial and a per share value which is correspondingly lower.

Date Securities Issued	Securities Title	Issued To	Number of Securities Issued	Price per share	Consideration	Footnotes
Common Stock Issuances
For Cash Investment
Year ended December 31, 2017	Restricted Common Stock	Private Purchasers	34,550,000	$0.010	$345,500	1

For Conversion of Trade Payable
Year ended December 31, 2017	Restricted Common Stock	Private Investor	600,000	$0.010	$6,000	2

For Independent Contractor Services
Year ended December 31, 2017	Restricted Common Stock	Independent Consultant	1,264,400	Varied (3)	$24,024	3

We relied in each case for these unregistered sales on the private offering exemption of Section 4(a)(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or acquirers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the acquirers relative to their accreditation and/or sophistication (or from offeree or acquirer representatives, as applicable), (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the acquirers.

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

COMMON STOCK WARRANTS

The Company did not issue warrants for the years ended December 31, 2018 and 2017 and no warrants were exercised. As of December 31, 2018, there were no warrants outstanding.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the amount of potential liability the Company is likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect the Company’s financial condition.

In July, 2014, the Company entered into an employment agreement with the Company’s president and chief executive officer. The agreement provides for a base annual salary of $162,500, a term of three (3) years, and contains a provision for an incentive-based cash bonus equal to one and one half percent (1.5%) of free cash flow (as calculated pursuant to a stated formula) up to a maximum of $500,000 for any single fiscal year. As of December 31, 2018, and 2017 no amounts for bonuses had been earned or accrued under this provision. In addition to the bonus provision and the annual base salary, the employment agreement provides for payment of previously accrued base salary in the amount of $126,303 and vested deferred vacation compensation in the amount of $12,500 as of December 31, 2018 and are included in accrued payroll. The agreement further provides for severance compensation equal to the then base salary until the expiration of the term of the agreement. There is no severance compensation in the event of voluntary termination or termination for cause. In May 2017, the Company’s board of director’s, including the compensation committee thereof, reviewed the employment agreement for Mr. Malone and extended the term thereof, otherwise due to expire on July 23, 2017, through July 23, 2020.

In March 2015, the Company entered into an employment agreement with our now former vice president of research and development. Among other terms and provisions, the employment agreement provided specific executive-level responsibilities for a term of 3 years, unless otherwise extended or terminated by either party, either for cause, without cause, due to disability or death, or voluntarily. During the term of the employment agreement, and in addition to certain benefits, expense coverage and severance compensation, our former vice president of research and development was entitled to a base annual salary of not less than $120,000, as well as a royalty of 5% of the gross revenue, net of returns, for all revenues generated by products relying on the intellectual property assigned to the Company. For the year ended December 31, 2018 and 2017, the Company has made payments to a company owned by our former Vice President of Research and Development under these arrangements. As of December 31, 2018, the Company has accrued approximately $2,955 in accrued royalties under this agreement as well as $23,750 for previously accrued base salary. In January 2018, our now former vice president of research and development resigned. See Notes 7 and 10.

The Company occupies an office building for its corporate headquarters located in Lake Park, Florida. In January 2015, the Company renewed a lease agreement with a shareholder for this 8,560 square foot facility under a five year lease agreement ending December 31, 2019 with an option to renew for one successive term of five years at the then current occupancy rates. The monthly rent, including sales and use taxes, is $7,429. In accordance with the terms of the leasehold agreement, the Company is responsible for all utilities, repairs and maintenance.

Total rent expense for the years ended December 31, 2018 and 2017 for this facility, before adjustments of reclassified facilities cost for research and development, totaled $86,554 and $86,554, respectively.

At December 31, 2018, the future minimum rental payments required under this arrangement totals approximately $89,148 for 2019.

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

As of December 31, 2018, one of the Company’s directors held five, separate convertible notes issued by the Company. These convertible notes reflect a portion of the aggregate amount that such outside director is owed by the Company for a combination of (i) certain vendor payments made by him on the Company’s behalf, (ii) cash previously advanced to the Company for working capital, and (iii) director’s fees earned through June 30, 2017. One of these notes, in the face amount of $60,000, was issued to a company controlled by the director, is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. Another of these notes, issued to the director personally, is in the face amount of $30,000, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. The third of these notes, also issued to the director personally, is in the face amount of $55,500, is due on demand, together with accrued interest at 4.5% and is convertible at $0.007 per share of common stock. The fourth note, issued in the name of the director’s son, is in the face amount of $20,000, is due on demand, together with accrued interest at 4.5% and is convertible at $0.005 per share of common stock. The fifth note, issued to the director personally, is in the face amount of $28,500, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock. See Note 7.

As of December 31, 2018, the Company’s general counsel held three notes and one short-term note issued by the Company. One such note reflected an amount due for legal services provided for the year ended December 31, 2014 in the amount of $150,000. This note is payable by the Company on demand, together with accrued interest at 4.5% APR, and was convertible for the year ended December 31, 2017; however, such conversion rights were relinquished during the year ended December 31, 2018. Another of these notes reflected an amount due for legal services provided for the year ended December 31, 2015 in the amount of $120,000. This note is similarly payable on demand, together with accrued interest at 4.5% APR, and was convertible for the year ended December 31, 2017; however, such conversion rights were relinquished during the year ended December 31, 2018. A third note is in the amount of $10,000, reflects funds advanced to the Company for working capital, is due on demand, together with accrued interest at 12% APR, and was convertible for the year ended December 31, 2017; however, such conversion rights were relinquished during the year ended December 31, 2018. The final note of $7,000 reflects funds advanced to the Company for working capital on the basis of a 15-day repayment obligation, which, as of the date of this annual report on Form 10-K, remains unsatisfied and outstanding. In addition, a short-term loan in the amount of $15,752, reflects funds advanced to Advanced Cement Sciences LLC for working capital. No terms were set for this short-term loan, which as of the date of this annual report on Form 10-K, remains outstanding and is included in accounts payable on the Consolidated Balance Sheets. Finally, on December 24, 2018, and in connection with the Company’s acquisition of Advanced Cement Sciences LLC, the Company’s general counsel agreed to relinquish the previous respective rights of conversion on the three notes mentioned above. See Note 7.

As of December 31, 2018, the Company had issued a total of seven (7) convertible notes to a certain related party investor and significant shareholder. The first such note is in the amount of $100,000, is due on November 13, 2018, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The second such note is also in the amount of $100,000, is due on March 18, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The third such note is in the amount of $50,000, is due on May 12, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The fourth such note is in the amount of $200,000, is due on June 7, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The fifth such note is in the amount of $300,000, is due on July 28, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The sixth such note is in the amount of $50,000, is due on demand, together with interest at 10% APR, and is convertible at $0.01 per share of common stock. And the seventh such note is in the amount of $50,000, is due on June 15, 2018, together with interest at 10% APR, and is convertible at $0.01 per share of common stock. See Note 7.

As of December 31, 2018, one of the Company’s directors held two convertible notes issued by the Company. The first note, issued to the director personally for director’s fees earned through September 15, 2016, is in the face amount of $20,500, due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.007 per share of common stock. The second note, issued to the director for director’s fees earned through June 30, 2017, is in the face amount of $9,500, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock.

The Company accrued payroll earned, by related parties, during the years ended December 31, 2018 and 2017, respectively, in the total amount of $182,396 and $74,021 for the Company’s president and chief executive officer and controller.

As of December 31, 2018, the Company’s president and chief executive officer held two notes issued by the Company. The first note represents previously accrued base salary earned through September 15, 2016 in the amount of $349,329, is due on demand, together with accrued interest at 4.5%, and was convertible for the year ended December 31, 2017; however, such conversion rights were relinquished during the year ended December 31, 2018. The second note represents previously accrued base salary earned through June 30, 2017 in the amount of $87,532, is due on demand, together with accrued interest at 4.5% APR, and was convertible for the year ended December 31, 2017; however, such conversion rights were relinquished during the year ended December 31, 2018. On December 24, 2018, and in connection with the Company’s acquisition of Advanced Cement Sciences LLC, the Company’s president and chief executive officer agreed to relinquish the previous respective rights of conversion on these two notes. See Note 7.

As of December 31, 2018, the Company’s controller held two notes issued by the Company. The first note represents previously accrued base salary earned through September 15, 2016 in the amount of $134,604, is due on demand, together with accrued interest at 4.5%, and was convertible for the year ended December 31, 2017; however, such conversion rights were relinquished during the year ended December 31, 2018. The second note represents previously accrued base salary earned through June 30, 2017 in the amount of $28,010, is due on demand, together with accrued interest at 4.5% APR, and was convertible for the year ended December 31, 2017; however, such conversion rights were relinquished during the year ended December 31, 2018. On December 24, 2018, and in connection with the Company’s acquisition of Advanced Cement Sciences LLC, the Company’s controller agreed to relinquish the previous respective rights of conversion on these two notes. See Note 7.

As of December 31, 2018, the Company’s former vice president of research and development held one convertible note representing previously accrued base salary in the amount of $49,000. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

As of December 31, 2018, an independent contractor who had been the president of one of EcoSmart’s divisions prior to the merger with the Company, who is also shareholder of the Company, held one convertible note representing accrued earnings in the amount of $25,700. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 7.

During the years ended December 31, 2018 and 2017, the Company recorded revenue for sales to shareholders in the amount of $60,212 and $172,168, respectively. For the year ended December 31, 2018, one shareholder accounted for approximately 8% of Company revenue, a second shareholder accounted for approximately 5%, and, as a group, the sales to shareholders accounted for approximately 18% of Company revenues. These revenues are recorded as revenue, related party on the Company’s Consolidated Statements of Operations.

NOTE 13 – CUSTOMER AND VENDOR CONCENTRATIONS

For the years ended December 31, 2018 and 2017, the Company generated a significant portion of its revenues from certain customers as follows:

	% of Total Revenues		Accounts Receivable as of
	2018	2017	December 31, 2018
Customer A	18.44%	0.45%	$—
Customer B	13.64%	7.50%	$4,680
Customer C	9.03%	3.05%	$—
Customer D (related party)	5.11%	17.30%	$—
Customer E (related party)	2.89%	18.35%	$—
Customer F	0.30%	12.46%	$—

For the years ended December 31, 2018 and 2017, the Company’s significant product and chemical raw material purchases were as follows:

	% to Total Products		Accounts Payable as of
	2018	2017	December 31, 2018
Vendor A	22.36%	—%	$479
Vendor B	16.46%	18.41%	$—
Vendor C	10.45%	7.15%	$46
Vendor D	9.85%	17.33%	$—
Vendor E	4.72%	24.97%	$—

The Company has no long-term written agreements with any of these vendors. The payment terms are generally net 30 days, and the Company is not substantially dependent upon any one or more of them; all are easily replaceable with any locally or nationally available supplier.

NOTE 14 – DISCONTINUED OPERATIONS

As of December 31, 2018 and 2017, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011. See Note 1.

NOTE 15 – SUBSEQUENT EVENTS

On February 3, 2019, the Company entered into an agreement with Ducora, Inc., a Florida corporation engaged in the direct marketing of certain consumer products (“Ducora”), to assign and sell to Ducora a patent owned by the Company, together with certain related and proprietary trade secret information, the subject of which is a process for producing a certain coating product usable on automobiles and motorcycles, among other potential surfaces. In exchange for the conveyance of this intellectual property, which was effective immediately upon execution of the agreement, the Company received a one-time cash payment in the amount of $150,000.

On March 18, 2019, the Company became out of compliance with the contractual payment terms with a convertible note payable in the amount of $100,000 to a related party investor. See Note 7.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T).	Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K December 31, 2018, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).

Our management, under the supervision of our Chief Executive Officer/Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on the assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2017, there were no changes in our internal control over financial reporting, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

There were no reportable events under this Item 9B during the fourth quarter of the fiscal year ended December 31, 2017.

PART III

Item 10.	Directors, Executive Officers and corporate governance.

Our directors and executive officers and their ages as of April 16, 2019 were as follows:

Name	Age	Position
Steven Malone	52	Director, Chairman of the Board, President and Chief Financial Officer
John A. Kuehne, CA	61	Director
Donald Schoenfeld	53	Director

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

Board of Directors Committees

Currently our two standing committees comprised of members of our board of directors are our audit committee and our compensation committee. Since December 2000, our board of directors has maintained an audit committee. As of April 16, 2019, the audit committee consisted of one member, John Kuehne. Since July 2003, we have maintained a compensation committee. We currently have two members, John A. Kuehne and Donald Schoenfeld, serving on our compensation committee.

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

The following table sets forth the compliance reporting under Section 16(a) for the fiscal year ended December 31, 2018.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
Steven Malone	—	—	—
John A. Kuehne	—	—	—
Donald Schoenfeld	—	—	—

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned or paid, for each of the last two fiscal years to our Chief Executive Officer, each of our executive officers and up to two additional individuals earning a total compensation of $100,000 or more during any such fiscal year whom were serving at the end of the last completed fiscal year. Steven Malone has served as our President and Chief Executive Officer since March 2001 and as our Chief Financial Officer since July 2010. No other individuals employed by us earned a total compensation in excess of $100,000 during the fiscal year ended December 31, 2018.

Summary Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Steven Malone,	2018	$163,375	$	---	$	---	$	---	$	---	$	---	$12,500	(a)	$175,875
President, Chief Executive Officer and Chief Financial Officer	2017	$162,500	$	---	$	---	$	---	$	---	$	---	$12,500	(a)	$175,000

(a) This represents earnings accrued at the end of each fiscal year for vacation hours earned that would be required to be paid in connection with any termination, including without limitation through retirement, resignation, severance or constructive termination of any such executive officer's employment.

EQUITY AWARDS

Information Concerning Stock Options

As of the fiscal year ended December 31, 2018, we did not have any outstanding equity awards, specifically unexercised options, stock that has not vested, and equity incentive plan awards, held by the executive officers. Furthermore, we did not grant stock options to our executive officers during the fiscal year ended December 31, 2018, and no executive exercised any stock options during the fiscal year 2018.

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

Director Compensation

As of the date hereof, we have accrued approximately $79,000 in director’s fees for our outside directors for the period of October 1, 2012 through December 31, 2018.

The following table sets forth the compensation of our outside directors for the fiscal year ended December 31, 2018.

Director Compensation
Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)	Total ($)
John Kuehne	$36,000	$	---	$	---	$	---	$	---	$	---	$36,000

Donald Schoenfeld	$12,000	$	---	$	---	$	---	$	---	$	---	$12,000

Mr. Kuehne has served as one of our directors since December 2000. Mr. Kuehne's compensation agreement provides for a monthly fee of $1,000 for committee services and a monthly fee of $2,000 for services as a “financial expert” (as defined in Item 407(d)(5) of Regulation S-K). We have accrued $3,000 a month for Mr. Kuehne’s services for the period of January 1, 2018 through December 31, 2018. Mr. Schoenfeld has served as one of our directors since late July 2014. Mr. Schoenfeld’s compensation agreement provides for a monthly fee of $1,000 for committee services. We have accrued $1,000 a month for Mr. Schoenfeld’s services for the period of January 1, 2018 through December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related stockholder matters.

The tables below set forth information regarding the beneficial ownership of our common stock as of April 16, 2019. The information in these tables provides the ownership information for:

▪	each person known by us to be the beneficial owner of more than 5% of our common stock;
▪	each of our directors and executive officers; and
▪	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 714,945,811 shares of common stock currently outstanding as well as an additional 173,120,917 shares of common stock that could potentially be outstanding through conversion of note payables and outstanding warrants. The address of each person listed is in care of Findex.com, Inc., 1313 South Killian Drive, Lake Park, Florida 33403.

Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Morio Mito (1)	129,365,596	14.57%
Common Stock	Steven Malone (2)	81,399,183	9.17%
Common Stock	John Kuehne (3)	62,946,834	7.09%
Common Stock	Michael Membrado (4)	61,365,833	6.91%
Common Stock	Donald Schoenfeld (5)	5,159,610	0.58%

(1) Consists of 20,000,000 shares of common stock, and notes convertible upon election into up to 109,365,596 additional shares of common stock, in each case owned directly.

(2) Consists of (a) 77,017,396 shares of common stock owned directly, and (b) 4,381,787 shares of common stock owned beneficially through his spouse.

(3) Consists of (a) 36,902,586 shares of common stock, notes convertible upon election into up to 21,625,699 additional shares of common stock, in each case owned directly, and (b) notes convertible upon election into up to 4,418,549 additional shares of common stock, owned beneficially through his child.

(4) Consists of 61,365,833 shares of common stock owned directly.

(5) Consists of 1,238,920 shares of common stock, and notes convertible upon election into up to 3,920,690 additional shares of common stock, in each case owned directly.

Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Steven Malone (1)	81,399,183	9.17%
Common Stock	John Kuehne (2)	62,946,834	7.09%
Common Stock	Donald Schoenfeld (3)	5,159,610	0.58%
Common Stock	All officers and directors as a group of (3 persons)	149,505,627	16.84%

(1) Consists of (a) 77,017,396 shares of common stock owned directly, and (b) 4,381,787 shares of common stock owned beneficially through his spouse.

(2) Consists of (a) 36,902,586 shares of common stock, notes convertible upon election into up to 21,625,699 additional shares of common stock, in each case owned directly, and (b) notes convertible upon election into up to 4,418,549 additional shares of common stock, owned beneficially through his child.

(3) Consists of 1,238,920 shares of common stock, and notes convertible upon election into up to 3,920,690 additional shares of common stock, in each case owned directly.

As of April 16, 2019, we are not aware of any contract or other arrangement, including a pledge of the Company’s securities that could result in a change in the control of the Company.

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

On December 24, 2018, and in a series of separate but related taxable transactions, the Company acquired the 68.95% economic – and 68.42% voting – interests not previously owned by it in ACS, resulting in the Company owning 100% of ACS as of the date hereof (and making it a wholly-owned and consolidated subsidiary). Prior to the consummation of these transactions, effected separately with each of the other four holders of membership interests in ACS, we had owned a 31.05% economic – and 31.58% minority voting – interest in ACS. In exchange for the acquisition by the Company of such combined membership interests, the Company issued to the holders thereof a combined total of 175,000,000 shares of Company common stock, including 57,458,335 shares, indirectly and through beneficial ownership, to our president and chief executive officer, Steven Malone, 57,458,333, also indirectly and through beneficial ownership, to our corporate and securities legal counsel, Michael Membrado. The agreements pursuant to which this series of transactions were consummated are included as Exhibits 10.50 – 10.53 to our Current Report on Form 8-K filed December 31, 2018.

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

The following table sets forth the aggregate amount of various professional fees billed by our principal independent accountants for our last two fiscal years. On January 4, 2018, the Company’s Board of Directors received notice from the Company that its then current principal independent registered public accounting firm, D. Brooks and Associates CPA’s, P.A. (“Brooks”) intended to resign as the Company’s principal independent accountant after the completion of the Company’s audit for the year ended December 31, 2017. On May 3, 2018, the Company received formal notice of Brooks’ resignation. On April 30, 2018, the Company’s Board of Directors appointed Soles, Heyn & Company (“Soles”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2018. The fees shown in the table under the 2018 column reflect fess billed to us by Brooks and Soles while the 2017 column reflect fees billed only by Brooks.

	2018		2017
Audit Fees (1)		$27,000		$28,950
Audit-Related Fees	$	---	$	---
Tax Fees	$	---	$	---
All Other Fees	$	---	$	---

(1) Consists of fees for professional services rendered in connection with the audits of our financial statements included in our annual reports on Form 10-K for the years-ending 2017 and 2016, and the review of our financial statements included in our quarterly reports on Form 10-Q for the periods ending March 31, 2018 and 2017, June 30, 2018 and 2017, and September 30, 2018 and 2017.

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

(a)(3)	Exhibits:

Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX
No.	Description of Exhibit

2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

3 (i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3 (i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3 (i)(3)	Amendment to Articles of Incorporation of Findex.com, Inc. dated October 14, 2014 incorporated by reference to Exhibit A on Schedule 14C Information filed October 14, 2014.

3 (ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10	Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28	Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2011.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.39	Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

10.40	Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

10.45	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Bo Inge Hakan Gimvang dated March 3, 2015 incorporated by reference to Exhibit 10.45 on Form 10-K filed on April 15, 2015

10.46	Loan Modification Agreement and Promissory Note dated March 2, 2015 incorporated by reference to Exhibit 10.46 on Form 10-K filed on April 15, 2015.

10.47	Business development consulting agreement by and among Findex.com, Inc. and J.N.B., LLC. dated November 10, 2015, incorporated by reference to Exhibit 10.47 on Form 10-Q filed on November 16, 2015.

10.48	Manufacturing and distribution joint venture agreement by and among Findex.com, Inc. and Nanotech Materials LLC dated August 17, 2016.

10.49	Operating agreement by and among Findex.com, Inc. and Advanced Nanofibers LLC dated September 14, 2016, incorporated by reference to Exhibit 10.49 on Form 8-K filed on September 20, 2016.

10.50	Securities Exchange Agreement, dated December 24, 2018 by and between the Company and Nanotech Fibers LLC, incorporated by reference to Exhibit 10.50 on Form 8-K filed on December 31, 2018.

10.51	Securities Exchange Agreement, dated December 24, 2018 by and between the Company and Sweet Swing Holdings, LLC, incorporated by reference to Exhibit 10.51 on Form 8-K filed on December 31, 2018.

10.52	Securities Exchange Agreement, dated December 24, 2018 by and between the Company and Octiller International, LLC, incorporated by reference to Exhibit 10.52 on Form 8-K filed on December 31, 2018.

10.53	Securities Exchange Agreement, dated December 24, 2018 by and between the Company and John Wachtel, incorporated by reference to Exhibit 10.53 on Form 8-K filed on December 31, 2018.

10.54	Relinquishment of Debt Conversion Rights, dated December 24, 2018 by and between the Company and Steven Malone, incorporated by reference to Exhibit 10.54 on Form 8-K filed on December 31, 2018.

10.55	Relinquishment of Debt Conversion Rights, dated December 24, 2018 by and between the Company and Michael Membrado, incorporated by reference to Exhibit 10.55 on Form 8-K filed on December 31, 2018.

10.56	Relinquishment of Debt Conversion Rights, dated December 24, 2018 by and between the Company and Micki Malone, incorporated by reference to Exhibit 10.56 on Form 8-K filed on December 31, 2018.

10.57	Technology Contribution & Assignment Agreement, dated February 6, 2018 by and between Advanced Cement Sciences, LLC (formerly Advanced Nanofibers LLC) and Matthew R. Piazza, incorporated by reference to Exhibit 10.57 on Form 8-K filed on December 31, 2018.

10.58	Patent & Trade Secret Assignment Agreement, dated February 3, 2019 by and between the Company and Ducora, Inc., incorporated by reference to Exhibit 10.58 on Form 8-K filed on February 7, 2019.

14.1	Code of Ethics, adopted by Board of Directors April 16, 2019. FILED HEREWITH.

21.1	Subsidiaries of Findex.com, Inc. as of December 31, 2018. FILED HEREWITH.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated April 16, 2019. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated April 16, 2019. FILED HEREWITH.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDEX.COM, INC.

By: /s/ Steven Malone
Steven Malone
President, Chief Executive Officer and Chief Financial Officer

Date: April 16, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Malone	Chairman of the Board, President, Chief	April 16, 2019
Steven Malone	Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting Officer)

/s/ John A. Kuehne	Director	April 16, 2019
John A. Kuehne