Form 10-Q
period 2019-03-31
FINDEX COM INC
filed 2019-05-20
CIK 1089061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At May 20, 2019 the registrant had outstanding 714,945,811 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$3,733	$1,821
Accounts receivable, net	25,446	9,371
Inventories, net	35,993	23,048
Other current assets	6,689	9,258
Total current assets	71,861	43,498
Property and Equipment, net	6,816	7,443
Intangible Assets, net	181,793	193,913
Total assets	$260,470	$244,854

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$563,202	$568,642
Accounts payable, related parties	56,686	65,150
Accrued royalties	72,752	71,947
Accrued payroll	198,144	198,144
Notes payable	328,783	328,783
Notes payable, convertible	25,000	25,000
Notes payable, related parties	926,475	926,475
Notes payable, related parties, convertible	1,327,450	1,327,450
Contract liability	199,884	191,569
Other current liabilities	744,645	702,295
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	4,557,389	4,519,823
Commitments and Contingencies (Note 9)
Stockholders’ Deficit:
Preferred stock, $.001 par value
5,000,000 shares authorized
-0- shares issued and outstanding	—	—
Common stock, $.001 par value
900,000,000 shares authorized,
714,945,811 and 714,945,811 shares issued and outstanding, respectively	714,946	714,946
Additional paid-in capital	3,976,775	3,976,775
Accumulated deficit	(8,988,640)	(8,966,690)
Total Findex.com, Inc. stockholders’ deficit	(4,296,919)	(4,274,969)
Consolidated investee, non-controlling interest	—	—
Total stockholders’ deficit	(4,296,919)	(4,274,969)
Total liabilities and stockholders’ deficit	$260,470	$244,854

See accompanying notes to condensed consolidated financial statements.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2019		For the Three Months Ended March 31, 2018

Revenues, net		$66,085		$61,045
Revenues related parties, net		15,652		25,128
Total revenues		81,737		86,173
Cost of sales		25,946		22,888
Gross profit		55,791		63,285
Other operating expenses:
Sales and marketing expenses		9,489		2,887
Professional fees		12,530		37,384
Personnel costs (net of research and development direct labor costs)		78,331		164,795
Research and development		9,286		64,561
Rent		18,825		10,427
Other general and administrative expenses		36,742		33,132
Total operating expenses		165,203		313,186
Loss from operations		(109,412)		(249,901)
Interest expense		(62,538)		(60,773)
Gain on sale of intangible asset		150,000		—
Net loss before income taxes		(21,950)		(310,674)
Income tax provision		—		—
Net loss		(21,950)		(310,674)
Net loss attributable to non-controlling interest		—		40,609
Net loss attributable to Findex.com, Inc.		$(21,950)		$(270,065)
Basic & diluted net loss per share	$	---	$	---

Basic & diluted weighted average common shares outstanding		714,945,811		531,188,083

See accompanying notes to condensed consolidated financial statements.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2019		For the Three Months Ended March 31, 2018

Cash flows from operating activities:
Net Loss		$(21,950)		$(310,674)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation		627		1,797
Amortization		12,120		11,879
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable		(16,075)		5,468
Increase in inventory		(12,945)		(4,832)
Decrease in other current assets		2,569		875
(Decrease) increase in accounts payable		(5,440)		101,272
Decrease in accounts payable, related parties		(8,464)		(5,084)
Increase in accrued royalties		805		540
Increase in accrued payroll		—		25,655
Increase in notes payable, related parties		—		10,000
Increase in notes payable, related parties, convertible		—		20,000
Increase in contract liability		8,315		—
Increase in other current liabilities		42,350		59,925
Net cash provided (used) in operating activities		1,912		(83,179)

Net cash used in investing activities		—		—

Cash flows from financing activities:
Proceeds from sale of common stock		—		50,000
Proceeds from issuance of notes payable, related parties		—		10,000
Proceeds from issuance of notes payable, related parties, convertible		—		20,000
Net cash provided by financing activities		—		80,000
Net decrease in cash and cash equivalents		1,912		(3,179)
Cash and cash equivalents, beginning of period		1,821		3,179
Cash and cash equivalents, end of period		$3,733	$	---

Supplemental cash flow information:
Interest paid	$	---	$	---
Cash paid for income taxes	$	---	$	---

Schedule of Non-Cash Investing and Financing Activities:
Issuance of common stock as consideration for accounts payable	$	---		$29,000

See accompanying notes to condensed consolidated financial statements.

Findex.com, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Findex.com, Inc. (“Findex”) was incorporated under the laws of the State of Nevada on November 7, 1997, and is headquartered in Lake Park, Florida with its base of business operations co-located in the same facility. The Company is currently comprised of two operating companies, RexPro Sealers and Coatings (“RexPro”), a Florida corporation (formerly EcoSmart Surface & Coating Technologies, Inc.), and Advanced Cement Sciences, LLC, a Florida limited liability company (“ACS”). RexPro has historically been the driver of both operating overhead and revenue. RexPro was acquired by the Company in a merger in 2014 and centers around a proprietary line of specialty surface coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. ACS is a Florida-based, engineered cement technology and products firm founded in mid-2016 and currently focused on developing and commercializing a line of proprietary admixtures to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal and reoccurring adjustments, that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The December 31, 2018 condensed consolidated balance sheet data was derived from audited financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Findex.com, Inc. included in the Company’s Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on April 16, 2019.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries (Reagan Holdings, Inc., Findex.com, Inc. Delaware, ESCT Acquisition Corp. and ACS). All inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain accounts in the Company’s 2018 financial statements have been reclassified for comparative purposes to conform with the presentation in 2019 financial statements.

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

SEGMENT INFORMATION

The Company reports segment information that is consistent with the management and measurement system utilized within the Company. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable operating segments. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker (the chief executive officer) in determining how to allocate resources and evaluate performance. The accounting policies of the segments are the same as those described in Note 1, “Organization and Summary of Significant Accounting Policies”. The Company’s reportable operating segment consists of ACS. For the three months ended March 31, 2019 and 2018, ACS had $0 and $1,650, respectively, in revenue, an operating loss of $0 and $58,905, respectively, assets in the form of cash, accounts receivable and inventory totaling $4,842 and $3,933, respectively, and liabilities in the form of accounts payable totaling $264,297 and $158,589, respectively. See Note 3.

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

INTANGIBLE ASSETS OTHER THAN GOODWILL

The Company’s intangible assets consist of patents and patents pending acquired from third parties, and are recorded at cost. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350-30, General Intangibles Other Than Goodwill, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives, generally three to ten years. All intangible assets are tested for impairment annually during the fourth quarter. For the three months ended March 31, 2019 and 2018, the Company did not recognize any impairment expense related to intangible assets. See Note 5.

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

Distribution Rights

The Company at times may derive part of its revenue from the sale of distribution rights within a designated territory for a period of time. Licenses for an exclusive territory provides a single distributor with the right to use and sell the distribution rights within the specified designated territory for a specified period. The determination of when the Company recognizes revenue is based on whether the distribution rights transfers to the distributor at (i) a point in time or (ii) over time. Furthermore, the Company needs to determine in accordance with ASC 606 if the distribution rights is (i) functional intellectual property that has significant standalone functionality or is (ii) symbolic intellectual property that requires ongoing activities from the Company. In June 2018, the Company received payment in the amount of $100,000 from the sale of distribution rights within a designated territory for a period of time of thirty years to a distributor. In August 2018, the Company received an additional payment in the amount of $90,000 for the sale of distribution rights within a separate designated territory for a period of thirty years to a distributor. The Company determined that the associated revenue would be recognized over the period of thirty years as the agreements for the sale of the distribution rights also called for the Company to continue to produce the product for the distributor over the term of the agreements. Therefore, the distribution rights were deemed to be symbolic intellectual property in accordance with ASC 606 as it requires ongoing activities from the Company. For the three months ended March 31, 2019, the Company recognized contract liability in the amount of $185,472 and revenue in the amount of $1,583 from such sale of distribution rights.

RESEARCH AND DEVELOPMENT

The Company’s research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, the Company records the research and development costs as a reduction against either personnel costs or professional fees. For facilities leasing related expenses, the Company records the research and development costs as a reduction against rent. For the three months ended March 31, 2019 and 2018, the Company recognized $9,286 and $64,561, respectively, in research and development costs.

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

The calculations of net loss per share for the three months ended March 31, 2019 and 2018 excluded the impact of the following potential common shares as their inclusion would be anti-dilutive.

For the Three Months Ended March 31,	2019	2018
Shares Issuable Upon Conversion of Outstanding Convertible Note Payables	176,676,060	270,401,144
Total weighted average anti-dilutive potential common shares	176,676,060	270,401,144

DISCONTINUED OPERATIONS

As of March 31, 2019 and 2018, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011. See Note 11.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. However, as of March 31, 2019, the Company had negative working capital of $4,485,528 and had an accumulated deficit of $8,988,640. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken several actions in an attempt to mitigate this risk. These actions include capital raising initiatives involving the issuance of equity and/or notes payable to investors, as well as cash conservation initiatives involving the issuance of equity and/or notes payable to employees and related parties. The accompanying condensed consolidated financial statements do not include any adjustments related to these uncertainties.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$31,022	$23,050
Finished goods	6,471	1,498
Reserve for obsolete inventory	(1,500)	(1,500)
Inventories	$35,993	$23,048

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Office equipment	$3,466	$3,466
Warehouse equipment	76,339	76,339
Computer equipment	8,708	8,708
Research lab	10,334	10,334
Office fixtures	3,750	3,750
Less: accumulated depreciation	(95,781)	(95,154)
Property and equipment	$6,816	$7,443

For the three months ended March 31, 2019 and 2018, the Company recorded depreciation expense of $627 and $1,797 respectively.

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

The Company’s intangible assets, net of accumulated amortization consisted of the following:

Patents and/or software licenses, net	March 31, 2019	December 31, 2018
Cost	$697,955	$697,955
Accumulated Amortization	(516,162)	(504,042)
Net intangible assets	$181,793	$193,913

	March 31, 2019	December 31, 2018
Beginning balance for total intangible assets, net	$193,913	$261,849
Amortization expense	(12,120)	(67,936)
Intangible assets, net	$181,793	$193,913

The Surface Modification Technologies assets include a patent, trade secret technology, instructions, manuals and materials on certain manufacturing processes and know-how. For the three months ended March 31, 2019 and 2018, the Company recorded amortization expense of $12,120 and $11,879, respectively. See Note 1.

As of March 31, 2019, future amortization for the next four years for the Company’s intangible assets consist of the following:

Year	Anticipated Amortization
2019	35,393
2020	47,513
2021	47,513
2022	47,513
Thereafter	3,861
Total anticipated amortization of intangible assets	$181,793

NOTE 6 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTIES

At March 31, 2019 and December 31, 2018, notes payable consisted of the following categories:

	March 31, 2019	December 31, 2018
Notes payable	$328,783	$328,783
Notes payable, convertible	25,000	25,000
Notes payable, related parties	926,475	926,475
Notes payable, related parties, convertible	1,327,450	1,327,450
Total	$2,607,708	$2,607,708

Notes Payable

Notes payable consisted of two unsecured notes. The first note payable in the amount of $28,783 as of March 31, 2019 and December 31, 2018, respectively, is to a former shareholder with a due date of January 2012, together with accrued interest at 5% APR and interest on overdue principal accruing at 10% APR. The second note payable in the amount of $300,000 as of March 31, 2019 and December 31, 2018, respectively, is to a shareholder with a due date of August 1, 2015, together with accrued interest at 10% APR.

At March 31, 2019, the Company was in default for both unsecured notes payable and all related accrued interest.

Notes Payable, Convertible

Notes payable, convertible consisted of one note payable in the amount of $25,000 as of March 31, 2019 and December 31, 2018, respectively, to an investor with a due date of January 20, 2018, together with accrued interest at 10% APR and is convertible at $0.01 per share of common stock.

At March 31, 2019, the Company was in default for this secured note payable and all related accrued interest.

Notes Payable, Related Parties

Notes payable, related parties consisted of the following:

		March 31, 2019	December 31, 2018
Note payable to the Company’s general counsel (also a shareholder), due November 10, 2017.	(a)	$7,000	$7,000

Note payable to an independent contractor (also a shareholder), which note payable was due December 3, 2017.	(b)	10,000	10,000

Note payable to an independent contractor (also a shareholder), which note payable was due December 20, 2017.	(c)	10,000	10,000

Note payable to an independent contractor (also a shareholder), which note payable was due March 16, 2018.	(d)	10,000	10,000

Note payable to an independent contractor (also a shareholder), which note payable was due June 22, 2018.	(e)	10,000	10,000

Two notes payable ($150,000 and $120,000) each to the Company’s general counsel (also a shareholder), due on demand together with accrued interest at 4.5% APR.	(f)	270,000	270,000

Note payable to the Company’s general counsel (also a shareholder), due on demand together with accrued interest at 12% APR.	(g)	10,000	10,000

Two notes payable ($349,329 and $87,532) each to the Company’s president and chief executive officer (also a shareholder), due on demand together with accrued interest at 4.5% APR.	(h)	436,861	436,861

Two notes payable ($134,604 and $28,010) each to the Company’s controller (also a shareholder), due on demand together with accrued interest at 4.5% APR.	(i)	162,614	162,614

Total		$926,475	$926,475

At March 31, 2019, the Company was in default with the contractual payment terms with the unsecured term note payable (a) to the Company’s general counsel, also a shareholder, and on the unsecured term note payables (b), (c), (d) and (e) to an independent contractor, also a shareholder.

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

Notes Payable, Related Parties, Convertible

Notes payable, related parties, convertible consisted of the following:

		March 31, 2019	December 31, 2018
Note payable to a company controlled by an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(a)	$60,000	$60,000

Three notes payable ($30,000, $55,500 and $28,500) each to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01, $0.007 and $0.015, respectively, per share of common stock.	(b)	114,000	114,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due November 13, 2018 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(c)	100,000	100,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 4, 2017 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(d)	50,000	50,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 18, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(e)	100,000	100,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due May 12, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(f)	50,000	50,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due June 7, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(g)	200,000	200,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due July 28, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(h)	300,000	300,000

Two notes payable ($20,500 and $9,500) each to an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 and $0.015, respectively, per share of common stock.	(i)	30,000	30,000

Note payable to the Company’s former vice president of research and development (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(j)	49,000	49,000

Note payable to an independent contractor (also a shareholder), due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(k)	25,700	25,700

Note payable in the name of a son of an outside director (also a shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.05 per share of common stock.	(l)	20,000	20,000

Two notes payable ($81,250 and $77,500) each to an independent contractor (also a shareholder), due on demand together with interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(m)	158,750	158,750

Note payable to an investor (also a shareholder), due on demand together with interest at 10% APR, and convertible at $0.01 per share of common stock.	(n)	20,000	20,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due June 15, 2018 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(o)	50,000	50,000

Total		$1,327,450	$1,327,450

Notes (a), (b) and (l) reflect amounts due to a single outside director of the Company, who also is a shareholder, based on such director having (i) made certain vendor obligation payments directly on behalf of and for the benefit of the Company, (ii) having advanced certain funds to the Company at various dates for general working capital purposes, and (iii) having accrued director’s fees earned through June 30, 2017. In addition, the Company has recorded accounts payable, related parties, in the amount of $18,426 to the holder of notes (a), (b), and (l).

Notes (c) through (h) and (o) reflect amounts due to a certain related party investor and significant shareholder for convertible debt investments made from time to time as indicated.

Notes (i) reflects two notes payable for amounts due to an outside director, who is also a shareholder, for accrued director’s fees earned through June 30, 2017.

Note (j) reflects amounts due to the Company’s former vice president of research and development, who is also a shareholder, for previously accrued wages.

Note (k) reflects amounts due to an independent contractor who was President of one of EcoSmart’s divisions prior to the merger with EcoSmart and a current shareholder of the Company, for past earnings. See Note 10.

Note (m) reflects two notes payable for amounts due to an independent contractor, who is also shareholder, for previously accrued business development services. On October 31, 2018, the holder of one note with an original face value of $137,500 exercised the right to convert $60,000 of the note into six million shares (6,000,000) of common stock at the conversion rate of $0.01 per share per the terms of the note.

For the year three months ended March 31, 2019, the Company did not receive any proceeds from the issuance of notes payable. For the year ended December 31, 2018, the Company received proceeds from the issuance of notes payable to related parties in the amount of $20,000 and convertible notes payable to related parties in the amount of $70,000 (total $90,000).

At December 31, 2018, the Company was in default with the contractual payment terms with the convertible note payable (c), (d), (e) and (o) to a related party investor.

NOTE 7 – GAIN ON INTANGIBLE ASSET

In February 2019, the Company entered into an agreement with Ducora, Inc., a Florida corporation engaged in the direct marketing of certain consumer products (“Ducora”), to assign and sell to Ducora a patent owned by the Company, together with certain related and proprietary trade secret information, the subject of which is a process for producing a certain coating product usable on automobiles and motorcycles, among other potential surfaces. At December 31, 2018, the Company did not have a value assigned to the intangible assets consisting of the patent and proprietary trade secret information. In exchange for the conveyance of this intellectual property, which was effective immediately upon execution of the agreement, the Company received a one-time cash payment in the amount of $150,000. As a result, the Company recognized a gain on intangible asset of $150,000 on our Condensed Consolidated Statement of Operations for the three months ended March 31, 2019.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

During the three months ended March 31, 2019, the Company did not receive any proceeds from the issuance of shares of common stock.

COMMON STOCK WARRANTS

The Company did not issue warrants for the three months ended March 31, 2019 and 2018 and no warrants were exercised. As of March 31, 2019, there were no warrants outstanding.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the amount of potential liability the Company is likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect the Company’s financial condition.

In July, 2014, the Company entered into an employment agreement with the Company’s president and chief executive officer. The agreement provides for a base annual salary of $162,500, a term of three (3) years, and contains a provision for an incentive-based cash bonus equal to one and one half percent (1.5%) of free cash flow (as calculated pursuant to a stated formula) up to a maximum of $500,000 for any single fiscal year. As of March 31, 2019 and December 31, 2018, no amounts for bonuses had been earned or accrued under this provision. In addition to the bonus provision and the annual base salary, the employment agreement provides for payment of previously accrued base salary in the amount of $126,303 and vested deferred vacation compensation in the amount of $12,500 as of March 31, 2019 and are included in accrued payroll. The agreement further provides for severance compensation equal to the then base salary until the expiration of the term of the agreement. There is no severance compensation in the event of voluntary termination or termination for cause. In May 2017, the Company’s board of director’s, including the compensation committee thereof, reviewed the employment agreement for Mr. Malone and extended the term thereof, otherwise due to expire on July 23, 2017, through July 23, 2020.

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

Total rent expense for the years ended March 31, 2019 and 2018 for this facility, before adjustments of reclassified facilities cost for research and development, totaled $22,287 and $21,638, respectively.

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

As of March 31, 2019, one of the Company’s directors held five, separate convertible notes issued by the Company. These convertible notes reflect a portion of the aggregate amount that such outside director is owed by the Company for a combination of (i) certain vendor payments made by him on the Company’s behalf, (ii) cash previously advanced to the Company for working capital, and (iii) director’s fees earned through June 30, 2017. One of these notes, in the face amount of $60,000, was issued to a company controlled by the director, is due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. Another of these notes, issued to the director personally, is in the face amount of $30,000, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.01 per share of common stock. The third of these notes, also issued to the director personally, is in the face amount of $55,500, is due on demand, together with accrued interest at 4.5% and is convertible at $0.007 per share of common stock. The fourth note, issued in the name of the director’s son, is in the face amount of $20,000, is due on demand, together with accrued interest at 4.5% and is convertible at $0.005 per share of common stock. The fifth note, issued to the director personally, is in the face amount of $28,500, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock. See Note 6.

As of March 31, 2019, the Company’s general counsel held three notes and one short-term note issued by the Company. One such note reflected an amount due for legal services provided for the year ended December 31, 2014 in the amount of $150,000. This note is payable by the Company on demand, together with accrued interest at 4.5% APR. Another of these notes reflected an amount due for legal services provided for the year ended December 31, 2015 in the amount of $120,000. This note is similarly payable on demand, together with accrued interest at 4.5% APR. A third note is in the amount of $10,000, reflects funds advanced to the Company for working capital, is due on demand, together with accrued interest at 12% APR. The final note of $7,000 reflects funds advanced to the Company for working capital on the basis of a 15-day repayment obligation, which, as of the date of this quarterly report on Form 10-Q, remains unsatisfied and outstanding. In addition, a short-term loan in the amount of $15,752, reflects funds advanced to Advanced Cement Sciences LLC for working capital. No terms were set for this short-term loan, which as of the date of this quarterly report on Form 10-Q, remains outstanding and is included in accounts payable, related parties on the Condensed Consolidated Balance Sheets. Finally, on December 24, 2018, and in connection with the Company’s acquisition of Advanced Cement Sciences LLC, the Company’s general counsel agreed to relinquish the previous respective rights of conversion on the first three notes mentioned above. See Note 6.

As of March 31, 2019, the Company had issued a total of seven (7) convertible notes to a certain related party investor and significant shareholder. The first such note is in the amount of $100,000, is due on November 13, 2018, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The second such note is also in the amount of $100,000, is due on March 18, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The third such note is in the amount of $50,000, is due on May 12, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The fourth such note is in the amount of $200,000, is due on June 7, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The fifth such note is in the amount of $300,000, is due on July 28, 2019, together with accrued interest at 10% APR, and is convertible at $0.01 per share of common stock. The sixth such note is in the amount of $50,000, is due on demand, together with interest at 10% APR, and is convertible at $0.01 per share of common stock. And the seventh such note is in the amount of $50,000, is due on June 15, 2018, together with interest at 10% APR, and is convertible at $0.01 per share of common stock. See Note 6.

As of March 31, 2019, one of the Company’s directors held two convertible notes issued by the Company. The first note, issued to the director personally for director’s fees earned through September 15, 2016, is in the face amount of $20,500, due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.007 per share of common stock. The second note, issued to the director for director’s fees earned through June 30, 2017, is in the face amount of $9,500, is similarly due on demand, together with accrued interest at 4.5% APR, and is convertible at $0.015 per share of common stock.

The Company accrued payroll earned, by related parties, during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively, in the total amount of $182,396 and $182,396 for the Company’s president and chief executive officer and controller.

As of March 31, 2019, the Company’s president and chief executive officer held two notes issued by the Company. The first note represents previously accrued base salary earned through September 15, 2016 in the amount of $349,329, is due on demand, together with accrued interest at 4.5% APR. The second note represents previously accrued base salary earned through June 30, 2017 in the amount of $87,532, is due on demand, together with accrued interest at 4.5% APR. On December 24, 2018, and in connection with the Company’s acquisition of Advanced Cement Sciences LLC, the Company’s president and chief executive officer agreed to relinquish the previous respective rights of conversion on these two notes. See Note 6.

As of March 31, 2019, the Company’s controller held two notes issued by the Company. The first note represents previously accrued base salary earned through September 15, 2016 in the amount of $134,604, is due on demand, together with accrued interest at 4.5% APR. The second note represents previously accrued base salary earned through June 30, 2017 in the amount of $28,010, is due on demand, together with accrued interest at 4.5% APR. On December 24, 2018, and in connection with the Company’s acquisition of Advanced Cement Sciences LLC, the Company’s controller agreed to relinquish the previous respective rights of conversion on these two notes. See Note 6.

As of March 31, 2019, an independent contractor who had been the president of one of EcoSmart’s divisions prior to the merger with the Company, who is also shareholder of the Company, held one convertible note representing accrued earnings in the amount of $25,700. The note payable is due on demand, together with accrued interest at 4.5%, and is convertible at $0.007 per share of common stock. See Note 6.

During the three months ended March 31, 2019 and 2018, the Company recorded revenue for sales to shareholders in the amount of $15,652 and $25,128, respectively. For the three months ended March 31, 2019, one shareholder accounted for approximately 16% of Company revenue, a second shareholder accounted for approximately 3%, and, as a group, the sales to shareholders accounted for approximately 19% of Company revenues. These revenues are recorded as revenue, related party on the Company’s Condensed Consolidated Statements of Operations.

NOTE 11 – DISCONTINUED OPERATIONS

As of March 31, 2019 and December 31, 2018, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011. See Note 1.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent March 31, 2019 through the date the financial statements were issued. There were no subsequent events that need disclosure.

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

This information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this quarterly report, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

Description of Business

Findex.com, Inc. is headquartered in Lake Park, Florida with its base of business operations co-located in the same facility. The Company is currently comprised of two operating companies, RexPro Sealers and Coatings (“RexPro”), a Florida corporation (formerly EcoSmart Surface & Coating Technologies, Inc.), and Advanced Cement Sciences, LLC, a Florida limited liability company (“ACS”). RexPro has historically been the driver of both operating overhead and revenue. It was acquired by us in a merger in 2014 and centers around a proprietary line of specialty surface coatings that have a broad range of value-adding industrial, commercial, residential and consumer applications. A recent material development in the RexPro business plan is an extension, currently underway but only in the earliest of stages, to vertically integrate its interior flooring and exterior hardscape coatings products business with a service business focused on the applications of those products. ACS is a Florida-based, engineered cement technology and products firm founded in mid-2016 and currently focused on developing and commercializing a line of proprietary admixtures to be used in the production of ultra-lightweight, high-strength concrete and high-performance stucco. Despite its lack of material revenue to date, ACS is a venture that our management had been very actively involved in developing since 2016 and into which we have invested significantly, but that, due to a lack of available company financial resources coupled with ACS’s lack of near-term prospects for generating material revenue, has been the subject in recent months of considerably reduced allocations of our available capital and human resources, a trend we expect to continue unless and until our financial condition substantially improves.

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

Management Overview

In addition to planning a major rebranding initiative of our coatings business, which is now underway, a key focus of management during the three months ended March 31, 2019 centered on our continuing pursuit of relationships with potentially key strategic business development partners and potential distributors and/or resellers of our RexPro products. To varying degrees, these relationships were pursued in order to establish, further develop, and/or expand our coatings market share within our most highly targeted verticals, including interior flooring and exterior tile, paver and hardscape products (inclusive of vinyl composition tile flooring [“VCT”]), heavy trucks and construction equipment, boats and other marine vessels, automobiles and motorcycles, and industrial and residential HVAC units. Throughout the first quarter of 2019, management was, as it has continued to be and expects for the foreseeable future to be, committed to securing and solidifying foundational relationships within each of these markets.

During the three months ended March 31, 2019, and, with an interest in raising immediate cash while simultaneously seizing on an opportunity to free up management to focus our scarce financial and human resources on other vertical market opportunities, management continued discussions with a third-party consumer marketing group regarding the possibility of assigning all of our then-existing proprietary (patent) rights to our automobile and motorcycle coatings products, which features restorative properties for the exteriors of these vehicles, as well as a unique ability to preserve and protect those surfaces. In February 2019, and following extensive negotiations, a transaction was consummated with this group in which we received immediate, non-recurring revenue of $150,000. Although there can be no assurance, it is management’s current expectation that the group to which we assigned this formula intends to begin private-labeling the product commencing sometime in mid-2019, and that we will likely benefit thereafter for an indeterminate period from ongoing, fixed-price recurring revenue at what we believe will constitute reasonably acceptable gross profit margin levels based on our continued contract manufacturing of it for them.

For the three months ended March 31, 2019, and after making a variety of strategic determinations during the year ended December 31, 2018, management continued to develop a substantial revision to our going-forward business plan pursuant to which our RexPro interior flooring and exterior tile, paver and hardscape line of coatings products will be the focal point of our resource allocation and operations moving forward. As further detailed in the Business Section of our Annual Report on Form 10-K filed on April 16, 2019, our determination to focus on this line encompasses not only our product manufacturing and distribution operations, but also very pointed initiatives in the direction of building a thriving applications services contracting business to both complement and support our product sales as well as stand alone as a major, independently productive part of our business and organization. This strategic determination to vertically integrate a select aspect of our existing business, and the resultant material change in our going-forward business plan, were arrived at on the basis of extensive observations made, data accumulated, market insights developed, and related conclusions reached, in each case by management over the past several years. Although there can be no assurance, we believe that our recent shift in business direction, when coupled with our very strong, proprietary products, positions us very favorably to realize rapid growth and achievement of internally-established financial objectives, both near-and long-term.

Furthermore, during the three months ended March 31, 2019, management, along with our third-party applicator group and distribution partners per the exclusive distribution agreements entered into during the year ended December 31, 2018, invested considerably in pursuing product development and commercialization initiatives aimed at our industrial and residential HVAC equipment coatings products. Our RexPro HVAC coating serves as a layer of protection from corrosion, including in salt water, acid, alkaline, chemical and similarly harsh environments, and from clogging impairments occasioned by airborne mold, pollen, dust, and soot particulates. Substantial testing in this area by independent groups has been conducted and shown that, over time, a significant correlation can be identified between the natural oxidation and restricted airflow resulting from dirt build-up on the condenser coils of HVAC units, on the one hand, and performance efficiency loss factor on the units, on the other, especially those operating in relatively humid or otherwise harsh climates. In addition to protection from basic operational malfunction, use of our RexPro HVAC coatings enables unit owners to enjoy reduced maintenance requirements as well as increased energy efficiency via a reduction in net kilowatt hours, which translates to a reduction in energy consumption costs of up to 15% over the life of a subject condensing unit. For the three months ended March 31, 2019, we realized an additional $12,000 in revenue from this group for sales of our product that we continue to manufacture for them on a fixed-price, recurring basis with what we deem to be reasonably acceptable gross profit margins, as well as a pre-payment of approximately $7,000 for our HVAC products that will likely be shipped and recognized as revenue during the second quarter of 2019. Although there can be no assurance, we expect for the foreseeable future to continue selling to this group product we manufacture for them at established prices. Through this group, our RexPro HVAC coatings are increasingly being featured on units manufactured by Carrier, Bryant, Daikin, Panasonic, Rheem, Trane, and Ruud, among others, in countries including Mexico, Dominican Republic and the United States including Puerto Rico.

Regarding ACS, a major shift in our plans occurred during the year ended December 31, 2018 and continued for the three months ended March 31, 2019. On December 24, 2018, in large part in order to preserve the opportunity afforded by ACS despite our recent determination to continue to restrict further investment in it for the time being, we acquired from the other holders of equity interests in ACS the 68.95% economic interests not previously owned by us, resulting in our owning 100% of this asset. As has been repeatedly disclosed by us in previous filings, since September of 2016, and until recently, we had been allocating increasing amounts of our financial and human resources to the development of ACS’s business and its line of proprietary admixtures for ultra-lightweight, high strength concrete and high-performance stucco products. Previous resource allocations for ACS centered primarily around technology development and testing, manufacturing, and related systems. While several accomplishments were achieved, due to an increasing unavailability of company financial resources and resultant pressures in meeting obligations, management, forced with difficult decisions regarding alternative options for the allocation of scarce capital, determined to substantially reduce further investment for the foreseeable future in ACS, a trend we expect to continue unless and until our financial condition substantially improves. Although there can be no assurance, and subject to a variety of as yet unresolved issues and challenges, we do continue to believe that the ACS technology and products represent a potentially very promising future business opportunity for us. To date, however, ACS has yet to achieve any meaningful degree of sales traction for any of its product lines and, to date, sales have been very limited and deliberately targeted towards customers that view their use of the product as part of a series of final-stage, semi-pilot projects. Despite meaningful efforts towards enabling ACS’s ability to readily provide evidence of product compliance with existing building codes and related industrial standards within identified markets, moreover, and towards its ability to readily demonstrate product workability and efficacy through showcase projects, positive customer experiences, and industry expert references and endorsements within such markets, many of these and related targeted objectives have yet to have been achieved and much remains to be done in terms of ACS’s product commercialization broadly.

Finally, during the three months ended March 31, 2019, and company-wide, management remained focused on three primary areas identified as keys to our near-term viability, growth and prosperity. One such area was revenue generation, as effected through the formalization of various distribution and licensing relationships that we had been pursuing over time along with new product introductions. A second area was the maximization of cash flow and return on existing assets, as effected through the refinement of internal production operations and throughput efficiencies. A third area was corporate finance, and specifically the raising of capital necessary to bridge shortfalls in available cash, for both operational and capital investment purposes, through to the point, which unfortunately was never reached, at which working capital and cash reserve levels would have been sufficient to be self-sustaining, and which was accomplished during the three months ended March 31, 2019 and the year ended December 31, 2018 almost exclusively through the sales of various assets or exclusive distribution rights involving assets.

Results of Operations for Quarters Ending March 31, 2019 and March 31, 2018

The following table summarizes our results of operations for the three months ended March 31, 2019, as well as for the comparative period ended March 31, 2018.

Statements of Operations for Three Months Ended March 31,	2019	2018	Change
Net revenues	$81,737	$86,173	$(4,436)
Cost of sales	(25,946)	(22,888)	(3,058)
Gross profit	55,791	63,285	(7,494)
Sales, marketing and general and administrative expenses	(155,917)	(248,625)	92,708
Research and development	(9,286)	(64,561)	55,275
Total operating expenses	(165,203)	(313,186)	147,983
Loss from operations	(109,412)	(249,901)	140,489
Other expenses, net	(62,538)	(60,773)	(1,765)
Gain on intangible asset	150,000	—	150,000
Loss before income taxes	(21,950)	(310,674)	288,724
Income tax (provision)	—	—	—
Net loss from operations	$(21,950)	$(310,674)	$288,724
Loss attributable to non-controlling interest	—	40,609	(40,609)
Net loss attributable to Findex.com, Inc.	$(21,950)	$(270,065)	$248,115

Elaborated on to varying degrees below, the differing results of operations year-over-year are primarily attributable to the following for the three months ended March 31, 2019:

▪	a slight decrease in net revenues resulting primarily from our having had a then temporary increase in our HVAC coating products during the three months ended March 31, 2018 due to having sales from our prior distribution partner as well as sales from our now current HVAC distribution partner during the first quarter of 2018; however, offsetting to some degree, we did experience an increase in sales for the three months ended March 31, 2019 within our interior flooring and exterior tile, paver and hardscape line of coating products;
▪	a decrease in gross profit margin attributable to the prepayment of finished goods inventory of our HVAC coatings products by our HVAC third-party applicator group and distribution partners in anticipation of future product sales;
▪	a decrease in our general and administrative costs resulting from a decrease in travel expenditures and total personnel costs following a reduction in staff coupled with our decreased reliance on the use of outside contractors, in each case based on deliberate and necessary cost-saving initiatives for both our RexPro and ACS divisions;
▪	a significant decrease in research and development expense due to:
▪ a strategic determination to reduce our ACS-specific, outside contracting workforce, and
▪ in correlation a reduction of the space utilized for ACS’s research and development operations leading to less rental expense being reclassified as research and development expense;
▪	an increase in interest expense due to an increase in total outstanding indebtedness resulting from our having issued a number of medium-term notes during the prior two years as part of our capital-raising initiatives; and
▪	a gain recognition on intangible assets resulting from the sale of a patent owned by the Company, together with certain related and proprietary trade secret information, the subject of which is a process for producing a certain coating product usable on automobiles and motorcycles, among other potential surfaces.

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

Revenues

The following is certain detail from and built into the revenue related line items of our Condensed Consolidated Statement of Operations for the three months ended March 31, 2019, as well as for the comparative period ended March 31, 2018.

					Change
Revenues from Operations for Three Months Ended March 31,	2019	% to Sales	2018	% to Sales	$	%
Revenues	$66,185	81%	$61,045	71%	$5,140	8%
Revenues related parties	15,652	19%	25,128	29%	(9,476)	38%
Gross Revenues	81,837	100%	86,173	100%	(4,336)	5%
Less estimated sales returns and allowances	(100)	0%	—	0%	(100)	0%
Net revenues	$81,737	100%	$86,173	100%	$(4,436)	5%

The differing results of our net revenues are primarily attributable to the following for the three months ended March 31, 2019:

▪	a decrease in net revenues for the three months ended March 31, 2019 resulting primarily from a decrease in our industrial and residential HVAC and heavy equipment coating product sales as comparatively during the three months ended March 31, 2018 we had a temporary spike in sales in both vertical markets (i) due to having two primary HVAC customers, our former distributor as well as our now current distributor partner, both whom placed orders during the first quarter of 2018, and (ii) due to having larger than normal orders for our heavy equipment coatings product;
▪	a lack of overall revenue as our available capital and human resources were, and continue to be, extremely limited resulting in an absence of any consistently dedicated sales efforts; and
▪	a decrease in net revenues to related parties within our industrial and residential HVAC coating products based on the combination during 2018 of our having disassociated from one distributor during the early part of the second quarter of 2018, which had been a related party, on the one hand, and the upsurge in sales in this vertical through a separate, then developing distribution relationship with our now third-party applicator group and distribution partner, on the other.

By vertical market, our revenues during the three months ended March 31, 2019 and 2018 broke out as follows:

Revenue by Vertical Market for Three Months Ended March 31,	2019		2018		Change		%
Interior Flooring/Exterior Hardscape		$49,091		$27,632		$21,459	78%
HVAC/Related Equipment		$15,539		$30,815		$(15,276)	50%
Heavy Equipment		$14,040		$24,314		$(10,274)	42%
Applications Services	$	---	$	---	$	---	0%
Other		$3,067		$3,412		$(345)	10%
Net revenues		$81,737		$86,173		$(4,436)	5%

The differing results of our net revenues by vertical market are primarily attributable to the following for the three months ended March 31, 2019:

▪	an increase in our interior flooring and exterior tile, paver and hardscape coatings for the three months ended March 31, 2019 due to:
▪ an increase in the sale of our V-Shield™ coating that was being applied at a United States Veteran’s Administration hospital;
▪ an increase in our interior flooring coatings which was being applied in several bathrooms at different locations for the Wegman’s grocery store chain; and
▪ an increase in our interior flooring coatings sold by our Canadian distributor;
▪	a decrease in our industrial and residential HVAC coating products for the three months ended March 31, 2019 as we experienced a temporary upsurge in sales in this vertical through our former distributor as well as our new and current third-party applicator group and distribution partner during the three months ended March 31, 2018;
▪	a decrease in net revenues from our heavy truck and construction equipment coatings as during the three months ended March 31, 2018 one of our customers in this vertical market placed a few larger than normal orders during the first quarter of 2018 which was prior to them later issuing a standard and recurring monthly purchase order that began in May 2018; and
▪	a lack of revenue in our applications services for the three months ended March 31, 2019 as our limiting human resources and available capital did not allow for us to continue the applications services pilot program, which we began during the year ended December 31, 2017.

For the three months ended March 31, 2019, one shareholder/related party, who specializes in our flooring and exterior tile, paver and hardscape coatings, accounted for approximately 16% of our revenue, and a second shareholder/related party, who also specializes in our interior flooring and exterior tile, paver and hardscape coatings, accounted for 3% of our revenue. As a group, the sales to shareholders/related parties accounted for approximately 19% of our revenues with a majority of the revenues derived from our interior flooring and exterior tile, paver and hardscape coatings.

During 2018, we entered into an exclusive North American and Caribbean distribution rights agreement for the HVAC and refrigeration vertical markets for our coatings with a third-party applicator group from which we received immediate non-recurring, amortized (non-realized) revenue of $190,000. We determined that the associated revenue would be recognized over the period of thirty years as the agreements for the sale of the distribution rights also called for us to continue to produce and manufacture the product for our counter-party over the term of the agreement. For the three months ended March 31, 2019, we recognized contract liability in the amount of $185,472 and revenue in the amount of $1,583 from such sale of distribution rights.

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

Cost of Sales

The following is certain detail from and built into the cost of sales related line items of our Condensed Consolidated Statement of Operations for the three months ended March 31, 2019, as well as for the comparative period ended March 31, 2018.

					Change
Cost of Sales for Three Months Ended March 31,	2019	% of Sales	2018	% of Sales	$
Direct costs	$20,555	25%	$17,148	20%	$3,407
Royalties	805	1%	540	1%	265
Freight-out	4,586	6%	5,200	6%	(614)
Cost of sales	$25,946	32%	$22,888	27%	$3,058

Cost of sales consists primarily of direct costs, royalties accrued to providers of intellectual property, and the costs associated with reproducing, packaging, and shipping our products. The slight increase in cost of sales as a percentage of net revenues for the three months ended March 31, 2019 is attributable to the prepayment of finished goods inventory of our HVAC coatings products by our HVAC third-party applicator group and distribution partners in anticipation of future product sales as well as an increase in royalties that are associated with the increase in our interior flooring and exterior tile, paver and hardscape coatings sales which carry a small royalty obligation.

The differing gross margins by our vertical markets are shown below:

Gross Margin by Vertical Market	Gross Margin %
Interior Flooring/Exterior Hardscape	86.41%
HVAC/Related Equipment	35.82%
Heavy Equipment	80.24%
Marine	84.95%

The high gross margins in our interior flooring and exterior tile, paver and hardscape coatings was a key point when management determined to shift to our new long-term strategic plans to vertically integrate into the applications services market. The amount of physical product used in periodic maintenance process is a relatively minor component in the overall cost of applications services and the overwhelming volume of gross revenue in this industry goes to those performing the applications of such products. As illustrated above, we have extremely high gross margins in all areas except for the HVAC and related equipment coatings market. This is directly due to the exclusive distribution and brand license agreement we entered into in June 2018. Per the agreement, we continue to produce and manufacture the product for our counter-party over the term of the 30-year agreement; however, the product is sold to our distribution partner at a reduced rate per gallon of product. For the three months ended March 31, 2019, we experienced a decrease in the gross margins our HVAC vertical market of 5.88% from 41.70% for the year ended December 31, 2018 to 35.82% for the three months ended March 31, 2019. This decrease, which management believes is temporary, was the result of an immediate need for a particular raw material, which had we had the ability to wait for an influx of supply 4-6 weeks out, we could have purchased the raw material at our normally lower price; however, due to the time constraint and quick turnaround for the requested HVAC finished good coatings product, we were obligated to purchase the raw material at a higher price. Although, there can be no assurance, management believes this again is temporary and has put into place additional safeguards for this and all of our other raw materials.

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

Sales, General and Administrative

The following is certain detail from and built into the SG&A related line items of our Condensed Consolidated Statement of Operations for the three months ended March 31, 2019, as well as for the comparative period ended March 31, 2018.

					Change
Sales, General and Administrative Costs for Operations for Three Months Ended March 31,	2019	% of Sales	2018	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$1,461	2%	$1,930	2%	$(469)	24%
Sales commissions	8,028	10%	957	1%	7,071	739%
Total sales and marketing	9,489	12%	2,887	3%	6,602	229%
Personnel costs	78,331	96%	164,795	191%	(86,464)	52%
Research and development	9,286	11%	64,561	75%	(55,275)	86%
Professional fees	12,530	15%	37,384	43%	(24,854)	66%
Travel and entertainment costs	3,340	4%	10,288	12%	(6,948)	68%
Rent	18,825	23%	10,427	12%	8,398	81%
Other general and administrative costs	33,402	41%	22,844	27%	10,558	46%
Total general and administrative	155,714	191%	310,299	360%	(154,585)	50%
Total sales, marketing, general and administrative	$165,203	202%	$313,186	363%	$(147,983)	47%

Our research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs, such as those associated with facilities leasing and related overhead. For labor costs and costs of outside consultants, we record the research and development costs as a reduction against either personnel costs or contract services. For facilities leasing related expenses, we record the research and development costs as a reduction against rent. For the three months ended March 31, 2019, we reclassified to research and development approximately $3,000 from total personnel costs and approximately $3,000 from rent. Comparatively, for the three months ended March 31, 2018, we reclassified to research and development approximately $27,000 from total personnel costs and approximately $4,000 from rent.

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the three months ended March 31, 2019:

▪	an increase in sales commissions resulting from the increase in our interior flooring and exterior tile, paver and hardscape coating sales;
▪	an overall decrease in total personnel costs, after adjustments of reclassified wages for research and development, stemming from a required decrease in our staff and use of outside contractors based on our company-wide cost-saving initiatives;
▪	a decrease in research and development expense resulting from a strategic determination to reduce our ACS-specific, outside contracting workforce and the required rental space for ACS research and development operations;
▪	a decrease in professional services resulting mainly from a decrease in independent business development contracting services;
▪	a decrease in travel and entertainment expenses due to fewer trips being needed to continue our initiatives surrounding the development of ACS;
▪	an increase in rent for the three months ended March 31, 2019 as the space utilized and dedicated specifically to ACS’s research and development operations was scaled back during the later half of 2018 due to the lack of available company financial resources coupled with ACS’s lack of near-term prospects for generating material revenue (resulting in smaller adjustments of reclassified rent); and
▪	an increase in our general and administrative costs mainly due to the timing of receiving certain annual recurring fees sooner during the three months ended March 31, 2019 when compared to the three months ended March 31, 2018 such as our external auditors’ fees.

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

Gain on Intangible Asset

In February 2019, we sold a patent owned by the Company, together with certain related and proprietary trade secret information, the subject of which is a process for producing a certain coating product usable on automobiles and motorcycles, among other potential surfaces to a private company for $150,000 in cash. We did not have a value assigned to the intangible assets consisting of the patent and proprietary trade secret information, and as a result, we recognized a gain on intangible asset of $150,000 on our Condensed Consolidated Statement of Operations for the three months ended March 31, 2019.

Income Taxes

As of March 31, 2019 and December 31, 2018, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” accounting criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine at some point that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes raw materials procurement, production personnel, service applications personnel, the ongoing internal development of new products and expansion and upgrade of existing products, marketing and sales, and executive salaries and insurance benefit obligations. Cash generated through our current operations may not prove sufficient to sustain such operations, and our pursuit of an aggressive growth plan, as currently exists, will likely require funding from outside sources. (See Note 2 – Going Concern.) Funding from outside sources may include but is not limited to the pursuit of other financing options such as commercial loans or public or private sales of securities, including common stock, preferred stock and/or convertible notes or debentures. The Company’s cash on hand as of March 31, 2019 was insufficient to support our operations for the next twelve months.

Working Capital	March 31, 2019	December 31, 2018
Current assets	$71,861	$43,498
Current liabilities	$4,557,389	$4,519,823
Accumulated deficit	$8,988,640	$8,966,690

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no assurance of it remaining manageable.

Cash Flows for Three Months Ended March 31,	2019		2018	Change	%
Cash flows provided (used) in operating activities		$1,912	$(83,179)	$85,091	102%
Cash flows provided by financing activities	$	---	$80,000	$(80,000)	100%

Net cash provided (used) in operating activities for the three months ended March 31, 2019 and 2018 consisted mainly of payments for personnel, inventory purchases, vendor payments and other operating expenses.

For the three months ended March 31, 2019, we did not have proceeds by financing activities. Comparatively, for the three months ended March 31, 2018, cash provided by financing activities was mainly the result of proceeds from the sale of common stock as well as proceeds from the sale of note payables to related parties.

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

Discontinued Operations

As of March 31, 2019 and December 31, 2018, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q March 31, 2019, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the three months ended March 31, 2019, and to the best knowledge of our officers and directors, there are no pending material legal proceedings to which we were a party and none are threatened or contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2019, there were no reportable events under this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

For the period ended March 31, 2019, we are in default under a certain unsecured term note to a former shareholder in the total amount of approximately $60,000. The arrearage as of such date was $28,783, plus interest. In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest. In addition, we are in default under a certain unsecured term note to a current shareholder in the total amount of $300,000 plus interest, a convertible note payable in the amount of $25,000 plus interest to an investor, two convertible note payables each in the amounts of $50,000 to a single related party investor and one convertible note payable in the amount of $100,000 to a single related party investor.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2019, there were no reportable events under this Item 5.

ITem 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

No.	Description of Exhibit
2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

2.2	Agreement and Plan of Merger by and among Findex.com, Inc., EcoSmart Acquisition Corp. EcoSmart Surface & Coating Technologies, Inc., and The Renewable Corp. dated July 23, 2014, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 29, 2014.

3(i)(1)	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i)(2)	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3.1(ii) on Form 10-QSB filed November 10, 2004.

3(ii)	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

4.1	Certificate of Designation of FIND Series MX Convertible Preferred Stock dated June 30, 2014, incorporated by reference to Exhibit 4.1 on Form 8-K filed July 29, 2014.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10	Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28	Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2012.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Binding Letter of Intent between Findex.com, Inc. and the Renewable Corporation dated October 29, 2013, incorporated by reference to Exhibit 10.38 on Form 8-K filed on November 4, 2013.

10.39	Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

10.40	Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

10.45	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Bo Inge Hakan Gimvang dated March 3, 2015, incorporated by reference to Exhibit 10.45 on Form 10-K filed on April 15, 2015.

10.46	Loan Modification Agreement and Promissory Note dated March 2, 2015, incorporated by reference to Exhibit 10.46 on Form 10-K filed on April 15, 2015.

10.47	Business development consulting agreement by and among Findex.com, Inc. and J.N.B., LLC. dated November 10, 2015, incorporated by reference to Exhibit 10.47 on Form 10-Q filed on November 16, 2015.

10.48	Manufacturing and distribution joint venture agreement by and among Findex.com, Inc. and Nanotech Materials LLC dated August 17, 2016.

10.49	Operating agreement by and among Findex.com, Inc. and Advanced Nanofibers LLC dated September 14, 2016.

10.50	Securities Exchange Agreement, dated December 24, 2018 by and between the Company and Nanotech Fibers LLC, incorporated by reference to Exhibit 10.50 on Form 8-K filed on December 31, 2018.

10.51	Securities Exchange Agreement, dated December 24, 2018 by and between the Company and Sweet Swing Holdings, LLC, incorporated by reference to Exhibit 10.51 on Form 8-K filed on December 31, 2018.

10.52	Securities Exchange Agreement, dated December 24, 2018 by and between the Company and Octiller International, LLC, incorporated by reference to Exhibit 10.52 on Form 8-K filed on December 31, 2018.

10.53	Securities Exchange Agreement, dated December 24, 2018 by and between the Company and John Wachtel, incorporated by reference to Exhibit 10.53 on Form 8-K filed on December 31, 2018.

10.54	Relinquishment of Debt Conversion Rights, dated December 24, 2018 by and between the Company and Steven Malone, incorporated by reference to Exhibit 10.54 on Form 8-K filed on December 31, 2018.

10.55	Relinquishment of Debt Conversion Rights, dated December 24, 2018 by and between the Company and Steven Malone, incorporated by reference to Exhibit 10.54 on Form 8-K filed on December 31, 2018.

10.56	Relinquishment of Debt Conversion Rights, dated December 24, 2018 by and between the Company and Micki Malone, incorporated by reference to Exhibit 10.56 on Form 8-K filed on December 31, 2018.

10.57	Technology Contribution & Assignment Agreement, dated February 6, 2018 by and between Advanced Cement Sciences, LLC (formerly Advanced Nanofibers LLC) and Matthew R. Piazza, incorporated by reference to Exhibit 10.57 on Form 8-K filed on December 31, 2018.

10.58	Patent & Trade Secret Assignment Agreement, dated February 3, 2019 by and between the Company and Ducora, Inc., incorporated by reference to Exhibit 10.58 on Form 8-K filed on February 7, 2019.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated May 20, 2019. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 20, 2019. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: May 20, 2019	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)