Form 10-Q
period 2019-06-30
FINDEX COM INC
filed 2019-08-19
CIK 1089061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At August 19, 2019 the registrant had outstanding 722,836,769 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$11,936	$1,821
Accounts receivable, net	12,207	9,371
Inventories, net	30,670	23,048
Other current assets	6,482	9,258
Total current assets	61,295	43,498
Property and Equipment, net	6,035	7,443
Intangible Assets, net	169,674	193,913
Total assets	$237,004	$244,854

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$271,934	$568,642
Accounts payable, related parties	71,383	65,150
Accrued royalties	73,356	71,947
Accrued payroll	15,748	198,144
Notes payable	28,783	328,783
Notes payable, convertible	—	25,000
Notes payable, related parties	40,000	926,475
Notes payable, related parties, convertible	—	1,327,450
Contract liability	199,735	191,569
Other current liabilities	69,667	702,295
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	884,974	4,519,823
Commitments and Contingencies (Note 11)
Stockholders’ Deficit:
Preferred stock, Series RX-1, $.001 par value
1,500,000 shares authorized
1,418,615 and -0- shares issued and outstanding	1,419	—
Preferred stock, Series RX-2, $.001 par value
1,000,000 shares authorized
-0- and -0- shares issued and outstanding	—	—
Preferred stock, Series RX-3, $.001 par value
500,000 shares authorized
-0- and -0- shares issued and outstanding	—	—
Common stock, $.001 par value
900,000,000 shares authorized,
722,836,769 and 714,945,811 shares issued and outstanding, respectively	722,837	714,946
Additional paid-in capital	6,122,091	3,976,775
Accumulated deficit	(7,494,317)	(8,966,690)
Total Findex.com, Inc. stockholders’ deficit	(647,970)	(4,274,969)
Consolidated investee, non-controlling interest	—	—
Total stockholders’ deficit	(647,970)	(4,274,969)
Total liabilities and stockholders’ deficit	$237,004	$244,854

See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenues, net	$74,787	$61,967	$140,872	$123,012
Revenues related parties, net	13,425	29,652	29,077	54,780
Total revenues	88,212	91,619	169,949	177,792
Cost of sales	31,446	25,567	57,392	48,455
Gross profit	56,766	66,052	112,557	129,337
Other operating expenses:
Sales and marketing expenses	(2,307)	7,846	7,182	10,733
Professional fees	27,623	39,200	40,153	76,584
Personnel costs	40,125	165,039	118,456	329,834
Research and development	6,820	71,536	16,106	136,097
Rent	18,826	12,507	37,651	22,934
Other general and administrative expenses	29,649	42,926	66,391	76,058
Total operating expenses	120,736	339,054	285,939	652,240
Loss from operations	(63,970)	(273,002)	(173,382)	(522,903)
Interest expense	(56,799)	(85,970)	(119,337)	(146,743)
Gain on sale of intangible asset	—	—	150,000	—
Gain on debt settlement	34,925	—	34,925	—
Gain on restructuring of service-related obligations	1,580,167	—	1,580,167	—
Net income (loss) before income taxes	1,494,323	(358,972)	1,472,373	(669,646)
Income tax provision	—	—	—	—
Net income (loss)	1,494,323	(358,972)	1,472,373	(669,646)
Net loss attributable to non-controlling interest	—	39,477	—	80,086
Net income (loss) attributable to Findex.com, Inc.	$1,494,323	$(319,495)	$1,472,373	$(589,560)

Basic net income (loss) per share	$—	$—	$—	$—
Diluted net income (loss) per share	$—	$—	$—	$—

Basic weighted average common shares outstanding	718,327,650	533,851,417	716,646,072	532,527,107
Diluted weighted average common shares outstanding	746,388,166	533,851,417	730,753,846	532,527,107

See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest in Variable Interest Entity	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	—	$—	714,945,811	$714,946	$3,976,775	$(8,966,690)	$(0)	$(4,274,969)
Net loss	—	—	—	—	—	(21,950)	—	(21,950)
Balance as of March 31, 2019	—	$—	714,945,811	$714,946	$3,976,775	$(8,988,640)	$(0)	$(4,296,919)
Issuance of Common Shares for Converted Notes Payable	—	—	7,890,958	7,891	47,346	—	—	55,237
Issuance of Preferred Shares for Notes Payable	1,418,615	1,419	—	—	1,789,837	—	—	1,791,256
Exchange of Notes Payables for RX-2 Warrants to Purchase Preferred Shares	—	—	—	—	308,133	—	—	308,133
Net income	—	—	—	—	—	1,494,323	—	1,494,323
Balance as of June 30, 2019	1,418,615	$1,419	722,836,769	$722,837	$6,122,091	$(7,494,317)	$(0)	$(647,970)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest in Variable Interest Entity	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	—	$—	525,951,417	$525,951	$4,167,189	$(7,706,052)	$(255,246)	$(3,268,158)
Sale of Common Shares for Cash - Private Investors	—	—	5,000,000	5,000	45,000	—	—	50,000
Issuance of Common Shares for Accounts Payable	—	—	2,900,000	2,900	26,100	—	—	29,000
Net loss	—	—	—	—	—	(270,065)	(40,609)	(310,674)
Balance as of March 31, 2018	—	$—	533,851,417	$533,851	$4,238,289	$(7,976,117)	$(295,855)	$(3,499,832)
Beneficial Conversion Discount on Issuance of Convertible Notes Payable	—	$—	—	$—	$25,000	$—	$—	25,000
Net loss	—	—	—	—	—	(319,495)	(39,477)	(358,972)
Balance as of June 30, 2018	—	$—	533,851,417	$533,851	$4,263,289	$(8,295,612)	$(335,332)	$(3,833,804)

See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2019		For the Six Months Ended June 30, 2018

Cash flows from operating activities:
Net income (loss)		$1,472,373		$(669,646)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation		1,408		3,103
Amortization		24,239		23,757
Amortization of debt discount		—		25,000
Gain on sale of intangible asset		(150,000)		—
Gain on debt settlement		(34,925)		—
Gain on restructuring of service-related obligations		(1,580,167)		—
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable		(2,836)		8,391
Increase in inventory		(7,622)		(4,426)
Decrease in other current assets		2,776		1,742
Increase in accounts payable		119,061		205,877
Increase in accounts payable, related parties		6,233		4,214
Increase in accrued royalties		1,409		1,373
Increase in accrued payroll		—		54,386
Increase in notes payable, related parties		—		20,000
Increase in notes payable, related parties, convertible		—		70,000
Increase in contract liability		8,166		99,722
Increase in other current liabilities		—		68,707
Net cash used in operating activities		(139,885)		(87,800)

Cash flows from investing activities:
Proceeds from sale of intangible asset		150,000		—
Net cash provided in investing activities		150,000		—

Cash flows from financing activities:
Proceeds from sale of common stock		—		50,000
Proceeds from issuance of notes payable, related parties		—		20,000
Proceeds from issuance of notes payable, related parties, convertible		—		70,000
Net cash provided by financing activities		—		140,000
Net increase in cash and cash equivalents		10,115		52,200
Cash and cash equivalents, beginning of period		1,821		3,179
Cash and cash equivalents, end of period		$11,936		$55,379

Supplemental cash flow information:
Interest paid	$	---	$	---
Cash paid for income taxes	$	---	$	---

Schedule of Non-Cash Investing and Financing Activities:
Issuance of common stock for notes payable, related parties, convertible		$55,237	$	---
Issuance of common stock as consideration for accounts payable	$	---		$29,000
Conversion of notes payable to preferred stock		$2,099,389	$	---

See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

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

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates include an evaluation for slow moving and obsolete inventory, collectability of accounts receivable, assessing intangibles for impairment, useful lives of assets, and valuation of stock based compensation and settlements and consideration of variable interest entities.

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

INVENTORY

The Company’s inventories are recorded at the lower and cost or market using the first in, first out method. The Company’s inventory consists of raw materials and finished goods. The Company takes into consideration certain inventory items that are slow moving and obsolete and calculates a provision for these inventory items.

INTANGIBLE ASSETS OTHER THAN GOODWILL

The Company’s intangible assets consist of patents and trade secrets acquired from third parties, and are recorded at cost. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350-30, General Intangibles Other Than Goodwill, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives, approximately 11 years. All intangible assets are tested for impairment annually during the fourth quarter. For the six months ended June 30, 2019 and 2018, the Company did not recognize any impairment expense related to intangible assets. See Note 5.

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

Distribution Rights

The Company at times may derive part of its revenue from the sale of distribution rights within a designated territory for a period of time. Licenses for an exclusive territory provides a single distributor with the right to use and sell the distribution rights within the specified designated territory for a specified period. The determination of when the Company recognizes revenue is based on whether the distribution rights transfers to the distributor at (i) a point in time or (ii) over time. Furthermore, the Company needs to determine in accordance with ASC 606 if the distribution rights is (i) functional intellectual property that has significant standalone functionality or is (ii) symbolic intellectual property that requires ongoing activities from the Company. In June 2018, the Company received payment in the amount of $100,000 from the sale of distribution rights within a designated territory for a period of time of thirty years to a distributor. In August 2018, the Company received an additional payment in the amount of $90,000 for the sale of distribution rights within a separate designated territory for a period of thirty years to a distributor. The Company determined that the associated revenue would be recognized over the period of thirty years as the agreements for the sale of the distribution rights also called for the Company to continue to produce the product for the distributor over the term of the agreements. Therefore, the distribution rights were deemed to be symbolic intellectual property in accordance with ASC 606 as it requires ongoing activities from the Company. For the six months ended June 30, 2019 and 2018, the Company recognized contract liability in the amount of $183,889 and $99,722, respectively and revenue in the amount of $3,167 and $278, respectively from such sale of distribution rights. In addition, for the six months ended June 30, 2019, the Company recognized additional contract liability in the amount of $15,846 as a result of advanced payments received from customers for performance obligations yet to be performed by the Company (total $199,735).

RESEARCH AND DEVELOPMENT

The Company’s research and development costs consist of labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, the Company records the research and development costs as a reduction against either personnel costs or professional fees. For facilities leasing related expenses, the Company records the research and development costs as a reduction against rent. For the six months ended June 30, 2019 and 2018, the Company recognized $16,106 and $136,097, respectively, in research and development costs.

PREFERRED STOCK

In May 2019, the Company’s board of directors, pursuant to its authority to designate serial preferred stock from time to time under Article V Section B of the Company’s Articles of Incorporation (as amended to date, the “Company Articles”), adopted a resolution providing for the designation, powers, preferences, privileges, limitations, restrictions, and relative rights and terms of (i) one million five hundred thousand (1,500,000) shares of Series RX-1 Redeemable, Convertible Preferred Stock, par value $0.001 per share (the “Series RX-1 Preferred Stock”), (ii) one million (1,000,000) shares of Series RX-2 Convertible Preferred Stock, par value $0.001 per share (the “Series RX-2 Preferred Stock”) and (iii) five hundred thousand (500,000) shares of Series RX-3 Convertible Preferred Stock, par value $0.001 per share (the “Series RX-3 Preferred Stock”). The Company filed certificates of designations amending the Company Articles and reflecting the Series RX-1 Preferred Stock, Series RX-2 Preferred Stock and the Series RX-3 Preferred Stock with the Nevada Secretary of State.

The Series RX-1 Preferred Stock carries the following rights, preferences and privileges:

▪	automatic conversion into shares of Company common stock on a 100-for-1 basis immediately upon the Company either (i) issuing any shares of any series of preferred stock senior to or parri passu with the Series RX-1 Preferred Stock in liquidation, or (ii) subdividing the outstanding shares of Company common stock into a greater number of shares (a forward stock-split), or (iii) combining the outstanding shares of Company common stock into a smaller number of shares of Company common stock (a reverse stock-split);
▪	voluntary conversion to Company common stock at the same 100-for-1 conversion ratio any time prior to automatic conversion;
▪	voting on an as-converted-to-common-stock basis, together as a single class, with the Company common stock, on all matters requiring the approval, ratification or consent of holders of the common stock; and
▪	a senior liquidation preference entitling its holders to be paid $1.00 per share out of the assets of the Company in the event of any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, before any distribution or payment is made to any holders of any shares of the Company's common stock.

All of the foregoing notwithstanding, the Series RX-1 Preferred Stock is redeemable by the Company at any time prior to conversion at a price of $1.00 per share.

The Series RX-2 Preferred Stock carries the following rights, preferences and privileges:

▪	automatic conversion into shares of Company common stock on a 100-for-1 basis immediately upon the effectiveness of any amendment to the Company Articles increasing the authorized number of shares of Company common stock from 900,000,000 to a number equal to or greater than 1,600,000,000;
▪	voting on an as-converted-to-common-stock basis, together as a single class, with the Company common stock, on all matters requiring the approval, ratification or consent of holders of the common stock; and
▪	a ranking in liquidation of the Company pari passu with the Company common stock on an as-converted basis, and junior to all other classes and series of equity securities of the Corporation which by their terms do not rank pari passu, though subordinate and junior to all indebtedness of the Company.

The Series RX-3 Preferred Stock carries the following rights, preferences and privileges:

▪	automatic conversion into shares of Company common stock on a 1,000-for-1 basis immediately upon the effectiveness of any amendment to the Company Articles increasing the authorized number of shares of Company common stock from 900,000,000 to a number equal to or greater than 1,600,000,000;
▪	voting on an as-converted-to-common-stock basis, together as a single class, with the Company common stock, on all matters requiring the approval, ratification or consent of holders of the common stock; and
▪	a ranking in liquidation of the Company pari passu with the Company common stock on an as-converted basis, and junior to all other classes and series of equity securities of the Corporation which by their terms do not rank pari passu, though subordinate and junior to all indebtedness of the Company.

As of June 30, 2019, the Company has outstanding 1,418,615 shares of RX-1 Preferred Stock and -0- and -0-, respectively, shares of RX-2 Preferred Stock and RX-3 Preferred Stock. Furthermore, as of June 30, 2019, the Company has outstanding six warrants to purchase a total of 981,316 shares of RX-2 Preferred Stock and three warrants to purchase a total of 481,212 shares of RX-3 Preferred Stock. For the six months ended June 30, 2019, no preferred stock warrants were exercised. See Note 10.

STOCK-BASED COMPENSATION

The Company recognizes share-based compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires that the Company measure the cost of the employee services received in exchange for an award for equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period. See Note 10.

EARNINGS (LOSS) PER SHARE

The Company follows the guidance of ASC 260, Earnings Per Share, to calculate and report basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period. For the Company, dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of warrants for all periods and convertible preferred stock and notes payable.

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

The calculations of net income per share for the six months ended June 30, 2019 and 2018 excluded the impact of the following potential common shares as their inclusion would be anti-dilutive.

For the Six Months Ended June 30,	2019	2018
Shares Issuable Upon Exercise of Outstanding Warrants - Series RX-2	98,131,600	—
Shares Issuable Upon Exercise of Outstanding Warrants - Series RX-3	481,212,000	—
Shares Issuable Upon Conversion of Outstanding Convertible Note Payables	—	280,003,944
Total weighted average anti-dilutive potential common shares	579,343,600	280,003,944

The Outstanding Warrants - Series RX-2 and RX-3 were excluded from diluted earnings per share because the contingencies in place to exercise and vest these shares did not take place and were not probable to occur as of June 30, 2019.

For the three and six months ended June 30, 2019 and 2018 there were not adjustments to earnings for earnings per share calculations. Dilutive potential common shares were determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average Common Shares	718,327,650	533,851,417	716,646,072	532,527,107
Effect of Dilutive Securities:
Weighted-average of Shares Issuable Upon Conversion of Preferred Stock Series RX-1	28,060,516	—	14,107,773	—
Dilutive Potential Common Shares	746,388,166	533,851,417	730,753,846	532,527,107

DISCONTINUED OPERATIONS

As of June 30, 2019 and 2018, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011. See Note 13.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires all leases with lease terms over 12 months to be capitalized as a right-of-use asset and lease liability on the balance sheet at the date of lease commencement. Leases will be classified as either finance or operating. This distinction will be relevant for the pattern of expense recognition in the income statement. This standard is effective for the calendar year ending December 31, 2019. The Company does not have any leases that qualify under the new standard.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment. The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for the calendar year ending December 31, 2020. The amendments require a prospective approach to adoption and early adoption is permitted for interim or annual goodwill impairment tests. The Company is presently evaluating the impact this standard would have.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. However, as of June 30, 2019, the Company had negative working capital of $823,679, an accumulated deficit of $7,494,317, a net income of $1,472,373 and cash used from operations of $139,885. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken several actions in an attempt to mitigate this risk. These actions include capital raising initiatives involving the issuance of equity and/or notes payable to investors, as well as cash conservation initiatives involving the issuance of equity and/or notes payable to employees and related parties. The accompanying condensed consolidated financial statements do not include any adjustments related to these uncertainties.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$26,022	$23,050
Finished goods	5,548	1,498
Reserve for obsolete inventory	(900)	(1,500)
Inventories	$30,670	$23,048

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Office equipment	$3,466	$3,466
Warehouse equipment	76,339	76,339
Computer equipment	8,708	8,708
Research lab	10,334	10,334
Office fixtures	3,750	3,750
Less: accumulated depreciation	(96,562)	(95,154)
Property and equipment	$6,035	$7,443

For the six months ended June 30, 2019 and 2018, the Company recorded depreciation expense of $1,408 and $3,103 respectively.

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

The Company’s intangible assets, net of accumulated amortization consisted of the following:

Patents and trade secrets, net	June 30, 2019	December 31, 2018
Cost	$697,955	$697,955
Accumulated Amortization	(528,281)	(504,042)
Net intangible assets	$169,674	$193,913

	June 30, 2019	December 31, 2018
Beginning balance for total intangible assets, net	$193,913	$261,849
Amortization expense	(24,239)	(67,936)
Intangible assets, net	$169,674	$193,913

The Surface Modification Technologies assets include a patent and trade secrets on certain manufacturing processes and know-how. For the six months ended June 30, 2019 and 2018, the Company recorded amortization expense of $24,239 and $23,757, respectively. See Note 1.

As of June 30, 2019, future amortization for the next four years for the Company’s intangible assets consist of the following:

Year	Anticipated Amortization
2019	$23,274
2020	47,513
2021	47,513
2022	47,513
Thereafter	3,861
Total anticipated amortization of intangible assets	$169,674

NOTE 6 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTIES

At June 30, 2019 and December 31, 2018, notes payable consisted of the following categories:

	June 30, 2019	December 31, 2018
Notes payable	$28,783	$328,783
Notes payable, convertible	—	25,000
Notes payable, related parties	40,000	926,475
Notes payable, related parties, convertible	—	1,327,450
Total	$68,783	$2,607,708

Notes Payable

Notes payable consisted of two unsecured notes. The first note payable in the amount of $28,783 as of June 30, 2019 and December 31, 2018, respectively, is to a former shareholder with a due date of January 2012, together with accrued interest at 5% APR and interest on overdue principal accruing at 10% APR. The second note payable in the amount of $0 as of June 30, 2019 and $300,000 as of December 31, 2018 was to a shareholder with a due date of August 1, 2015, together with accrued interest at 10% APR. In June 2019, as part of the Company’s debt restructuring initiative, the Company issued the holder of the note a total of 324,262 shares of the Company’s Series RX-1 preferred stock in exchange for the $300,000 of debt owed, inclusive of accrued interest (total $458,729). See Note 10.

At June 30, 2019, the Company was in default for the unsecured note payable in the amount of $28,783 and all related accrued interest.

Notes Payable, Convertible

Notes payable, convertible consisted of one note payable in the amount of $0 as of June 30, 2019 and $25,000 as of December 31, 2018 to an investor with a due date of January 20, 2018, together with accrued interest at 10% APR and was convertible at $0.01 per share of common stock. In June 2019, as part of the Company’s debt restructuring initiative, the Company issued the holder of the note a total of 26,568 shares of the Company’s Series RX-1 preferred stock in exchange for the $25,000 of debt owed, inclusive of accrued interest (total $34,952). See Note 10.

Notes Payable, Related Parties

Notes payable, related parties consisted of the following:

		June 30, 2019	December 31, 2018
Note payable to the Company’s general counsel (also a principal shareholder), due November 10, 2017.	(a)	$—	$7,000

Note payable to an independent contractor (also a minority shareholder), which note payable was due December 3, 2017.	(b)	10,000	10,000

Note payable to an independent contractor (also a minority shareholder), which note payable was due December 20, 2017.	(c)	10,000	10,000

Note payable to an independent contractor (also a minority shareholder), which note payable was due March 16, 2018.	(d)	10,000	10,000

Note payable to an independent contractor (also a minority shareholder), which note payable was due June 22, 2018.	(e)	10,000	10,000

Two notes payable ($150,000 and $120,000) each to the Company’s general counsel (also a principal shareholder), due on demand together with accrued interest at 4.5% APR.	(f)	—	270,000

Note payable to the Company’s general counsel (also a principal shareholder), due on demand together with accrued interest at 12% APR.	(g)	—	10,000

Two notes payable ($349,329 and $87,532) each to the Company’s president and chief executive officer (also a principal shareholder), due on demand together with accrued interest at 4.5% APR.	(h)	—	436,861

Two notes payable ($134,604 and $28,010) each to the Company’s controller (also a shareholder), due on demand together with accrued interest at 4.5% APR.	(i)	—	162,614

Total		$40,000	$926,475

At June 30, 2019, the Company was in default with the contractual payment terms with the unsecured term note payables (b), (c), (d) and (e) to an independent contractor, also a minority shareholder.

Notes (a) and (g) reflect debt investments made by the Company’s general counsel, who is also a principal shareholder, to the Company. In June 2019, as part of the Company’s debt restructuring initiative, the Company issued the holder of the notes a total of 17,759 shares of the Company’s Series RX-1 preferred stock in exchange for the $7,000 and $10,000 notes payable, inclusive of accrued interest (total $21,137). See Note 10.

Note (f) reflects two unsecured notes payable for payment obligations owed to the Company’s general counsel, who is also a principal shareholder, for legal services incurred by the Company for the years ended December 31, 2015 and 2014. In June 2019, as part of the Company’s debt restructuring initiative, the Company issued the holder of the notes a warrant for a total of 110,416 shares of the Company’s Series RX-3 preferred stock in exchange for the $270,000 of debt owed, inclusive of accrued interest (total $324,856). See Note 10.

Note (h) reflects two unsecured notes payable for amounts due to the Company’s president and chief executive officer, who is also a principal shareholder, for previously accrued base salary. In June 2019, as part of the Company’s debt restructuring initiative, the Company issued the holder of the notes a warrant for a total of 170,009 shares of the Company’s Series RX-3 preferred stock in exchange for the $436,861 of debt owed, inclusive of accrued interest (total $489,566). See Note 10.

Note (i) reflects two unsecured notes payable for amounts due to the Company’s controller, who is also a shareholder, for previously accrued base salary. In June 2019, as part of the Company’s debt restructuring initiative, the Company issued the holder of the notes a warrant for a total of 63,291 shares of the Company’s Series RX-3 preferred stock in exchange for the $162,614 of debt owed, inclusive of accrued interest (total $182,413). See Note 10.

On December 24, 2018, and in connection with the Company’s acquisition of Advanced Cement Sciences LLC, each holder of notes (f), (h) and (i) agreed to relinquish their previous respective rights of conversion on the Company promissory notes held by them.

Notes Payable, Related Parties, Convertible

Notes payable, related parties, convertible consisted of the following:

		June 30, 2019	December 31, 2018
Note payable to a company controlled by an outside director (also a principal shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(a)	$—	$60,000

Three notes payable ($30,000, $55,500 and $28,500) each to an outside director (also a principal shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01, $0.007 and $0.015, respectively, per share of common stock.	(b)	—	114,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due November 13, 2018 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(c)	—	100,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 4, 2017 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(d)	—	50,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 18, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(e)	—	100,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due May 12, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(f)	—	50,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due June 7, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(g)	—	200,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due July 28, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(h)	—	300,000

Two notes payable ($20,500 and $9,500) each to an outside director (also a minority shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 and $0.015, respectively, per share of common stock.	(i)	—	30,000

Note payable to the Company’s former vice president of research and development (also a minority shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(j)	—	49,000

Note payable to an independent contractor (also a minority shareholder), due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(k)	—	25,700

Note payable in the name of a son of an outside director (also a principal shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.05 per share of common stock.	(l)	—	20,000

Two notes payable ($81,250 and $77,500) each to an independent contractor (also a minority shareholder), due on demand together with interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(m)	—	158,750

Note payable to an investor (also a minority shareholder), due on demand together with interest at 10% APR, and convertible at $0.01 per share of common stock.	(n)	—	20,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due June 15, 2018 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(o)	—	50,000

Total		$—	$1,327,450

Notes (a), (b) and (l) reflect amounts due to a single outside director of the Company, who also is a principal shareholder, based on such director having (i) made certain vendor obligation payments directly on behalf of and for the benefit of the Company, (ii) having advanced certain funds to the Company at various dates for general working capital purposes, and (iii) having accrued director’s fees earned through June 30, 2017. In June 2019, as part of the Company’s debt restructuring initiative, the Company issued the holder of note (a) a total of 65,396 shares of the Company’s Series RX-1 preferred stock in exchange for $60,000 of debt owed, inclusive of accrued interest (total $73,560). The Company also issued the holder of note (b) a total of 32,367 shares of the Company’s Series RX-1 preferred stock and a warrant for the total of 187,396 shares of the Company’s Series RX-2 preferred stock in exchange for the cumulative $114,000 of debt owed, inclusive of accrued interest (total $130,281). In addition, the Company has recorded accounts payable, related parties, in the amount of $18,426 to the holder of notes (a), (b), and (l). See Note 10.

Notes (c), (e) through (h) and (o) reflect amounts due to a certain related party investor and principal shareholder for convertible debt investments made from time to time as indicated. In June 2019, as part of the Company’s debt restructuring initiative, the Company issued the holder of the notes a total of 822,639 shares of the Company’s Series RX-1 preferred stock in exchange for the cumulative $800,000 of debt owed, inclusive of accrued interest (total $1,070,974). See Note 10.

Note (d) reflects an amount due to a certain related party investor and principal shareholder for convertible debt investments made from time to time as indicated. In June 2019, as part of the Company’s debt restructuring initiative, the Company issued the holder of the note a total of 52,325 shares of the Company’s Series RX-1 preferred stock in exchange for $50,000 of debt owed, inclusive of accrued interest (total $69,041). See Note 10.

Notes (i) reflects two notes payable for amounts due to an outside director, who is also a minority shareholder, for accrued director’s fees earned through June 30, 2017. In June 2019, as part of the Company’s debt restructuring initiative, the Company issued the holder of the notes a warrant for a total of 66,966 shares of the Company’s Series RX-2 preferred stock in exchange for $30,000 of debt owed, inclusive of accrued interest (total $33,483). See Note 10.

Note (j) reflects amounts due to the Company’s former vice president of research and development, who is also a minority shareholder, for previously accrued wages. In May 2019, the holder of the note exercised the right to convert the $49,000 note, inclusive of accrued interest (total $55,237) into 7,890,958 shares of common stock at the conversion rate of $0.007 per share per the terms of the note. See Note 10.

Note (k) reflects amounts due to an independent contractor who was President of one of RexPro’s divisions prior to the merger with RexPro and a current minority shareholder of the Company, for past earnings. In June 2019, as part of the Company’s debt restructuring initiative, the Company issued the holder of the note a warrant for a total of 58,006 shares of the Company’s Series RX-2 preferred stock in exchange for $25,700 of debt owed, inclusive of accrued interest (total $29,003). See Note 10.

Note (m) reflects two notes payable for amounts due to an independent contractor, who is also minority shareholder, for previously accrued business development services. On October 31, 2018, the holder of one note with an original face value of $137,500 exercised the right to convert $60,000 of the note into six million shares (6,000,000) of common stock at the conversion rate of $0.01 per share per the terms of the note. In June 2019, as part of the Company’s debt restructuring initiative, the Company issued the holder of the notes a warrant for a total of 337,320 shares of the Company’s Series RX-2 preferred stock in exchange for $158,780 of debt owed, inclusive of accrued interest (total $168,660). See Note 10.

Note (n) reflects an amount due to a certain related party investor, who is also a minority shareholder, for a convertible debt investment. In June 2019, as part of the Company’s debt restructuring initiative, the Company issued the holder of the note a total of 20,483 shares of the Company’s Series RX-1 preferred stock in exchange for $20,000 of debt owed, inclusive of accrued interest (total $22,580). See Note 10.

For the six months ended June 30, 2019, the Company did not receive any proceeds from the issuance of notes payable. For the year ended December 31, 2018, the Company received proceeds from the issuance of notes payable to related parties in the amount of $20,000 and convertible notes payable to related parties in the amount of $70,000 (total $90,000).

NOTE 7 – GAIN ON INTANGIBLE ASSET

In February 2019, the Company entered into an agreement with Ducora, Inc., a Florida corporation engaged in the direct marketing of certain consumer products (“Ducora”), to assign and sell to Ducora a patent owned by the Company, together with certain related and proprietary trade secret information, the subject of which is a process for producing a certain coating product usable on automobiles and motorcycles, among other potential surfaces. At December 31, 2018, the Company did not have a value assigned to the intangible assets consisting of the patent and proprietary trade secret information. In exchange for the conveyance of this intellectual property, which was effective immediately upon execution of the agreement, the Company received a one-time cash payment in the amount of $150,000. As a result, the Company recognized a gain on the sale of an intangible asset of $150,000 on our Condensed Consolidated Statement of Operations for the six months ended June 30, 2019.

NOTE 8 – GAIN ON DEBT SETTLEMENT

In June 2019, the Company finalized a debt restructuring initiative with the Company’s then debtholders. In particular to one of the Company’s previous investors who held a note payable and was not a related party or shareholder of the Company, the note holder agreed to settle such note in exchange for the Company’s Series RX-1 preferred stock. As a result, the Company recognized a gain on debt settlement of $34,925 on our Condensed Consolidated Statement of Operations for the six months ended June 30, 2019.

NOTE 9 – GAIN ON DERIVATIVE-BASED RESTRUCTURING OF SERVICE-RELATED OBLIGATIONS

In June 2019, pursuant to certain securities exchange agreements and securities purchase agreements between the Company and certain of its directors and current and former employees, and in exchange for an aggregate $490,658 in debt owed to such parties as of such dates, inclusive of accrued interest, (a portion of which debt had been convertible into Company common stock in accordance with its stated terms and the remainder of which had not), the Company issued to such individuals warrants to purchase a total of 981,316 shares of Company Series RX-2 preferred stock at a price per share of $0.50 for a gain of $182,523. Also in June 2019, pursuant to certain securities exchange agreements and securities purchase agreements between the Company and certain of its outside professional consultants and employees, and in exchange for a gain of $1,397,644 in debt owed to such parties as of such dates, inclusive of accrued interest, (a portion of which debt had at one point in time been convertible into Company common stock in accordance with its stated terms and the remainder of which had not), the Company issued to such individuals warrants to purchase a total of 481,212 shares of Company Series RX-3 preferred stock at a price per share of $5.00. In connection with this serial restructuring of service-related obligations taken as a whole, and based on the relevant accounting guidance, the Company recognized a gain on restructuring of service-related obligations of $1,580,167 on our Condensed Consolidated Statement of Operations for the six months ended June 30, 2019.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

In May 2019, the Company’s former vice president of research and development (also a shareholder) held a convertible note and elected to convert such note, together with all then-accrued interest, totaling $55,237 into 7,890,958 shares of common stock. See Note 6.

COMMON STOCK WARRANTS

The Company did not issue common stock warrants for the six months ended June 30, 2019 and 2018 and no common stock warrants were exercised. As of June 30, 2019, there were no common stock warrants outstanding.

PreFERRED Stock

In June, 2019, pursuant to certain securities exchange agreements and securities purchase agreements between the Company and various private investors, and in exchange for an aggregate $1,826,180 in debt owed to such parties, inclusive of accrued interest, (a portion of which debt had been convertible into Company common stock in accordance with its stated terms and the remainder of which had not), the Company issued to such private investors a total of 1,418,615 shares of Company Series RX-1 Preferred Stock of which $1,791,000 was recorded in additional paid-in capital as this debt restructuring was for related parties and approximately $35,000 was recorded as a gain on settlement for a non-related party. The following table summarizes the Series RX-1 Preferred Stock Transactions:

Series RX-1 Preferred Stock Debt Holder	Aggregate Principal and Interest Consideration Exchanged/Paid	Total Number of Series RX-1 Preferred Shares Issued	Total Number of Common Shares Into Which Shares are Convertible (Before Any Potential Adjustment)
Related party investor (also a shareholder)	$69,041	52,325	5,232,500
Related party investor (also a shareholder)	458,729	324,262	32,426,200
Company’s outside director (also a shareholder)	73,560	65,396	6,539,600
Company’s outside director (also a shareholder)	36,583	32,367	3,236,700
Company’s outside director (also a shareholder)	22,510	20,351	4,070,200
Related party investor (also a shareholder)	22,580	20,483	2,048,300
Company’s general counsel (also a shareholder)	37,251	33,873	3,387,300
Related party investor (also a shareholder)	1,070,974	822,639	82,263,900
Non-related party investor	34,952	26,568	2,656,800
Combined Total	$1,826,180	1,418,615	141,861,500

The Company used the Option Pricing Method to determine the fair value of the issued and outstanding shares of RX-1 Preferred Stock as this series of preferred stock has a liquidation preference over the Company’s other classes of stock. Based on the calculations within the Option Pricing Method, the fair value of the outstanding 1,418,615 shares of RX-1 Preferred Stock is $674,103. Of those individuals who were issued shares of the Company’s RX-1 Preferred Stock, all were deemed related parties except for one individual. For the related party individuals, the difference between the fair value of the RX-1 Preferred Stock and the aggregate principal and interest of the debt liabilities then owed totaling $1,789,836 was recognized as additional paid in capital. For the non-related party individual, the difference between the fair value of the RX-1 Preferred Stock and the aggregate principal and interest of the debt liability then owed was recognized as a gain. As a result, the Company recognized a gain on debt settlement of $34,925 on our Condensed Consolidated Statement of Operations for the six months ended June 30, 2019. See Note 8.

PREFERRED STOCK WARRANTS

 Series RX-2 Warrants

In June 2019, pursuant to certain securities exchange agreements and securities purchase agreements between the Company and certain of its directors and current and former employees, and in exchange for an aggregate $490,658 in debt owed to such parties, inclusive of accrued interest, (a portion of which debt had been convertible into Company common stock in accordance with its stated terms and the remainder of which had not), the Company issued to such individuals warrants to purchase a total of 981,316 shares of Company Series RX-2 Preferred Stock at a price per share of $0.50 (collectively, the “Series RX-2 Warrants”). The Series RX-2 Warrants are exercisable at any time prior to the earlier of (i) the effectiveness of any capital reorganization of the Company, any reclassification of the capital stock of the Company, any consolidation or merger of the Company with or into another corporation (other than a consolidation or merger in which the Company is the surviving entity), or any transfer of all or substantially all of the assets of the Company, or other similar occurrence involving the Company, or (ii) December 31, 2021. If all Series RX-2 warrants are exercised to purchase a total of 981,316 shares of Series RX-2 Preferred Stock at $0.50 per share, the amount of cash realizable by the Company is $490,658. The following table summarizes the transactions for the Series RX-2 Warrants:

Series RX-2 Preferred Stock Warrant Debt Holder	Aggregate Principal and Interest Consideration Exchanged/Paid	Total Number of RX- 2 Shares For Which Warrants Issued Are Exercisable	Total Number of Common Shares Into Which Shares are Convertible (Before Any Potential Adjustment)
Related party employee (also a shareholder)	$29,003	58,006	5,800,600
Company’s outside director (also a shareholder)	149,021	298,042	29,804,200
Company’s outside director (also a shareholder)	51,924	103,848	10,384,800
Related party consultant (also a shareholder)	87,009	174,018	17,401,800
Related party consultant (also a shareholder)	81,651	163,302	16,330,200
Related party consultant (also a shareholder)	92,050	184,100	18,410,000
Combined Total	$490,658	981,316	98,131,600

The Company used the Black Scholes Method to determine the fair value of the outstanding Series RX-2 Warrants as the underlying preferred stock does not grant its holders any additional economic value over common stock holders, there is no liquidation preference and no one holder would control the Company upon exercise. Based on the calculations within the Black Scholes Method, the fair value of the outstanding Series RX-2 Warrants to purchase a total of 981,316 shares of RX-2 Preferred Stock is $308,133. All individuals who were issued Series RX-2 Warrants were deemed related parties and all amounts then owned, aggregate of principal and interest, were for services performed on behalf of the Company and those services were previously recognized as an expense (such as directors fees or contractor fees) to the Company. As a result, the Company recognized a gain on restructuring of service-related obligations of $182,523 (part of total $1,580,167) on our Condensed Consolidated Statement of Operations for the six months ended June 30, 2019. See Note 9.

Series RX-3 Warrants

In June 2019, pursuant to certain securities exchange agreements and securities purchase agreements between the Company and certain of its outside professional consultants and employees, and in exchange for an aggregate $1,397,647 in debt owed to such parties, inclusive of accrued interest, (a portion of which debt had at one point in time been convertible into Company common stock in accordance with its stated terms and the remainder of which had not), the Company issued to such individuals warrants to purchase a total of 481,212 shares of Company Series RX-3 Preferred Stock at a price per share of $5.00 (collectively, the “Series RX-3 Warrants”). Except in the event that certain intervening corporate events trigger acceleration, the rights of the recipients of Series RX-3 Warrants shall only vest and become exercisable as follows:

▪	until such time following the date of any Series RX-3 Warrant, if at all, that the gross profit of the Company as reported in the Company’s consolidated and audited financial statements contained within its Annual Report on Form 10-K (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) for any then preceding fiscal year during which such Series RX-3 Warrant is outstanding (“Reported Annual Gross Profit”), equals or exceeds $1,000,000, such Series RX-3 Warrants shall not be exercisable for any shares of Series RX-3 Preferred Stock;
▪	upon achievement for the first time following the date of any Series RX-3 Warrant, if at all, of a Reported Annual Gross Profit equal to or exceeding $1,000,000, then such Series RX-3 Warrant shall become exercisable for twenty-five percent (25%) of the number of shares of Series RX-3 Preferred Stock for which it is stated to be exercisable in the aggregate as of the date of the filing of the Form 10-K in which the corresponding financial statements have been included;
▪	upon achievement for the first time following the date of any Series RX-3 Warrant, if at all, of a Reported Annual Gross Profit equal to or exceeding $2,000,000, then such Series RX-3 Warrant shall become exercisable for twenty-five percent (25%) of the number of shares of Series RX-3 Preferred Stock for which it is stated to be exercisable in the aggregate as of the date of the filing of the Form 10-K in which the corresponding financial statements have been included; provided, however, that, if the achievement of the Reported Annual Gross Profit hurdle set forth in subsection (ii) above shall occur concurrently with the achievement of the Reported Annual Gross Profit hurdle set forth in this subsection (iii), then and in such event, the vesting of the exercise rights relative to shares of Series RX-3 Preferred Stock under such Series RX-3 warrant shall be cumulative (i.e. fifty percent [50%]);
▪	upon achievement for the first time following the date of any Series RX-3 Warrant, if at all, of a Reported Annual Gross Profit equal to or exceeding $4,000,000, then such Series RX-3 Warrant shall become exercisable for twenty-five percent (25%) of the number of shares of Series RX-3 Preferred Stock for which it is stated to be exercisable in the aggregate as of the date of the filing of the Form 10-K in which the corresponding financial statements have been included; provided, however, that, if the achievement of the Reported Annual Gross Profit hurdle set forth in subsection (ii) and/or (iii) above shall occur concurrently with the achievement of the Reported Annual Gross Profit hurdle set forth in subsection (iv), then and in such event, the vesting of the exercise rights relative to shares of Series RX-3 Preferred Stock under such Series RX-3 Warrant shall be cumulative (i.e. either fifty percent [50%] or seventy-five percent [75%], as applicable);
▪	upon achievement for the first time following the date of any Series RX-3 Warrant, if at all, of a Reported Annual Gross Profit equal to or exceeding $8,000,000, then such Series RX-3 Warrant shall become exercisable for twenty-five percent (25%) of the number of shares of Series RX-3 Preferred Stock for which it is stated to be exercisable in the aggregate as of the date of the filing of the Form 10-K in which the corresponding financial statements have been included; provided, however, that, if the achievement of the Reported Annual Gross Profit hurdle set forth in subsection (ii), (iii), and/or (iv) above shall occur concurrently with the achievement of the Reported Annual Gross Profit hurdle set forth in this subsection (v), then and in such event, the vesting of the exercise rights relative to shares of Series RX-3 Preferred Stock under such Series RX-3 Warrant shall be cumulative (i.e. either fifty percent [50%], seventy-five percent [75%], or one hundred percent [100%], as applicable).

Once vested pursuant to the foregoing schedule, the Series RX-3 Warrants are exercisable in accordance with their terms at any time prior to the earlier of (i) the effectiveness of any capital reorganization of the Company, any reclassification of the capital stock of the Company, any consolidation or merger of the Company with or into another corporation (other than a consolidation or merger in which the Company is the surviving entity), or any transfer of all or substantially all of the assets of the Company, or other similar occurrence involving the Company, or (ii) December 31, 2029. If all Series RX-3 warrants are exercised to purchase a total of 481,212 shares of Series RX-3 Preferred Stock at $5.00 per share, the amount of cash realizable by the Company is $2,406,060. The following table summarizes the transactions for the Series RX-3 Warrants:

Series RX-3 Preferred Stock Warrant Debt Holder	Aggregate Principal and Interest Consideration Exchanged/Paid	Total Number of RX- 3 Shares For Which Warrants Issued Are Exercisable	Total Number of Common Shares Into Which Shares are Convertible (Before Any Potential Adjustment)
Company’s controller (also a shareholder)	$235,775	81,806	81,806,000
Company’s president and chief executive officer (also a shareholder)	609,716	211,733	211,733,000
Company’s general counsel (also a shareholder)	552,156	187,673	187,673,000
Combined Total	$1,397,647	481,212	481,212,000

The Company used the Black Scholes Method to determine the fair value of the outstanding Series RX-3 Warrants as the underlying preferred stock does not grant its holders any additional economic value over common stock holders, there is no liquidation preference and no one holder would control the Company upon exercise. Based on the calculations within the Black Scholes Method, the fair value of the outstanding Series RX-3 Warrants to purchase a total of 481,212 shares of RX-3 Preferred Stock is $1,737,175. All individuals who were issued Series RX-3 Warrants were deemed related parties and all amounts then owned, aggregate of principal and interest, were for services performed on behalf of the Company and those services were previously recognized as an expense (such as salaries and wages or contractor fees) to the Company. Although the initial fair value of the RX-3 Warrants is greater than the amounts then owed, and because the RX-3 Warrants carry milestones as described above to be met before any of the warrants shall vest and become exercisable, no expense is to be recognized until if and when the vesting of the RX-3 Warrants becomes probable. No vesting has occurred as of June 30, 2019 and it is not probable as of the date. As a result, the Company recognized a gain on restructuring of service-related obligations of $1,397,644 (part of total $1,580,167) on our Condensed Consolidated Statement of Operations for the six months ended June 30, 2019. See Note 9.

For the six months ended June 30, 2019, no Series RX-2 Warrants nor Series RX-3 Warrants were exercised.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the amount of potential liability the Company is likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect the Company’s financial condition.

In July, 2014, the Company entered into an employment agreement with the Company’s president and chief executive officer. The agreement provides for a base annual salary of $162,500, a term of three (3) years, and contains a provision for an incentive-based cash bonus equal to one and one half percent (1.5%) of free cash flow (as calculated pursuant to a stated formula) up to a maximum of $500,000 for any single fiscal year. As of June 30, 2019 and December 31, 2018, no amounts for bonuses had been earned or accrued under this provision. In addition to the bonus provision and the annual base salary, the employment agreement provides for payment of previously accrued base salary in the amount of $0 and vested deferred vacation compensation in the amount of $12,500 as of June 30, 2019 and are included in accrued payroll. The agreement further provides for severance compensation equal to the then base salary until the expiration of the term of the agreement. There is no severance compensation in the event of voluntary termination or termination for cause. In May 2017, the Company’s board of director’s, including the compensation committee thereof, reviewed the employment agreement for Mr. Malone and extended the term thereof, otherwise due to expire on July 23, 2017, through July 23, 2020.

The Company occupies an office building for its corporate headquarters located in Lake Park, Florida. In January 2015, the Company renewed a short-term lease agreement with a shareholder for this 8,560 square foot facility under a five year lease agreement ending December 31, 2019 with an option to renew for one successive term of five years at the then current occupancy rates. The monthly rent, including sales and use taxes, is $7,429. In accordance with the terms of the leasehold agreement, the Company is responsible for all utilities, repairs and maintenance.

Total rent expense for the six months ended June 30, 2019 and 2018 for this facility, before adjustments of reclassified facilities cost for research and development, totaled $43,277 and $42,077, respectively.

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

As of June 30, 2019, one of the Company’s directors held five, separate convertible notes issued by the Company. These convertible notes reflected a portion of the aggregate amount that such outside director is owed by the Company for a combination of (i) certain vendor payments made by him on the Company’s behalf, (ii) cash previously advanced to the Company for working capital, and (iii) director’s fees earned through June 30, 2017. One of these notes, in the face amount of $60,000, was issued to a company controlled by the director, was due on demand, together with accrued interest at 4.5% APR, and was convertible at $0.01 per share of common stock. Another of these notes, issued to the director personally, was in the face amount of $30,000, was similarly due on demand, together with accrued interest at 4.5% APR, and was convertible at $0.01 per share of common stock. The third of these notes, also issued to the director personally, was in the face amount of $55,500, was due on demand, together with accrued interest at 4.5% and was convertible at $0.007 per share of common stock. The fourth note, issued in the name of the director’s son, was in the face amount of $20,000, was due on demand, together with accrued interest at 4.5% and was convertible at $0.005 per share of common stock. The fifth note, issued to the director personally, was in the face amount of $28,500, was similarly due on demand, together with accrued interest at 4.5% APR, and was convertible at $0.015 per share of common stock. In June 2019, in exchange for the five separate convertible notes mentioned above, the Company issued a total of 118,114 shares of the Company’s Series RX-1 preferred stock in exchange for a cumulative $110,000 of debt owed, inclusive of accrued interest (total $132,653) and a warrant for a total of 187,395 shares of the Company’s Series RX-2 preferred stock total in exchange for a cumulative $84,000 of debt owed, inclusive of accrued interest (total $93,698). In addition, the Company issued a warrant for a total of 110,647 shares of the Company’s Series RX-2 preferred stock in exchange for previously accrued director’s fees earned through December 31, 2018 in the amount of $54,000, inclusive of accrued interest (total $55,323). See Note 10.

As of June 30, 2019, the Company’s general counsel held five notes issued by the Company. One such note reflected an amount due for legal services provided for the year ended December 31, 2014 in the amount of $150,000. This note was payable by the Company on demand, together with accrued interest at 4.5% APR. Another of these notes reflected an amount due for legal services provided for the year ended December 31, 2015 in the amount of $120,000. This note was similarly payable on demand, together with accrued interest at 4.5% APR. A third note was in the amount of $10,000, reflects funds advanced to the Company for working capital, was due on demand, together with accrued interest at 12% APR. The fourth note of $7,000 reflected funds advanced to the Company for working capital on the basis of a 15-day repayment obligation. The final note in the amount of $15,752, reflected funds advanced to Advanced Cement Sciences LLC for working capital. No terms were set for this fifth note. On December 24, 2018, and in connection with the Company’s acquisition of Advanced Cement Sciences LLC, the Company’s general counsel agreed to relinquish the previous respective rights of conversion on the first three notes mentioned above. In June 2019, in exchange for the five separate notes mentioned above, the Company issued a total of 33,873 shares of the Company’s Series RX-1 preferred stock in exchange for a cumulative $32,752 of debt owed, inclusive of accrued interest (total $37,251) and a warrant for a total of 110,416 shares of the Company’s Series RX-3 preferred stock in exchange for a cumulative of $270,000 of debt owed (total $324,856). In addition, the Company issued a warrant for a total of 77,257 shares of the Company’s Series RX-3 preferred stock total in exchange for previously accrued contractor fees earned through December 31, 2018 in the amount of $221,875, inclusive of accrued interest (total $227,300). See Note 10.

As of June 30, 2019, the Company had issued a total of seven (7) convertible notes to a certain related party investor and significant shareholder. The first such note was in the amount of $100,000, was due on November 13, 2018, together with accrued interest at 10% APR, and was convertible at $0.01 per share of common stock. The second such note was also in the amount of $100,000, was due on March 18, 2019, together with accrued interest at 10% APR, and was convertible at $0.01 per share of common stock. The third such note was in the amount of $50,000, was due on May 12, 2019, together with accrued interest at 10% APR, and was convertible at $0.01 per share of common stock. The fourth such note was in the amount of $200,000, was due on June 7, 2019, together with accrued interest at 10% APR, and was convertible at $0.01 per share of common stock. The fifth such note was in the amount of $300,000, was due on July 28, 2019, together with accrued interest at 10% APR, and was convertible at $0.01 per share of common stock. The sixth such note was in the amount of $50,000, was due on demand, together with interest at 10% APR, and was convertible at $0.01 per share of common stock. And the seventh such note was in the amount of $50,000, was due on June 15, 2018, together with interest at 10% APR, and was convertible at $0.01 per share of common stock. In June 2019, the Company issued a total of 874,964 shares of the Company’s Series RX-1 preferred stock in exchange for the cumulative $850,000 of debt owed, inclusive of accrued interest (total $1,140,015). See Note 10.

As of June 30, 2019, one of the Company’s directors previously held two convertible notes issued by the Company. The first note, issued to the director personally for director’s fees earned through September 15, 2016, was in the face amount of $20,500, due on demand, together with accrued interest at 4.5% APR, and was convertible at $0.007 per share of common stock. The second note, issued to the director for director’s fees earned through June 30, 2017, was in the face amount of $9,500, was similarly due on demand, together with accrued interest at 4.5% APR, and was convertible at $0.015 per share of common stock. In June 2019, the Company issued a warrant for a total of 66,966 shares of the Company’s Series RX-2 preferred stock in exchange for $30,000 of debt owed, inclusive of accrued interest (total $33,483). In addition, the Company issued a warrant for a total of 36,882 shares of the Company’s Series RX-2 preferred stock in exchange for previously accrued director’s fees earned through December 31, 2018 in the amount of $18,000, inclusive of accrued interest (total $18,441). See Note 10.

The Company accrued payroll earned, by related parties, during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively, in the total amount of $0 and $182,396 for the Company’s president and chief executive officer and controller.

As of June 30, 2019, the Company’s president and chief executive officer previously held two notes issued by the Company. The first note represented previously accrued base salary earned through September 15, 2016 in the amount of $349,329, was due on demand, together with accrued interest at 4.5% APR. The second note represented previously accrued base salary earned through June 30, 2017 in the amount of $87,532, was due on demand, together with accrued interest at 4.5% APR. On December 24, 2018, and in connection with the Company’s acquisition of Advanced Cement Sciences LLC, the Company’s president and chief executive officer agreed to relinquish the previous respective rights of conversion on these two notes. In June 2019, the Company issued a warrant for a total of 170,009 shares of the Company’s Series RX-3 preferred stock in exchange for the $436,861 of debt owed for the two notes, inclusive of accrued interest (total $489,566). In addition, the Company issued a warrant for a total of 41,724 shares of the Company’s Series RX-3 preferred stock in exchange for previously accrued base salary earned through December 31, 2018 in the amount of $117,327, inclusive of accrued interest (total $120,150). See Note 10.

As of June 30, 2019, the Company’s controller previously held two notes issued by the Company. The first note represented previously accrued base salary earned through September 15, 2016 in the amount of $134,604, was due on demand, together with accrued interest at 4.5% APR. The second note represented previously accrued base salary earned through June 30, 2017 in the amount of $28,010, was due on demand, together with accrued interest at 4.5% APR. On December 24, 2018, and in connection with the Company’s acquisition of Advanced Cement Sciences LLC, the Company’s controller agreed to relinquish the previous respective rights of conversion on these two notes. In June 2019, the Company issued a warrant for a total of 63,291 shares of the Company’s Series RX-3 preferred stock in exchange for the $162,614 of debt owed for the two notes, inclusive of accrued interest (total $182,413). In addition, the Company issued a warrant for a total of 18,515 shares of the Company’s Series RX-3 preferred stock in exchange for previously accrued base salary earned through December 31, 2018 in the amount of $52,108, inclusive of accrued interest (total $53,362). See Note 10.

As of June 30, 2019, an independent contractor who had been the president of one of EcoSmart’s divisions prior to the merger with the Company, who is also shareholder of the Company, previously held one convertible note representing accrued earnings in the amount of $25,700. In June 2019, the Company issued the holder of the note a warrant for a total of 58,006 shares of the Company’s Series RX-2 preferred stock in exchange for $25,700 of debt owed, inclusive of accrued interest (total $29,003). See Note 10.

During the six months ended June 30, 2019 and 2018, the Company recorded revenue for sales to related parties (also minority shareholders) in the amount of $29,077 and $54,780, respectively. For the six months ended June 30, 2019, one related party accounted for approximately 9% of Company revenue, a second related party accounted for approximately 8%, and, as a group, the sales to related parties accounted for approximately 17% of Company revenues. These revenues are recorded as revenue, related party on the Company’s Condensed Consolidated Statements of Operations.

NOTE 13 – DISCONTINUED OPERATIONS

As of June 30, 2019 and December 31, 2018, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011. See Note 1.

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

Management Overview

In addition to planning a major rebranding initiative of our coatings business, which is now underway, a key focus of management during the six months ended June 30, 2019 centered on our continuing pursuit of relationships with potentially key strategic business development partners and potential distributors and/or resellers of our RexPro products. To varying degrees, these relationships were pursued in order to establish, further develop, and/or expand our coatings market share within our most highly targeted verticals, including interior flooring and exterior tile, paver and hardscape products (inclusive of vinyl composition tile flooring [“VCT”]), heavy trucks and construction equipment, boats and other marine vessels, automobiles and motorcycles, and industrial and residential HVAC units. Throughout the six months ended June 30, 2019, management was, as it has continued to be and expects for the foreseeable future to be, committed to securing and solidifying foundational relationships within each of these markets.

During the first half of the six months ended June 30, 2019, and, with an interest in raising immediate cash while simultaneously seizing on an opportunity to free up management to focus our scarce financial and human resources on other vertical market opportunities, management continued discussions with a third-party consumer marketing group regarding the possibility of assigning all of our then-existing proprietary (patent) rights to our automobile and motorcycle coatings products, which features restorative properties for the exteriors of these vehicles, as well as a unique ability to preserve and protect those surfaces. In February 2019, and following extensive negotiations, a transaction was consummated with this group in which we received immediate, non-recurring revenue of $150,000. Although there can be no assurance, it is management’s current expectation that the group to which we assigned this formula intends to begin private-labeling the product commencing sometime during the latter half of 2019 or first quarter of 2020, and that we will likely benefit thereafter for an indeterminate period from ongoing, fixed-price recurring revenue at what we believe will constitute reasonably acceptable gross profit margin levels based on our continued contract manufacturing of it for them.

For the six months ended June 30, 2019, and after making a variety of strategic determinations during the year ended December 31, 2018, management continued to develop a substantial revision to our going-forward business plan pursuant to which our RexPro interior flooring and exterior tile, paver and hardscape line of coatings products will be the focal point of our resource allocation and operations moving forward. As further detailed in the Business Section of our Annual Report on Form 10-K filed on April 16, 2019, our determination to focus on this line encompasses not only our product manufacturing and distribution operations, but also very pointed initiatives in the direction of building a thriving applications services contracting business to both complement and support our product sales as well as stand alone as a major, independently productive part of our business and organization. This strategic determination to vertically integrate a select aspect of our existing business, and the resultant material change in our going-forward business plan, were arrived at on the basis of extensive observations made, data accumulated, market insights developed, and related conclusions reached, in each case by management over the past several years. Although there can be no assurance, we believe that our recent shift in business direction, when coupled with our very strong, proprietary products, positions us very favorably to realize rapid growth and achievement of internally-established financial objectives, both near-and long-term.

Furthermore, during the six months ended June 30, 2019, management, along with our third-party applicator group and distribution partners per the exclusive distribution agreements entered into during the year ended December 31, 2018, invested considerably in pursuing product development and commercialization initiatives aimed at our industrial and residential HVAC equipment coatings products. Our RexPro HVAC coating serves as a layer of protection from corrosion, including in salt water, acid, alkaline, chemical and similarly harsh environments, and from clogging impairments occasioned by airborne mold, pollen, dust, and soot particulates. Substantial testing in this area by independent groups has been conducted and shown that, over time, a significant correlation can be identified between the natural oxidation and restricted airflow resulting from dirt build-up on the condenser coils of HVAC units, on the one hand, and performance efficiency loss factor on the units, on the other, especially those operating in relatively humid or otherwise harsh climates. In addition to protection from basic operational malfunction, use of our RexPro HVAC coatings enables unit owners to enjoy reduced maintenance requirements as well as increased energy efficiency via a reduction in net kilowatt hours, which translates to a reduction in energy consumption costs of up to 15% over the life of a subject condensing unit. For the six months ended June 30, 2019, we realized an additional $31,000 in revenue from this group for sales of our product that we continue to manufacture for them on a fixed-price, recurring basis with what we deem to be reasonably acceptable gross profit margins, as well as a pre-payment of approximately $10,000 for our HVAC products that will likely be shipped and recognized as revenue during the third quarter of 2019. Although there can be no assurance, we expect for the foreseeable future to continue selling to this group product we manufacture for them at established prices. Through this group, our RexPro HVAC coatings are increasingly being featured on units manufactured by Carrier, Bryant, Daikin, Panasonic, Rheem, Trane, and Ruud, among others, in countries including Mexico, Dominican Republic and the United States including Puerto Rico.

Regarding ACS, a major shift in our plans occurred during the year ended December 31, 2018 and continued for the six months ended June 30, 2019. On December 24, 2018, in large part in order to preserve the opportunity afforded by ACS despite our recent determination to continue to restrict further investment in it for the time being, we acquired from the other holders of equity interests in ACS the 68.95% economic interests not previously owned by us, resulting in our owning 100% of this asset. As has been repeatedly disclosed by us in previous filings, since September of 2016, and until recently, we had been allocating increasing amounts of our financial and human resources to the development of ACS’s business and its line of proprietary admixtures for ultra-lightweight, high strength concrete and high-performance stucco products. Previous resource allocations for ACS centered primarily around technology development and testing, manufacturing, and related systems. While several accomplishments were achieved, due to an increasing unavailability of company financial resources and resultant pressures in meeting obligations, management, forced with difficult decisions regarding alternative options for the allocation of scarce capital, determined to substantially reduce further investment for the foreseeable future in ACS, a trend we expect to continue unless and until our financial condition substantially improves. Although there can be no assurance, and subject to a variety of as yet unresolved issues and challenges, we do continue to believe that the ACS technology and products represent a potentially very promising future business opportunity for us. To date, however, ACS has yet to achieve any meaningful degree of sales traction for any of its product lines and, to date, sales have been very limited and deliberately targeted towards customers that view their use of the product as part of a series of final-stage, semi-pilot projects. Despite meaningful efforts towards enabling ACS’s ability to readily provide evidence of product compliance with existing building codes and related industrial standards within identified markets, moreover, and towards its ability to readily demonstrate product workability and efficacy through showcase projects, positive customer experiences, and industry expert references and endorsements within such markets, many of these and related targeted objectives have yet to have been achieved and much remains to be done in terms of ACS’s product commercialization broadly.

Finally, during the six months ended June 30, 2019, and company-wide, management remained focused on three primary areas identified as keys to our near-term viability, growth and prosperity. One such area was revenue generation, as effected through the formalization of various distribution and licensing relationships that we had been pursuing over time along with new product introductions. A second area was the maximization of cash flow and return on existing assets, as effected through the refinement of internal production operations and throughput efficiencies. A third area was corporate finance, and specifically the raising of capital necessary to bridge shortfalls in available cash, for both operational and capital investment purposes, through to the point, which unfortunately was never reached, at which working capital and cash reserve levels would have been sufficient to be self-sustaining, and which was accomplished during the six months ended June 30, 2019 and the year ended December 31, 2018 almost exclusively through the sales of various assets or exclusive distribution rights involving assets.

Additionally in terms of corporate finance, in June 2019, the Company entered into a series of related Securities Exchange Agreements and Securities Purchase Agreements with then Company debtholders by which management effectively restructured what had been an aggregate of $3,714,485 in outstanding debt on the Company’s balance sheet and leaving in its stead only a combination of a newly authorized series of convertible preferred stock and warrants to acquire two separate but also recently authorized series’ of convertible preferred stock. As further detailed in the Company’s Current Report on Form 8-K filed on June 12, 2019, these transactions represented a deliberate and carefully planned initiative by the Company’s management aimed at significantly increasing the strength of our balance sheet by eliminating 82% of our previously existing debt and relief from the resulting and mounting financial vulnerability and stress to which the Company had become increasingly exposed in recent years.

Results of Operations for Quarters Ending June 30, 2019 and June 30, 2018

The following tables summarize our results of operations for the three and six months ended June 30, 2019, as well as for the comparative period ended June 30, 2018.

Statements of Operations for Six Months Ended June 30,	2019	2018	Change
Net revenues	$169,949	$177,792	$(7,843)
Cost of sales	(57,392)	(48,455)	(8,937)
Gross profit	112,557	129,337	(16,780)
Sales, marketing and general and administrative expenses	(269,833)	(516,143)	246,310
Research and development	(16,106)	(136,097)	119,991
Total operating expenses	(285,939)	(652,240)	366,301
Loss from operations	(173,382)	(522,903)	349,521
Other expenses, net	(119,337)	(146,743)	27,406
Gain on intangible asset	150,000	—	150,000
Gain on debt settlement	34,925	—	34,925
Gain on restructuring of service-related obligations	1,580,167	—	1,580,167
Income (loss) before income taxes	1,472,373	(669,646)	2,142,019
Income tax (provision)	—	—	—
Net income (loss) from operations	$1,472,373	$(669,646)	$2,142,019
Loss attributable to non-controlling interest	—	80,086	(80,086)
Net income (loss) attributable to Findex.com, Inc.	$1,472,373	$(589,560)	$2,061,933

Statements of Operations for Three Months Ended June 30,	2019	2018	Change
Net revenues	$88,212	$91,619	$(3,407)
Cost of sales	(31,446)	(25,567)	(5,879)
Gross profit	56,766	66,052	(9,286)
Sales, marketing and general and administrative expenses	(113,916)	(267,518)	153,602
Research and development	(6,820)	(71,536)	64,716
Total operating expenses	(120,736)	(339,054)	218,318
Loss from operations	(63,970)	(273,002)	209,032
Other expenses, net	(56,799)	(85,970)	29,171
Gain on debt settlement	34,925	—	34,925
Gain on restructuring of service-related obligations	1,580,167	—	1,580,167
Income (loss) before income taxes	1,494,323	(358,972)	1,853,295
Income tax (provision)	—	—	—
Net income (loss) from operations	$1,494,323	$(358,972)	$1,853,295
Loss attributable to non-controlling interest	—	39,477	(39,477)
Net income (loss) attributable to Findex.com, Inc.	$1,494,323	$(319,495)	$1,813,818

Elaborated on to varying degrees below, the differing results of operations year-over-year are primarily attributable to the following for the three and six months ended June 30, 2019:

▪	a slight decrease in net revenues resulting primarily from there having been (i) a period during the six months ended June 30, 2018 when we were deriving revenue from not only our prior distribution partner but also a new HVAC distribution partner, and (ii) a greater-than-normal sales volume for our heavy equipment coatings products during the six months ended June 30, 2018, offset in the aggregate to some degree, however, by a marginal increase in sales for the six months ended June 30, 2019 in our interior flooring and exterior tile, paver and hardscape coatings products coupled with developing, though modest, revenues from our initial foray into application services;
▪	a decrease in gross profit margin attributable to the prepayment of finished goods inventory of our HVAC coatings products by our HVAC third-party applicator group and distribution partners in anticipation of future product sales;
▪	a decrease in our general and administrative costs resulting from a decrease in travel expenditures and total personnel costs following a reduction in staff coupled with our decreased reliance on the use of outside contractors, in each case based on deliberate and necessary cost-saving initiatives for both our RexPro and ACS divisions;
▪	a significant decrease in research and development expense due to:
▪ a strategic determination to reduce our ACS-specific, outside contracting workforce, and
▪ in correlation a reduction of the space utilized for ACS’s research and development operations leading to less rental expense being reclassified as research and development expense;
▪	a decrease in interest expense due to a very significant decrease in total outstanding indebtedness resulting from our debt restructuring initiative completed in May 2019;
▪	a gain recognition on intangible assets resulting from the sale of a patent owned by the Company, together with certain related and proprietary trade secret information, the subject of which is a process for producing a certain coating product usable on automobiles and motorcycles, among other potential surfaces;
▪	a gain on debt settlement resulting from our debt restructuring initiative, which included, among many other transactions, the settling of a note payable with an investor who was neither a related party nor a shareholder of the Company; and
▪	a substantial and highly material gain realized on the derivative-based restructuring of certain service-related obligations owed to various directors and current and former employees, as well as outside professional consultants.

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

Revenues

The following is certain detail from and built into the revenue related line items of our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2019, as well as for the comparative period ended June 30, 2018.

					Change
Revenues from Operations for Six Months Ended June 30,	2019	% to Sales	2018	% to Sales	$	%
Revenues	$140,972	83%	$123,412	69%	$17,560	14%
Revenues related parties	29,077	17%	54,780	31%	(25,703)	47%
Gross Revenues	170,049	100%	178,192	100%	(8,143)	5%
Less estimated sales returns and allowances	(100)	0%	(400)	0%	300	75%
Net revenues	$169,949	100%	$177,792	100%	$(7,843)	4%

					Change
Revenues from Operations for Three Months Ended June 30,	2019	% to Sales	2018	% to Sales	$	%
Revenues	$74,787	85%	$62,367	68%	$12,420	20%
Revenues related parties	13,425	15%	29,652	32%	(16,227)	55%
Gross Revenues	88,212	100%	92,019	100%	(3,807)	4%
Less estimated sales returns and allowances	—	0%	(400)	0%	400	100%
Net revenues	$88,212	100%	$91,619	100%	$(3,407)	4%

The differing results of our net revenues are primarily attributable to the following for the three and six months ended June 30, 2019:

▪	a slight decrease in net revenues resulting primarily from there having been (i) a period during the six months ended June 30, 2018 when we were deriving revenue from not only a former major HVAC vertical distribution affiliate but also a newer HVAC distribution partner that ended up replacing the former, a circumstance that was non-recurring during the corresponding period in 2019, and (ii) a greater-than-normal sales volume for our heavy equipment coatings products during the six months ended June 30, 2018, unmatched during the corresponding period in 2019, offset in the aggregate to some degree, however, by a marginal increase in sales in our interior flooring and exterior tile, paver and hardscape coatings products coupled with developing, though modest, revenues from our initial foray into applications services;
▪	a lack of revenue more generally attributable to the non-availability of marketing and sales working capital allocations which were, as they remain, severely constrained and extremely limited throughout the first six months of 2019; and
▪	a decrease in net revenues from related parties within our industrial and residential HVAC coating products based on our gradual disassociation from a former distributor during the early part of the second quarter of 2018, which distributor had been a related party (though this decrease was more than offset by an upsurge in sales in this same vertical through a separate, developing distribution relationship with another third-party applicator group, which has since become a key distribution partner of ours.

By vertical market, our revenues during the six months ended June 30, 2019 and 2018 broke out as follows:

Revenue by Vertical Market for Six Months Ended June 30,	2019	2018	Change	%
Interior Flooring/Exterior Hardscape	$84,257	$74,904	$9,353	12%
HVAC/Related Equipment	38,919	60,425	(21,506)	36%
Heavy Equipment	29,272	31,334	(2,062)	7%
Applications Services	13,558	---	13,558	0%
Other	3,943	11,129	(7,186)	65%
Net revenues	$169,949	$177,792	$(7,843)	4%

The differing results of our net revenues by vertical market are primarily attributable to the following for the six months ended June 30, 2019:

▪	an increase in our interior flooring and exterior tile, paver and hardscape coatings for the six months ended June 30, 2019 attributable to:
▪ an increase in the sale of our V-Shield™ coating, principally as a result of its having been used on an applications job for a United States Veteran’s Administration hospital;
▪ an increase in our interior flooring coatings, one SKU of which was being applied in multiple bathrooms at different Wegman’s grocery store chain outlets; and
▪ an increase in our interior flooring coatings sold through a Canadian distributor of ours;
▪	a modest decline in net revenues resulting in part from there having been a period during the six months ended June 30, 2018 when we were deriving revenue from not only a former major HVAC vertical distribution affiliate but also a newer HVAC distribution partner that ended up replacing the former, a circumstance that was non-recurring during the corresponding period in 2019;
▪	a greater-than-normal sales volume for our heavy truck and construction equipment coatings products during the six months ended June 30, 2018, unmatched during the corresponding period in 2019, attributable to one of our customers having placed several unusually large orders during the first quarter of 2018, which was not subsequently repeated but rather replaced in May 2018 by their issuance of a standing and recurring monthly purchase order; and
▪	an increase in our application services for the six months ended June 30, 2019 as we began to ramp up initiatives in the direction of building our planned applications services contracting business.

For the six months ended June 30, 2019, one shareholder/related party, who specializes in applying our flooring and exterior tile, paver and hardscape coatings, accounted for approximately 9% of our revenue, and a second shareholder/related party, who also specializes in applying our interior flooring and exterior tile, paver and hardscape coatings, accounted for 8% of our revenue. As a group, the sales to shareholders/related parties accounted for approximately 17% of our revenues with a majority of the revenues derived from our interior flooring and exterior tile, paver and hardscape coatings.

During 2018, we entered into an exclusive North American and Caribbean distribution rights agreement for the HVAC and refrigeration vertical markets for our coatings with a third-party applicator group from which we received immediate non-recurring, amortized (non-realized) revenue of $190,000. We determined that the associated revenue would be recognized over the period of thirty years as the agreements for the sale of the distribution rights also called for us to continue to produce and manufacture the product for our counter-party over the term of the agreement. For the six months ended June 30, 2019, we recognized contract liability in the amount of $183,889 and revenue in the amount of $3,167 from such sale of distribution rights.

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

Cost of Sales

The following is certain detail from and built into the cost of sales related line items of our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2019, as well as for the comparative period ended June 30, 2018.

					Change
Cost of Sales for Six Months Ended June 30,	2019	% of Sales	2018	% of Sales	$
Direct costs	$45,316	27%	$36,296	20%	$9,020
Royalties	1,409	1%	1,373	1%	36
Freight-out	10,667	6%	10,786	6%	(119)
Cost of sales	$57,392	34%	$48,455	27%	$8,937

					Change
Cost of Sales for Three Months Ended June 30,	2019	% to Sales	2018	% to Sales	$
Direct costs	$24,761	28%	$19,148	21%	$5,613
Royalties	604	1%	833	1%	(229)
Freight-out	6,081	7%	5,586	6%	495
Cost of sales	$31,446	36%	$25,567	28%	$5,879

Cost of sales consists primarily of direct costs, royalties accrued to providers of intellectual property, and the costs associated with reproducing, packaging, and shipping our products. The increase in cost of sales as a percentage of net revenues for the six months ended June 30, 2019 is attributable to the prepayment of finished goods inventory of our HVAC coatings products by our HVAC third-party applicator group and distribution partners in anticipation of future product sales as well as a slight increase in royalties that are associated with the increase in our interior flooring and exterior tile, paver and hardscape coatings sales which carry a small royalty obligation.

The differing gross margins by our vertical markets are shown below:

Gross Margin by Vertical Market	Gross Margin %
Interior Flooring/Exterior Hardscape	86.32%
HVAC/Related Equipment	40.51%
Heavy Equipment	81.68%
Marine	86.13%

The high gross margins in our interior flooring and exterior tile, paver and hardscape coatings was a key point when management determined to shift to our new long-term strategic plans to vertically integrate into the applications services market. The amount of physical product used in periodic maintenance process is a relatively minor component in the overall cost of applications services and the overwhelming volume of gross revenue in this industry goes to those performing the applications of such products. As illustrated above, we have extremely high gross margins in all areas except for the HVAC and related equipment coatings market. This is directly due to the exclusive distribution and brand license agreement we entered into in June 2018. Per the agreement, we continue to produce and manufacture the product for our counter-party over the term of the 30-year agreement; however, the product is sold to our distribution partner at a reduced rate per gallon of product. For the six months ended June 30, 2019, we experienced a decrease in the gross margins our HVAC vertical market of 1.19% from 41.70% for the year ended December 31, 2018 to 40.51% for the six months ended June 30, 2019. This decrease, which management believes is temporary, was the result of an immediate need for a particular raw material, which had we had the ability to wait for an influx of supply 4-6 weeks out, we could have purchased the raw material at our normally lower price; however, due to the time constraint and quick turnaround for the requested HVAC finished good coatings product, we were obligated to purchase the raw material at a higher price. Although, there can be no assurance, management believes this again is temporary and has put into place additional safeguards for this and all of our other raw materials.

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

Sales, General and Administrative

The following is certain detail from and built into the SG&A related line items of our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2019, as well as for the comparative period ended June 30, 2018.

					Change
Sales, General and Administrative Costs for Operations for Six Months Ended June 30,	2019	% of Sales	2018	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$2,657	2%	$4,314	2%	$(1,657)	38%
Sales commissions	4,525	3%	6,419	4%	(1,894)	30%
Total sales and marketing	7,182	5%	10,733	6%	(3,551)	33%
Personnel costs	118,456	70%	329,834	186%	(211,378)	64%
Research and development	16,106	9%	136,097	77%	(119,991)	88%
Professional fees	40,153	24%	76,584	43%	(36,431)	48%
Travel and entertainment costs	6,644	4%	25,000	14%	(18,356)	73%
Rent	37,651	22%	22,934	13%	14,717	64%
Other general and administrative costs	59,747	35%	51,058	29%	8,689	17%
Total general and administrative	278,757	164%	641,507	361%	(362,750)	57%
Total sales, marketing, general and administrative	$285,939	168%	$652,240	367%	$(366,301)	56%

					Change
Sales, General and Administrative Costs for Operations for Three Months Ended June 30,	2019	% of Sales	2018	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$1,196	1%	$2,384	3%	$(1,188)	50%
Sales commissions	(3,503)	4%	5,462	6%	(8,965)	164%
Total sales and marketing	(2,307)	3%	7,846	9%	(10,153)	129%
Personnel costs	40,125	45%	165,039	180%	(124,914)	76%
Research and development	6,820	8%	71,536	78%	(64,716)	90%
Professional fees	27,623	31%	39,200	43%	(11,577)	30%
Travel and entertainment costs	3,304	4%	14,712	16%	(11,408)	78%
Rent	18,826	21%	12,507	14%	6,319	51%
Other general and administrative costs	26,345	30%	28,214	31%	(1,869)	7%
Total general and administrative	123,043	139%	331,208	362%	(208,165)	63%
Total sales, marketing, general and administrative	$120,736	137%	$339,054	370%	$(218,318)	64%

Our research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs, such as those associated with facilities leasing and related overhead. For labor costs and costs of outside consultants, we record the research and development costs as a reduction against either personnel costs or contract services. For facilities leasing related expenses, we record the research and development costs as a reduction against rent. For the three and six months ended June 30, 2019, we reclassified to research and development approximately $3,000 and $7,000, respectively, from total personnel costs and approximately $3,000 and $6,000, respectively, from rent. Comparatively, for the three and six months ended June 30, 2018, we reclassified to research and development approximately $18,000 and $45,000, respectively, from total personnel costs and approximately $6,000 and $11,000, respectively, from rent.

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the six months ended June 30, 2019:

▪	a decrease in total sales and marketing expenditures resulting from reduced marketing materials production requirements year over year coupled with a decrease in sales commissions paid out due to an over-accrual error in commissions tied to our interior flooring and exterior tile, paver and hardscape coatings sales;
▪	a an overall decrease in total personnel costs, after adjustments of reclassified wages for research and development, stemming from a required decrease in our staff and use of outside contractors based on our company-wide cost-saving initiatives as well as the lack of available company financial resources to retain a broader full-time staff;
▪	a decrease in research and development expense resulting from a strategic determination to reduce our ACS-specific, outside contracting workforce and the required rental space for ACS research and development operations;
▪	a decrease in professional services resulting mainly from a decrease in independent business development contracting services as well as a decrease, by way of verbal agreement, in the fees normally accrued for our board of directors due to continuing financial constraints coupled with a Company-wide understanding that the continued accrual of such fees would be a counter-productive measure against the backdrop of the otherwise sweeping initiatives being pursued by the Company to lessen crippling liabilities;
▪	a decrease in travel and entertainment expenses due to a curtailing (at least temporarily) of trips being needed to continue our initiatives surrounding the development of ACS;
▪	an increase in rent for the six months ended June 30, 2019 as the space utilized and dedicated specifically to ACS’s research and development operations was scaled back during the later half of 2018 due to the lack of available company financial resources coupled with ACS’s lack of near-term prospects for generating material revenue (resulting in smaller adjustments of reclassified rent); and
▪	an overall increase in our general and administrative costs mainly due to an increase in fees required by our secretary of state.

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

Gain on Intangible Asset

In February 2019, we sold, for $150,000 in cash to an unaffiliated private company, a patent then owned by the Company, together with certain related and proprietary trade secret information, the subject of which is a process for producing a certain coating product usable on automobiles and motorcycles, among other potential surfaces . We did not have a value assigned to the intangible assets consisting of the patent and proprietary trade secret information, and as a result, we recognized a gain on intangible asset of $150,000 on our Condensed Consolidated Statement of Operations for the six months ended June 30, 2019.

Gain on Debt Settlement

In June 2019, the Company finalized a broad-based debt restructuring initiative with our then debtholders. One such debtholder, who was not a shareholder; and therefore, who did not constitute a related party, agreed to settle such note in exchange for the Company’s Series RX-1 preferred stock. This transaction triggered the recognition of a gain by us on debt settlement in the amount of $34,925 on our Condensed Consolidated Statement of Operations for the six months ended June 30, 2019.

Gain on Derivative-Based Restructuring of Service-Related Obligations

In June 2019, pursuant to certain securities exchange agreements and securities purchase agreements between the Company and certain of our directors and current and former employees, and in exchange for an aggregate $490,658 in debt owed to such parties as of such dates, inclusive of accrued interest, (a portion of which debt had been convertible into Company common stock in accordance with its stated terms and the remainder of which had not), the Company issued to such individuals warrants to purchase a total of 981,316 shares of Company Series RX-2 preferred stock at a price per share of $0.50. Also in June 2019, pursuant to certain securities exchange agreements and securities purchase agreements between the Company and certain of our outside professional consultants and employees, and in exchange for an aggregate $1,397,647 in debt owed to such parties as of such dates, inclusive of accrued interest, (a portion of which debt had at one point in time been convertible into Company common stock in accordance with its stated terms and the remainder of which had not), the Company issued to such individuals warrants to purchase a total of 481,212 shares of Company Series RX-3 preferred stock at a price per share of $5.00. In connection with this serial restructuring of service-related obligations taken as a whole, and based on the relevant accounting guidance, we recognized a gain on restructuring of service-related obligations of $1,580,167 on our Condensed Consolidated Statement of Operations for the six months ended June 30, 2019.

Income Taxes

As of June 30, 2019 and December 31, 2018, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” accounting criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine at some point that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes raw materials procurement, production personnel, service applications personnel, the ongoing internal development of new products and expansion and upgrade of existing products, marketing and sales, and executive salaries and insurance benefit obligations. Cash generated through our current operations may not prove sufficient to sustain such operations, and our pursuit of an aggressive growth plan, as currently exists, will likely require funding from outside sources. (See Note 2 – Going Concern.) Funding from outside sources may include but is not limited to the pursuit of other financing options such as commercial loans or public or private sales of securities, including common stock, preferred stock and/or convertible notes or debentures. The Company’s cash on hand as of June 30, 2019 was insufficient to support our operations for the next twelve months.

Working Capital	June 30, 2019	December 31, 2018
Current assets	$61,295	$43,498
Current liabilities	$884,974	$4,519,823
Accumulated deficit	$7,494,317	$8,966,690

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no assurance of it remaining manageable.

Cash Flows for Six Months Ended June 30,	2019		2018		Change	%
Cash flows used in operating activities		$(139,885)		$(87,800)	$(52,085)	59%
Cash flows provided in investing activities		$150,000	$	---	$150,000	0%
Cash flows provided by financing activities	$	---		$140,000	$(140,000)	100%

Net cash used in operating activities for the six months ended June 30, 2019 and 2018, consisted mainly of payments for personnel, inventory purchases, vendor payments and other operating expenses.

Net cash provided in investing activities for the six months ended June 30, 2019, resulted from the sale of a patent then owned by the Company for $150,000 in cash to an unaffiliated private company.

For the six months ended June 30, 2019, we did not have proceeds by financing activities. Comparatively, for the six months ended June 30, 2018, cash provided by financing activities was mainly the result of proceeds from the sale of common stock as well as proceeds from the sale of note payables to related parties.

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

Discontinued Operations

As of June 30, 2019 and December 31, 2018, the Company has presented $114,368 of accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q June 30, 2019, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the six months ended June 30, 2019, and to the best knowledge of our officers and directors, there are no pending material legal proceedings to which we were a party and none are threatened or contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2019, there were no reportable events under this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

For the period ended June 30, 2019, we are in default under a certain unsecured term note to a former shareholder in the total amount of approximately $62,000. The arrearage as of such date was $28,783, plus interest. In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2019, there were no reportable events under this Item 5.

ITem 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

No.	Description of Exhibit
2.1	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings, Inc. dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

2.2	Agreement and Plan of Merger by and among Findex.com, Inc., EcoSmart Acquisition Corp. EcoSmart Surface & Coating Technologies, Inc., and The Renewable Corp. dated July 23, 2014, incorporated by reference to Exhibit 2.1 on Form 8-K filed July 29, 2014.

3(i).1	Restated Articles of Incorporation of Findex.com, Inc. dated June 1999 incorporated by reference to Exhibit 3.1 on Form 8-K filed March 15, 2000.

3(i).2	Amendment to Articles of Incorporation of Findex.com, Inc. dated November 10, 2004 incorporated by reference to Exhibit 3(i).2 on Form 10-QSB filed November 10, 2004.

3(i).3

Amendment to Articles of Incorporation of Findex.com, Inc. by way of Certificate of Designation of Series MX Convertible Preferred Stock dated June 30, 2014, incorporated by reference to Exhibit 4.1 on Form 8-K filed July 29, 2014.

3(i).4	Amendment to Articles of Incorporation of Findex.com, Inc. by way of Certificate of Designation of Series RX-1 Convertible Preferred Stock dated May 24, 2019 incorporated by reference to Exhibit 3.1 on Form 8-K filed May 31, 2019.

3(i).5	Amendment to Articles of Incorporation of Findex.com, Inc. by way of Certificate of Designation of Series RX-2 Convertible Preferred Stock dated May 31, 2019 incorporated by reference to Exhibit 3.1 on Form 8-K filed June 7, 2019.

3(i)6	Amendment to Articles of Incorporation of Findex.com, Inc. by way of Certificate of Designation of Series RX-3 Convertible Preferred Stock dated May 31, 2019 incorporated by reference to Exhibit 3.2 on Form 8-K filed June 7, 2019.

3(ii).1	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10	Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28	Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2012.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Binding Letter of Intent between Findex.com, Inc. and the Renewable Corporation dated October 29, 2013, incorporated by reference to Exhibit 10.38 on Form 8-K filed on November 4, 2013.

10.39	Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

10.40	Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

10.45	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Bo Inge Hakan Gimvang dated March 3, 2015, incorporated by reference to Exhibit 10.45 on Form 10-K filed on April 15, 2015.

10.46	Loan Modification Agreement and Promissory Note dated March 2, 2015, incorporated by reference to Exhibit 10.46 on Form 10-K filed on April 15, 2015.

10.47	Business development consulting agreement by and among Findex.com, Inc. and J.N.B., LLC. dated November 10, 2015, incorporated by reference to Exhibit 10.47 on Form 10-Q filed on November 16, 2015.

10.48	Manufacturing and distribution joint venture agreement by and among Findex.com, Inc. and Nanotech Materials LLC dated August 17, 2016.

10.49	Operating agreement by and among Findex.com, Inc. and Advanced Nanofibers LLC dated September 14, 2016.

10.50	Securities Exchange Agreement, dated December 24, 2018 by and between the Company and Nanotech Fibers LLC, incorporated by reference to Exhibit 10.50 on Form 8-K filed on December 31, 2018.

10.51	Securities Exchange Agreement, dated December 24, 2018 by and between the Company and Sweet Swing Holdings, LLC, incorporated by reference to Exhibit 10.51 on Form 8-K filed on December 31, 2018.

10.52	Securities Exchange Agreement, dated December 24, 2018 by and between the Company and Octiller International, LLC, incorporated by reference to Exhibit 10.52 on Form 8-K filed on December 31, 2018.

10.53	Securities Exchange Agreement, dated December 24, 2018 by and between the Company and John Wachtel, incorporated by reference to Exhibit 10.53 on Form 8-K filed on December 31, 2018.

10.54	Relinquishment of Debt Conversion Rights, dated December 24, 2018 by and between the Company and Steven Malone, incorporated by reference to Exhibit 10.54 on Form 8-K filed on December 31, 2018.

10.55	Relinquishment of Debt Conversion Rights, dated December 24, 2018 by and between the Company and Steven Malone, incorporated by reference to Exhibit 10.55 on Form 8-K filed on December 31, 2018.

10.56	Relinquishment of Debt Conversion Rights, dated December 24, 2018 by and between the Company and Micki Malone, incorporated by reference to Exhibit 10.56 on Form 8-K filed on December 31, 2018.

10.57	Technology Contribution & Assignment Agreement, dated February 6, 2018 by and between Advanced Cement Sciences, LLC (formerly Advanced Nanofibers LLC) and Matthew R. Piazza, incorporated by reference to Exhibit 10.57 on Form 8-K filed on December 31, 2018.

10.58	Patent & Trade Secret Assignment Agreement, dated February 3, 2019 by and between the Company and Ducora, Inc., incorporated by reference to Exhibit 10.58 on Form 8-K filed on February 7, 2019.

10.59	Series RX-1 Securities Exchange Agreement incorporated by reference to Exhibit 10.1 on Form 8-K filed on June 12, 2019.

10.60	Series RX-2 Securities Exchange Agreement incorporated by reference to Exhibit 10.2 on Form 8-K filed on June 12, 2019.

10.61	Series RX-2 Securities Purchase Agreement incorporated by reference to Exhibit 10.3 on Form 8-K filed on June 12, 2019.

10.62	Series RX-2 Preferred Stock Purchase Warrant incorporated by reference to Exhibit 10.4 on Form 8-K filed on June 12, 2019.

10.63	Series RX-3 Securities Exchange Agreement incorporated by reference to Exhibit 10.5 on Form 8-K filed on June 12, 2019.

10.64	Series RX-3 Securities Purchase Agreement incorporated by reference to Exhibit 10.6 on Form 8-K filed on June 12, 2019.

10.65	Series RX-3 Preferred Stock Purchase Warrant incorporated by reference to Exhibit 10.7 on Form 8-K filed on June 12, 2019.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated August 19, 2019. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 19, 2019. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: August 19, 2019	By	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)