Form 10-Q
period 2019-09-30
FINDEX COM INC
filed 2019-11-12
CIK 1089061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At November 12, 2019 the registrant had outstanding 722,836,769 shares of common stock, of which there is only a single class.

FINDEX.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Findex.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$85,431	$1,821
Accounts receivable, net	4,644	9,371
Inventories, net	28,420	23,048
Other current assets	12,130	9,258
Total current assets	130,625	43,498
Property and Equipment, net	5,255	7,443
Intangible Assets, net	157,554	193,913
Total assets	$293,434	$244,854

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$286,736	$568,642
Accounts payable, related parties	23,690	65,150
Accrued royalties	73,888	71,947
Accrued payroll	15,748	198,144
Notes payable	28,783	328,783
Notes payable, convertible	—	25,000
Notes payable, related parties	40,000	926,475
Notes payable, related parties, convertible	—	1,327,450
Contract liability	9,200	191,569
Other current liabilities	68,538	702,295
Other current liabilities from discontinued operations	114,368	114,368
Total current liabilities	660,951	4,519,823
Commitments and Contingencies (Note 11)
Stockholders’ Deficit:
Preferred stock, Series RX-1, $.001 par value
1,500,000 shares authorized
1,418,615 and -0- shares issued and outstanding (liquidation value of $1,418,615)	1,419	—
Preferred stock, Series RX-2, $.001 par value
1,000,000 shares authorized
-0- and -0- shares issued and outstanding	—	—
Preferred stock, Series RX-3, $.001 par value
500,000 shares authorized
-0- and -0- shares issued and outstanding	—	—
Common stock, $.001 par value
900,000,000 shares authorized,
722,836,769 and 714,945,811 shares issued and outstanding, respectively	722,837	714,946
Additional paid-in capital	6,122,091	3,976,775
Accumulated deficit	(7,213,864)	(8,966,690)
Total Findex.com, Inc. stockholders’ deficit	(367,517)	(4,274,969)
Consolidated investee, non-controlling interest	—	—
Total stockholders’ deficit	(367,517)	(4,274,969)
Total liabilities and stockholders’ deficit	$293,434	$244,854

See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018

Revenues, net		$451,046		$69,392		$591,918		$192,404
Revenues related parties, net		843		4,913		29,920		59,693
Total revenues		451,889		74,305		621,838		252,097
Cost of sales		22,046		23,427		79,438		71,882
Gross profit		429,843		50,878		542,400		180,215
Other operating expenses:
Sales and marketing expenses		8,474		9,938		15,656		20,671
Professional fees		17,052		24,152		57,205		100,736
Personnel costs		62,848		148,169		181,304		478,003
Research and development		8,162		44,663		24,268		180,760
Rent		18,825		14,096		56,476		37,030
Other general and administrative expenses		29,385		30,036		95,776		106,094
Total operating expenses		144,746		271,054		430,685		923,294
Income (loss) from operations		285,097		(220,176)		111,715		(743,079)
Interest expense		(4,644)		(63,363)		(123,981)		(210,106)
Gain on sale of intangible asset		—		—		150,000		—
Gain on debt settlement		—		—		34,925		—
Gain on restructuring of service-related obligations		—		—		1,580,167		—
Net income (loss) before income taxes		280,453		(283,539)		1,752,826		(953,185)
Income tax provision		—		—		—		—
Net income (loss)		280,453		(283,539)		1,752,826		(953,185)
Net loss attributable to non-controlling interest		—		26,833		—		106,919
Net income (loss) attributable to Findex.com, Inc.		$280,453		$(256,706)		$1,752,826		$(846,266)

Basic net income (loss) per share	$	---	$	---	$	---	$	---
Diluted net income (loss) per share	$	---	$	---	$	---	$	---

Basic weighted average common shares outstanding		722,836,769		533,913,355		718,732,314		532,994,267
Diluted weighted average common shares outstanding		864,698,269		533,913,355		775,892,626		532,994,267

See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest in Variable Interest Entity	Total
	Shares	Amount	Shares	Amount

Balance as of December 31, 2018	—	$—	714,945,811	$714,946	$3,976,775	$(8,966,690)	$(0)	$(4,274,969)
Net loss	—	—	—	—	—	(21,950)	—	(21,950)
Balance as of March 31, 2019	—	$—	714,945,811	$714,946	$3,976,775	$(8,988,640)	$(0)	$(4,296,919)
Issuance of Common Shares for Converted Notes Payable	—	—	7,890,958	7,891	47,346	—	—	55,237
Issuance of Preferred Shares for Notes Payable	1,418,615	1,419	—	—	1,789,837	—	—	1,791,256
Exchange of Notes Payables for RX-2 Warrants to Purchase Preferred Shares	—	—	—	—	308,133	—	—	308,133
Net income	—	—	—	—	—	1,494,323	—	1,494,323
Balance as of June 30, 2019	1,418,615	$1,419	722,836,769	$722,837	$6,122,091	$(7,494,317)	$(0)	$(647,970)
Net income	—	—	—	—	—	280,453	—	280,453
Balance as of September 30, 2019	1,418,615	$1,419	722,836,769	$722,837	$6,122,091	$(7,213,864)	$(0)	$(367,517)

	Preferred Stock			Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest in Variable Interest Entity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2017	—	$—	525,951,417	$525,951	$4,167,189	$(7,706,052)	$(255,246)	$(3,268,158)
Sale of Common Shares for Cash - Private Investors	—	—	5,000,000	5,000	45,000	—	—	50,000
Issuance of Common Shares for Accounts Payable	—	—	2,900,000	2,900	26,100	—	—	29,000
Net loss	—	—	—	—	—	(270,065)	(40,609)	(310,674)
Balance as of March 31, 2018	—	$—	533,851,417	$533,851	$4,238,289	$(7,976,117)	$(295,855)	$(3,499,832)
Beneficial Conversion Discount on Issuance of Convertible Notes Payable	—	$—	—	$—	$25,000	$—	$—	25,000
Net loss	—	—	—	—	—	(319,495)	(39,477)	(358,972)
Balance as of June 30, 2018	—	$—	533,851,417	$533,851	$4,263,289	$(8,295,612)	$(335,332)	$(3,833,804)
Issuance of Common Shares for Services	—	—	94,394	95	655	—	—	750
Net loss	—	—	—	—	—	(256,706)	(26,833)	(283,539)
Balance as of September 30, 2018	—	$—	533,945,811	$533,946	$4,263,944	$(8,552,318)	$(362,165)	$(4,116,593)

See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018

Cash flows from operating activities:
Net income (loss)	$1,752,826	$(953,185)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	2,188	4,195
Amortization	36,359	35,635
Amortization of debt discount	—	25,000
Gain on sale of intangible asset	(150,000)	—
Gain on debt settlement	(34,925)	—
Gain on restructuring of service-related obligations	(1,580,167)	----
Stock issued for services	—	750
Changes in operating assets and liabilities
Decrease in accounts receivable	4,727	9,553
Increase in inventory	(5,372)	(7,225)
Increase in other current assets	(2,872)	(2,444)
Increase in accounts payable	133,863	150,403
Decrease in accounts payable, related parties	(41,460)	(8,386)
Increase in accrued royalties	1,941	2,027
Increase in accrued payroll	—	76,449
Increase in notes payable, related parties	—	20,000
Increase in notes payable, related parties, convertible	—	207,500
Decrease (increase) in contract liability	(182,369)	188,639
Decrease (increase) in other current liabilities	(1,129)	135,169
Net cash used in operating activities	$(66,390)	$(115,920)

Cash flows from investing activities:
Proceeds from sale of intangible asset	150,000	—
Net cash provided in investing activities	$150,000	$—

Cash flows from financing activities:
Proceeds from sale of common stock	—	50,000
Proceeds from issuance of notes payable, related parties	—	20,000
Proceeds from issuance of notes payable, related parties, convertible	—	70,000
Net cash provided by financing activities	$—	$140,000
Net increase in cash and cash equivalents	83,610	24,080
Cash and cash equivalents, beginning of period	1,821	3,179
Cash and cash equivalents, end of period	$85,431	$27,259

Supplemental cash flow information:
Interest paid	$—	$—
Cash paid for income taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Issuance of notes payable for accounts payable, related parties	$—	$137,500
Issuance of common stock for notes payable, related parties, convertible	$55,237	$—
Issuance of common stock as consideration for accounts payable	$—	$29,000
Conversion of notes payable to preferred stock	$2,099,389	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Findex.com, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

INTANGIBLE ASSETS OTHER THAN GOODWILL

The Company’s intangible assets consist of patents and trade secrets acquired from third parties, and are recorded at accumulated cost less amortization and impairments. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350-30, General Intangibles Other Than Goodwill, intangible assets with an indefinite useful life are not amortized. Intangible assets with a finite useful life are amortized on the straight-line method over the estimated useful lives, approximately 11 years. All intangible assets are tested for impairment annually during the fourth quarter. For the nine months ended September 30, 2019 and 2018, the Company did not recognize any impairment expense related to intangible assets. See Note 5.

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

From time to time, and where strategic determinations or economic considerations dictate, the Company also derives revenue from the sale of its intellectual properties (proprietary formulations) into select vertical markets. The Company continues to enhance and improve upon certain of its intellectual properties currently used in non-core vertical markets as well as develop new variations on its existing portfolio of intellectual properties. The determination of when the Company recognizes revenue is based on whether the following two criteria are met (i) the customer can benefit from the intellectual property either on its own or together with other resources that are readily available to the customer, and (ii) the Company’s promise to transfer the intellectual property is distinct within the context of the contract. In August 2019, the Company entered into an intellectual property sale and assignment agreement with a now exclusive worldwide HVAC distributor in exchange for a one-time cash payment of $200,000. The agreement includes a provision establishing a transitional manufacturing period of no less than six months during which the Company will continue to manufacture the product for the HVAC marketer and distributor at a predetermined, fixed-price per gallon. This agreement supersedes all prior agreements with the counter-party (specifically, the June 2018 and August 2018 agreements referenced in the immediately preceding paragraph), and, as such, triggers immediate recognition of the remaining contract liabilities under the previous distribution agreements. For the nine months ended September 30, 2019 and 2018, the Company recognized a contract liability in the amount of $0 and $188,639, respectively and revenue in the amount of $387,056 and $1,361, respectively from such sales of intellectual property and distribution rights. In addition, for the nine months ended September 30, 2019, the Company recognized additional contract liability in the amount of $9,200 as a result of advanced payments received from customers for performance obligations yet to be performed by the Company.

RESEARCH AND DEVELOPMENT

The Company’s research and development costs consist of labor directly associated with the development of projects and outside consultants, and indirect costs such as those associated with facilities use. For labor costs and costs of outside consultants, the Company records the research and development costs as a reduction against either personnel costs or professional fees. For facilities leasing related expenses, the Company records the research and development costs as a reduction against rent. For the nine months ended September 30, 2019 and 2018, the Company recognized $24,268 and $180,760, respectively, in research and development costs.

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

As of September 30, 2019, the Company has outstanding 1,418,615 shares of RX-1 Preferred Stock and -0- and -0-, respectively, shares of RX-2 Preferred Stock and RX-3 Preferred Stock. Furthermore, as of September 30, 2019, the Company has outstanding six warrants to purchase a total of 981,316 shares of RX-2 Preferred Stock and three warrants to purchase a total of 481,212 shares of RX-3 Preferred Stock. For the nine months ended September 30, 2019, no preferred stock warrants were exercised. See Note 10.

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

The calculations of net income per share for the nine months ended September 30, 2019 and 2018 excluded the impact of the following potential common shares as their inclusion would be anti-dilutive.

For the Nine Months Ended September 30,	2019	2018
Shares Issuable Upon Exercise of Outstanding Warrants - Series RX-2	98,131,600	—
Shares Issuable Upon Exercise of Outstanding Warrants - Series RX-3	481,212,000	—
Shares Issuable Upon Conversion of Outstanding Convertible Note Payables	—	298,510,401
Total weighted average anti-dilutive potential common shares	579,343,600	298,510,401

The Outstanding Warrants - Series RX-2 and RX-3 were excluded from diluted earnings per share because the contingencies in place to exercise and vest these shares did not take place and were not probable to occur as of September 30, 2019.

For the three and nine months ended September 30, 2019 and 2018 there were not adjustments to earnings for earnings per share calculations. Dilutive potential common shares were determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted-average Common Shares	722,836,769	533,913,355	718,732,314	532,994,267
Effect of Dilutive Securities:
Weighted-average of Shares Issuable Upon Conversion of Preferred Stock Series RX-1	141,861,500	—	57,160,311	—
Dilutive Potential Common Shares	864,698,269	533,913,355	775,892,626	532,994,267

DISCONTINUED OPERATIONS

As of September 30, 2019 and 2018, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011. There were no effects on the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019 and 2018. See Note 13.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. However, as of September 30, 2019, the Company had negative working capital of $530,326, an accumulated deficit of $7,213,864, a net income of $1,752,826 and cash used from operations of $66,390. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken several actions in an attempt to mitigate this risk. These actions include capital raising initiatives involving the issuance of equity and/or notes payable to investors, as well as cash conservation initiatives involving the issuance of equity and/or notes payable to employees and related parties. The accompanying condensed consolidated financial statements do not include any adjustments related to these uncertainties.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$27,600	$23,050
Finished goods	1,720	1,498
Reserve for obsolete inventory	(900)	(1,500)
Inventories	$28,420	$23,048

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2019	December 31, 2018
Office equipment	$3,466	$3,466
Warehouse equipment	76,339	76,339
Computer equipment	8,708	8,708
Research lab	10,334	10,334
Office fixtures	3,750	3,750
Less: accumulated depreciation	(97,342)	(95,154)
Property and equipment	$5,255	$7,443

For the nine months ended September 30, 2019 and 2018, the Company recorded depreciation expense of $2,188 and $4,195 respectively.

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

The Company’s intangible assets, net of accumulated amortization consisted of the following:

Patents and trade secrets, net	September 30, 2019	December 31, 2018
Cost	$697,955	$697,955
Accumulated Amortization	(540,401)	(504,042)
Net intangible assets	$157,554	$193,913

	September 30, 2019	December 31, 2018
Beginning balance for total intangible assets, net	$193,913	$261,849
Amortization expense	(36,359)	(67,936)
Intangible assets, net	$157,554	$193,913

The Surface Modification Technologies assets include a patent and trade secrets on certain manufacturing processes and know-how. For the nine months ended September 30, 2019 and 2018, the Company recorded amortization expense of $36,359 and $35,635, respectively. See Note 1.

As of September 30, 2019, future amortization for the next four years for the Company’s intangible assets consist of the following:

Year	Anticipated Amortization
2019	$11,154
2020	47,513
2021	47,513
2022	47,513
Thereafter	3,861
Total anticipated amortization of intangible assets	$157,554

NOTE 6 – NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTIES

At September 30, 2019 and December 31, 2018, notes payable consisted of the following categories:

	September 30, 2019	December 31, 2018
Notes payable	$28,783	$328,783
Notes payable, convertible	—	25,000
Notes payable, related parties	40,000	926,475
Notes payable, related parties, convertible	—	1,327,450
Total	$68,783	$2,607,708

Notes Payable

Notes payable consisted of two unsecured notes. The first note payable in the amount of $28,783 as of September 30, 2019 and December 31, 2018, respectively, is to a former shareholder with a due date of January 2012, together with accrued interest at 5% APR and interest on overdue principal accruing at 10% APR. The second note payable in the amount of $0 as of September 30, 2019 and $300,000 as of December 31, 2018 was to a shareholder with a due date of August 1, 2015, together with accrued interest at 10% APR. In June 2019, as part of the Company’s debt restructuring initiative, the Company issued the holder of the note a total of 324,262 shares of the Company’s Series RX-1 preferred stock in exchange for the $300,000 of debt owed, inclusive of accrued interest (total $458,729). See Note 10.

At September 30, 2019, the Company was in default for the unsecured note payable in the amount of $28,783 and all related accrued interest.

Notes Payable, Convertible

Notes payable, convertible consisted of one note payable in the amount of $0 as of September 30, 2019 and $25,000 as of December 31, 2018 to an investor with a due date of January 20, 2018, together with accrued interest at 10% APR and was convertible at $0.01 per share of common stock. In June 2019, as part of the Company’s debt restructuring initiative, the Company issued the holder of the note a total of 26,568 shares of the Company’s Series RX-1 preferred stock in exchange for the $25,000 of debt owed, inclusive of accrued interest (total $34,952). See Note 10.

Notes Payable, Related Parties

Notes payable, related parties consisted of the following:

		September 30, 2019	December 31, 2018
Note payable to the Company’s general counsel (also a principal shareholder), due November 10, 2017.	(a)	$—	$7,000

Note payable to an independent contractor (also a minority shareholder), which note payable was due December 3, 2017.	(b)	10,000	10,000

Note payable to an independent contractor (also a minority shareholder), which note payable was due December 20, 2017.	(c)	10,000	10,000

Note payable to an independent contractor (also a minority shareholder), which note payable was due March 16, 2018.	(d)	10,000	10,000

Note payable to an independent contractor (also a minority shareholder), which note payable was due June 22, 2018.	(e)	10,000	10,000

Two notes payable ($150,000 and $120,000) each to the Company’s general counsel (also a principal shareholder), due on demand together with accrued interest at 4.5% APR.	(f)	—	270,000

Note payable to the Company’s general counsel (also a principal shareholder), due on demand together with accrued interest at 12% APR.	(g)	—	10,000

Two notes payable ($349,329 and $87,532) each to the Company’s president and chief executive officer (also a principal shareholder), due on demand together with accrued interest at 4.5% APR.	(h)	—	436,861

Two notes payable ($134,604 and $28,010) each to the Company’s controller (also a shareholder), due on demand together with accrued interest at 4.5% APR.	(i)	—	162,614

Total		$40,000	$926,475

At September 30, 2019, the Company was in default with the contractual payment terms with the unsecured term note payables (b), (c), (d) and (e) to an independent contractor, also a minority shareholder.

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

Notes Payable, Related Parties, Convertible

Notes payable, related parties, convertible consisted of the following:

		September 30, 2019	December 31, 2018
Note payable to a company controlled by an outside director (also a principal shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(a)	$—	$60,000

Three notes payable ($30,000, $55,500 and $28,500) each to an outside director (also a principal shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.01, $0.007 and $0.015, respectively, per share of common stock.	(b)	—	114,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due November 13, 2018 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(c)	—	100,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 4, 2017 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(d)	—	50,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due March 18, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(e)	—	100,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due May 12, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(f)	—	50,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due June 7, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(g)	—	200,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due July 28, 2019 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(h)	—	300,000

Two notes payable ($20,500 and $9,500) each to an outside director (also a minority shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 and $0.015, respectively, per share of common stock.	(i)	—	30,000

Note payable to the Company’s former vice president of research and development (also a minority shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(j)	—	49,000

Note payable to an independent contractor (also a minority shareholder), due on demand together with interest at 4.5% APR, and convertible at $0.007 per share of common stock.	(k)	—	25,700

Note payable in the name of a son of an outside director (also a principal shareholder), due on demand together with accrued interest at 4.5% APR, and convertible at $0.05 per share of common stock.	(l)	—	20,000

Two notes payable ($81,250 and $77,500) each to an independent contractor (also a minority shareholder), due on demand together with interest at 4.5% APR, and convertible at $0.01 per share of common stock.	(m)	—	158,750

Note payable to an investor (also a minority shareholder), due on demand together with interest at 10% APR, and convertible at $0.01 per share of common stock.	(n)	—	20,000

Note payable to a related party investor (by virtue of shareholding percentage, both actual and on an as-converted basis), due June 15, 2018 together with accrued interest at 10% APR, and convertible at $0.01 per share of common stock.	(o)	—	50,000

Total		$—	$1,327,450

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

Note (k) reflects amounts due to an independent contractor who had served as a senior executive of one of the Company’s predecessor divisions prior to the merger with the Company and a current minority shareholder of the Company, for past earnings. In June 2019, as part of the Company’s debt restructuring initiative, the Company issued the holder of the note a warrant for a total of 58,006 shares of the Company’s Series RX-2 preferred stock in exchange for $25,700 of debt owed, inclusive of accrued interest (total $29,003). See Note 10.

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

For the nine months ended September 30, 2019, the Company did not receive any proceeds from the issuance of notes payable. For the year ended December 31, 2018, the Company received proceeds from the issuance of notes payable to related parties in the amount of $20,000 and convertible notes payable to related parties in the amount of $70,000 (total $90,000).

NOTE 7 – GAIN ON INTANGIBLE ASSET

In February 2019, the Company entered into an agreement with Ducora, Inc., a Florida corporation engaged in the direct marketing of certain consumer products (“Ducora”), to assign and sell to Ducora a patent owned by the Company, together with certain related and proprietary trade secret information, the subject of which is a process for producing a certain coating product usable on automobiles and motorcycles, among other potential surfaces. At December 31, 2018, the Company did not have a value assigned to the intangible assets consisting of the patent and proprietary trade secret information. In exchange for the conveyance of this intellectual property, which was effective immediately upon execution of the agreement, the Company received a one-time cash payment in the amount of $150,000. As a result, the Company recognized a gain on the sale of an intangible asset of $150,000 on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019.

NOTE 8 – GAIN ON DEBT SETTLEMENT

In June 2019, the Company finalized a debt restructuring initiative with the Company’s then debtholders. In particular to one of the Company’s previous investors who held a note payable and was not a related party or shareholder of the Company, the note holder agreed to settle such note in exchange for the Company’s Series RX-1 preferred stock. As a result, the Company recognized a gain on debt settlement of $34,925 on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019.

NOTE 9 – GAIN ON DERIVATIVE-BASED RESTRUCTURING OF SERVICE-RELATED OBLIGATIONS

In June 2019, pursuant to certain securities exchange agreements and securities purchase agreements between the Company and certain of its directors and current and former employees, and in exchange for an aggregate $490,658 in debt owed to such parties as of such dates, inclusive of accrued interest, (a portion of which debt had been convertible into Company common stock in accordance with its stated terms and the remainder of which had not), the Company issued to such individuals warrants to purchase a total of 981,316 shares of Company Series RX-2 preferred stock at a price per share of $0.50 for a gain of $182,523. Also in June 2019, pursuant to certain securities exchange agreements and securities purchase agreements between the Company and certain of its outside professional consultants and employees, and in exchange for a gain of $1,397,644 in debt owed to such parties as of such dates, inclusive of accrued interest, (a portion of which debt had at one point in time been convertible into Company common stock in accordance with its stated terms and the remainder of which had not), the Company issued to such individuals warrants to purchase a total of 481,212 shares of Company Series RX-3 preferred stock at a price per share of $5.00. In connection with this serial restructuring of service-related obligations taken as a whole, and based on the relevant accounting guidance, the Company recognized a gain on restructuring of service-related obligations of $1,580,167 on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

In May 2019, the Company’s former vice president of research and development (also a shareholder) held a convertible note and elected to convert such note, together with all then-accrued interest, totaling $55,237 into 7,890,958 shares of common stock. See Note 6.

COMMON STOCK WARRANTS

The Company did not issue common stock warrants for the nine months ended September 30, 2019 and 2018 and no common stock warrants were exercised. As of September 30, 2019, there were no common stock warrants outstanding.

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

The Company used the Option Pricing Method to determine the fair value of the issued and outstanding shares of RX-1 Preferred Stock as this series of preferred stock has a liquidation preference over the Company’s other classes of stock. Based on the calculations within the Option Pricing Method, the fair value of the outstanding 1,418,615 shares of RX-1 Preferred Stock is $674,103. Of those individuals who were issued shares of the Company’s RX-1 Preferred Stock, all were deemed related parties except for one individual. For the related party individuals, the difference between the fair value of the RX-1 Preferred Stock and the aggregate principal and interest of the debt liabilities then owed totaling $1,789,836 was recognized as additional paid in capital. For the non-related party individual, the difference between the fair value of the RX-1 Preferred Stock and the aggregate principal and interest of the debt liability then owed was recognized as a gain. As a result, the Company recognized a gain on debt settlement of $34,925 on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019. See Note 8.

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

The Company used the Black Scholes Method to determine the fair value of the outstanding Series RX-2 Warrants as the underlying preferred stock does not grant its holders any additional economic value over common stock holders, there is no liquidation preference and no one holder would control the Company upon exercise. Based on the calculations within the Black Scholes Method, the fair value of the outstanding Series RX-2 Warrants to purchase a total of 981,316 shares of RX-2 Preferred Stock is $308,133. All individuals who were issued Series RX-2 Warrants were deemed related parties and all amounts then owned, aggregate of principal and interest, were for services performed on behalf of the Company and those services were previously recognized as an expense (such as directors fees or contractor fees) to the Company. As a result, the Company recognized a gain on restructuring of service-related obligations of $182,523 (part of total $1,580,167) on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019. See Note 9.

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

The Company used the Black Scholes Method to determine the fair value of the outstanding Series RX-3 Warrants as the underlying preferred stock does not grant its holders any additional economic value over common stock holders, there is no liquidation preference and no one holder would control the Company upon exercise. Based on the calculations within the Black Scholes Method, the fair value of the outstanding Series RX-3 Warrants to purchase a total of 481,212 shares of RX-3 Preferred Stock is $1,737,175. All individuals who were issued Series RX-3 Warrants were deemed related parties and all amounts then owned, aggregate of principal and interest, were for services performed on behalf of the Company and those services were previously recognized as an expense (such as salaries and wages or contractor fees) to the Company. Although the initial fair value of the RX-3 Warrants is greater than the amounts then owed, and because the RX-3 Warrants carry milestones as described above to be met before any of the warrants shall vest and become exercisable, no expense is to be recognized until if and when the vesting of the RX-3 Warrants becomes probable. No vesting has occurred as of September 30, 2019 and it is not probable as of the date. As a result, the Company recognized a gain on restructuring of service-related obligations of $1,397,644 (part of total $1,580,167) on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019. See Note 9.

For the nine months ended September 30, 2019, no Series RX-2 Warrants nor Series RX-3 Warrants were exercised.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the amount of potential liability the Company is likely to be found liable for otherwise incur as a result of these actions is not so much as would materially affect the Company’s financial condition.

In July, 2014, the Company entered into an employment agreement with the Company’s president and chief executive officer. The agreement provides for a base annual salary of $162,500, a term of three (3) years, and contains a provision for an incentive-based cash bonus equal to one and one half percent (1.5%) of free cash flow (as calculated pursuant to a stated formula) up to a maximum of $500,000 for any single fiscal year. As of September 30, 2019 and December 31, 2018, no amounts for bonuses had been earned or accrued under this provision. In addition to the bonus provision and the annual base salary, the employment agreement provides for payment of previously accrued base salary in the amount of $0 and vested deferred vacation compensation in the amount of $12,500 as of September 30, 2019 and are included in accrued payroll. The agreement further provides for severance compensation equal to the then base salary until the expiration of the term of the agreement. There is no severance compensation in the event of voluntary termination or termination for cause. In May 2017, the Company’s board of director’s, including the compensation committee thereof, reviewed the employment agreement for Mr. Malone and extended the term thereof, otherwise due to expire on July 23, 2017, through July 23, 2020.

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

Total rent expense for the nine months ended September 30, 2019 and 2018 for this facility, before adjustments of reclassified facilities cost for research and development, totaled $64,915 and $63,115, respectively.

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

As of September 30, 2019, one of the Company’s directors held five, separate convertible notes issued by the Company. These convertible notes reflected a portion of the aggregate amount that such outside director is owed by the Company for a combination of (i) certain vendor payments made by him on the Company’s behalf, (ii) cash previously advanced to the Company for working capital, and (iii) director’s fees earned through June 30, 2017. One of these notes, in the face amount of $60,000, was issued to a company controlled by the director, was due on demand, together with accrued interest at 4.5% APR, and was convertible at $0.01 per share of common stock. Another of these notes, issued to the director personally, was in the face amount of $30,000, was similarly due on demand, together with accrued interest at 4.5% APR, and was convertible at $0.01 per share of common stock. The third of these notes, also issued to the director personally, was in the face amount of $55,500, was due on demand, together with accrued interest at 4.5% and was convertible at $0.007 per share of common stock. The fourth note, issued in the name of the director’s son, was in the face amount of $20,000, was due on demand, together with accrued interest at 4.5% and was convertible at $0.005 per share of common stock. The fifth note, issued to the director personally, was in the face amount of $28,500, was similarly due on demand, together with accrued interest at 4.5% APR, and was convertible at $0.015 per share of common stock. In June 2019, in exchange for the five separate convertible notes mentioned above, the Company issued a total of 118,114 shares of the Company’s Series RX-1 preferred stock in exchange for a cumulative $110,000 of debt owed, inclusive of accrued interest (total $132,653) and a warrant for a total of 187,395 shares of the Company’s Series RX-2 preferred stock total in exchange for a cumulative $84,000 of debt owed, inclusive of accrued interest (total $93,698). In addition, the Company issued a warrant for a total of 110,647 shares of the Company’s Series RX-2 preferred stock in exchange for previously accrued director’s fees earned through December 31, 2018 in the amount of $54,000, inclusive of accrued interest (total $55,323). See Note 10.

As of September 30, 2019, the Company’s general counsel held five notes issued by the Company. One such note reflected an amount due for legal services provided for the year ended December 31, 2014 in the amount of $150,000. This note was payable by the Company on demand, together with accrued interest at 4.5% APR. Another of these notes reflected an amount due for legal services provided for the year ended December 31, 2015 in the amount of $120,000. This note was similarly payable on demand, together with accrued interest at 4.5% APR. A third note was in the amount of $10,000, reflects funds advanced to the Company for working capital, was due on demand, together with accrued interest at 12% APR. The fourth note of $7,000 reflected funds advanced to the Company for working capital on the basis of a 15-day repayment obligation. The final note in the amount of $15,752, reflected funds advanced to Advanced Cement Sciences LLC for working capital. No terms were set for this fifth note. On December 24, 2018, and in connection with the Company’s acquisition of Advanced Cement Sciences LLC, the Company’s general counsel agreed to relinquish the previous respective rights of conversion on the first three notes mentioned above. In June 2019, in exchange for the five separate notes mentioned above, the Company issued a total of 33,873 shares of the Company’s Series RX-1 preferred stock in exchange for a cumulative $32,752 of debt owed, inclusive of accrued interest (total $37,251) and a warrant for a total of 110,416 shares of the Company’s Series RX-3 preferred stock in exchange for a cumulative of $270,000 of debt owed (total $324,856). In addition, the Company issued a warrant for a total of 77,257 shares of the Company’s Series RX-3 preferred stock total in exchange for previously accrued contractor fees earned through December 31, 2018 in the amount of $221,875, inclusive of accrued interest (total $227,300). See Note 10.

As of September 30, 2019, the Company had issued a total of seven (7) convertible notes to a certain related party investor and significant shareholder. The first such note was in the amount of $100,000, was due on November 13, 2018, together with accrued interest at 10% APR, and was convertible at $0.01 per share of common stock. The second such note was also in the amount of $100,000, was due on March 18, 2019, together with accrued interest at 10% APR, and was convertible at $0.01 per share of common stock. The third such note was in the amount of $50,000, was due on May 12, 2019, together with accrued interest at 10% APR, and was convertible at $0.01 per share of common stock. The fourth such note was in the amount of $200,000, was due on June 7, 2019, together with accrued interest at 10% APR, and was convertible at $0.01 per share of common stock. The fifth such note was in the amount of $300,000, was due on July 28, 2019, together with accrued interest at 10% APR, and was convertible at $0.01 per share of common stock. The sixth such note was in the amount of $50,000, was due on demand, together with interest at 10% APR, and was convertible at $0.01 per share of common stock. And the seventh such note was in the amount of $50,000, was due on June 15, 2018, together with interest at 10% APR, and was convertible at $0.01 per share of common stock. In June 2019, the Company issued a total of 874,964 shares of the Company’s Series RX-1 preferred stock in exchange for the cumulative $850,000 of debt owed, inclusive of accrued interest (total $1,140,015). See Note 10.

As of September 30, 2019, one of the Company’s directors previously held two convertible notes issued by the Company. The first note, issued to the director personally for director’s fees earned through September 15, 2016, was in the face amount of $20,500, due on demand, together with accrued interest at 4.5% APR, and was convertible at $0.007 per share of common stock. The second note, issued to the director for director’s fees earned through June 30, 2017, was in the face amount of $9,500, was similarly due on demand, together with accrued interest at 4.5% APR, and was convertible at $0.015 per share of common stock. In June 2019, the Company issued a warrant for a total of 66,966 shares of the Company’s Series RX-2 preferred stock in exchange for $30,000 of debt owed, inclusive of accrued interest (total $33,483). In addition, the Company issued a warrant for a total of 36,882 shares of the Company’s Series RX-2 preferred stock in exchange for previously accrued director’s fees earned through December 31, 2018 in the amount of $18,000, inclusive of accrued interest (total $18,441). See Note 10.

The Company accrued payroll earned, by related parties, during the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively, in the total amount of $0 and $182,396 for the Company’s president and chief executive officer and controller.

As of September 30, 2019, the Company’s president and chief executive officer previously held two notes issued by the Company. The first note represented previously accrued base salary earned through September 15, 2016 in the amount of $349,329, was due on demand, together with accrued interest at 4.5% APR. The second note represented previously accrued base salary earned through June 30, 2017 in the amount of $87,532, was due on demand, together with accrued interest at 4.5% APR. On December 24, 2018, and in connection with the Company’s acquisition of Advanced Cement Sciences LLC, the Company’s president and chief executive officer agreed to relinquish the previous respective rights of conversion on these two notes. In June 2019, the Company issued a warrant for a total of 170,009 shares of the Company’s Series RX-3 preferred stock in exchange for the $436,861 of debt owed for the two notes, inclusive of accrued interest (total $489,566). In addition, the Company issued a warrant for a total of 41,724 shares of the Company’s Series RX-3 preferred stock in exchange for previously accrued base salary earned through December 31, 2018 in the amount of $117,327, inclusive of accrued interest (total $120,150). See Note 10.

As of September 30, 2019, the Company’s controller previously held two notes issued by the Company. The first note represented previously accrued base salary earned through September 15, 2016 in the amount of $134,604, was due on demand, together with accrued interest at 4.5% APR. The second note represented previously accrued base salary earned through June 30, 2017 in the amount of $28,010, was due on demand, together with accrued interest at 4.5% APR. On December 24, 2018, and in connection with the Company’s acquisition of Advanced Cement Sciences LLC, the Company’s controller agreed to relinquish the previous respective rights of conversion on these two notes. In June 2019, the Company issued a warrant for a total of 63,291 shares of the Company’s Series RX-3 preferred stock in exchange for the $162,614 of debt owed for the two notes, inclusive of accrued interest (total $182,413). In addition, the Company issued a warrant for a total of 18,515 shares of the Company’s Series RX-3 preferred stock in exchange for previously accrued base salary earned through December 31, 2018 in the amount of $52,108, inclusive of accrued interest (total $53,362). See Note 10.

As of September 30, 2019, an independent contractor who had been the president of one of EcoSmart’s divisions prior to the merger with the Company, who is also shareholder of the Company, previously held one convertible note representing accrued earnings in the amount of $25,700. In June 2019, the Company issued the holder of the note a warrant for a total of 58,006 shares of the Company’s Series RX-2 preferred stock in exchange for $25,700 of debt owed, inclusive of accrued interest (total $29,003). See Note 10.

During the nine months ended September 30, 2019 and 2018, the Company recorded revenue for sales to related parties (also minority shareholders) in the amount of $29,920 and $59,7693, respectively. For the nine months ended September 30, 2019, one related party accounted for approximately 3% of Company revenue, a second related party accounted for approximately 2%, and, as a group, the sales to related parties accounted for approximately 5% of Company revenues. These revenues are recorded as revenue, related party on the Company’s Condensed Consolidated Statements of Operations.

NOTE 13 – DISCONTINUED OPERATIONS

As of September 30, 2019 and December 31, 2018, the Company has presented $114,368 of Accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011. See Note 1.

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

Management Overview

In addition to planning a major rebranding initiative of our coatings business, which is now underway, a key focus of management during the nine months ended September 30, 2019 centered on our continuing pursuit of relationships with potentially key strategic business development partners and potential distributors and/or resellers of our RexPro products. To varying degrees, these relationships were pursued in order to establish, further develop, and/or expand our coatings market share within our most highly targeted verticals, including interior flooring and exterior tile, paver and hardscape products (inclusive of vinyl composition tile flooring [“VCT”]), heavy trucks and construction equipment, boats and other marine vessels, automobiles and motorcycles, and industrial and residential HVAC units. Throughout the nine months ended September 30, 2019, management was, as it has continued to be and expects for the foreseeable future to be, committed to securing and solidifying foundational relationships within each of these markets.

During the first half of the nine months ended September 30, 2019, and, with an interest in raising immediate cash while simultaneously seizing on an opportunity to free up management to focus our scarce financial and human resources on other vertical market opportunities, management continued discussions with a third-party consumer marketing group regarding the possibility of assigning all of our then-existing proprietary (patent) rights to our automobile and motorcycle coatings products, which features restorative properties for the exteriors of these vehicles, as well as a unique ability to preserve and protect those surfaces. In February 2019, and following extensive negotiations, a transaction was consummated with this group in which we received immediate, non-recurring gain on intangible assets of $150,000. Although there can be no assurance, it is management’s current expectation that the group to which we assigned this formula intends to begin private-labeling the product commencing sometime during the latter half of 2019 or first quarter of 2020, and that we will likely benefit thereafter for an indeterminate period from ongoing, fixed-price recurring revenue at what we believe will constitute reasonably acceptable gross profit margin levels based on our continued contract manufacturing of it for them.

For the nine months ended September 30, 2019, and after making a variety of strategic determinations during the year ended December 31, 2018, management continued to develop a substantial revision to our going-forward business plan pursuant to which our RexPro interior flooring and exterior tile, paver and hardscape line of coatings products will be the focal point of our resource allocation and operations moving forward. As further detailed in the Business Section of our Annual Report on Form 10-K filed on April 16, 2019, our determination to focus on this line encompasses not only our product manufacturing and distribution operations, but also very pointed initiatives in the direction of building a thriving applications services contracting business, RexPro Services, to both complement and support our product sales as well as stand alone as a major, independently productive part of our business and organization. This strategic determination to vertically integrate a select aspect of our existing business, and the resultant material change in our going-forward business plan, were arrived at on the basis of extensive observations made, data accumulated, market insights developed, and related conclusions reached, in each case by management over the past several years. Although there can be no assurance, we believe that our recent shift in business direction, when coupled with our very strong, proprietary products, positions us very favorably to realize rapid growth and achievement of internally-established financial objectives, both near-and long-term.

In August 2019, the Company entered into an intellectual property sale and assignment agreement with our HVAC distributor in exchange for a one-time cash payment of $200,000. Under the terms of the agreement, the now exclusive worldwide HVAC marketer and distributor of what had up until then been our proprietary product now owns the intellectual property associated with our formerly proprietary HVAC coating product branded and known as “Infiniguard” (a.k.a. “Infinigard”). The agreement includes a provision establishing a transitional manufacturing period of no less than six months during which the Company will continue to manufacture the Infiniguard HVAC coating product for the exclusive worldwide HVAC marketer and distributor at a predetermined, fixed-price per gallon. This agreement supersedes all prior agreements entered into during the year ended December 31, 2018 with the HVAC marketer and distributor under which specified distribution rights within certain designated territories were established. During the nine months ended September 30, 2019, the HVAC marketer and distributor, along with management, invested considerably in pursuing product development and commercialization initiatives aimed at the industrial and residential HVAC equipment coatings products. The Infiniguard coating product serves as a layer of protection from corrosion, including in salt water, acid, alkaline, chemical and similarly harsh environments, and from clogging impairments occasioned by airborne mold, pollen, dust, and soot particulates. Substantial testing in this area by independent groups has been conducted and shown that, over time, a significant correlation can be identified between the natural oxidation and restricted airflow resulting from dirt build-up on the condenser coils of HVAC units, on the one hand, and performance efficiency loss factor on the units, on the other, especially those operating in relatively humid or otherwise harsh climates. In addition to protection from basic operational malfunction, the Infiniguard HVAC coating product enables unit owners to enjoy reduced maintenance requirements as well as increased energy efficiency via a reduction in net kilowatt hours, which translates to a reduction in energy consumption costs of up to 15% over the life of a subject condensing unit. For the nine months ended September 30, 2019, the Company recognized revenue in the amount of $387,056 from such sale of intellectual property and prior distribution rights. In addition, for the nine months ended September 30, 2019, the Company realized an additional $45,000 in revenue from the HVAC marketer and distributor for sales of the Infiniguard HVAC coating product that we continue to manufacture for them on a fixed-price, recurring basis with what we deem to be reasonably acceptable gross profit margins, as well as a pre-payment of approximately $3,000 for the Infiniguard HVAC coating product that will likely be shipped and recognized as revenue during the fourth quarter of 2019.

Regarding ACS, a major shift in our plans occurred during the year ended December 31, 2018 and continued for the nine months ended September 30, 2019. On December 24, 2018, in large part in order to preserve the opportunity afforded by ACS despite our recent determination to continue to restrict further investment in it for the time being, we acquired from the other holders of equity interests in ACS the 68.95% economic interests not previously owned by us, resulting in our owning 100% of this asset. As has been repeatedly disclosed by us in previous filings, since September of 2016, and until recently, we had been allocating increasing amounts of our financial and human resources to the development of ACS’s business and its line of proprietary admixtures for ultra-lightweight, high strength concrete and high-performance stucco products. Previous resource allocations for ACS centered primarily around technology development and testing, manufacturing, and related systems. While several accomplishments were achieved, due to an increasing unavailability of company financial resources and resultant pressures in meeting obligations, management, forced with difficult decisions regarding alternative options for the allocation of scarce capital, determined to substantially reduce further investment for the foreseeable future in ACS, a trend we expect to continue unless and until our financial condition substantially improves. Although there can be no assurance, and subject to a variety of as yet unresolved issues and challenges, we do continue to believe that the ACS technology and products represent a potentially very promising future business opportunity for us. To date, however, ACS has yet to achieve any meaningful degree of sales traction for any of its product lines and, to date, sales have been very limited and deliberately targeted towards customers that view their use of the product as part of a series of final-stage, semi-pilot projects. Despite meaningful efforts towards enabling ACS’s ability to readily provide evidence of product compliance with existing building codes and related industrial standards within identified markets, moreover, and towards its ability to readily demonstrate product workability and efficacy through showcase projects, positive customer experiences, and industry expert references and endorsements within such markets, many of these and related targeted objectives have yet to have been achieved and much remains to be done in terms of ACS’s product commercialization broadly.

Finally, during the nine months ended September 30, 2019, and company-wide, management remained focused on three primary areas identified as keys to our near-term viability, growth and prosperity. One such area was revenue generation, as effected through the formalization of various distribution and licensing relationships that we had been pursuing over time along with new product introductions. A second area was the maximization of cash flow and return on existing assets, as effected through the refinement of internal production operations and throughput efficiencies. A third area was corporate finance, and specifically the raising of capital necessary to bridge shortfalls in available cash, for both operational and capital investment purposes, through to the point, which unfortunately was never reached, at which working capital and cash reserve levels would have been sufficient to be self-sustaining, and which was accomplished during the nine months ended September 30, 2019 and the year ended December 31, 2018 almost exclusively through the sales of various assets or exclusive distribution rights involving assets.

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

Results of Operations for Quarters Ending September 30, 2019 and September 30, 2018

The following tables summarize our results of operations for the three and nine months ended September 30, 2019, as well as for the comparative period ended September 30, 2018.

Statements of Operations for Nine Months Ended September 30,	2019	2018	Change
Net revenues	$621,838	$252,097	$369,741
Cost of sales	(79,438)	(71,882)	(7,556)
Gross profit	542,400	180,215	362,185
Sales, marketing and general and administrative expenses	(406,417)	(742,534)	336,117
Research and development	(24,268)	(180,760)	156,492
Total operating expenses	(430,685)	(923,294)	492,609
Income (loss) from operations	111,715	(743,079)	854,794
Other expenses, net	(123,981)	(210,106)	86,125
Gain on intangible asset	150,000	—	150,000
Gain on debt settlement	34,925	—	34,925
Gain on restructuring of service-related obligations	1,580,167	—	1,580,167
Income (loss) before income taxes	1,752,826	(953,185)	2,706,011
Income tax (provision)	—	—	—
Net income (loss) from operations	$1,752,826	$(953,185)	$2,706,011
Loss attributable to non-controlling interest	—	106,919	(106,919)
Net income (loss) attributable to Findex.com, Inc.	$1,752,826	$(846,266)	$2,599,092

Statements of Operations for Three Months Ended September 30,	2019	2018	Change
Net revenues	$451,889	$74,305	$377,584
Cost of sales	(22,046)	(23,427)	1,381
Gross profit	429,843	50,878	378,965
Sales, marketing and general and administrative expenses	(136,584)	(226,391)	89,807
Research and development	(8,162)	(44,663)	36,501
Total operating expenses	(144,746)	(271,054)	126,308
Income (loss) from operations	285,097	(220,176)	505,273
Other expenses, net	(4,644)	(63,363)	58,719
Income (loss) before income taxes	280,453	(283,539)	563,992
Income tax (provision)	—	—	—
Net income (loss) from operations	$280,453	$(283,539)	$563,992
Loss attributable to non-controlling interest	—	26,833	(26,833)
Net income (loss) attributable to Findex.com, Inc.	$280,453	$(256,706)	$537,159

Elaborated on to varying degrees below, the differing results of operations year-over-year are primarily attributable to the following for the three and nine months ended September 30, 2019:

▪	an increase in net revenues resulting from a combination of the following: (i) the intellectual property sale and assignment agreement with our now exclusive worldwide HVAC marketer and distributor of the Infiniguard HVAC coating products in August 2019, which agreement superseded all prior sales of distribution rights entered into during June and August 2018 with such party, (ii) a marginal increase in sales for the nine months ended September 2019 in our interior flooring and exterior tile, paver and hardscape coatings products, (iii) developing, though modest, revenues from our initial foray into application services, and (iv) all offset in the aggregate to some degree, however, from there having been a period of nine months ended September 30, 2018 during which we were deriving revenue from not only our prior distribution partner but also another, newer entrant HVAC distribution partner (which eventually came to replace the former, a circumstance that did not re-occur during the corresponding period in 2019);
▪	an increase in gross profit margin directly attributable to the increase in net revenues;
▪	a decrease in our general and administrative costs resulting from a decrease in travel expenditures and total personnel costs following a reduction in staff coupled with our decreased reliance on the use of outside contractors, in each case based on deliberate and necessary cost-saving initiatives for both our RexPro and ACS divisions;
▪	a significant decrease in research and development expense due to:
▪ a strategic determination to reduce our ACS-specific, outside contracting workforce, and
▪ in correlation a reduction of the space utilized for ACS’s research and development operations leading to less rental expense being reclassified as research and development expense;
▪	a decrease in interest expense due to a very significant decrease in total outstanding indebtedness resulting from our debt restructuring initiative completed in June 2019;
▪	a gain recognition on intangible assets resulting from the sale of a patent owned by the Company, together with certain related and proprietary trade secret information, the subject of which is a process for producing a certain coating product usable on automobiles and motorcycles, among other potential surfaces;
▪	a gain on debt settlement resulting from our debt restructuring initiative, which included, among many other transactions, the settling of a note payable with an investor who was neither a related party nor a shareholder of the Company; and
▪	a substantial and highly material gain realized on the derivative-based restructuring of certain service-related obligations owed to various directors and current and former employees, as well as outside professional consultants.

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

Revenues

The following is certain detail from and built into the revenue related line items of our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019, as well as for the comparative period ended September 30, 2018.

					Change
Revenues from Operations for Nine Months Ended September 30,	2019	% to Sales	2018	% to Sales	$	%
Revenues	$592,018	95%	$191,004	76%	$401,014	210%
Revenues related parties	29,920	5%	59,693	24%	(29,773)	50%
Gross Revenues	621,938	100%	250,697	99%	371,241	148%
Less estimated sales returns and allowances	(100)	0%	1,400	1%	(1,500)	107%
Net revenues	$621,838	100%	$252,097	100%	$369,741	147%

					Change
Revenues from Operations for Three Months Ended September 30,	2019	% to Sales	2018	% to Sales	$	%
Revenues	$451,046	100%	$67,592	93%	$383,454	567%
Revenues related parties	843	0%	4,913	7%	(4,070)	83%
Gross Revenues	451,889	100%	72,505	100%	379,384	523%
Less estimated sales returns and allowances	—	0%	1,800	2%	(1,800)	100%
Net revenues	$451,889	100%	$74,305	102%	$377,584	508%

The differing results of our net revenues are primarily attributable to the following for the three and nine months ended September 30, 2019:

▪	an increase in net revenues resulting from the intellectual property sale and assignment agreement with our now exclusive world-wide HVAC marketer and distributor of the Infiniguard HVAC coating products in August 2019, which such agreement superseded all prior sales of distribution rights agreements entered into during June and August 2018 with our HVAC distributor, a marginal increase in sales for the nine months ended September 2019 in our interior flooring and exterior tile, paver and hardscape coatings products coupled with developing, though modest, revenues from our initial foray into application services, offset in the aggregate to some degree, however, from there having been a period during the nine months ended September 30, 2018 when we were deriving revenue from not only a former major HVAC vertical distribution affiliate but also a newer HVAC distribution partner that ended up replacing the former, a circumstance that was non-recurring during the corresponding period in 2019;
▪	a lack of revenue more generally attributable to the non-availability of marketing and sales working capital allocations which were, as they remain, severely constrained and extremely limited throughout the first nine months of 2019; and
▪	a decrease in net revenues from related parties within our industrial and residential HVAC coating products based on our gradual disassociation from a former distributor during the early part of the second quarter of 2018, which distributor had been a related party (though this decrease was more than offset by an upsurge in sales in this same vertical through a separate, developing distribution relationship with another third-party applicator group, which has since become the exclusive world-wide HVAC marketer and distributor).

By vertical market, our revenues during the nine months ended September 30, 2019 and 2018 broke out as follows:

Revenue by Vertical Market for Nine Months Ended September 30,	2019	2018	Change	%
HVAC/Related Equipment	$438,697	$79,098	$359,599	455%
Interior Flooring/Exterior Hardscape	119,438	112,319	7,119	6%
Heavy Equipment	36,570	39,256	(2,686)	7%
Applications Services	15,608	—	15,608	0%
Other	11,525	21,424	(9,899)	46%
Net revenues	$621,838	$252,097	$369,741	147%

The differing results of our net revenues by vertical market are primarily attributable to the following for the nine months ended September 30, 2019:

▪	an increase in net revenues resulting from a combination of the following: (i) the intellectual property sale and assignment agreement with our now exclusive worldwide HVAC marketer and distributor of the Infiniguard HVAC coating products in August 2019, which agreement superseded all prior sales of distribution rights entered into during June and August 2018 with such party, (ii) a marginal increase in sales for the nine months ended September 2019 in our interior flooring and exterior tile, paver and hardscape coatings products, (iii) developing, though modest, revenues from our initial foray into application services, and (iv) all offset in the aggregate to some degree, however, from there having been a period of nine months ended September 30, 2018 during which we were deriving revenue from not only our prior distribution partner but also another, newer entrant HVAC distribution partner (which eventually came to replace the former, a circumstance that did not re-occur during the corresponding period in 2019);
▪	an increase in our interior flooring and exterior tile, paver and hardscape coatings for the nine months ended September 30, 2019 attributable to:
▪ an increase in the sale of our V-Shield™ coating, principally as a result of its having been used on an applications job for a United States Veteran’s Administration hospital;
▪ an increase in our interior flooring coatings, one SKU of which was being applied in multiple bathrooms at different Wegman’s grocery store chain outlets; and
▪ an increase in our interior flooring coatings sold through a Canadian distributor of ours;
▪	a greater-than-normal sales volume for our heavy truck and construction equipment coatings products during the nine months ended September 30, 2018, unmatched during the corresponding period in 2019, attributable to one of our customers having placed several unusually large orders during the first quarter of 2018, which was not subsequently repeated but rather replaced in May 2018 by their issuance of a standing and recurring monthly purchase order; and
▪	an increase in our application services for the nine months ended September 30, 2019 as we began to ramp up initiatives in the direction of building our planned applications services contracting business.

For the nine months ended September 30, 2019, one shareholder/related party, who specializes in applying our interior flooring and exterior tile, paver and hardscape coatings, accounted for approximately 3% of our revenue, and a second shareholder/related party, who also specializes in applying our interior flooring and exterior tile, paver and hardscape coatings, accounted for 2% of our revenue. As a group, the sales to shareholders/related parties accounted for approximately 5% of our revenues with a majority of the revenues derived from our interior flooring and exterior tile, paver and hardscape coatings. During 2018, we entered into an exclusive North American and Caribbean distribution rights agreement for the HVAC and refrigeration vertical markets for our coatings with a third-party applicator group from which we received immediate non-recurring, amortized (non-realized) revenue of $190,000. We determined that the associated revenue would be recognized over the period of thirty years as the agreements for the sale of the distribution rights also called for us to continue to produce and manufacture the product for our HVAC distributor over the term of the agreement. However, as disclosed elsewhere in this quarterly report on Form 10-Q, in August 2019, we entered into an intellectual property sale and assignment agreement with our HVAC distributor in exchange for a one-time cash payment of $200,000. Under the terms of the agreement, the now exclusive worldwide HVAC marketer and distributor of what had been our proprietary product now owns the intellectual property associated with our formerly proprietary HVAC coating product branded and known as “Infiniguard” (a.k.a. “Infinigard”). The agreement includes a provision establishing a transitional manufacturing period of no less than six months during which we will continue to manufacture the Infiniguard HVAC coating product for the exclusive worldwide HVAC marketer and distributor at a predetermined, fixed-price per gallon. This agreement supersedes all prior agreements entered into during the year ended December 31, 2018 with the HVAC marketer and distributor under which specified distribution rights within certain designated territories were established. For the nine months ended September 30, 2019 and 2018, we recognized contract liability in the amount of $0 and $188,639, respectively and revenue in the amount of $387,056 and $1,361, respectively from such sales of distribution rights and intellectual property.

Although there can be no assurance, we anticipate an increase in overall Company revenues in future periods as the focal point of the Company in terms of business development will be increasingly centered around our RexPro interior flooring and exterior tile, paver and hardscape coatings applications services and products, and, likely to a lesser degree, the continued and expanded growth of our heavy truck and construction equipment coatings.

Although there can be no assurance of either mix or volume, and based on our revised business plan, we expect going forward to derive recurring revenue from each of the following:

▪	the performance of interior flooring and exterior hardscape applications services;
▪	sales of our interior flooring and exterior hardscape product beyond that sold as part of our applications services;
▪	the manufacturing and containerizing of coating products that we have conveyed to unaffiliated third parties such as those aimed at the HVAC and refrigeration unit market, and the automotive and motorcycle markets; and
▪	sales of our other vertical market coatings to licensees, distributors, private-label resellers, remanufacturers and other users, including those for power generators, vessels and marine infrastructure, heavy trucks and construction equipment/vehicles, oil, gas and mining infrastructure/equipment.

Management believes that, going forward, our future revenues will be driven largely by and dependent upon the following key factors:

▪	the degree to which we successfully execute our planned transition over to what will primarily be a services company in relation to our RexPro interior flooring and exterior hardscape coatings business, including our ability to meaningfully differentiate ourselves among specialty-service contractors;
▪	the growth rate in the number and size of client-customer accounts (as determined through a combination of sales headcount, quota and productivity rates in relation to meeting quota);
▪	our client retention rate;
▪	the maintenance of our existing product pricing power, including the degree to which our product develops a reputation in the market as markedly superior to most others; and
▪	our applications services pricing.

Cost of Sales

The following is certain detail from and built into the cost of sales related line items of our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019, as well as for the comparative period ended September 30, 2018.

					Change
Cost of Sales for Nine Months Ended September 30,	2019	% of Sales	2018	% of Sales	$
Direct costs	$61,942	10%	$53,584	21%	$8,358
Royalties	1,941	0%	2,027	1%	(86)
Freight-out	15,555	3%	16,271	6%	(716)
Cost of sales	$79,438	13%	$71,882	28%	$7,556

					Change
Cost of Sales for Three Months Ended September 30,	2019	% to Sales	2018	% to Sales	$
Direct costs	$16,625	4%	$17,288	23%	$(663)
Royalties	532	0%	654	1%	(122)
Freight-out	4,889	1%	5,485	7%	(596)
Cost of sales	$22,046	5%	$23,427	32%	$(1,381)

Cost of sales consists primarily of direct costs, royalties accrued to providers of intellectual property, and the costs associated with reproducing, packaging, and shipping our products. The significant decrease in cost of sales as a percentage of net revenues for the three and nine months ended September 30, 2019 is directly attributable to the increase in revenue resulting from the intellectual property sale and assignment agreement with the now exclusive worldwide HVAC marketer and distributor for our HVAC coating product in August 2019, which such agreement superseded all prior sales of distribution rights agreements entered into during June and August 2018 with our HVAC distributor resulting in the immediate recognition of any remaining contract liability associated with those distribution right agreements.

The differing gross margins by our vertical markets are shown below:

Gross Margin by Vertical Market	Gross Margin %
Interior Flooring/Exterior Hardscape	89.06%
HVAC/Related Equipment	36.05%
Heavy Equipment	82.51%
Marine	86.88%

In August 2019, the Company entered into an intellectual property sale and assignment agreement with our HVAC distributor in exchange for a one-time cash payment of $200,000. Under the terms of the agreement, the now exclusive worldwide HVAC marketer and distributor of what had up until then been our proprietary product now owns the intellectual property associated with our formerly proprietary HVAC coating product branded and known as “Infiniguard” (a.k.a. “Infinigard”). The agreement includes a provision establishing a transitional manufacturing period of no less than six months during which the Company will continue to manufacture the Infiniguard HVAC coating product for the exclusive worldwide HVAC marketer and distributor at a predetermined, fixed-price per gallon. This agreement supersedes all prior agreements entered into during the year ended December 31, 2018 with the HVAC marketer and distributor under which specified distribution rights within certain designated territories were established.

The high gross margins in our interior flooring and exterior tile, paver and hardscape coatings was a key point when management determined to shift to our new long-term strategic plans to vertically integrate into the applications services market. The amount of physical product used in periodic maintenance process is a relatively minor component in the overall cost of applications services and the overwhelming volume of gross revenue in this industry goes to those performing the applications of such products. As illustrated above, we have extremely high gross margins in all areas except for the HVAC and related equipment coatings market. This is a direct result of the intellectual property sale and assignment agreement that we entered into in August 2019 with what had up until then been our exclusive worldwide HVAC coatings marketer and distributor. Under the terms of the agreement, we will continue to produce and manufacture the product for the HVAC marketer and distributor for a transitional period of a minimum of six months at a predetermined, fixed-price per gallon of product. For the nine months ended September 30, 2019, we experienced a decrease in the gross margins for our HVAC vertical market of 5.65% from 41.70% for the year ended December 31, 2018 to 36.05% for the nine months ended September 30, 2019. This decrease is again a result of the August 2019 intellectual property sale and assignment agreement with the HVAC marketer and distributor as a new manufacturing fixed-price per gallon was established. In contrast, we have experienced an increase in gross margins in all areas except for HVAC, and although there can be no assurance, management believes this can be maintained as it has put into place several safeguards for price fluctuations for our raw materials.

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

Sales, General and Administrative

The following is certain detail from and built into the SG&A related line items of our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019, as well as for the comparative period ended September 30, 2018.

					Change
Sales, General and Administrative Costs for Operations for Nine Months Ended September 30,	2019	% of Sales	2018	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$4,733	1%	$7,942	3%	$(3,209)	40%
Sales commissions	10,923	2%	12,729	5%	(1,806)	14%
Total sales and marketing	15,656	3%	20,671	8%	(5,015)	24%
Personnel costs	181,304	29%	478,003	190%	(296,699)	62%
Research and development	24,268	4%	180,760	72%	(156,492)	87%
Professional fees	57,205	9%	100,736	40%	(43,531)	43%
Travel and entertainment costs	8,073	1%	28,553	11%	(20,480)	72%
Rent	56,476	9%	37,030	15%	19,446	53%
Other general and administrative costs	87,703	14%	77,541	31%	10,162	13%
Total general and administrative	415,029	67%	902,623	358%	(487,594)	54%
Total sales, marketing, general and administrative	$430,685	69%	$923,294	366%	$(492,609)	53%

					Change
Sales, General and Administrative Costs for Operations for Three Months Ended September 30,	2019	% of Sales	2018	% of Sales	$	%
Selected expenses:
Advertising and direct marketing	$2,076	0%	$3,628	5%	$(1,552)	43%
Sales commissions	6,398	1%	6,310	8%	88	1%
Total sales and marketing	8,474	2%	9,938	13%	(1,464)	15%
Personnel costs	62,848	14%	148,169	199%	(85,321)	58%
Research and development	8,162	2%	44,663	60%	(36,501)	82%
Professional fees	17,052	4%	24,152	33%	(7,100)	29%
Travel and entertainment costs	1,429	0%	3,553	5%	(2,124)	60%
Rent	18,825	4%	14,096	19%	4,729	34%
Other general and administrative costs	27,956	6%	26,483	36%	1,473	6%
Total general and administrative	136,272	30%	261,116	351%	(124,844)	48%
Total sales, marketing, general and administrative	$144,746	32%	$271,054	365%	$(126,308)	47%

Our research and development costs consist of direct production costs, including labor directly associated with the development of projects and outside consultants, and indirect costs, such as those associated with facilities leasing and related overhead. For labor costs and costs of outside consultants, we record the research and development costs as a reduction against either personnel costs or contract services. For facilities leasing related expenses, we record the research and development costs as a reduction against rent. For the three and nine months ended September 30, 2019, we reclassified to research and development approximately $3,000 and $10,000, respectively, from total personnel costs and approximately $3,000 and $8,000, respectively, from rent. Comparatively, for the three and nine months ended September 30, 2018, we reclassified to research and development approximately $10,000 and $57,000, respectively, from total personnel costs and approximately $7,000 and $18,000, respectively, from rent.

The differing results of total sales, marketing, general and administrative costs are primarily attributable to the following for the nine months ended September 30, 2019:

▪	a decrease in total sales and marketing expenditures resulting from reduced marketing materials production requirements year over year coupled with a decrease in sales commissions paid out due to an over-accrual error in commissions tied to our interior flooring and exterior tile, paver and hardscape coatings sales;
▪	an overall decrease in total personnel costs, after adjustments of reclassified wages for research and development, stemming from a required decrease in our staff and use of outside contractors based on our company-wide cost-saving initiatives as well as the lack of available company financial resources to retain a broader full-time staff;
▪	a decrease in research and development expense resulting from a strategic determination to reduce our ACS-specific, outside contracting workforce and the required rental space for ACS research and development operations;
▪	a decrease in professional services resulting mainly from a decrease in independent business development contracting services as well as a decrease, by way of verbal agreement, in the fees normally accrued for our board of directors due to continuing financial constraints coupled with a Company-wide understanding that the continued accrual of such fees would be a counter-productive measure against the backdrop of the otherwise sweeping initiatives being pursued by the Company to lessen crippling liabilities;
▪	a decrease in travel and entertainment expenses due to a curtailing (at least temporarily) of trips being needed to continue our initiatives surrounding the development of ACS;
▪	an increase in rent for the nine months ended September 30, 2019 as the space utilized and dedicated specifically to ACS’s research and development operations was scaled back during the later half of 2018 due to the lack of available company financial resources coupled with ACS’s lack of near-term prospects for generating material revenue (resulting in smaller adjustments of reclassified rent); and
▪	an overall increase in our general and administrative costs mainly due to an increase in fees required by our secretary of state.

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

Gain on Intangible Asset

In February 2019, we sold, for $150,000 in cash to an unaffiliated private company, a patent then owned by the Company, together with certain related and proprietary trade secret information, the subject of which is a process for producing a certain coating product usable on automobiles and motorcycles, among other potential surfaces . We did not have a value assigned to the intangible assets consisting of the patent and proprietary trade secret information, and as a result, we recognized a gain on intangible asset of $150,000 on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019.

Gain on Debt Settlement

In June 2019, the Company finalized a broad-based debt restructuring initiative with our then debtholders. One such debtholder, who was not a shareholder; and therefore, who did not constitute a related party, agreed to settle such note in exchange for the Company’s Series RX-1 preferred stock. This transaction triggered the recognition of a gain by us on debt settlement in the amount of $34,925 on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019.

Gain on Derivative-Based Restructuring of Service-Related Obligations

In June 2019, pursuant to certain securities exchange agreements and securities purchase agreements between the Company and certain of our directors and current and former employees, and in exchange for an aggregate $490,658 in debt owed to such parties as of such dates, inclusive of accrued interest, (a portion of which debt had been convertible into Company common stock in accordance with its stated terms and the remainder of which had not), the Company issued to such individuals warrants to purchase a total of 981,316 shares of Company Series RX-2 preferred stock at a price per share of $0.50. Also in June 2019, pursuant to certain securities exchange agreements and securities purchase agreements between the Company and certain of our outside professional consultants and employees, and in exchange for an aggregate $1,397,647 in debt owed to such parties as of such dates, inclusive of accrued interest, (a portion of which debt had at one point in time been convertible into Company common stock in accordance with its stated terms and the remainder of which had not), the Company issued to such individuals warrants to purchase a total of 481,212 shares of Company Series RX-3 preferred stock at a price per share of $5.00. In connection with this serial restructuring of service-related obligations taken as a whole, and based on the relevant accounting guidance, we recognized a gain on restructuring of service-related obligations of $1,580,167 on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019.

Income Taxes

As of September 30, 2019 and December 31, 2018, based on uncertainty about the timing of and ability to generate future taxable income and our assessment that the realization of the deferred tax assets no longer met the “more likely than not” accounting criterion for realization, we provided for a full valuation allowance against our net deferred tax assets. If we determine at some point that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

Liquidity And Capital Resources

Our primary needs for liquidity and capital resources are the working capital requirements of our continued operations, which includes raw materials procurement, production personnel, service applications personnel, the ongoing internal development of new products and expansion and upgrade of existing products, marketing and sales, and executive salaries and insurance benefit obligations. Cash generated through our current operations may not prove sufficient to sustain such operations, and our pursuit of an aggressive growth plan, as currently exists, will likely require funding from outside sources. (See Note 2 – Going Concern.) Funding from outside sources may include but is not limited to the pursuit of other financing options such as commercial loans or public or private sales of securities, including common stock, preferred stock and/or convertible notes or debentures. The Company’s cash on hand as of September 30, 2019 was insufficient to support our operations for the next twelve months.

Working Capital	September 30, 2019	December 31, 2018
Current assets	$130,625	$43,498
Current liabilities	$660,951	$4,519,823
Accumulated deficit	$7,213,864	$8,966,690

Liquidity for our day-to-day continuing operations remains a very serious ongoing concern for us, and there can be no assurance of it remaining manageable.

Cash Flows for Nine Months Ended September 30,	2019		2018		Change	%
Cash flows used in operating activities		$(66,390)		$(115,920)	$49,530	43%
Cash flows provided in investing activities		$150,000	$	---	$150,000	0%
Cash flows provided by financing activities	$	---		$140,000	$(140,000)	100%

Net cash used in operating activities for the nine months ended September 30, 2019 and 2018, consisted mainly of payments for personnel, inventory purchases, vendor payments and other operating expenses.

Net cash provided in investing activities for the nine months ended September 30, 2019, resulted from the sale of a patent then owned by the Company for $150,000 in cash to an unaffiliated private company.

For the nine months ended September 30, 2019, we did not have proceeds by financing activities. Comparatively, for the nine months ended September 30, 2018, cash provided by financing activities was mainly the result of proceeds from the sale of common stock as well as proceeds from the sale of note payables to related parties.

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

Discontinued Operations

As of September 30, 2019 and December 31, 2018, the Company has presented $114,368 of accrued royalties in discontinued operations. The royalties pertain to the Company’s sale of the QuickVerse® product line in 2011.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer/Chief Financial Officer has evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q September 30, 2019, and has determined that such disclosure controls and procedures are not effective. Our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report, other than those disclosed above that materially affected, or is reasonable likely to materially effect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the date of this quarterly report on Form 10-Q for the nine months ended September 30, 2019, and to the best knowledge of our officers and directors, there are no pending material legal proceedings to which we were a party and none are threatened or contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2019, there were no reportable events under this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

For the period ended September 30, 2019, we are in default under a certain unsecured term note to a former shareholder in the total amount of approximately $63,000. The arrearage as of such date was $28,783, plus interest. In accordance with the terms of the note, however, our default has triggered an acceleration of the entire balance plus accumulated interest.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2019, there were no reportable events under this Item 5.

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

3(i).4	Amendment to Articles of Incorporation of Findex.com, Inc. by way of Certificate of Designation of Series RX-1 Convertible Preferred Stock dated May 24, 2019 incorporated by reference to Exhibit 3.1 on Form 8-K filed May 31, 2019.

3(i).5	Amendment to Articles of Incorporation of Findex.com, Inc. by way of Certificate of Designation of Series RX-2 Convertible Preferred Stock dated May 31, 2019 incorporated by reference to Exhibit 3.1 on Form 8-K filed June 7, 2019.

3(i)6	Amendment to Articles of Incorporation of Findex.com, Inc. by way of Certificate of Designation of Series RX-3 Convertible Preferred Stock dated May 31, 2019 incorporated by reference to Exhibit 3.2 on Form 8-K filed June 7, 2019.

3(ii).1	Restated By-Laws of Findex.com, Inc., incorporated by reference to Exhibit 3.3 on Form 8-K filed March 15, 2000.

10.1	Stock Incentive Plan of Findex.com, Inc. dated May 7, 1999, incorporated by reference to Exhibit 10.1 on Form 10-KSB/A filed May 13, 2004.

10.2	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.3	License Agreement between Findex.com, Inc. and Parsons Technology, Inc. dated June 30, 1999, incorporated by reference to Exhibit 10.3 on Form 10-KSB/A filed May 13, 2004.

10.4	Employment Agreement between Findex.com, Inc. and Steven Malone dated July 25, 2003, incorporated by reference to Exhibit 10.4 on Form 10-KSB/A filed May 13, 2004.

10.5	Employment Agreement between Findex.com, Inc. and Kirk Rowland dated July 25, 2003, incorporated by reference to Exhibit 10.5 on Form 10-KSB/A filed May 13, 2004.

10.6	Employment Agreement between Findex.com, Inc. and William Terrill dated June 7, 2002, incorporated by reference to Exhibit 10.6 on Form 10-KSB/A filed May 13, 2004.

10.7	Restricted Stock Compensation Agreement between Findex.com, Inc. and John A. Kuehne dated July 25, 2003, incorporated by reference to Exhibit 10.7 on Form 10-KSB/A filed May 13, 2004.

10.8	Restricted Stock Compensation Agreement between Findex.com, Inc. and Henry M. Washington dated July 25, 2003, incorporated by reference to Exhibit 10.8 on Form 10-KSB/A filed May 13, 2004.

10.9	Restricted Stock Compensation Agreement between Findex.com, Inc. and William Terrill dated July 25, 2003, incorporated by reference to Exhibit 10.9 on Form 10-KSB/A filed May 13, 2004.

10.10	Stock Purchase Agreement, including the form of warrant agreement, between Findex.com, Inc. and Barron Partners, LP dated July 19, 2004, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 28, 2004.

10.11	Amendment No. 1 to Stock Purchase Agreement between Findex.com, Inc. and Barron Partners, LP dated September 30, 2004, incorporated by reference to Exhibit 10.3 on Form 8-K filed October 6, 2004.

10.12	Registration Rights Agreement between Findex.com, Inc. and Barron Partners, LP dated July 26, 2004, incorporated by reference to Exhibit 10.2 on Form 8-K filed July 28, 2004.

10.13	Waiver Certificate between Findex.com, Inc. and Barron Partners, LP dated September 16, 2004, incorporated by reference to Exhibit 10.4 on Form 8-K filed October 6, 2004.

10.14	Settlement Agreement between Findex.com, Inc., The Zondervan Corporation, Mattel, Inc., TLC Multimedia, Inc., and Riverdeep, Inc. dated October 20, 2003, incorporated by reference to Exhibit 10.14 on Form 10-KSB/A filed December 14, 2005.

10.15	Employment Agreement Extension between Findex.com, Inc and Steven Malone dated March 31, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 6, 2006.

10.16	Employment Agreement Extension between Findex.com, Inc and William Terrill dated March 31, 2006, incorporated by reference to Exhibit 10.2 on Form 8-K filed April 6, 2006.

10.17	Employment Agreement Extension between Findex.com, Inc and Kirk R. Rowland dated March 31, 2006, incorporated by reference to Exhibit 10.3 on Form 8-K filed April 6, 2006.

10.18	Promissory Note to Barron Partners, LP dated April 7, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed April 13, 2006.

10.19	Share Exchange Agreement between Findex.com, Inc. and the stockholders of Reagan Holdings Inc., dated March 7, 2000, incorporated by reference to Exhibit 2.1 on Form 8-K filed March 15, 2000.

10.20	Convertible Secured Promissory Note between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 26, 2006.

10.21	Security Agreement between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed July 26, 2006.

10.22	Common Stock Purchase Warrant between FindEx.com, Inc. and W. Sam Chandoha, dated July 20, 2006 incorporated by reference to Exhibit 10.3 on Form 8-K filed July 26, 2006.

10.23	Modification and Extension Agreement Between FindEx.com, Inc. and W. Sam Chandoha, dated September 20, 2006, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 25,2006.

10.24	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 13, 2007, incorporated by reference to Exhibit 10.24 on Form 10-KSB filed April 17, 2007.

10.25	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 13, 2007, incorporated by reference to Exhibit 10.25 on Form 10-KSB filed April 17, 2007.

10.26	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 13, 2007, incorporated by reference to Exhibit 10.26 on Form 10-KSB filed April 17, 2007.

10.27	Asset Purchase Agreement between Findex.com, Inc. and ACS Technologies Group, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.27 on Form 8-K filed October 24, 2007.

10.28	Partial Assignment of License Agreement Among Findex.com, Inc., Riverdeep, Inc.,LLC and ACS Technologies Group, Inc. dated October 11, 2007, incorporated by reference to Exhibit 10.28 on Form 8-K filed October 24, 2007.

10.29	Asset Purchase Agreement between Findex.com, Inc. and ORG Professional, LLC dated February 25, 2008, incorporated by reference to Exhibit 10.29 on Form 8-K filed on February 28, 2008.

10.30	Warrant Cancellation Agreement between Findex.com, Inc. and Barron Partners, L.P. dated March 6, 2008, incorporated by reference to Exhibit 10.30 on Form 8-K filed on March 10, 2008.

10.31	Employment Agreement Extension Amendment between Findex.com, Inc. and Steven Malone dated April 14, 2008, incorporated by reference to Exhibit 10.31 on Form 10-KSB filed on April 15, 2008.

10.32	Employment Agreement Extension Amendment between Findex.com, Inc. and William Terrill dated April 14, 2008, incorporated by reference to Exhibit 10.32 on Form 10-KSB filed on April 15, 2008.

10.33	Employment Agreement Extension Amendment between Findex.com, Inc. and Kirk R. Rowland dated April 14, 2008, incorporated by reference to Exhibit 10.33 on Form 10-KSB filed on April 15, 2008.

10.34	License Agreement between Findex.com, Inc. and Houghton Mifflin Harcourt Publishing Company dated May 7, 2010, incorporated by reference to Exhibit 10.34 on Form 10-K filed on April 15, 2012.

10.35	Software Product Line Purchase Agreement between FindEx.com, Inc. and WORDsearch Corp., L.L.C. dated May 5, 2011, incorporated by reference to Exhibit 10.35 on Form 8-K filed on May 10, 2011.

10.36	Promissory Note to Barron Partners, LP dated August 18, 2011, incorporated by reference to Exhibit 10.36 on Form 10-Q filed on August 22, 2011.

10.37	Letter of Intent between Findex.com, Inc. and Next Level Hockey, LLC dated June 6, 2013, incorporated by reference to Exhibit 10.37 on Form 8-K filed on June 7, 2013.

10.38	Binding Letter of Intent between Findex.com, Inc. and the Renewable Corporation dated October 29, 2013, incorporated by reference to Exhibit 10.38 on Form 8-K filed on November 4, 2013.

10.39	Agreement and Plan of Merger among FindEx.com, Inc., certain of its affiliated stockholders, ESCT Acquisition Corp., The Renewable Corporation, and EcoSmart Surface and Coating Technologies, Inc. dated January 23, 2014, exclusive of schedules and exhibits other than exhibit forms of Employment Agreements to be entered into between Findex.com, Inc. and each of Joseph Alvarez and Steven Malone, incorporated by reference to Exhibit 10.39 on Form 8-K filed on January 29, 2014.

10.40	Voting Agreement between EcoSmart Surface and Coating Technologies, Inc. and each of three individual stockholders of Findex.com, Inc. dated January 23, 2014, incorporated by reference to Exhibit 10.40 on Form 8-K filed on January 29, 2014.

10.41	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Steven Malone dated July 23, 2014, incorporated by reference to Exhibit 10.1 on Form 8-K filed July 29, 2014.

10.42	Demand Promissory Note dated August 3, 2013, incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 29, 2014.

10.43	The Loan Modification and Loan Assumption Acknowledgment dated July 23, 2014, incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 20, 2014.

10.44	Convertible Promissory Note dated July 23, 2014, incorporated by reference to Exhibit 10.4 on Form 8-K filed on July 29, 2014.

10.45	Employment Agreement by and among Findex.com, Inc., EcoSmart Acquisition Corp., and Bo Inge Hakan Gimvang dated March 3, 2015, incorporated by reference to Exhibit 10.45 on Form 10-K filed on April 15, 2015.

10.46	Loan Modification Agreement and Promissory Note dated March 2, 2015, incorporated by reference to Exhibit 10.46 on Form 10-K filed on April 15, 2015.

10.47	Business development consulting agreement by and among Findex.com, Inc. and J.N.B., LLC. dated November 10, 2015, incorporated by reference to Exhibit 10.47 on Form 10-Q filed on November 16, 2015.

10.48	Manufacturing and distribution joint venture agreement by and among Findex.com, Inc. and Nanotech Materials LLC dated August 17, 2016.

10.49	Operating agreement by and among Findex.com, Inc. and Advanced Nanofibers LLC dated September 14, 2016.

10.50	Securities Exchange Agreement, dated December 24, 2018 by and between the Company and Nanotech Fibers LLC, incorporated by reference to Exhibit 10.50 on Form 8-K filed on December 31, 2018.

10.51	Securities Exchange Agreement, dated December 24, 2018 by and between the Company and Sweet Swing Holdings, LLC, incorporated by reference to Exhibit 10.51 on Form 8-K filed on December 31, 2018.

10.52	Securities Exchange Agreement, dated December 24, 2018 by and between the Company and Octiller International, LLC, incorporated by reference to Exhibit 10.52 on Form 8-K filed on December 31, 2018.

10.53	Securities Exchange Agreement, dated December 24, 2018 by and between the Company and John Wachtel, incorporated by reference to Exhibit 10.53 on Form 8-K filed on December 31, 2018.

10.54	Relinquishment of Debt Conversion Rights, dated December 24, 2018 by and between the Company and Steven Malone, incorporated by reference to Exhibit 10.54 on Form 8-K filed on December 31, 2018.

10.55	Relinquishment of Debt Conversion Rights, dated December 24, 2018 by and between the Company and Steven Malone, incorporated by reference to Exhibit 10.55 on Form 8-K filed on December 31, 2018.

10.56	Relinquishment of Debt Conversion Rights, dated December 24, 2018 by and between the Company and Micki Malone, incorporated by reference to Exhibit 10.56 on Form 8-K filed on December 31, 2018.

10.57	Technology Contribution & Assignment Agreement, dated February 6, 2018 by and between Advanced Cement Sciences, LLC (formerly Advanced Nanofibers LLC) and Matthew R. Piazza, incorporated by reference to Exhibit 10.57 on Form 8-K filed on December 31, 2018.

10.58	Patent & Trade Secret Assignment Agreement, dated February 3, 2019 by and between the Company and Ducora, Inc., incorporated by reference to Exhibit 10.58 on Form 8-K filed on February 7, 2019.

10.59	Series RX-1 Securities Exchange Agreement incorporated by reference to Exhibit 10.1 on Form 8-K filed on June 12, 2019.

10.60	Series RX-2 Securities Exchange Agreement incorporated by reference to Exhibit 10.2 on Form 8-K filed on June 12, 2019.

10.61	Series RX-2 Securities Purchase Agreement incorporated by reference to Exhibit 10.3 on Form 8-K filed on June 12, 2019.

10.62	Series RX-2 Preferred Stock Purchase Warrant incorporated by reference to Exhibit 10.4 on Form 8-K filed on June 12, 2019.

10.63	Series RX-3 Securities Exchange Agreement incorporated by reference to Exhibit 10.5 on Form 8-K filed on June 12, 2019.

10.64	Series RX-3 Securities Purchase Agreement incorporated by reference to Exhibit 10.6 on Form 8-K filed on June 12, 2019.

10.65	Series RX-3 Preferred Stock Purchase Warrant incorporated by reference to Exhibit 10.7 on Form 8-K filed on June 12, 2019.

10.66	Intellectual Property Sale and Assignment, dated August 26, 2019 by and between the Company and Caribbean Energy Solutions, LLC, incorporated by reference to Exhibit 10.66 on Form 8-K filed on August 30, 2019.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated November 12, 2019. FILED HEREWITH.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 12, 2019. FILED HEREWITH.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDEX.COM, INC.

Date: November 12, 2019	By:	/s/ Steven Malone
Steven Malone
President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)